Form 10-Q
period 2013-03-31
Taylor Morrison Home Corp
filed 2013-05-15
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35873

TAYLOR MORRISON HOME CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	90-0907433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 N. Scottsdale Road, Suite 2000 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

(480) 840-8100

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year—if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2013
Class A common stock, $0.00001 par value	32,857,800
Class B common stock, $0.00001 par value	89,451,164

TAYLOR MORRISON HOME CORPORATION

EXPLANATORY NOTE

The financial statements and other disclosures contained in this report include those of Taylor Morrison Home Corporation (“TMHC” or the “Company”), which is the registrant, and those of TMM Holdings Limited Partnership (“TMM Holdings”), which became the principal operating subsidiary of TMHC in a series of reorganization transactions that were completed subsequent to March 31, 2013, in connection with the initial public offering of TMHC (which was completed on April 12, 2013). Accordingly, because TMHC had no substantial assets or activities (except for activities relating to its initial public offering) as of March 31, 2013 and because the reorganization transactions had not been completed as of such date, TMHC believes it is informative to provide the financial statements and various other disclosures of TMM Holdings as of March 31, 2013 and for the quarters ended March 31, 2013 and 2012. For more information regarding the transactions described above, see Note 16, “Subsequent Events,” to the financial statements of TMM Holdings contained in this report.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Taylor Morrison Home Corporation

Balance Sheets

(Amounts in whole dollars)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$8,244	$35,029
Prepaids	182,666	72,100

Total assets	$190,910	$107,129

LIABILITIES AND EQUITY
Liabilities
Payable to Taylor Morrison	$191,766	$106,129

Stockholders’ Equity
Common stock, 1,000 shares issued and outstanding	$10	$10
Additional paid in capital	990	990
Deficit	(1,856)	—

Total stockholders’ equity	1,000	1,000

TOTAL LIABILITIES AND EQUITY	$190,910	$107,129

See accompanying notes to balance sheet

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE BALANCE SHEETS

1.     ORGANIZATION

Organization and Description of the Business—Taylor Morrison Home Corporation (the “Company”), a Delaware Corporation was incorporated on November 15th, 2012 as a holding company for the purposes of facilitating an initial public offering of common stock. As of the date of the balance sheet, the Company has not engaged in any business or other activities except in connection with its formation and contemplated initial public offering. It is expected that in connection with an internal reorganization of TMM Holdings Limited Partnership (“TMM Holdings”), the limited partners of TMM will contribute their interests to a new limited partnership, TMM Holdings II Limited Partnership, formed under the laws of the Cayman Islands (“New TMM Holdings”) such that TMM and the general partner of TMM will become wholly-owned subsidiaries of New TMM Holdings. The Company will, through a series of transactions, become the sole owner of the general partner of New TMM Holdings, and the Company will use the net cash proceeds received in the initial public offering to purchase common partnership units in New TMM Holdings. The Company’s only business following the initial public offering of the Company will be to control the business and affairs of New TMM Holdings and its subsidiaries. The Company will consolidate the financial results of New TMM Holdings and its subsidiaries into the Company’s consolidated financial statements. New TMM Holdings is the ultimate parent of Taylor Morrison Communities, Inc., (“Taylor Morrison,” formerly known as Taylor Woodrow Holdings (USA), Inc.) and Monarch Corporation (“Monarch”). Taylor Morrison’s principal business is residential homebuilding and the development of lifestyle communities throughout the United States, with operations focused in Arizona, California, Colorado, Florida and Texas. Taylor Morrison’s product lines feature entry-level, move-up, and luxury homes. Monarch was founded in the province of Ontario in 1957 and is one of the oldest names in Canadian homebuilding. Its businesses concentrate on high-rise and low-rise residential construction in Ontario, Canada. Taylor Morrison and Monarch through their respective homebuilding subsidiaries are the general contractors for all of their projects and retain subcontractors for home construction and site development. In addition to homebuilding, Taylor Morrison offers financial services to its customers in the U.S. through its mortgage brokerage subsidiary, Taylor Morrison Home Funding, LLC, and title examination services in some locations in the U.S. through various joint ventures.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying balance sheet has been prepared in accordance with accounting principles generally accepted in the United States. Separate statements of income, comprehensive income and changes in stockholders equity have not been presented because there have been no significant operating activities or equity transactions of this entity other than a $1,856 ancillary payment. A separate statement of cash flows has not been presented, as the only transactions impacting such statement are fully described below.

3.     ASSETS

In 2013, the Company used its existing cash on hand along with the $85,637 borrowed from Taylor Morrison to fund the payment of certain fees related to the filing of the Company’s Registration Statement on Form S-1 resulting in a $110,566 increase in prepaids.

4.     LIABILITIES

In 2013, the Company borrowed $85,637 from Taylor Morrison, a related party, to fund the payment of certain fees related to the filing of the Company’s Registration Statement on Form S-1.

In December 2012, the Company borrowed $106,129 from Taylor Morrison, a related party, to fund the payment of certain fees related to the filing of the Company’s Registration Statement on Form S-1.

5.     STOCKHOLDERS EQUITY

The Company is authorized to issue 1,000 shares of Class A common stock, par value $0.01 per share. At November 15, 2012, 1,000 shares of Class A common stock, par value of $.01 per share, were issued for a subscription price of $1,000.

6.     SUBSEQUENT EVENTS

Refer to Footnote 16, “Subsequent Events – Reorganization Transactions” in the TMM Holdings financial statements for information regarding the Company’s April 10, 2013 initial public offering, April 9, 2013 reorganization transactions, the use of proceeds from such offering, the amendment of TMM Holdings revolving credit facility on April 12, 2013 and the April 16, 2013 issuance of $550 million aggregate principal amount of 2021 senior notes due 2021 by TMM Holdings.

TMM Holdings Limited Partnership

Consolidated Balance Sheets

(In thousands, unaudited)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$237,963	$300,567
Restricted cash	13,206	13,683
Real estate inventory	1,737,849	1,633,050
Land deposits	29,595	28,724
Loans receivable	43,997	48,685
Mortgage receivables	40,055	84,963
Tax indemnification receivable	109,231	107,638
Prepaid expenses and other assets, net	118,174	101,427
Other receivables, net	50,561	48,951
Investments in unconsolidated entities	77,469	74,465
Deferred tax assets, net	274,723	274,757
Property and equipment, net	6,162	6,423
Intangible assets, net	24,124	17,954
Goodwill	14,594	15,526

Total assets	$2,777,703	$2,756,813

Liabilities
Accounts payable	$92,883	$98,647
Accrued expenses and other liabilities	184,681	213,413
Income taxes payable	116,142	111,513
Customer deposits	99,777	82,038
Mortgage borrowings	37,351	80,360
Loans payable and other borrowings	256,696	215,968
Revolving credit facility borrowings	88,000	50,000
Senior notes	681,317	681,541

Total liabilities	1,556,847	1,533,480
COMMITMENTS AND CONTINGENCIES (Note 12)
Equity
Net owners’ equity	1,255,804	1,231,050
Accumulated other comprehensive loss	(42,810)	(34,365)

Total owners’ equity	1,212,994	1,196,685
Noncontrolling interests	7,862	26,648

Total equity	1,220,856	1,223,333

TOTAL LIABILITIES AND EQUITY	$2,777,703	$2,756,813

See accompanying notes.

TMM Holdings Limited Partnership

Consolidated Statements of Operations

(in thousands except per unit data, unaudited)

	For the Three Months Ended March 31
	2013	2012
Home closing revenue	$366,769	$220,903
Land closing revenue	8,854	15,240
Mortgage operations revenue	5,889	3,283

Total revenues	381,512	239,426
Cost of home closings	288,831	182,108
Cost of land closings	7,644	11,491
Mortgage operations expenses	3,491	2,029

Total cost of revenues	299,966	195,628
Gross margin	81,546	43,798
Sales, commissions and other marketing costs	25,942	14,776
General and administrative expenses	20,344	17,633
Equity in net income of unconsolidated entities	(3,158)	(3,180)
Interest income, net	(486)	(63)
Indemnification income	(1,710)	(1,636)
Other expense, net	742	211

Income before income taxes	39,872	16,057
Income tax provision	15,535	5,498

Net income	24,337	10,559
Income attributable to noncontrolling interests	(78)	(262)

Net income attributable to Owners	$24,259	$10,297

Income per Class A unit:
Basic and diluted	$0.03	$0.02
Weighted average number of Class A units:
Basic and diluted	762,173	623,620

See accompanying notes

TMM Holdings Limited Partnership

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$24,337	$10,559
Other comprehensive income:
Foreign currency translation adjustments	(8,409)	10,169
Post-retirement benefits adjustments, net of tax	(36)	1,236

Other comprehensive income	(8,445)	11,405

Comprehensive income	15,892	21,964
Comprehensive income attributable to noncontrolling interests	(78)	(262)

Comprehensive income attributable to owners	$15,814	$21,702

See accompanying notes

TMM Holdings Limited Partnership

Consolidated Statements of Equity

(In thousands, unaudited)

	Net Owners Equity	Accumulated Other Comprehensive (Loss) Income	Total Owners Equity	Non- Controlling Interest	Total Equity
Balance—December 31, 2011	649,209	(30,065)	619,144	9,421	628,565
Net income	10,297	—	10,297	262	10,559
Other comprehensive income	—	11,405	11,405	—	11,405
Share based compensation	1,044	—	1,044	—	1,044
Distributions to noncontrolling interests	—	—	—	(300)	(300)
Other	34		34	—	34

Balance—March 31, 2012	660,584	(18,660)	641,924	$9,383	$651,307

	Net Owners Equity	Accumulated Other Comprehensive (Loss) Income	Total Owners Equity	Non- Controlling Interest	Total Equity
Balance—December 31, 2012	1,231,050	(34,365)	1,196,685	26,648	1,223,333
Net income	24,259	—	24,259	78	24,337
Other comprehensive loss	—	(8,445)	(8,445)	—	(8,445)
Share based compensation	495	—	495	—	495
Noncontrolling interest of acquired entity	—	—	—	(18,864)	(18,864)

Balance—March 31, 2013	1,255,804	(42,810)	1,212,994	$7,862	1,220,856

TMM Holdings Limited Partnership

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,337	$10,559
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of unconsolidated entities	(3,158)	(3,534)
Stock compensation expense	495	1,044
Distributions of earnings from unconsolidated entities	2,807	3,128
Depreciation and amortization	1,301	1,436
Deferred income taxes	—	(2,451)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(88,254)	(33,165)
Receivables, prepaid expenses, and other assets	30,739	(14,708)
Customer deposits	18,868	6,846
Accounts payable, accrued expenses, and other liabilities	(39,082)	(33,981)
Income taxes payable	(1,384)	(10,963)

Net cash used in operating activities	(53,331)	(75,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(384)	(913)
Decrease (increase) in restricted cash	254	(1,115)
Investments of capital into unconsolidated entities	(1,153)	—

Net cash used in investing activities	(1,283)	(2,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	—	(300)
Borrowings on line of credit related to mortgage borrowings	138,620	74,359
Repayment on line of credit related to mortgage borrowing	(181,629)	(87,736)
Proceeds from loans payable and other borrowings	7,436	7,525
Repayments of loans payable and other borrowings	(6,454)	(25,505)
Borrowings on revolving credit facility	471,000	—
Payments on revolving credit facility	(433,000)	—

Net cash used in financing activities	(4,027)	(31,657)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,963)	4,871

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(62,604)	$(104,603)
CASH AND CASH EQUIVALENTS — Beginning of period	300,567	279,322

CASH AND CASH EQUIVALENTS — End of period	$237,963	$174,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes (paid) refunded, net	$(10,781)	$(16,400)

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of joint venture loan receivable for equity in joint venture	$—	$23,337

Increase in loans payable issued to sellers in connection with land purchase contracts	$40,941	$48,879

Increase in income taxes payable and related tax indemnification receivable from seller	$(1,593)	$—

See accompanying notes

TMM HOLDINGS LIMITED PARTNERSHIP

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — TMM Holdings Limited Partnership (“TMM Holdings” or the “Company”) is a British Columbia limited partnership formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities”), investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Sponsors”). On July 13, 2011, TMM Holdings, through various wholly owned acquisition subsidiaries, acquired all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (now known as Taylor Morrison Communities, Inc. or “Taylor Morrison”) and Monarch Corporation (“Monarch”) from Taylor Wimpey plc (“Predecessor Parent Company”) through a combination of equity and debt (the “Acquisition”). In conjunction with the Acquisition, a series of holding companies and partnerships were established to hold TMM Holdings’ investments in the acquired businesses. Taylor Morrison’s principal business is residential homebuilding and the development of life style communities throughout the United States, with operations focused in Arizona, California, Colorado, Florida, and Texas. Taylor Morrison’s product lines feature entry-level, move-up, and luxury homes. Monarch was founded in the province of Ontario in 1957 and is one of the oldest names in Canadian homebuilding. Its businesses focus on high-rise and low-rise residential construction in Ontario, Canada. Taylor Morrison and Monarch are the general contractors for all of their projects and retain subcontractors for home construction and site development. In addition to homebuilding, Taylor Morrison offers financial services to its customers in the U.S. through its mortgage brokerage subsidiary and title examination services in some U.S. locations through various joint ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated and combined financial statements in our Registration Statement filing on Form S-1 (File No. 333-185269), as amended, made effective on April 10, 2013. The consolidated financial statements include the accounts of TMM Holdings, Taylor Morrison, Monarch and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and “the Company”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring entries), necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to net owners’ equity in the accompanying consolidated balance sheets and statements of equity.

Darling Acquisition

On December 31, 2012, the Company acquired certain assets and liabilities of Darling Interests, Inc. (“Darling”), a Texas based homebuilder. Darling builds homes under the Darling Homes brand for move-up buyers in the Dallas-Fort Worth Metroplex and Houston markets. The acquisition, which consists primarily of real estate inventory, enables the Company to strengthen its presence in these two Texas markets. The assets and liabilities were acquired in exchange for cash consideration of $114.8. million as well as a contingent payment of $50.0 million, plus 5% of any cumulative EBIT (earnings before interest and taxes) above $229.5 million over the four year period following December 31, 2012. A portion of the initial purchase price was financed by $50.0 million of borrowings under the Company’s Credit Facility and approximately $27.6 million was financed by the sellers. The purchase price to be allocated to the assets and liabilities acquired is as follows (in thousands):

Amount
Initial consideration	$114,845
Contingent consideration	8,300
Seller Financing	27,605
Liabilities assumed	19,021

$169,771

In connection with the purchase price allocation for the acquisition, the Company recorded (in thousands):

	Preliminary Amount (a)	Final Amount (b)	Change
Real estate inventory	$111,814	$112,289	$475
Land deposits	12,500	12,500	—
Joint Venture interests before consolidation	18,999	10,200	(8,799)
Other assets	1,971	3,264	1,293
Intangibles with finite lives	9,121	16,924	7,803
Goodwill	15,526	14,594	(932)
Contingent consideration	(8,300)	(8,300)	—
Seller Financing	(27,605)	(27,605)	—
Liabilities assumed	(19,021)	(19,021)	—

Net assets required	$115,005	$114,845	$(160)

(a)	Preliminary amount recorded on acquisition closing date December 31, 2012.
(b)	Final amount recorded as of January 1, 2013.

There is no Statement of Operations impact due to the finalization of the purchase price allocation as the preliminary purchase price allocation was recorded on the December 31, 2012 closing date; consequently no depreciation or amortization related to the purchase price allocation was recorded in 2012.

The $16.9 million of intangible assets with finite useful lives consist of $1.1 million of trade name, $13.0 million of lot option contracts and supplier relationships, $2.6 million of non-compete covenants and $0.2 million of favorable leases.

The Company valued the $50.0 million of contingent purchase price using probability weightings of the anticipated liability under four different scenarios: (1) business enterprise forecast of liability; (2) the contribution margin and earnings before income and tax estimates from a valuation income forecast; (3) alternative estimates of contribution margin and earnings before interest and taxes and (4) as if the full buy out obligation was paid to Darling. The mid point of the range of the results of these probability weighted valuations was discounted, resulting in a $8.3 million liability that is included within Loans payable and other borrowings at December 31, 2012 and March 31, 2013.

In the course of finalizing the purchase price allocation, the Company consolidated one joint venture resulting from the Darling acquisition. The final purchase price allocation yielded an $18.9 million adjustment to the non controlling interests to account for joint venture partner debts.

Additionally, the Company incurred $1.8 million of transaction costs which were recorded as Other expense in 2012. Darling’s Dallas and Houston operations will be integrated into the Company’s East Region for segment reporting purposes.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the purchase price allocations, valuation of certain real estate, valuations of the M and J Units, deferred tax assets valuation allowance and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Loans Receivable — Loans receivable consist of amounts due from land buyers and certain of our joint ventures, are generally secured by underlying land, bear interest at average interest rates of 3.4% and 5.5% as of March 31, 2013 and December 31, 2012, respectively, and mature at various dates through 2013. The Company imputes interest based on relevant market data for loans with no stated interest rate.

Other Receivables — Other receivables primarily consist of amounts due from buyers of condominiums, as well as other amounts expected to be recovered from various community development districts and utility deposits. Allowances of $1.1 million at March 31, 2013 and $1.1 million at December 31, 2012 are maintained for potential credit losses based on historical experience, present economic conditions, and other factors considered relevant by management for these receivables.

Real Estate Inventory — Inventory consists of land, land under development, homes under construction, completed homes, and model homes. Inventory is carried at cost, net of impairment charges. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes, overhead, and condominium construction costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. For those communities that have been temporarily closed or where development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity begins again. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis.

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, “ASC 360” we review our real estate inventory for indicators of impairment by evaluating each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. The Company pays particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, the Company identifies communities with indicators of impairment and then performs additional analysis to determine if the carrying value exceeds the communities’ undiscounted cash flows. ASC 360 requires that companies evaluate long-lived assets that are expected to be held and used in operations, including inventories, for recoverability based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities, as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above.

The Company’s projected cash flows are impacted by many assumptions. Some of the most critical assumptions in the Company’s cash flow model are the projected absorption pace for home sales, sales prices and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow model, the Company analyzes its historical absorption pace in the community as well as other comparable communities in the geographical area. In addition, the Company considers internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and availability of competing product in the geographic area where the community is located. When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters as well as forecasted population demographics, unemployment rates and availability of competing product.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other comparable communities in the geographical area as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as future forecasted sales prices in neighboring communities as well as future forecasted sales prices for similar products in non-neighboring communities.

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure. Costs assumed in the cash flow model for the Company’s communities are generally based on the rates the Company is currently obligated to pay under existing contracts with its vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure.

Since the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions or strategies that may lead the Company to incur additional impairment charges in the future. Using all available information, the Company calculates its best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. For the three months ended March 31, 2013, and March 31, 2012, no impairment charges were identified and recorded. In certain cases, the Company may elect to stop development and/or marketing of an existing community if it believes the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If the Company decides to stop developing a project, it will impair such project if necessary to its fair value as discussed above and then cease future development and/or marketing activity until such a time when management believes that market conditions have improved and economic performance can be maximized. We review all communities quarterly for potential impairments.

When the Company elects to stop development of a community, it is management’s belief that the community is affected by local market conditions that are expected to improve within the next 3 to 5 years. Therefore, a temporary postponement of construction and development is expected to yield better returns. For these communities, as well as real estate held for development or sale, management’s assessment of the carrying value of these assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future some of these inactive communities may be re-opened while others may be sold. As of March 31, 2013, there were 19 inactive communities with a carrying value of $39.7 million of which $17.0 and $22.7 million is in the East and West Region, respectively. During the three months ended March 31, 2013, the Company placed 1 community into inactive status and moved 2 communities into active status.

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase, and concluding with the sale, construction, and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate, and whether we purchased the property as raw land or finished lots. As of March 31, 2013 and 2012, we were actively selling in 173, including the acquisition of 44 communities from Darling Homes, and 124 communities, respectively.

Inventory consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Operating communities	$1,403,577	$1,296,763
Real estate held for development or sale	334,272	336,287

Total	$1,737,849	$1,633,050

Capitalized Interest — The Company capitalizes certain interest costs to inventory during the development and construction periods. During the three months ended March 31, 2013 and 2012 we capitalized all interest costs into real estate inventory because the levels of our active real estate inventory exceeded our debt costs. Capitalized interest is charged to cost of sales when the related inventory is delivered. Interest capitalized, incurred, and expensed is as follows (in thousands):

	March 31, 2013	March 31, 2012
Interest capitalized — beginning of period	$59,643	$27,491
Interest capitalized	17,243	18,150
Interest amortized to cost of sales	(8,059)	(5,789)

Interest capitalized — end of period	$68,827	$39,852

Interest incurred during the three months ended March 31, 2013 and 2012 was $17.2 million and $18.2 million respectively.

Land Deposits — Deposits we pay related to land options and land purchase contracts are capitalized when paid and classified as land deposits until the associated property is purchased. Deposits are recorded as a component of inventory at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are nonrefundable, deposits are charged to expense if the land acquisition process is terminated or no longer determined probable. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate impairment analysis.

The Company is subject to the usual obligations associated with entering into contracts, including option contracts, for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts, generally through cash deposits or letters of credit, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse against us, except in Canada where sellers have full recourse under statutory regulations. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits and/or letters of credit. As of March 31, 2013 and December 31, 2012, we had the right to purchase approximately 6,177 and 5,013 lots under land option and land purchase contracts, respectively, which represents purchase commitments of $383.5 million and $268.0 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had $29.6 million in land deposits and $4.6 million in letters of credit related to land options and land purchase. As of December 31, 2012, we had $28.7 million in land deposits and $0.2 million in letters of credit related to land options and land purchase contracts.

For the three months ended March 31, 2013 and 2012 no impairment of option deposits and capitalized pre-acquisition costs for abandoned projects was recorded. We continue to evaluate the terms of open land option and purchase contracts in light of housing market conditions and may impair option deposits and capitalized pre-acquisition costs in the future, particularly in those instances where land sellers or third-party financial entities are unwilling to renegotiate significant contract terms.

Investments in Unconsolidated Entities and Variable Interest Entities (VIEs) — In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. In June 2009, the FASB revised its guidance regarding the determination of a primary beneficiary of a VIE.

In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a nonrefundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements and reflect such assets and liabilities as consolidated real estate not owned within our inventory balance in the accompanying consolidated balance sheets. We currently have no VIE’s that we consolidate. Our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of our nonrefundable option deposits totaling $29.6 million and $28.7 million, as of March 31, 2013 and December 31, 2012, respectively. Additionally, we posted $4.6 million and $0.2 million of letters of credit in lieu of cash deposits under certain option contracts as of March 31, 2013 and December 31, 2012, respectively. Creditors of these VIEs, if any, have no recourse against us.

We are also involved in several joint ventures with independent third parties for our homebuilding activities. We use the equity method of accounting for entities that we do not control or where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For those unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in net income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. See Note 3 for financial statement information related to unconsolidated entities.

We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

The evaluation of the Company’s investment in unconsolidated entities includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors. The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally use a discount rate of approximately 12-18% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the equity in loss from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities.

Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.

Noncontrolling Interests — We consolidate joint ventures when we are the primary beneficiary. Therefore, those entities’ financial statements are consolidated in the Company’s consolidated financial statements and the other partners’ equity is recorded as noncontrolling interests.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other “ASC 350.” ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. No goodwill impairment charges were recorded in the three months ended March 31, 2013 and 2012. The Company recorded $15.0 million of goodwill related to the purchase price allocation for the Darling acquisition which closed on December 31, 2012.

Warranty Reserves:

U.S. Operations — We offer warranties on our homes that generally provide for one-year warranties to cover various defects in workmanship or materials or to cover structural construction defects. We may also offer a longer structural warranty in certain markets or to comply with regulatory requirements. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty reserves are based on factors that include an actuarial study for structural warranty, historical and anticipated warranty claims, trends related to similar product types, number of home closings, and geographical areas. The structural warranty is carried by Beneva, a wholly owned subsidiary of Taylor Morrison. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders.

Canadian Operations — We offer a limited warranty that generally provides for seven years of structural coverage; two years of coverage for water penetration, electrical, plumbing, heating, and exterior cladding defects; and one year of coverage for workmanship and materials. We are responsible for performing all of the work during the warranty period. As a result, warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and labor during warranty periods. The warranty reserves are determined using historical experience and trends related to similar product types, and number of home closings.

We regularly review the reasonableness and adequacy of our recorded warranty reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in accrued expenses and other liabilities in the accompanying consolidated and combined balance sheets. A summary of changes in our self-insurance and warranty reserves is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Reserve — beginning of period	$39,760	$43,158
Additions to reserves	5,574	1,502
Costs and claims incurred	(4,345)	(3,007)
Change in estimates to preexisting reserves	571	348
Foreign currency adjustment	(157)	(2)

Reserve — end of period	$41,403	$41,999

Revenue Recognition:

Home Sales — Revenues from home sales are recorded using the completed contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, there is no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

Condominium Sales — Revenues from the sale of condominium units is recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to a rental property, the sales proceeds are collectible, and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. For our Canadian high rise condominiums, these conditions are met when a certificate of occupancy has been received, all significant conditions of registration have been performed and the purchaser has the right to occupy the unit.

Land Sales — Revenues from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Financial Services Revenues — Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans Taylor Morrison Home Funding, LLC (TMHF) originates are sold within a short period of time, generally 20 days, on a nonrecourse basis as further described in Note 13. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

Deposits — Forfeited buyer deposits related to home, condominium, and land sales are recognized in other income in the accompanying consolidated statements of operations in the period in which we determine that the buyer will not complete the purchase of the property and the deposit is determined to be nonrefundable to the buyer.

Sales Discounts and Incentives — We grant our home buyers sales discounts and incentives from time to time, including cash discounts, discounts on options included in the home, option upgrades, and seller-paid financing or closing costs. Discounts are accounted for as a reduction in the sales price of the home.

Earnings per Unit — Basic earnings per unit is computed by dividing net earnings attributable to Owners by the weighted average number of common units outstanding for the period. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue partnership units were exercised or converted into partnership units that then shared in earnings of the Company.

Recently Issued Accounting Pronouncements — In April 2013, the Financial Accounting Standards Board issued ASU 2013-04, Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning January 1, 2014. The Company does not anticipate the adoption of ASU 2013-04 to have an effect on our consolidated financial statements or disclosures.

3. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with unrelated third parties. These entities are generally involved in real estate development or mortgage lending and title services. We use the equity method of accounting for our investments in unconsolidated entities, which are not VIEs and which we do not control, but normally have ownership interests up to 50%.

Summarized condensed financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	March 31, 2013	December 31, 2012
Balance Sheets
Assets:
Inventories	$359,289	$364,105
Other assets	120,699	109,010

Total assets	$479,988	$473,115

Liabilities and owners’ equity:
Debt	$172,626	$162,197
Other liabilities	187,471	193,897

Total liabilities	360,097	356,094

Owners’ equity:
TMM Holdings	59,601	57,837
Others	60,290	59,184

Total owners’ equity	119,891	117,021

Total liabilities and owners’ equity	$479,988	$473,115

	For the Three Months Ended March 31,
	2013	2012
Statements of Operations
Revenues	$27,369	$17,161
Costs and expenses	(15,756)	(12,163)

Net earnings of unconsolidated entities	$11,613	$4,998

Company’s share in net earnings of unconsolidated entities	$5,456	$3,180

We have investments in, and advances to, a number of joint ventures with unrelated parties to develop land and to develop condominium projects, including for-sale residential units and commercial space. Some of these joint ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

The investment in unconsolidated entities on the accompanying consolidated balance sheets includes the fair value adjustments as a result of purchase accounting, while the amounts in this note represent the original equity amounts. Fair value adjustments for the Company’s investment in unconsolidated entities are recorded at the consolidated level and are amortized against the Company’s share of earnings of the underlying joint ventures as the underlying joint venture assets are sold.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

A summary of the changes in goodwill for the quarter ended March 31, 2013 is as follows (in thousands):

Carrying Amount
Balance at December 31, 2012	$15,526
Additions	$—
Adjustments (a)	$(932)

Balance at March 31, 2013	$14,594

(a)	Represents the adjustment required to finalize the purchase price allocation for the December 31, 2012 acquisition of Darling.

INTANGIBLE ASSETS

Intangible asset consist of the following (in thousands):

	March 31, 2013					December 31, 2012
	Gross Carrying Amount		Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Tradenames	$11,322	(b)	$1,799	$9,523	8.0	$11,649	$1,516	$10,133	8.7
Lot option contracts and land supplier relationships	13,000	(b)	1,107	11,893	3.8	4,697	—	4,697	2.0
FMV Leases	224		8	216	6.7	224	—	224	5.0
Non-compete covenants	2,600	(b)	108	2,492	5.8	2,900	—	2,900	5.0

Total	$27,146		$3,022	$24,124		$19,470	$1,516	$17,954

(a)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.
(b)	Changes in gross carrying amounts at March 31, 2013 versus December 31, 2012 relate to the finalization of the Darling purchase price allocation in 2013.

Amortization expense recorded during the three months ended March 31, 2013 and 2012 was $0.9 million, and $0.3 million respectively.

As of March 31, 2013, future amortization expense for intangible assets is estimated to be (in thousands):

April 1st to December 31st 2013	$4,473
2014	5,212
2015	4,686
2016	3,780
2017	1,669
Thereafter	4,304

Total	$24,124

5. LOANS PAYABLE AND OTHER BORROWINGS

Loans payable and other borrowings as of March 31, 2013 and December 31, 2012 consist of amounts due to land sellers and $26.0 million of debt payable to the former owners of Darling at 8.0%. See Note 2 for more information related to the Company’s December 31, 2012 acquisition of Darling. Loans payable bear interest at rates that ranged from 0% to 8% at March 31, 2013 and from 0% to 8% at December 31, 2012, and generally are secured by the land that was acquired with the loans. The Company imputes interest for loans with no stated interest rates. As of March 31, 2013 and December 31, 2012, we were in compliance with all financial covenants.

Principal maturities of loans payable and other borrowings for each of the next five years ending December 31 are as follows (in thousands):

Years ending December 31,
2013	$133,101
2014	72,290
2015	6,930
2016	18,665
2017	4,574
Thereafter	21,136

Total loans payable and other borrowings	$256,696

6. DEBT

Sponsor Loan

In connection with the Acquisition in July 2011, the Company entered into a loan agreement with certain investment funds managed by Oaktree Entities and TPG Entities, providing for a $625.0 million senior unsecured loan (the “Sponsor Loan”) maturing on July 13, 2018. The Sponsor Loan was issued at a discount of 2.5% for $500.0 million of the balance and at par for the remaining $125.0 million balance. In August 2011, $125.0 million of the Sponsor Loan was repaid by Monarch from operating cash. In April 2012, in connection with the offering of the Senior Notes (as defined below), $350.0 million of the Sponsor Loan was repaid in full and the remaining $150.0 million, net of unamortized discount, was converted into additional Class A units of the Company. The remaining balance of the unamortized discount totaling $7.9 million was written off in the quarter ended June 30, 2012 as a result of the retirement of the Sponsor Loan. Amortization expense of the discount was $0.4 million the three months ending March 31, 2012 which is included in interest expense in the accompanying consolidated statements of operations. The Sponsor Loan bore a 13% annual interest rate calculated on a 360-day year. Interest amounts were paid quarterly on the final day of the period. No interest was unpaid or accrued as of March 31, 2013 and 2012. During the three months ended March 31, 2012 the Company amortized $1.8 million of deferred financing costs.

The outstanding balance of the Sponsor Loan was $0 at December 31, 2012 and March 31, 2013.

2020 Senior Notes

On April 13, 2012, we issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were $537.4 million, net of debt issuance costs of $12.6 million, were used, in part, to repay $350.0 million of the Sponsor Loan. The remaining proceeds of approximately $187.4 million from the Offering were used by the Company for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

On August 21, 2012, the Company issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes the “Senior Notes”) at an initial offering price of 105.5% of the principal amount. The Company received $132.5 million, net of debt issuance costs of $3.1 million. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture dated as of April 13, 2012.

There were approximately $16.4 million in unamortized bond financing costs at March 31, 2013 related to the Senior Notes, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. There were approximately $16.9 million in unamortized bond financing costs at December 31, 2012 related to the Senior Notes, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. During the three months ended March 31, 2013 the Company amortized $0.5 million of deferred financing costs. There is $6.3 million of unamortized original issue premium related to the Senior Notes resulting in a $681.3 million balance at March 31, 2013.

The indenture for our Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among other items. The most restrictive covenant of the indenture requires a fixed charge coverage ratio of 2.00 to 1.00. At March 31, 2013, the Company’s fixed charge ratio was 4.37 to 1.00.

Obligations to pay principal and interest on the Senior Notes are guaranteed by the U.S. homebuilding subsidiaries (collectively, the “Guarantor Subsidiaries”) who guarantee the Revolving Credit Facility (as defined below), each of which is directly or indirectly 100% owned by TMM Holdings. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantor Subsidiaries or condensed consolidating financial information because the Senior Notes are not registered and are not subject to registration rights.

At any time prior to April 15, 2015, we are entitled to redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price of 103.875% of the principal amount if the redemption occurs prior to April 15, 2013 or at a redemption price of 107.750% of the principal amount if the redemption occurs on or after April 15, 2013 and prior to April 15, 2015.

Refer to Footnote 16 “Subsequent Events – Use of Proceeds of the IPO” for a discussion of the company’s redemption of $189.6 million aggregate principal amount of Senior Notes.

Revolving Credit Facility

In 2011, the Company entered into a $75.0 million revolving credit facility with Credit Suisse, HSBC, and Deutsche Bank, secured by the underlying assets of the U.S. operations (the “Revolving Credit Facility”). In conjunction with the August 21, 2012 Additional Notes offering the Company exercised the accordion feature of the facility and expanded the line to $125.0 million in capacity. In December 2012, the Revolving Credit Facility was expanded to $225.0 million.

Borrowings under the Revolving Credit Facility may be made in U.S. dollars and in Canadian dollars subject to a U.S. $15.0 million sublimit and bear interest based upon either a LIBOR or CDOR interest rate option, as applicable, or a base rate or Canada prime rate option, as applicable, as selected by the borrowers plus, in each case, an applicable margin. The Revolving Credit Facility matures on July 13, 2016. The applicable margin for (a) any Eurodollar Rate Loan or CDOR Rate Loan is 3.25% per annum, payable on the last date of each applicable interest period or at the end of each three-month period if the applicable interest period is longer than three months and (b) any Base Rate Loan or Canadian Prime Rate Loan, 2.25% per annum, payable quarterly. There is a fee of 0.75% per annum on the commitment (whether drawn or undrawn), payable quarterly in arrears, and subject to a 25 basis point reduction upon the completion of the second full quarter after the closing date based upon the achievement of a specified capitalization ratio. The borrowers have the right to make “amend and extend” offers to lenders of a particular class. Of the draws made under the Revolving Credit Facility there was $88.0 million outstanding balance at March 31, 2013 and $50.0 million outstanding at December 31, 2012. In connection with the original implementation of the Revolving Credit Facility the Company capitalized $0.2 million and $2.1 million of financing fees in 2013 and 2012, respectively. The Company recorded amortization of $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012 respectively.

Under the terms of the Revolving Credit Facility, we have the ability to issue letters of credit totaling up to $125.0 million. Borrowing availability is reduced by the amount of letters of credit outstanding. As of March 31, 2013, there were $18.9 million in letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility contains certain “springing” financial covenants. In the event that, either there are (a) any loans outstanding thereunder on the last day of any fiscal quarter or on more than five separate days of such fiscal quarter or (b) any unreimbursed letters of credit thereunder on the last day of such fiscal quarter or for more than five consecutive days of such fiscal quarter, we will be required to, in respect of such fiscal quarter, comply with a maximum capitalization ratio test as well as a minimum interest coverage ratio test. The maximum capitalization ratio requires a maximum ratio of 0.575 to 1.000. The ratio as calculated by the Company at March 31, 2013 was .47 to 1.000. The minimum interest coverage ratio requires a minimum ratio of 2.00 to 1.00. The ratio as calculated by the Company at March 31, 2013 was 4.33 to 1.00.

The Revolving Credit Facility also contains customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, dividends and other distributions, asset dispositions, investments, sale and leasebacks, passive holding entities with respect to TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Communities Inc. and Monarch Parent Inc. and limitation on debt payments and amendments.

The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants including financial covenants, subject to the exercise of an equity cure, incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees, material security or intercreditor agreements or subordination provisions, and change of control. As of March 31, 2013 and December 31, 2012 we were in compliance with our financial covenants.

Refer to Note 16 “Subsequent Events – Revolving Credit Facility” for a discussion of the Company’s third amendment of the Revolving Credit Facility.

Mortgage Company Loan Facilities

TMHF, the Company’s wholly owned mortgage subsidiary, has certain outstanding facilities, as described further in Note 13, below.

Letters of Credit, Surety Bonds and Guarantees

We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of our operations in Canada. Outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $203.1 million as of March 31, 2013 and $230.8 million as of December 31, 2012. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides facilities including letters of credit of up to CAD $108.8 million or its U.S. dollar equivalent to provide letter of credit financing in support of Monarch’s projects. Under the terms of the TD Facility, the first $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There were CAD $108.8 million and CAD $102.6 million letters of credit outstanding under the TD Facility as of March 31, 2013 and December 31, 2012 respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of March 31, 2013 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $11.0 million and CAD $11.0 million letters of credit outstanding under the HSBC Facility as of March 31, 2013 and December 31, 2012 respectively.

Prior to the Acquisition, the TD Facility and the HSBC Facility were revolving. Pursuant to modifications made in connection with the Acquisition, the TD Facility and the HSBC facility are revolving, such that to the extent any letters of credit are cancelled, or have been cancelled, the size of each facility will be reduced by the amount of such cancellation.

Both the TD Facility and the HSBC Facility are 364-day facilities scheduled to expire on June 30, 2013.

7. FAIR VALUE DISCLOSURES

We have adopted ASC Topic 820 Fair Value Measurements (“ASC 820”) for valuation of our financial instruments. ASC 820 provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:

Level 1 — Fair value is based on quoted prices in active markets for identical assets or liabilities.

Level 2 — Fair value is determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities, or quoted prices in markets that are not active.

Level 3 — Fair value is determined using one or more significant input that is unobservable in active markets at the measurement date, such as a pricing model, discounted cash flow, or similar technique.

Mortgage receivables and mortgage borrowings attributable to Taylor Morrison are recorded at fair value which are considered a level 2 valuation in the hierarchy of fair value calculated using observable market information, including pricing from actual market transactions, investor commitment prices, or broker quotations. The carrying values of our mortgage receivables exceeds the face value by approximately $0.9 million and $4.6 million as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, the carrying value of our loans payable and other borrowings of $256.7 million and $216.0 million, respectively, approximated fair value. The estimated fair values of our loans payable are considered a level 2 valuation in the hierarchy for fair value measurement and are based on a cash flow model discounted at market interest rates that considers the underlying risks of unsecured debt.

The fair value of our Senior Notes is considered a Level 2 valuation in the hierarchy for fair value measurement and is derived from quoted market prices by independent dealers and is as follows (in thousands):

	March 31, 2013		December 31, 2012
	Aggregate Principal	Estimated Fair Value	Aggregate Principal	Estimated Fair Value
Description:
7.75% Senior Notes	$675,000	$723,938	$675,000	$723,938

We consider the carrying value of cash and cash equivalents, restricted cash, loans receivable, other receivables, net, accounts payable and Revolving Credit Facility Borrowings to approximate fair value due to their short-term nature.

The allocation of purchase price to the assets and liabilities related to the December 31, 2012 Darling acquisition have been recorded at fair value on a non recurring basis using significant Level 3 unobservable assumptions and valuation inputs.

8. INCOME TAXES

The effective tax rate for the three months ended March 31, 2013 and 2012 of the Company was composed of the statutory tax rates in the United States and Canada and was affected primarily by the change in valuation allowance against the net deferred tax asset, state income taxes, the recognition of previously unrecognized tax benefits, and interest relating to uncertain tax positions.

The provision for income taxes consists of the following (in thousands):

	For the Three Months Ended March 31,
	2013	2012
United States	$10,145	$1,931
Foreign	5,390	3,567

Total income tax provision	$15,535	$5,498

As of March 31, 2013, our cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $10.1 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2012, our cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $9.8 million in Canada. These amounts are included in income taxes payable in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012. Total unrecognized tax benefits expected to reverse in the next 12 months is $84.1 million. Our valuation allowance against deferred tax assets was $62.9 million at March 31, 2013.

9. RELATED-PARTY TRANSACTIONS

From time to time, the Company may engage in transactions with entities that are affiliated with one or more of the Sponsors through either lending or equity ownership arrangements. We believe transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties. There were no real estate acquisitions from such affiliates in the three months ended March 31, 2013 and 2012 respectively.

Management and Advisory Fees — In connection with the Acquisition, affiliates of the Sponsors entered into services agreements with Taylor Morrison and Monarch relating to the provision of financial and strategic advisory services and consulting services. We paid affiliates of the Sponsors a one-time transaction fee of $13.7 million for structuring the Acquisition. In addition, we pay a monitoring fee for management services and advice. Fees for the three months ended March 31, 2013 and 2012, were $1.3 million and $1.3 million, respectively, and are included in general and administrative expense in the accompanying Consolidated Statements of Operations. Refer to Footnote 16 “Subsequent Events – Reorganization Transactions” for a discussion of the termination of management and advisory fees.

In addition, in conjunction with the formation of TMM Holdings and in connection with the Acquisition, an affiliate of JHI entered into a partnership services agreement with TMM Holdings relating to the provision of certain services to TMM Holdings. In consideration of these services, TMM Holdings granted to the JH Investments affiliate an amount of partnership interests, subject to certain terms, conditions and restrictions contained in a unit award agreement and the TMM Holdings limited partnership agreement. Refer to Footnote 16 “Subsequent Events – Reorganization Transactions” for a discussion of the termination of the JHI partnership services agreement.

Canadian Operations — Accounts receivable due from joint ventures and partners in the joint ventures was $35.4 million and $38.9 million as of March 31, 2013 and December 31, 2012, respectively. Loans receivable due from joint ventures and partners in the joint ventures was $34.8 million and $39.1 million as of March 31, 2013 and December 31, 2012, respectively.

10. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

U. S. Operations —The Taylor Woodrow (USA) UK Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from our UK-related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. Accumulated other comprehensive loss of $1.0 million and $1.0 million as of March 31, 2013 and December 31, 2012, respectively, and has not yet been recognized as a component of net periodic pension cost. At March 31, 2013 and December 31, 2012, we had accrued $1.9 million and $1.8 million, respectively, for our obligations under this plan.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of Taylor Woodrow and Morrison Homes, Inc. All full-time employees are eligible to participate in this plan. The percent of our contribution is based on the participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. We contributed to the plan $0.1 million, and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, the unfunded status of the plan was $11.9 million and $11.9 million, respectively.

Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

Canadian Operations — Effective January 31, 2006, Monarch elected to convert the defined benefit provisions of the plan to defined contribution provisions for service beyond January 31, 2006. As part of this conversion, the plan members were given the option to convert their defined benefits accrued prior to February 1, 2006, to the defined contribution plan. As a result, Monarch maintains both a defined benefit plan (the “Monarch Plan”) and a defined contribution plan. Total expense for the defined contribution plan was $0.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Our funding policy in regard to the Monarch Plan is to make contributions to our pension funds based on various actuarial cost methods as permitted by pension regulatory bodies, and Monarch is responsible to adequately fund the plan. Contributions reflect actuarial assumptions concerning future investment returns and future service benefits. Plan assets are represented primarily by Canadian and foreign equities, government and corporate bonds, debentures, and secured mortgages.

We use a December 31 measurement date for our employee benefit plan. Actuaries provide an annual estimate for the plan and perform a full valuation at least every three years to determine the actuarial present value of the accrued pension benefits.

11. OPERATING AND REPORTING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting, we have ten homebuilding operating divisions which we aggregate into three reportable segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics. The Company has no inter-segment sales, as all sales are to external customers.

The Company capitalizes certain interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of revenue when the related inventory is delivered. In addition, we include financial services as a separate segment. Our reporting segments are as follows:

West (Domestic)	Arizona, California, and Colorado
East (Domestic)	Florida and Texas
Canada (Foreign)	Ontario
Financial Services (Domestic)	Mortgage and Title Services

Management primarily evaluates segment performance based on segment adjusted gross margin, which is comprised of segment gross margin, as defined under U.S. GAAP, less interest amortized to cost of sales and impairments (“adjusted gross margin”). Management also reviews segment performance based on segment gross margin, which we define as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 2. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The following is our segment information (in thousands):

	For the Three Months Ending March 31,
	2013	2012
East	$195,072	92,439
West	134,736	64,787
Canada	45,815	78,917
Financial services	5,889	3,283

Total revenues	381,512	239,426
Gross margin:
East	37,029	18,900
West	28,468	9,472
Canada	13,651	14,172
Financial services	2,398	1,254

Total gross margin	81,546	43,798
Corporate and unallocated expenses(1)	(46,285)	(32,409)
Earnings from unconsolidated entities, net	3,158	3,180
Indemnification income (expense)	1,710	1,636
Interest and other (expense) income	(257)	(148)

Income before income taxes	$39,872	16,057

(1)	Represents selling and general administrative expenses which do not have a readily determinable metric to allocate to the segments

	Three months ended March 31, 2013
	East	West	Canada	Financial Services	Total
Gross margin	$37,029	$28,468	$13,651	$2,398	$81,546
Add back interest amortized to cost of revenue	2,547	3,385	2,127	—	8,059

Adjusted gross margin	$39,576	$31,853	$15,778	$2,398	$89,605

	Three months ended March 31, 2012
	East	West	Canada	Financial Services	Total
Gross margin	$18,900	$9,472	$14,172	$1,254	$43,798
Add back interest amortized to cost of revenue	1,738	1,395	2,656	—	5,789

Adjusted gross margin	$20,638	$10,867	$16,828	$1,254	$49,587

March 31, 2013

	East	West	Canada	Financial Services	Corporate and Unallocated	Total
Inventory and land deposits	$818,889	$680,777	$267,778	$—	$—	$1,767,444
Investments in unconsolidated entities	849	—	75,908	712	—	77,469
Other assets	89,917	25,741	291,120	58,993	467,019	932,790

Total assets	$909,655	$706,518	$634,806	$59,705	$467,019	$2,777,703

December 31, 2012

	East	West	Canada	Financial Services	Corporate and Unallocated	Total
Inventory and land deposits	$770,774	$647,877	$243,123	$—	$—	$1,661,774
Investments in unconsolidated entities	723	—	73,210	532	—	74,465
Other assets	99,505	22,069	315,436	100,200	483,364	1,020,574

Total assets	$871,002	$669,946	$631,769	$100,732	$483,364	$2,756,813

Goodwill of $14.6 million related to the acquisition of Darling in the fourth quarter of 2012 (refer to Note 2) is recorded in the East region.

12. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $203.1 million and $230.8 million as of March 31, 2013 and December 31, 2012, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2013, will be drawn upon.

Land Deposits — We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts, generally through cash deposits or letters of credit, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse against us except in Canada where sellers have full recourse under statutory regulations. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits and/or letters of credit. At March 31, 2013 and December 31, 2012, we had the right to purchase approximately 6,177 and 5,013 lots under land option and land purchase contracts, respectively, which represents purchase commitments of $383.5 million and $268.0 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, we had $29.6 million in land deposits and $4.6 million in letters of credit related to land options and land purchase contracts, respectively. At December 31, 2012, we had $28.7 million in land deposits and $0.2 million in letters of credit related to land options and land purchase contracts.

Legal Proceedings — Between approximately 2007 and 2012, the Company confirmed the presence of defective Chinese-made drywall in several of our communities, primarily in West-Florida homes, which were generally delivered between May 2006 and November 2007 and initiated a protocol to repair affected homes. The Company has repaired all homes identified containing defective Chinese-made drywall where the homeowners have allowed the Company to do so. A small number of homeowners elected to participate in Multi District Litigation proceedings in Federal District Court in New Orleans, Louisiana in lieu of accepting the Company’s repair offer. All of the homeowners in the Multi District Litigation have now opted into a global class action settlement recently approved by the Federal District Court under which the Company is a released party. The Company continues to seek reimbursement from its subcontractors, suppliers, insurers, and manufacturers for costs that the Company has incurred to investigate and repair homes with defective Chinese-made drywall. We do not anticipate that the Company will incur any further material costs related to defective Chinese-made drywall that would be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Additionally, we are involved in various other legal proceedings arising in the ordinary course of business, some of which are covered by insurance. We have accrued for losses that we believe are probable of being incurred with respect to legal claims, and at March 31, 2013 and December 31, 2012, we had legal accruals of $6.8 million and $7.5 million, respectively. We believe that the disposition of these matters will not have a material effect on our business or on our consolidated financial condition or results of operations.

13. MORTGAGE COMPANY LOAN FACILITIES

In December 2010, TMHF, the Company’s wholly owned mortgage subsidiary, entered into an agreement with Flagstar Bank (the “Flagstar agreement”), as agent and representative for itself and other buyers of our held-for-sale mortgages named therein. The Flagstar agreement was amended in March 2013 to reduce the interest rate minimum floor from 3.95% to 3.5%. The purpose of the Flagstar agreement is to finance the origination of up to $30 million of mortgage loans at any one time by TMHF, subject to certain sublimits and with a temporary accordion feature subject to approval by Flagstar, which allows for borrowings in excess of total availability. Borrowings under the facility are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The Flagstar agreement is terminable by either party with 30 days’ notice and bears interest at a rate of LIBOR plus 2.5%, with a minimum floor of 3.5%. Borrowings under this facility are paid back with proceeds received when our mortgages are sold to participating lenders in the Flagstar agreement, or to other buyers subject to certain sublimits. The time period from borrowing to repayment is typically less than 20 business days.

At March 31, 2013 and December 31, 2012, there were $15.2 million and $38.6 million, respectively, in outstanding borrowings under the Flagstar agreement.

  In December of 2011, TMHF entered into an agreement with Comerica Bank, as agent and representative for itself and other buyers of our held-for-sale mortgages named within. In February 2013, the Comerica Bank agreement was amended to increase the capacity from $30 million to $50 million. The line has the capacity to finance up to $50 million of mortgage loans at any one time by TMHF, subject to certain sublimits and with a temporary accordion feature subject to approval by Comerica, which allows for borrowings in excess of total availability. At March 31, 2013, mortgage loans financed under this arrangement were $22.1 million. At December 31, 2012, mortgage loans financed under this arrangement were $41.7 million.

The mortgage borrowings outstanding as of March 31, 2013 and December 31, 2012, are collateralized by $40.1 million and $85.0 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables in the accompanying consolidated balance sheets, and $2.0 million of restricted short-term investments in certificate of deposits known as CDARS, which are included in restricted cash in the accompanying consolidated balance sheets.

14. CAPITAL STRUCTURE

The capital structure described below is reflective of TMM’s capital structure as it existed as of March 31, 2013.

(a) General

On July 13, 2011, the TPG Entities, investment funds managed by Oaktree Capital Management or their respective subsidiaries (“Oaktree” and collectively with the TPG Entities, the “Principal Sponsors”), and affiliates of JH Investments (“JHI”) acquired Taylor Morrison and Monarch from Taylor Wimpey plc. The transaction was funded by an approximately $500.0 million senior unsecured term loan (“Sponsor Loan”) and $620.3 million in equity. Certain members of management contributed approximately $3.3 million in equity. Following the transaction, there were 623,619,973 Class A Units outstanding held by the limited partners. Also as part of the transaction and in addition to Class A Units, JHI received 30,265,998 Class J1 Units, 15,133,000 Class J2 Units, and 15,133,000 Class J3 Units (“Class J Units”). The Company did not realize any proceeds relating to the issuance of the Class J Units, which were issued in consideration for services to be provided by the holders of such units. TMM Holdings GP, Inc., (“General Partner”) a British Columbia Corporation formed in 2011, is the general partner of the Partnership.

On April 13, 2012, the certain subsidiaries of the Company issued $550.0 million of 7.75 percent Senior Notes due 2020 (the “Senior Notes”) at an initial offering price of 100 percent of the principal amount. The net proceeds from the sale of the Senior Notes were $537.4 million, net of debt issuance costs of $12.6 million, were used, in part, to repay $350.0 million of the Sponsor Loan. The remaining $150.0 million of the Sponsor Loan was acquired by a subsidiary of the Company, and the Principal Sponsors acquired an additional 136,363,636 Class A Units for $150.0 million. As part of the new equity issuance, the same members of management who initially invested in Class A Units were given the opportunity to purchase additional Class A Units. Accordingly, certain of those members of management elected to purchase an aggregate of 462,142 additional Class A Units, which were issued for proceeds of approximately $0.5 million.

From time to time the Company has also issued Class M Units to certain members of management as equity compensation, subject to time and performance vesting conditions, as discussed below. During 2012, two members of the Board of Directors purchased 1,727,273 Class A Units for $1.9 million.

(b) Voting

Holders of Class A Units are entitled to one vote per unit in respect of any matter that requires the action, consent or approval of the limited partners. Class J Units and Class M Units are not entitled to vote. The Company requires the approval of both Principal Sponsors (one Principal Sponsor if the other Principal Sponsor’s position is no longer 50.0 percent of its original position, or a majority of all Class A Units outstanding if neither Principal Sponsor holds 50.0 percent of its original position) to perform certain actions including: any transactions or series of transactions involving the merger or consolidation of the Partnership; any transaction or series of transactions involving the sale, lease, exchange, or other disposal by the Partnership of any assets for consideration in excess of $5.0 million and 25.0 percent of the fair value of the total assets in the Partnership; any transaction or series of transactions involving the purchase, rent, license, exchange or other acquisition by the Partnership of any assets for consideration in excess of the greater of $5.0 million and 25.0 percent of the fair value of total asset of the Partnership; any authorization or issuance of equity securities of the Partnership other than pursuant to any equity incentive plans or arrangements of the Partnership approved by the board of directors; any redemption with respect to the equity securities of the Partnership; the IPO of the Partnership; and the exercise of any registration rights in respect to any securities owned by the Partnership.

(c) Priority on Distributions

Distributions are made at such times as determined by the General Partner, which is owned by affiliates of TPG, Oaktree and JH Investments. Class A Units rank senior to Class J Units and Class M Units. Class J Units and Class M Units are not entitled to distributions until Class A Unit holders have received distributions equal to their original aggregate capital contributions. Class J Units and Class M Units would then participate in any distributions dependent on certain aggregate returns and internal rate of return (“IRR”) thresholds being met on the Principal Sponsors’ aggregate capital contributions, as further described in the Unit Award Agreements.

Any distributions to any holder of Class M Units or Class J Units that have not yet become vested pursuant to the agreement to which such Units were issued will be held back and distributed to the holder if and when such Units vest. Class M Units are eligible to participate in distributions only to the extent that the aggregate value of the distributions exceeds the Class M Return Threshold applicable to that Unit. Class J Units are eligible to participate in the distributions only to the extent that the aggregate value of the distributions exceed the Class J Return Threshold applicable to that Unit.

(d) Tax Distributions

The Partnership is required to distribute to each Limited Partner on an annual basis or more frequently, to the extent the Partnership has available cash and is not subject to any provisions prohibiting it from doing so, tax distributions in an amount equal to the greater of (i) the amount of the Limited Partner’s U.S. federal, state and local income taxes or (ii) the amount of the Limited Partner’s Canadian income taxes, with respect to the Limited Partner’s allocable share of any Partnership net taxable income and gain for such fiscal period, determined by assuming that such income or gain, as applicable, is taxable to the Limited partner, at the greater of (x) the highest marginal U.S. federal income tax rate then in effect, and a state and local income tax rate equal to the highest marginal rate then in effect for an individual or corporation that is a resident of New York, New York or (y) the highest combined provincial and federal income tax rate applicable to an individual or corporation that is a resident of Canada and is subject to tax in the province of Canada that has the highest income tax rate.

The following is a summary of the activity for the Class A Units:

	Number of Units	Amount
As of January 1, 2013	762,173,025	$776,028,330
Issuances	—	—
Forfeitures	—	—

As of March 31, 2013	762,173,025	$776,028,330

Equity-Based Compensation — Class M

The Partnership has one class of Units (Class M) that have been issued as long-term incentive compensation to management and independent member of the board of directors. In addition, the Partnership has issued phantom M Units to certain employees who reside in Canada, which are treated as Class M Units for purposes of this description and the financial statements. The Class M Units are subject to the participation preferences and other rights of the Class A capital as described in this note.

In conjunction with the Partnership’s 2011 Management Incentive Plan, the Partnership issued 23,717,500 Class M Units in December, 2011. The Class M Units have certain time vesting and performance based vesting provisions, as more precisely defined in the grant agreements. Generally, 5/7 or 71.4% of the Class M Units are designated as Time Vesting Units and vest at the rate of twenty percent (20%) on each of the first, second, third, fourth and fifth anniversaries of the grant date. For the purposes of calculating periodic equity-based compensation expense, a five-year requisite service period has been assumed for the Time Vesting Units and expense is recognized using the straight-line allocation method. In addition, upon termination of a participant for any reason other than cause or upon resignation for good reason within the 24 month period following a change in control, all the then outstanding unvested Time Vesting Units shall immediately become vested upon such termination. The remaining 2/7 or 28.6% of the M Units that are designated as Performance Vesting Units vest 50% upon a 2.0x cash return on Sponsor contributed capital and the remaining 50% upon a 2.5x return on Sponsor contributed capital. The performance conditions have not been met in 2012 or 2013. At each future reporting period, the Partnership will assess the probability of the likelihood that the Performance Vesting Units will become eligible to vest.

As of March 31, 2013, there is a remaining pool of 5,891,429 Time Vesting Units and 2,356,571 Performance Vesting Units authorized and for issuance. As of December 31, 2012 there were 3,605,000 units vested.

The following is a summary of the activity for the Class M Units:

Class M Units (Time Vesting Units)	Number of Awards	Grant Date Fair Value per Unit (Weighted Average)
As of January 1, 2013	24,651,428	$0.41
Granted	—	—
Forfeitures	—	—

As of March 31, 2013	24,651,428	$0.41

Class M Units (Performance Vesting Units)	Number of Awards	Grant Date Fair Value per Unit (Weighted Average)
As of January 1, 2013	9,308,572	$0.35
Granted	—	—
Forfeitures	—	—

As of March 31, 2013	9,308,572	$0.35

No Time Vesting Class M Units vested during the three months ended March 31, 2013. 21,046,428 Time Vesting Class M Units are outstanding and unvested as of March 31, 2013 and have an aggregate grant date fair value of $8.9 million. Unamortized compensation expense of $7.5 million for those units is expected to be recorded over a weighted average period of 3.8 years. Compensation expense of $0.5 million and $1.0 million was recorded in General and Administrative expenses for the three months ended March 31, 2013 and 2012 respectively.

No Performance Vesting Class M Units vested during the three months ended March 31, 2013. Performance Vesting Class M Units which are outstanding and unvested as of March 31, 2013 have an aggregate grant date fair value of $3.1 million. Compensation expense for those units will be recorded when the performance conditions are met.

Equity-Based Awards to Non-Employees-Class J

The Partnership has one class of Units (Class J) that have been issued as awards to non-employees for services rendered to the Partnership. The Class J Units are subject to the participation preferences and other rights of the Class A and Class M units as described in this note along with time and performance metrics that have not yet been met. No J Units have vested. Once these metrics are achieved and vesting occurs, the Company would record an expense relating to the value of the J units. No compensation expense related to the J units was recorded in 2012 or 2013.

The following is a summary of the activity for the Class J Units:

Number of Awards
Class J-1 Units
As of January 1, 2013	30,265,198
Issuances	—
Forfeitures	—

As of March 31, 2013	30,265,198

Class J-2 Units
As of January 1, 2013	15,133,000
Issuances	—
Forfeitures	—

As of March 31, 2013	15,133,000

Class J-3 Units
As of January 1, 2013	15,133,000
Issuances	—
Forfeitures	—

As of March 31, 2013	15,133,000

The Class M Units and Class J Units contain certain repurchase provisions which could result in an award being settled in cash in the event of certain types of termination scenarios. The Company established a policy that settlement will not occur until the point in time where the unit holder has borne sufficient risks and rewards of equity ownership, assumed as six-months and one-day post vesting. Refer to Footnote 16 “Subsequent Events – Reorganization Transactions” for a discussion of the modification of the J units in connection with the Company’s April 10, 2013 initial public offering.

Equity-based compensation- Fair value

The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. Principals of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, the Company’s various classes of Units are modeled as call options with distinct claims on the assets of the Company. The characteristics of the Unit classes, as determined by the unit agreements and the Company’s limited partnership agreements, determine the uniqueness of each Unit’s claim on the Company’s assets relative to each other and the other components of the Company’s capital structure. Periodic valuations are performed in order to properly recognize equity-based compensation expense in the Consolidated Statements of Operations.

During 2012, the Company considered the following significant factors in preparing its business enterprise valuations:

•	Additional capital contributions associated with the conversion of the Senior Debt to Legacy Class A Units and associated management purchases of Legacy Class A Units, discussed above;

•	Issuances of Senior Notes;

•	Changes in multiples of book value of invested capital for the Company’s comparable publicly-traded peers;

•	The state of the housing industry in general, including the timing of the housing industry recovery and the Company’s view of the sustainability of any such recovery;

•	The Company’s ability to access the debt and equity capital markets;

•	The Company’s performance and results of operations and related indicators (including backlog);

•	Housing market conditions in the geographic areas in which the Company operates;

•	Changes in and uncertainties with respect to, regional, national and international economic conditions; and

•	The Company’s ability to capitalize on any recovery in the housing industry

There were no equity units issued in 2013.

15. EARNINGS PER UNIT

Basic and diluted earnings per unit (Successor) were calculated as follows (in thousands, except per unit amounts):

	For the three months ended March 31,
	2013	2012
Basic weighted average number of units outstanding	762,173	623,620
Effect of dilutive securities	—	—

Dilutive weighted average number of units outstanding	762,173	623,620

Net income attributable to owners	$24,259	$10,297
Net income attributable to other securities	—	—
Net income attributable to Class A units	$24,259	$10,297
Basic and Diluted earnings per Class A unit	$0.03	$0.02

16. SUBSEQUENT EVENTS

Initial public offering

On April 12, 2013, Taylor Morrison Home Corporation (“TMHC”) completed its initial public offering (the “IPO”) of 32,857,800 shares of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), including 4,285,800 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $22.00 per share. The shares began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions (as defined below), TMHC became the indirect parent of TMM Holdings.

Reorganization Transactions

In connection with the IPO, TMHC completed a series of transactions on April 9, 2013 (the “Reorganization Transactions”) pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Agreement”) among TMHC, TMM Holdings II Limited Partnership (“New TMM”), other subsidiaries of TMHC, affiliates of TPG Global, LLC (“TPG”), Oaktree Capital Management, L.P. (“Oaktree”), JH Investments Inc. (“JH” and together with TPG and Oaktree, the “Principal Equityholders”), certain members of TMHC’s management and its Board of Directors (the “Board”), TPG TMM Holdings II, L.P. (the “TPG Holding Vehicle”), OCM TMM Holdings II, L.P. (the “Oaktree Holding Vehicle” and, together with the TPG Holding Vehicle, the “TPG and Oaktree Holding Vehicles”) and TMM Holdings. The Reorganization Agreement governs the terms of the Reorganization Transactions, which are described in TMHC’s Registration Statement on Form S-1 (File No. 333-185269) (the “Registration Statement”).

Prior to the Reorganization Transactions, as previously reported in the Registration Statement, TMHC amended and restated its Certificate of Incorporation and amended and restated its By-Laws. The amended and restated Certificate of Incorporation was filed with the Delaware Secretary of State on April 9, 2013.

In the Reorganization Transactions, the existing holders of limited partnership interests in TMM Holdings, including the Principal Equityholders and certain members of TMHC’s management and Board, through a series of transactions, contributed their limited partnership interests in TMM Holdings to a new limited partnership, New TMM, such that TMM Holdings and the general partner of TMM became wholly-owned subsidiaries of New TMM. TMHC, through a series of transactions, became the sole owner of the general partner of New TMM, and TMHC used a portion of the net cash proceeds received in the IPO to purchase common partnership units in New TMM (“New TMM Units”) from New TMM.

In the Reorganization Transactions:

•	TPG and Oaktree each formed the TPG Holding Vehicle and the Oaktree Holding Vehicle, respectively;

•	The Principal Equityholders and members of TMHC’s management and Board directly or indirectly exchanged all of their respective Class A Units, Class J Units and performance-vesting Class M Units in TMM Holdings on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same as the Class A Units (other than certain Class A Units exchanged by JH as described below), Class J Units (other than with respect to certain vesting conditions) and performance-vesting Class M Units in TMM Holdings surrendered for exchange;

•	JH exchanged a portion of its Class A Units in TMM Holdings for New TMM Units to be held by JH;

•	Members of TMHC’s management and Board exchanged all of their time-vesting Class M Units in TMM Holdings for New TMM Units with vesting terms that are substantially the same as those of the Class M Units surrendered for exchange;

•	New TMM directly or indirectly acquired all of the Class A Units, Class J Units and Class M Units outstanding prior to the Reorganization Transactions; and

•	The TPG and Oaktree Holding Vehicles directly or indirectly acquired New TMM Units.

Immediately following the consummation of the Reorganization Transactions, the limited partners of New TMM consisted of TMHC, the TPG Holdings Vehicle, the Oaktree Holding Vehicle, JH and certain members of TMHC’s management and Board. The number of New TMM Units issued to each of the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board as described above was determined based on a hypothetical cash distribution by TMM Holdings of TMHC’s pre-IPO value to the holders of Class A Units, Class J Units and Class M Units of TMM Holdings, the IPO and the price per share paid by the Underwriters for shares of Class A Common Stock in the IPO.

At the consummation of the IPO, in connection with the Reorganization Transactions, TMM Holdings estimates that it will record a one-time, non-cash charge that is estimated to be $79.0 million (based on the IPO price of $22.00 and other factors) in respect of the modification of the Class J Units in TMM Holding resulting from the termination of the JHI Partnership Services Agreement between JH and TMM Holdings and the direct or indirect exchange (on a one-for-one basis) of the Class J Units for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree Holding Vehicles.

In connection with the Acquisition, affiliates of the Principal Equityholders entered into management services agreements with TMM Holdings, Taylor Morrison Holdings and Monarch Communities relating to the provision of certain management, advisory and consulting services. In consideration of financial and structural advice and analysis made in connection with the Acquisition, Taylor Morrison Holdings and Monarch Communities paid a one-time transaction fee of $13.7 million to the Principal Equityholders and also reimbursed the Principal Equityholders for third-party, out-of-pocket expenses incurred in connection with the Acquisition, including fees, expenses and disbursements of lawyers, accountants, consultants and other advisors. In addition, as compensation for ongoing services provided by affiliates of the Principal Equityholders under the management services agreements, Taylor Morrison Holdings and Monarch Communities agreed to pay to affiliates of the Principal Equityholders an annual aggregate management fee of $5.0 million.

In connection with the IPO, the management services agreement with affiliates of TPG and Oaktree was terminated in exchange for an aggregate payment of $28.7 million split equally between TPG and Oaktree.

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board were also issued a number of shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) equal to the number of New TMM Units that each received. One share of Class B common stock, together with one new TMM Unit are exchangeable into a share of Class A common stock as provided for in our Exchange Agreement.

Use of Proceeds of the IPO

The net proceeds from the sale of 32,857,000 shares of its Class A Common Stock in the IPO will be approximately $679.5 million after deducting $43.4 million of underwriting discounts and commissions.

The TMHC used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds TMM’s subsidiaries to redeem $189.6 million aggregate principal amount of Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption, assuming a redemption date of April 12, 2013). TMHC used the remaining approximately $475.2 million of the proceeds from the IPO, together with $7.3 million of cash on hand to purchase 23,333,800 New TMM Units (at a price equal to the price paid by the underwriters for shares of TMHC’s Class A Common Stock) held by the TPG and Oaktree Holding Vehicles, JH and certain members of TMHC’s management. TMHC used cash on hand to pay the estimated $10.0 million of expenses in connection with the IPO.

Restated Revolving Credit Facility

On April 12, 2013, Taylor Morrison and Monarch, each a subsidiary of the Company (collectively, the “Borrowers”), entered into an amendment agreement (the “Amendment”) to the Credit Agreement dated as of July 13, 2011, as amended and restated as of April 13, 2012 and as thereafter amended as of August 15, 2012 and December 27, 2012 (the “Revolving Credit Facility” and as amended by the Amendment, the “Restated Revolving Credit Facility” ), among the Borrowers, TMM, Credit Suisse AG, as administrative agent, and the other parties thereto. The Amendment, among other things, (a) converted the Revolving Credit Facility into an unsecured facility, (b) reduced the Eurodollar applicable margin from 3.25% to 2.00% (subject to a step-up or step-down based on a capitalization ratio) and base rate applicable margin from 2.25% to 1.00% (subject to a step-up or step-down based on a capitalization ratio), (c) increased the aggregate amount of commitments under the Revolving Credit Facility to $400.0 million, of which $200.0 million will be available for letters of credit, (d) permits the Borrowers to increase the Restated Revolving Credit Facility up to an additional $200.0 million through an accordion feature, (e) permits the Borrowers to borrow up to the commitment amount under the Restated Revolving Credit Facility, unless the capitalization ratio as of the most recently ended fiscal quarter exceeds 0.55 to 1.00, in which case, borrowing availability under the Restated Revolving Credit Facility will be measured by reference to a borrowing base formula to be calculated quarterly (or more frequently as the Borrowers may elect) and (f) extended the maturity date of the facility to April 12, 2017.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring the Company and its subsidiaries to comply with a certain maximum capitalization ratio and a minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility, in each case, are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that the Company may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to Taylor Morrison and/or Monarch, be included in the calculation of consolidated tangible net worth or consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Restated Revolving Credit Facility contains certain restrictive covenants similar to those currently in place under the Revolving Credit Facility, including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

2021 Senior Notes

On April 16, 2013, Taylor Morrison and Monarch (collectively the “Issuers”), completed the issuance of $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The net proceeds from the issuance of the 2021 Senior Notes were used to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

The 2021 Senior Notes were issued pursuant to an Indenture (the “Indenture”), dated as of April 16, 2013, by and among the Issuers, the guarantor parties thereto (collectively the “Guarantors”) and Wells Fargo Bank, National Association, as trustee, and are unsecured obligations of the Issuers. The Guarantors have issued guarantees (the “Guarantees”) of the Issuers’ obligations under the Notes and the Indenture on a senior unsecured basis. TMM Holdings is among the Guarantors.

The 2021 Senior Notes will mature on April 15, 2021. Interest on the 2021 Senior Notes accrues at 5.25% per annum, paid semi-annually, in arrears, on April 15th and October 15th of each year, commencing October 15, 2013. The 2021 Senior Notes and the Guarantees are senior unsecured obligations of the Issuers and the Guarantors. The Indenture contains covenants that, among other things, restrict the Issuers’ ability and the ability of their restricted subsidiaries to sell assets, pay dividends or make other distributions on capital stock or make payments in respect of subordinated indebtedness, make investments, incur additional indebtedness or issue preferred stock, create certain liens, enter into agreements that restrict dividends or other payments from their restricted subsidiaries to the Issuers or their restricted subsidiaries, consolidate, merge or transfer all or substantially all of their assets, engage in transactions with affiliates and create unrestricted subsidiaries.

These covenants are subject to a number of important exceptions and qualifications. The Indenture contains affirmative covenants and events of default that are customary for Indentures governing high-yield debt securities.

The 2021 Senior Notes and Guarantees are not subject to any registration rights agreement.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to TMM Holdings Limited Partnership and its subsidiaries.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our registration statement. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our registration statement, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this quarterly report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

Business Overview

We operate under our Taylor Morrison and Darling Homes brands in the United States and under our Monarch brand in Canada. Our business is organized into three geographic regions: East, West and Canada, which regions accounted for 60%, 32% and 8%, respectively, of our net sales orders (excluding unconsolidated joint ventures) for the quarter ended March 31, 2013. Our East region consists of our Houston, Austin, Dallas, North Florida and West Florida divisions. Our West region consists of our Phoenix, Northern California, Southern California and Denver divisions. Our Canada region consists of our operations within the province of Ontario, primarily in the Greater Toronto Area (“GTA”) and also in Ottawa and Kitchener-Waterloo, and offers both single-family and high-rise communities.

During the three months ended March 31, 2013, we closed 1,039 homes, comprised of 907 homes in the United States and 132 in Canada, including 27 homes in unconsolidated joint ventures, with an average sales price across North America of $362,000. During the same period, we generated $381.5 million in revenues and $24.3 million in net income. In the United States, for the quarter ended March 31, 2013, our sales orders increased approximately 68.2% as compared to 2012, and we averaged 3.4 sales per active selling community per month compared to an average of 2.8 sales per active selling community per month for the same period in 2012. As of March 31, 2013, we offered homes in 173 active selling communities, including 4 in unconsolidated joint ventures and had a backlog of 4,767 homes including 895 homes in unconsolidated joint ventures, with an associated backlog sales value of approximately $1.7 billion, including $306 million in unconsolidated joint ventures.

In the three months ended March 31, 2012, we closed 660 units, comprised of 462 units in the United States and 198 units in Canada, including 39 units in unconsolidated joint ventures, with average sales price of $353,000. During the same period, we generated $239.4 million in revenues and $10.3 million in net income. As of March 31, 2012, we offered homes in 129.0 active selling communities, including 7.0 in unconsolidated joint ventures and had a backlog of 3,679 homes sold but not closed, including 1,010 in unconsolidated joint ventures, with an associated backlog sales value of approximately $1.2 billion, including $341.3 million in unconsolidated joint ventures.

Liquidity

We rely on our ability to finance our operations by generating operating cash flows, borrowing under our Restated Revolving Credit Facility and our existing Canadian credit facilities or accessing the debt and equity capital markets. We also rely on our independent ability to obtain performance, payment and completion surety bonds, and letters of credit to finance our projects. We believe that we can fund our current and foreseeable liquidity needs from the cash generated from operations and borrowings under our Restated Revolving Credit Facility and our existing Canadian letter of credit facilities. See “Recent Developments – Restated Revolving Credit Facility” for further information.

The Acquisition and Financing Transactions

On July 13, 2011, TMM Holdings, LP (“TMM”) and its subsidiaries acquired 100% of the issued share capital of Taylor Morrison Communities (“TMC”) and Monarch Corporation for aggregate cash consideration of approximately $1.2 billion (the “Acquisition”). The Acquisition has been accounted for as a purchase under ASC Topic 805, “Business Combinations.” In connection with the Acquisition, we incurred indebtedness, including $625.0 million of borrowings under the Sponsor Loan, $125.0 million of which was repaid through working capital in August 2011 pursuant to our recapitalization plan, $350.0 million of which was refinanced by the offering of the senior notes and $150.0 million of which was contributed or transferred to a subsidiary of TMM.

Recent Developments

Initial public offering

On April 12, 2013, Taylor Morrison Home Corporation (“TMHC”) completed its initial public offering (the “IPO”) of 32,857,800 shares of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”), including 4,285,800 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $22.00 per share. The shares began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions (as defined below), TMHC became the indirect parent of TMM Holdings.

Reorganization Transactions

In connection with the IPO, TMHC completed a series of transactions on April 9, 2013 (the “Reorganization Transactions”) pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Agreement”) among TMHC, TMM Holdings II Limited Partnership (“New TMM”), other subsidiaries of TMHC, affiliates of TPG Global, LLC (“TPG”), Oaktree Capital Management, L.P. (“Oaktree”), JH Investments Inc. (“JH” and together with TPG and Oaktree, the “Principal Equityholders”), certain members of TMHC’s management and its Board of Directors (the “Board”), TPG TMM Holdings II, L.P. (the “TPG Holding Vehicle”), OCM TMM Holdings II, L.P. (the “Oaktree Holding Vehicle” and, together with the TPG Holding Vehicle, the “TPG and Oaktree Holding Vehicles”) and TMM Holdings. The Reorganization Agreement governs the terms of the Reorganization Transactions, which are described in TMHC’s Registration Statement on Form S-1 (File No. 333-185269) (the “Registration Statement”).

Prior to the Reorganization Transactions, as previously reported in the Registration Statement, TMHC amended and restated its Certificate of Incorporation and amended and restated its By-Laws. The amended and restated Certificate of Incorporation was filed with the Delaware Secretary of State on April 9, 2013.

In the Reorganization Transactions, the existing holders of limited partnership interests in TMM, including the Principal Equityholders and certain members of TMHC’s management and Board, through a series of transactions, contributed their limited partnership interests in TMM to a new limited partnership, New TMM, such that TMM and the general partner of TMM became wholly-owned subsidiaries of New TMM. TMHC, through a series of transactions, became the sole owner of the general partner of New TMM, and TMHC used a portion of the net cash proceeds received in the IPO to purchase common partnership units in New TMM (“New TMM Units”) from New TMM.

In the Reorganization Transactions:

•	TPG and Oaktree each formed the TPG Holding Vehicle and the Oaktree Holding Vehicle, respectively;

•	The Principal Equityholders and members of TMHC’s management and Board directly or indirectly exchanged all of their respective Class A Units, Class J Units and performance-vesting Class M Units in TMM on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same as the Class A Units (other than certain Class A Units exchanged by JH as described below), Class J Units (other than with respect to certain vesting conditions) and performance-vesting Class M Units in TMM surrendered for exchange;

•	JH exchanged a portion of its Class A Units in TMM for New TMM Units to be held by JH;

•	Members of TMHC’s management and Board exchanged all of their time-vesting Class M Units in TMM for New TMM Units with vesting terms that are substantially the same as those of the Class M Units surrendered for exchange;

•	New TMM directly or indirectly acquired all of the Class A Units, Class J Units and Class M Units outstanding prior to the Reorganization Transactions; and

•	The TPG and Oaktree Holding Vehicles directly or indirectly acquired New TMM Units.

Immediately following the consummation of the Reorganization Transactions, the limited partners of New TMM consisted of TMHC, the TPG Holding Vehicle, the Oaktree Holding Vehicle, JH and certain members of TMHC’s management and Board. The number of New TMM Units issued to each of the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board as described above was determined based on a hypothetical cash distribution by TMM of TMHC’s pre-IPO value to the holders of Class A Units, Class J Units and Class M Units of TMM, the IPO price and the price per share paid by the Underwriters for shares of Class A Common Stock in the IPO

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board were also issued a number of shares of TMHC’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) equal to the number of New TMM Units that each received.

At the consummation of the IPO, in connection with the Reorganization Transactions, TMHC estimates that it will record a one-time, non-cash charge that is estimated to be $79.0 million (based on the IPO price of $22.00 and other factors) in respect of the modification of the Class J Units in TMM resulting from the termination of the JHI Partnership Services Agreement between JH and TMM and the direct or indirect exchange (on a one-for-one basis) of the Class J Units for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree holding vehicles.

In connection with the Acquisition, affiliates of the Principal Equityholders entered into management services agreements with TMM, Taylor Morrison Holdings and Monarch Communities relating to the provision of certain management, advisory and consulting services. In consideration of financial and structural advice and analysis made in connection with the Acquisition, Taylor Morrison Holdings and Monarch Communities paid a one-time transaction fee of $13.7 million to the Principal Equityholders and also reimbursed the Principal Equityholders for third-party, out-of-pocket expenses incurred in connection with the Acquisition, including fees, expenses and disbursements of lawyers, accountants, consultants and other advisors. In addition, as compensation for ongoing services provided by affiliates of the Principal Equityholders under the management services agreements, Taylor Morrison Holdings and Monarch Communities agreed to pay to affiliates of the Principal Equityholders an annual aggregate management fee of $5.0 million.

In connection with the IPO, the management services agreement with affiliates of TPG and Oaktree was terminated in exchange for an aggregate payment of $28.7 million split equally between TPG and Oaktree.

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board were also issued a number of shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”) equal to the number of New TMM Units that each received. One share of Class B common stock, together with one new TMM Unit are exchangeable into a share of Class A common stock as provided for in our Exchange Agreement.

Use of proceeds of the IPO

Net proceeds from the sale of 32,857,000 shares of its Class A Common Stock in the IPO were approximately $679.5 million after deducting $43.4 million of underwriting discounts and commissions.

TMHC used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM’s subsidiaries such proceeds to redeem $189.6 million aggregate principal amount of Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption, assuming a redemption date of April 12, 2013). The remaining approximately $475.2 million of the proceeds from the IPO, together with $7.3 million of cash on hand to purchase 23,333,800 New TMM Units (at a price equal to the price paid by the underwriters for shares of TMHC’s Class A Common Stock) held by the TPG and Oaktree Holding Vehicles, JH and certain members of TMHC’s management. TMHC used cash on hand to pay the estimated $10.0 million of expenses in connection with the IPO.

Restated Revolving Credit Facility

On April 12, 2013, Taylor Morrison and Monarch, each a subsidiary of TMHC (collectively, the “Borrowers”), entered into an amendment agreement (the “Amendment”) to the Credit Agreement dated as of July 13, 2011, as amended and restated as of April 13, 2012 and as thereafter amended as of August 15, 2012 and December 27, 2012 (the “Revolving Credit Facility” and as amended by the Amendment, the “Restated Revolving Credit Facility” ), among the Borrowers, TMM, Credit Suisse AG, as administrative agent, and the other parties thereto. The Amendment, among other things, (a) converted the Revolving Credit Facility into an unsecured facility, (b) reduced the Eurodollar applicable margin from 3.25% to 2.00% (subject to a step-up or step-down based on a capitalization ratio) and base rate applicable margin from 2.25% to 1.00% (subject to a step-up or step-down based on a capitalization ratio), (c) increased the aggregate amount of commitments under the Revolving Credit Facility to $400.0 million, of which $200.0 million will be available for letters of credit, (d) permits the Borrowers to increase the Restated Revolving Credit Facility up to an additional $200.0 million through an accordion feature, (e) permits the Borrowers to borrow up to the commitment amount under the Restated Revolving Credit Facility, unless the capitalization ratio as of the most recently ended fiscal quarter exceeds 0.55 to 1.00, in which case, borrowing availability under the Restated Revolving Credit Facility will be measured by reference to a borrowing base formula to be calculated quarterly (or more frequently as the Borrowers may elect) and (f) extended the maturity date of the facility to April 12, 2017.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring the Company and its subsidiaries to comply with a certain maximum capitalization ratio and a minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility, in each case, are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that the Company may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to Taylor Morrison and/or Monarch, be included in the calculation of consolidated tangible net worth or consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Restated Revolving Credit Facility contains certain restrictive covenants similar to those currently in place under the Revolving Credit Facility, including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

2021 Senior Notes

On April 16, 2013, Taylor Morrison Communities, Inc. and Monarch Communities Inc. (collectively the “Issuers”), wholly-owned subsidiaries of TMHC, completed the issuance of $550.0 million aggregate principal amount of 2021 Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes were issued pursuant to an Indenture (the “Indenture”), dated as of April 16, 2013, by and among the Issuers, the guarantor parties thereto (collectively the “Guarantors”) and Wells Fargo Bank, National Association, as trustee, and are unsecured obligations of the Issuers. The Guarantors have issued guarantees (the “Guarantees”) of the Issuers’ obligations under the Notes and the Indenture on a senior unsecured basis. TMM Holdings is among the Guarantors.

The 2021 Senior Notes will mature on April 15, 2021. Interest on the 2021 Senior Notes will accrue at 5.25% per annum, paid semi-annually, in arrears, on April 15th and October 15th of each year, commencing October 15, 2013. The 2021 Senior Notes and the Guarantees are senior unsecured obligations of the Issuers and the Guarantors. The Indenture contains covenants that, among other things, restrict the Issuers’ and Holding’s ability and the ability of their restricted subsidiaries to sell assets, pay dividends or make other distributions on capital stock or make payments in respect of subordinated indebtedness, make investments, incur additional indebtedness or issue preferred stock, create certain liens, enter into agreements that restrict dividends or other payments from their restricted subsidiaries to the Issuers, Holdings or their restricted subsidiaries, consolidate, merge or transfer all or substantially all of their assets, engage in transactions with affiliates and create unrestricted subsidiaries.

These covenants are subject to a number of important exceptions and qualifications. The Indenture contains affirmative covenants and events of default that are customary for Indentures governing high-yield debt securities.

The 2021 Senior Notes and Guarantees are not subject to any registration rights agreement.

Darling Acquisition

On December 31, 2012, Taylor Morrison, Inc., through its subsidiary Darling Homes of Texas, LLC, acquired the assets of Darling, a Texas-based homebuilder. Darling builds homes under the Darling Homes brand for move-up buyers in approximately 24 communities in the Dallas-Fort Worth Metroplex and 20 communities in the Greater Houston Area markets. Darling is a well-established builder whose products complement our existing product lines in Texas. We believe the acquisition of Darling has given us a strong presence in the Dallas homebuilding market and will expand our current operations in Houston.

The consideration for the acquisition of the Darling assets was $114.8 million, which is subject to post-closing adjustment under certain circumstances. A portion of this amount was financed by $50.0 million of borrowings under our Revolving Credit Facility. Approximately $27.6. million of additional consideration for the acquisition was financed by the sellers. In connection with the purchase price allocation for the acquisition, we recorded $14.6 million of goodwill and $16.9 million of intangible assets with finite useful lives, consisting of $1.1 million with respect to a trade name, $13.0 million of lot option contracts and land supplier relationships, $0.2 million of favorable leases and $2.6 million of non-compete covenants. Additionally, we incurred $1.8 million of transaction costs which were recorded as other expense in 2012. Darling operates as part of our East region, consequently the goodwill recorded as part of the Darling acquisition has been recorded in the East region.

Exchange of Class J Units in TMM

In connection with the Acquisition, in July 2011, JH received an aggregate of 60,531,998 Class J Units in TMM (made up of J-1 Units, J-2 Units and J-3 Units). Class J Units were issued in consideration of JH’s service to TMM and were subject to both time and performance-based vesting conditions. At the completion of the Acquisition, TMM and JH entered into a Services Agreement (the “JH Service Agreement”).

Satisfaction of the time-vesting condition required the JH Services Agreement to be in effect as of the date each annual installment vests. The service conditions set forth in the JH Services Agreement were to lapse after a period of five years.

Class J Units issued in the Acquisition would have satisfied performance-based vesting conditions once TPG and Oaktree had achieved certain specified threshold rates of return on their Class A Units in TMM and those returns were realized in cash. Holders of vested J-1 Units, J-2 Units and J-3 Units would have generally been entitled to participate in TMM distributions once the relevant sponsor, TPG or Oaktree, had realized an internal rate of return (in cash or in kind) on its initial capital contribution of 10%, 15%, or 15% plus a 1.0x, 1.0x or 2.0x return of capital, respectively. Because achievement of the performance-based vesting conditions, meaning the requirement to realize in cash the return on capital of TPG and Oaktree at the applicable thresholds set forth in this paragraph, was not probable over any prior period, the Company determined that no expense for the value of the Class J Units was required to be recorded in its financial statements for any period prior to the occurrence of the Reorganization Transactions.

In the Reorganization Transactions, the TMM Class J Units tied to TPG’s returns will be exchanged for Class J Units of the TPG Holding Vehicle, and the TMM Class J Units tied to Oaktree’s returns were exchanged for Class J Units of the Oaktree Holding Vehicle, in each case with substantially equivalent performance vesting and distribution terms but no future service conditions. J-1 Units, J-2 Units and J-3 Units of the TPG and Oaktree Holding Vehicles will generally vest when the applicable sponsor, TPG or Oaktree, has achieved an internal rate of return (in cash) on its aggregate capital contribution of 10%, 15%, or 15% plus a 1.0x, 1.0x or 2.0x return of capital, respectively.

As a result of the completion of the Reorganization Transactions and the IPO, no Class J Units will be part of the equity structure of TMHC or New TMM. The JH Services Agreement has been terminated and will not be replaced. The termination of the Services Agreement in connection with the exchange was a modification of the Class J Units under ASC Topic 718-20-35-3, requiring the recognition of a non-cash charge in our statement of operations, which we estimate to be approximately $79.0 million.

The non-cash charge is non-recurring and will be recorded as an expense and as an offset in the noncontrolling interests of TMM Holdings. The amount of the charge represents the fair value of the Class J Units on the date of modification. The fair value of the Class J Units at the date of modification has been estimated using a Black-Scholes model with the following key assumptions: (1) volatility of 40%, based on a comparable peer set of companies, which includes Standard Pacific Group, Lennar Corp, Ryland Group Inc., KB Home, PulteGroup Inc., Hovnanian Enterprises Inc., Beazer Homes USA Inc, Meritage Homes Corporation, M/I Homes Inc., and DR Horton Inc.; (2) a risk free rate of 0.4%, based on US Treasuries with a like term; (3) an expected life of three years; (4) a 20% discount for lack of marketability to account for the illiquidity of the Class J Units in TMM and the Class J Units in the TPG and Oaktree Holding Vehicles being issued in exchange as well as the impact of the performance conditions (the requirement to realize the return on capital of TPG and Oaktree at the applicable thresholds) still to be met as of the date of the modification, based on both quantitative and qualitative factors; and (5) a hypothetical cash distribution by TMM of TMM’s pre-IPO value to the holders of Class A Units, Class J Units and Class M Units of TMM based on the price per share paid by the underwriters for shares of TMHC’s Class A common stock in the Offering on the assumption that the performance conditions applicable to the Class J Units in TMM (the requirement to realize the return on capital of TPG and Oaktree at the applicable thresholds) have been met as of the date of the IPO.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2013	2012
Statement of Operations Data:
Home closings revenue	$366,769	$220,903
Land closings revenue	8,854	15,240
Financial services revenue	5,889	3,283

Total revenues	381,512	239,426

Cost of home closings	288,831	182,108
Cost of land closings	7,644	11,491
Mortgage Operations expenses	3,491	2,029

Operating Gross margin	81,546	43,798

Sales, commissions, and other marketing costs	25,942	14,776
General and administrative expenses	20,344	17,633
Equity in net income of unconsolidated entities	(3,158)	(3,180)
Interest income, net	(486)	(63)
Indemnification expense	(1,710)	(1,636)
Other expense, net	742	211

Income before income taxes	39,872	16,057
Income tax provision	15,535	5,498

Net income	24,337	10,559
Net income attributable to noncontrolling interests	(78)	(262)

Net income attributable to owners	$24,259	$10,297

Key Results

Key financial results as of and for the three months ended March 31, 2013, as compared to the same period in 2012, were as follows:

•	Net sales orders increased 46.1% from 1,161 homes (including 55 homes in unconsolidated joint ventures) to 1,696 homes (including 15 homes in unconsolidated joint ventures). Our East region increased, from 527 homes to 1,010 homes, while our West region increased from 394 homes to 539 homes. Our Canada region, including our share of joint ventures, decreased from 240 to 147 homes.

•	Homes closed increased 57.5% from 660 homes (including 39 homes in unconsolidated joint ventures) to 1,039 homes (including 27 homes in unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 2.5% to $362,000.

•	Total revenues (home closings, land closings and financial services) increased 59.3%, from $239.4 million to $381.5 million.

•	Total operating gross margin increased from 18.3% to 21.4%.

•	SG&A (including overhead on direct selling costs and other marketing costs) increased 42.8% from $32.4 million to $46.3 million, and SG&A as a percentage of total revenues declined from 13.5% to 12.1%.

•	Sales order backlog, increased 41.0% to $1.7 billion (including $305.8 million of unconsolidated joint venture backlog). This amount includes $521.0 million of high-rise closings scheduled to be completed after December 31, 2013.

•	Cash and cash equivalents totaled $238.0 million, compared to $300.6 million at December 31, 2012.

•	Total owned and controlled lots increased 45.3% to 45,118 lots as compared to March 31, 2012.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Average Active Selling Communities

	Three Months Ended March 31,
	2013	2012	Change
East	120.8	74.3	62.6%
West	31.5	35.0	(10.0)
Canada	14.8	15.0	(1.3)

Subtotal	167.1	124.3	34.4
Unconsolidated joint ventures(1)	4.7	7.0	(33.3)

Total	171.8	131.3	30.8%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

Average active selling communities increased 30.8% from the three months ended March 31, 2012 to the three months ended March 31, 2013 with the largest increase in the East region, primarily due to the addition of 44 outlets related to our Darling acquisition. We expect to open new communities throughout all of our markets during 2013, mostly in our West Florida, Northern California and Houston divisions, where demand and our land positions afford us the opportunity. These communities will come on line when we believe we have the greatest probability of capitalizing on the individual markets in which the community is located. We expect to recognize home closings in 2013 from the communities we open during that period.

Net Sales Orders

	Three Months Ended March 31,
(Dollars in thousands)(1)	Net Homes Sold			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	1,010	527	91.7%	$365,957	$162,694	124.9%	$362	$309	17.4
West	539	394	36.8	228,847	123,498	85.3	425	313	35.5
Canada	132	185	(28.6)	60,661	73,627	(17.6)	460	398	15.5

Subtotal	1,681	1,106	52.0	655,465	359,819	82.2	390	325	19.9
Unconsolidated joint ventures(2)	15	55	(72.5)	6,847	10,551	(35.1)	456	194	135.8

Total	1,696	1,161	46.1	$662,312	$370,370	78.8	$391	$319	22.4

Canada (CAD$)	132	185	(28.6)	62,140	73,804	(15.8)	471	399	18.0
Canada JV proportionate share (CAD$)	15	55	(72.5)%	$7,014	$10,576	(33.7)%	$468	$194	141.0%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

Sales Order Cancellations—Units

	Three Months Ended March 31,
	Cancelled Sales Orders		Cancellation Rate(1)
	2013	2012	2013	2012
East	122	87	10.8%	14.2%
West	86	45	13.8	10.3
Canada	1	6	0.8	3.1

Subtotal/weighted average	209	138	11.1	11.1
Unconsolidated joint ventures(2)	—	3	0.0	5.2

Total/weighted average	209	141	11.0%	10.8%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The value of net sales orders, including those of unconsolidated joint ventures, increased by 78.8% to $662.3 million (1,696 homes including 15 homes in unconsolidated joint ventures) in the three months ended March 31, 2013, from $370.4 million (1,161 homes including 55 in unconsolidated joint ventures) in the three months ended March 31, 2012. The number of net sales orders, including those of unconsolidated joint ventures, increased 46.1% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These results were impacted by the continued strong demand in the spring selling season in 2013, during which we benefited from higher selling prices as consumers in the market gained confidence in the values present in the marketplace. The apparent settling and recovery of the market in the United States in areas such as Phoenix, West Florida and Northern California resulted in an increase in the number of units sold and related revenue for the three months ended March 31, 2013 over the prior comparable period. The Canada region experienced a decline of 53 units in net new homes sold in the three months ended March 31, 2013 when compared to the same period last year, which is attributable to the lower availability of saleable product in the region in the three months ended March 31, 2013.

Our sales order cancellations, including those of unconsolidated joint ventures, increased due to increases in sales volume, from 141 in the three months ended March 31, 2012 to 209 in the three months ended March 31, 2013. The cancellation rate increased slightly from 10.8 in 2012 to 11.0% for 2013. Our continued scrutiny of potential buyers, consumer friendly lending markets and use of prequalification strategies helps us maintain a low cancellation rate.

We expect that, to the extent economic and housing conditions improve in the markets in which we operate, net homes sold and aggregate sales value will increase. Average selling price is dependent to a large degree on which communities are being actively sold and consumer demand.

Sales Order Backlog

	Three Months Ended March 31,
(Dollars in thousands)(1)	Homes in Backlog			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	1,668	719	132.0%	$651,117	$250,094	160.3%	$390	$348	12.2%
West	838	480	74.6	342,097	147,784	131.5	408	308	32.6
Canada	1,366	1,470	(7.1)	428,812	486,087	(11.8)	314	331	(5.1)

Subtotal	3,872	2,669	45.1	$1,422,026	$883,965	60.9	$367	$331	10.9
Unconsolidated joint ventures(2)	895	1,010	(11.4)	305,807	341,257	(10.4)	342	338	1.1

Total	4,767	3,679	29.6	$1,727,833	1,225,222	41.0	$362	$333	8.8

Canada (CAD$)	1,366	1,470	(7.1)	436,539	481,036	(9.3)	320	327	(2.3)
Canada JV proportionate share (CAD$)	895	1,0101	(11.4)%	$311,317	$337,711	(7.8)%	$348	$334	4.0%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period. Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
(2)	Reflects our proportionate share of unconsolidated joint ventures.

Our homes in backlog at March 31, 2013 increased by 29.6% from March 31, 2012. This increase was driven in part by continued increased consumer demand and the market recovery in the United States, as evidenced by increased sales in 2013. Our backlog of 4,767 homes including 895 homes in unconsolidated joint ventures was valued at $1.7 billion as compared to 3,679 homes including 1,010 homes in unconsolidated joint ventures at March 31, 2012 valued at $1.2 billion. Backlog increased as our business continued to recognize improved sales performance in most of our communities. Additionally the acquisition of Darling Homes in our East region accounted for 437 units in our Dallas and Houston markets in the current year.

Home Closings Revenue

	Three Months Ended March 31,
(in thousands, except units data)(1)	Homes Closed			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	544	275	97.8%	$191,379	$82,582	131.7%	$352	$300	17.2%
West	363	187	94.1	129,696	64,787	100.2	357	346	3.1
Canada	105	159	(34.0)	45,694	73,534	(37.9)	435	462	(5.9)

Subtotal	1,012	621	63.0	$366,769	$220,903	66.0	$362	$356	1.9
Unconsolidated joint ventures(2)(3)	27	39	(29.9)	8,927	11,770	(24.1)	331	306	(8.2)

Total	1,039	660	57.5	$375,696	$232,673	61.5	$362	$353	2.5

Canada (CAD$)	105	159	(34.0)	46,808	73,711	(36.5)	446	464	(3.8)
Canada JV proportionate share (CAD$)	27	39	(29.9)%	$9,145	$11,798	(22.5)%	$339	$306	10.5%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Home closings revenue, including unconsolidated joint venture home closings revenue, increased 61.5% from $232.7 million in the three months ended March 31, 2012, to $375.7million in the three months ended March 31, 2013. Home closings revenue increased from $220.9 million in the three months ended March 31, 2012 to $366.8 million in the three months ended March 31, 2013. The average selling price of homes closed (including unconsolidated joint ventures) during the three months ended March 31, 2013 was $362,000 up 2.5% from the $353,000 average in the three months ended March 31, 2012. Backlog converted in our Phoenix, Houston and West Florida markets surpassed prior periods by significant amounts driving both units and revenue dollars higher. Our new communities opened in Canada will begin to yield closings in the second quarter to replace some prior volume communities closed out of.

Land Closings Revenue

	Three Months Ended March 31,
($ in thousands)	2013	2012	Change
East	$3,693	$9,857	(62.5)%
West	5,040	—	n/a
Canada	121	5,383	(97.8)%

Total	$8,854	$15,240	(41.9)%

Land closings revenue decreased 41.9% to $8.9 million in the three months ended March 31, 2013, from $15.2 million in the three months ended March 31, 2012. We generally purchase land and lots with the intent to build and sell homes on them. Nevertheless, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels, which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. During the current period we recorded various land sales in our Phoenix, Houston, Dallas, Austin and Canadian markets as part of planned dispositions relating to development. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin. Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
Home closings revenue	$366,769	$220,903
Home closings cost of revenue	288,831	182,108

Home closings gross margin	77,938	38,795
Capitalized interest amortization	7,865	5,324

Adjusted home closings gross margin	$85,803	$44,119

Home closings gross margin %	21.2%	17.6%
Adjusted home closings gross margin %	23.4%	20.0%

Our home closings gross margin increased in the three months ended March 31, 2013 to $77.9 million, from $38.8 million in the three months ended March 31, 2012. As a percentage of revenue, our home closings gross margin increased 360 basis points, to 21.2% in the three months ended March 31, 2013 from 17.6% in the three months ended March 31, 2012. The increase in home closings gross margin in the three months ended March 31, 2013 was primarily due to a shift to higher margin product mix across our markets, but particularly in the Northern California, Phoenix and Houston markets, where our move-up homes produced higher margins in the improving markets. Consumer demand in these areas, as well as in certain other markets in which we operate, allowed price increases and we were able to achieve higher margins than in the prior year period. Our price increases have exceeded construction and land price increase in our markets to date.

Adjusted home closings gross margin increased by 94.5% to $85.8 million in the three months ended March 31, 2013, from $44.1 million in the three months ended March 31, 2012, and as a percentage of home closings revenue increased 340 basis points, to 23.4%. The increase in adjusted home closings gross margin was primarily due to our increased margins in our west region Phoenix and Northern California divisions as well as Houston in our east region, where we recognized an increase from product mix, and our Canada division where we benefited from a land supply purchased under favorable conditions in prior periods.

Segment Gross Margins

East Region

The following table sets forth a reconciliation between our East region gross margins (home closings, land closings and home and land closings) and our corresponding East region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
Home Closings
Home closings revenue	$191,379	$82,582
Home closings cost of revenue	154,255	67,092

Home closings gross margin	37,124	15,490
Capitalized interest amortization	2,543	1,375

Adjusted home closings gross margin	$39,667	$16,865

Home closings gross margin %	19.4%	18.8%
Adjusted home closings gross margin %	20.7%	20.4%
Land Closings
Land closings revenue	$3,693	$9,857
Land closings costs of revenues	3,789	6,447

Land gross margin	(96)	3,410
Capitalized interest amortization	4	363

Land adjusted gross margin	$(92)	$3,773

Land gross margin %	(2.6)%	34.6%
Land adjusted gross margin %	(2.6)%	38.3%
Home and Land Closings
Home and land closings revenue	$195,072	$92,439
Home and land cost of revenue	158,043	73,539

Gross margin	37,029	18,900
Capitalized interest amortization	2,547	1,738

Adjusted gross margin	$39,576	$20,638

Gross margin %	19.0%	20.4%
Adjusted gross margin %	20.3%	22.3%

For the three months ended March 31, 2013, home closings revenue in the East region increased by 131.7% compared to the three months ended March 31, 2012, driven by an increase in home closing units of 97.8% to 544 units, compared to 275 units the same period of 2012. Average home closings sales price in the East region increased to $352,000, from $300,000 in the prior period. Net homes sold increased by 91.7% to 1,010 units, compared to 527 units in the prior period, driving sales order value higher by 124.9% to $366.0 million compared to $162.7 million for the three months ended March 31, 2012 with an average sales price increasing by $54,000, or 17.4%. The number of average active selling communities in the East region was 62.6% higher in 2013 than in 2012. The East region also had an increase in the average monthly sales pace to 2.8 homes per community in 2013, from 2.4 homes per community in 2012. Sales order cancellation rates in the East region declined to 10.8% in the three months ended March 31, 2013, compared to 14.2% in the prior year first quarter. Overall, the improvement in East region home closings revenue, sales prices and sales pace has been due primarily to our well-located land positions and our consumer-driven offerings. A portion of this year over year increase is due to the 43 outlets, 299 unit sales and 142 home closings recorded by Darling, which we acquired in December 2012. Management in the region continues to market its offerings efficiently and diligently look to reduce customer incentives and other promotions and increase sales prices as market conditions allow. Our experiences to date show continued stability in the Houston and Austin, Texas markets and a positive recovery in the north and west Florida markets that bolstered our backlog and provided the ability to further leverage constructions costs.

During the three months ended March 31, 2013, home closings gross margin for the East region was 19.4%, compared to 18.8% for the three months ended March 31, 2012. East region adjusted home closings gross margin was 20.7% in 2013 compared to 20.4% for 2012. The recovery and improved stabilization of the West Florida market, which has generally tended to generate lower margins within the East region, began when consumer demand returned in Tampa and Ft. Meyers Florida, and we were able to leverage land with a low cost basis and produce homes at a higher price point than in the prior year. The Houston market improved from the prior year, as we were able to increase prices on our move-up offerings and maintain stable land and construction costs. In addition, we were able to increase prices on average in the East region by 17.4% in 2013. As a result of the above factors, East region home closings gross margin and adjusted home closings gross margin increased in 2013, compared to 2012. To the extent that the overall U.S. economic recovery and, in particular, the housing market recovery in our East region markets continues, we expect that our margin performance will continue to be favorable.

Land revenue in the East region was $3.7 million in the three months ended March 31, 2013 compared to $9.9 million in the three months ended March 31, 2012. Land sales during the year were the result of planned dispositions and strategic opportunities to monetize those assets where the highest and best use warranted sale. Land closings revenue in 2013 was primarily generated from sales at Steiner Ranch in Austin and MarBella in Houston, and in 2012 at our consolidated Steiner Ranch joint venture in Austin, Texas and our Old Mill Preserve community in West Florida. Land closings gross margin percentage decreased in 2013 to (2.6)% compared to 34.6% 2012, and adjusted land closings gross margin percentage decreased in 2013 to (2.5)% from 38.3% in 2012. These decreases were largely due to Acquisition-related purchase accounting increases in the carrying values of the relevant lots that were sold.

West Region

The following table sets forth a reconciliation between our West region gross margins (home closings, land closings and home and land closings) and our corresponding West region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
Home Closings
Home closings revenue	$129,696	$64,787
Home closings cost of revenues	102,501	55,315

Home closings gross margin	27,195	9,472
Capitalized interest amortization	3,270	1,395

Adjusted home closings gross margin	$30,465	$10,867

Home closings gross margin %	21.0%	14.6%
Adjusted home closings gross margin %	23.5%	16.8%
Land Closings
Land closings revenue	$5,040	$—
Land closings cost of revenue	3,767	—

Land gross margin	1,273	—
Capitalized interest	115	—

Land adjusted gross margin	$1,388	$—

Land gross margin %	25.3%	N/A
Land adjusted gross margin %	27.5%	N/A
Home and Land Closings
Home and land closings revenue	$134,736	$64,787
Home and land cost of revenue	106,268	55,315

Gross margin	28,468	9,472
Capitalized interest	3,385	1,396

Adjusted gross margin	$31,853	$10,868

Gross margin %	21.1%	14.6%
Adjusted gross margin %	23.6%	16.8%

The West region closed 176 more units in the three months ended March 31, 2013 than in the same period last year. This increase in units closed and a 3.1% increase in average selling price during the three months ended March 31, 2013 resulted in an additional $64.9 million of home closings revenue, compared to the three months ended March 31, 2012. We sold 539 units in the West region in the three months ended March 31, 2013, which represents a 36.8% increase compared to last year. Net sales order value increased to $228.8 million from $123.5 million, or 85.3% higher, when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012, respectively. The average selling price increased 35.5%, or $111,000, in the three months ended March 31, 2013 compared to the same period last year. The number of average active selling communities in the West region declined 10.0% when compared to the same period last year. The average sales per outlet per month for the three months ending March 31 2013 and 2012 were 5.7 and 3.8, respectively. Overall, during the three months ended March 31, 2013, revenues and sales pace improved in the West region compared to the same period in 2012 primarily due to housing market recoveries in the Phoenix and Northern California markets. We continue to see strong demand in these markets and are systematically releasing product into the marketplace to capture and maintain increased operating margins, as evidenced by the 32.6% increase in average sales price of our backlog units.

During the three months ended March 31, 2013, home closings gross margin for the West region was 21.0%, compared to 14.6% for 2012. Adjusted home closings gross margin in the West region increased by 670 basis points in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in home closings gross margin and adjusted home closings gross margin was primarily due to our ability to control our construction costs while increasing our average selling price by 3.1% in 2013. The Northern California and Phoenix divisions experienced the highest percentage of price increases during the year and also were able to contain construction costs as the volume of construction in those markets allowed us to effectively manage cost pressures on construction materials and labor. If the recovery in our West region markets continues, we expect that our margin performance will continue to be favorable. We believe that the backlog margins in the West region indicate that the recovery in that region has grown more durable.

Land revenue in the West region was $5.0 million in 2013 compared to $0.0 million in 2012. Land sales during the most recent quarter were the result of planned dispositions at our Tierra Del Rio project in Phoenix.

Canada

The following table sets forth a reconciliation between our Canada gross margins (home closings, land closings and home and land closings) and our corresponding Canada adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
Home Closings
Home closings revenue	$45,694	$73,534
Home closings cost of revenues	32,075	59,701

Home closings gross margin	13,619	13,833
Capitalized interest amortization	2,052	2,554

Adjusted home closings gross margin	$15,671	$16,387

Home closings gross margin %	29.8%	18.8%
Adjusted home closings gross margin %	34.3%	22.3%
Land Closings
Land closings revenue	$121	$5,383
Land closings cost of revenue	89	5,084

Land gross margin	32	299
Capitalized interest	75	101

Land adjusted gross margin	$107	$400

Land gross margin %	26.4%	5.6%
Land adjusted gross margin %	88.4%	7.4%
Home and Land Closings
Home and land closings revenue	$45,815	$78,917
Home and land cost of revenue	32,164	64,785

Gross margin	13,651	14,132
Capitalized interest	2,127	2,655

Adjusted gross margin	$15,778	$16,787

Gross margin %	29.8%	17.9%
Adjusted gross margin %	34.4%	21.3%

Canada region home closings revenue for the three months ended March 31, 2013 decreased by 37.9%, to $45.7 million, compared to $73.5 million for the three months ended March 31, 2012. The number of home closings units in the three months ended March 31, 2013 decreased by 34.0% compared to the three months ended March 31, 2012. Canada region revenues and number of closings were affected by timing of high-rise closings. In the period ended March 31, 2012, we began closing one joint venture tower, Nautilus, which had 61 of its 389 units close in the period, which accounted for more than $1.3 million in joint venture revenue, while in 2013, we only recognized $1.6 million of revenue from joint venture high-rise building closings. Revenue from joint venture closings is included as a component of net income of unconsolidated entities and not included in homebuilding revenue. The average home closings sales price was 5.9% lower for the three months ended March 31, 2013 when compared to the same period last year. This decrease was due to a product mix shift into move up communities located in affordable areas of the greater Toronto area during 2013. The Canada region experienced a decline of 54 units in net new homes sold in the three months ended March 31, 2013 when compared to the same period last year, which is attributable to the timing of high-rise sales launches, the close out of some historical volume communities and product mix. The average sales per community per month were 3.0 and 4.1 for the three months ended March 31, 2013 and 2012, respectively. We continue to focus on our margin over volume approach to selling in our communities. Average sales price increased by $62,000 or 15.5%, and average sales value declined 17.6% when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012. The decline in home sales from fewer wholly owned communities and a product mix change have contributed to the reduced sales values during 2013. Our total sales value was $60.7 million, compared to $73.8 million a year earlier.

Home closings gross margin for the three months ended March 31, 2013 for the Canada region was 29.8%, compared to 18.8% for the three months ended March 31, 2012. The adjusted home closings gross margin for the Canada region was 1200 basis points higher in 2013, when compared to 2012. The increases in home closings gross margin and adjusted home closings gross margin were due to a larger proportion of sales of higher margin single-family detached and attached homes in 2013 versus 2012. Currently we anticipate, in light of slowing job growth in Ontario relative to the recent past, ongoing global economic uncertainty and increasing units under construction, that growth in the Ontario housing market will moderate in the near term.

Land closings revenue for the Canada region was $0.1 million from our Alliston community in the three months ended March 31, 2013, compared to $5.4 million for the three months ended March 31, 2012. We made these land sales as part of our land management strategy when determining the highest and best use of the property.

Financial Services

Our Financial Services segment, which provides mortgage lending through Taylor Morrison Home Funding (“TMHF”) and title services in certain markets, is highly dependent on our sales and closings volumes. Our Financial Services segment’s revenue increased from $3.3 million in the three months ended March 31, 2012 to $5.9 million in the three months ended March 31, 2013, due primarily to increased closings volume and average loan amounts. The increase in gross margin was driven primarily by the same factors, from 300 and $252.3, respectively, in the three months ended March 31, 2013, to 511 and $278.9, respectively, in the three months ended March 31, 2013. Our capture rate at 81% was down slightly from the prior quarter as we transitioned our Darling Homes mortgages from the legacy provider to our in-house resource.

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
Financial services revenue	$5,889	$3,283
Financial services cost of sales	3,491	2,029

Financial services gross margin	2,398	1,254
Other	—	—

Adjusted financial services margin	$2,398	$1,254

Financial services margin %	40.7%	38.2%
Adjusted financial services margin %	40.7%	38.2%

Sales, Commissions and Other Marketing Costs

For the three months ended March 31, 2013 and 2012, sales, commissions, and other marketing costs such as advertising and sales office expenses were $25.9 million and $14.8 million, respectively, reflecting a 63.0% increase in homes closed. Our U.S. regions tend to have higher per-unit commissions, so our mix of commissions paid shifted more towards our U.S. operations, where we closed 96.3% more homes in 2013 as compared to 2012. As a percentage of home sales revenue, sales commissions and other marketing costs increased to 7.1% from 6.7% for the three months ended March 31, 2013 and 2012 respectively.

General and Administrative Expenses

For the three months ended March 31, 2013, general and administrative expenses were $20.3 million as compared to $17.6 million in the same period in 2012, which represents a 15.4% increase. General and administrative expenses were 5.3% as a percentage of total revenue in the three months ended March 31, 2013, compared to 7.4% in the same period in 2012 due to our diligent cost containment strategy as we actively pursue synergies within the business relating to our recent acquisition and were able to leverage our existing infrastructure while increasing closings 63.0%.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities was $3.2 million for the three months ended March 31, 2013 compared to $3.2 million for the three months ended March 31, 2012. Our joint venture income comes largely from high rise and single family projects in our Canada region. During the comparative periods we experienced a similar number of closings and margin in each period.

Interest Income, net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Purchase accounting from the Acquisition eliminated the accumulated capitalized interest on the balance sheet as of the Acquisition date. Interest income, net for the three months ending March 31, 2013 and 2012, was $(0.5) million and $(0.06) million, respectively. Interest income, net increased over the prior period due to an increase in average cash and cash equivalent balances on hand.

Other Expense, net

Other expense, net for the three months ended March 31, 2013 was $0.7 million of expense as compared to $0.2 million of expense in the three months ended March 31, 2012. The increase in expense is primarily driven by increased insurance losses from our captive insurance company of $0.5 million and certain co-insurance recoveries experienced in 2012 that were not seen in 2013.

Income Tax Provision

The effective tax rate for the three months ended March 31, 2013 and 2012 of the Company was composed of the statutory tax rates in the United States and Canada and was affected primarily by the change in valuation allowance against the net deferred tax asset, state income taxes, the recognition of previously unrecognized tax benefits, and interest relating to uncertain tax positions.

As of March 31, 2013, our cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $10.1 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2012, our cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $9.8 million in Canada. These amounts are included in income taxes payable in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012. Total unrecognized tax benefits expected to reverse in the next 12 months is $84.1million.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this quarterly report relating to “adjusted home closings gross margin,” and the results of “unconsolidated joint ventures.”

Results of unconsolidated joint ventures

References to the information or results of “unconsolidated joint ventures” refer to our proportionate share of unconsolidated joint ventures in Canada and are included as non-GAAP measures because they are accounted for under the equity method. We believe that such results are useful to investors as an indication of the level of business activity of our joint ventures in Canada as well as the potential for cash and revenue generation from those joint ventures.

Adjusted gross margins

We calculate adjusted gross margin from U.S. GAAP gross margin by adding impairment charges attributable to the write-down of operating communities and the amortization of capitalized interest through cost of revenue. We also discuss adjusted home closings gross margin, which is calculated by adding back to home closings gross margin the capitalized interest amortization and impairment charges related to the homes closed. Adjusted land closings gross margin is calculated similarly. Management uses our adjusted gross margin measures to evaluate our performance on a consolidated basis as well as the performance of our regions. We believe these adjusted gross margins are relevant and useful to investors for evaluating our performance. These measures are considered non-GAAP financial measures and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures as measures of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

Overview of Capital Resources and Liquidity

Our principal uses of capital in the three months ended March 31, 2012 and 2013 were land and property purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. Historically, we have used a combination of capital contributions and intercompany borrowings from our former parent, Taylor Wimpey plc, and funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

We have in place strict controls and a defined strategy for cash management, particularly as related to cash outlays for land and inventory development. Among other things, we require multiple party account control and authorizations for payments. We had $75.8 million of cash used in operating activities for 2012 and $53.3 million of cash used in operating activities in 2013. Our principal cash uses in 2013 were real estate inventory acquisition. We generated the cash used in 2013 through our operating activities and borrowings under our Revolving Credit facility.

Since the Acquisition, we have primarily funded our cash needs from cash from operations and cash generated from our offerings of senior notes, and until recently have had minimal draws on our Revolving Credit Facility other than the draw to fund the Darling acquisition. Our need for letters of credit has been primarily fulfilled through the TD Bank Facility, Revolving Credit Facility and the HSBC Bank Facility, which are discussed in more detail below. We believe that our solid balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions.

Having completed the IPO and the issuance of the $550 million of 2021 Senior Notes and having entered into the new $400 million Restated Revolving Credit Facility, we believe that we can fund our cash needs for planned and projected operations for the next twelve months from cash on hand and cash generated from operations and borrowings under our Restated Revolving Credit Facility. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets as they are available. See “Recent Developments – Restated Revolving Credit Facility and 2021 Senior Notes” for more information.

Capital Resources

Cash and Cash Equivalents

As of March 31, 2013, we had available cash and cash equivalents of $238.0 million. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Non-interest-bearing cash accounts are temporarily guaranteed for an unlimited amount, through March 31, 2013, and all other cash accounts are insured up to $250,000.

The amount of cash and cash equivalents held by foreign subsidiaries as of March 31, 2013 was $164.3 million. While all of such cash and cash equivalents are readily convertible into U.S. dollars, we would be required to accrue and pay taxes to repatriate those funds to the U.S. Historically we have not generally repatriated such funds, since we generally have used such funds in our Canadian business. However, we may in the future repatriate such funds to the U.S.

Revolving Credit Facility and Restated Revolving Credit Facility

On April 12, 2013, the Operating Subsidiaries entered into the $400.0 million Restated Revolving Credit Facility, which matures in April 2017. For more information regarding the terms of the Restated Revolving Credit Facility (including the financial and other covenants thereunder), see “—Recent Developments—Restated Revolving Credit Facility.” As of April 30, 2013, we were in compliance with all of the covenants under the Restated Revolving Credit Facility. We have the ability to finance our working capital and other needs by drawing on the Restated Revolving Credit Facility.

Our prior Revolving Credit Facility was in effect during the entirety of the quarter ended March 31, 2013. For more information regarding the terms of the Revolving Credit Facility, see Note 6, “Debt,” to our financial statements. As of March 31, 2013, we were in compliance with all of the covenants under the Revolving Credit Facility. As of March 31, 2013, there were $88.0 million of outstanding borrowings under the Revolving Credit Facility, with $118.1 million available for borrowing (after giving effect to $18.9 million of outstanding letters of credit).

The Revolving Credit Facility contains certain “springing” financial covenants. In the event that, either there are (a) any loans outstanding thereunder on the last day of any fiscal quarter or on more than five separate days of such fiscal quarter or (b) any unreimbursed letters of credit thereunder on the last day of such fiscal quarter or for more than five consecutive days of such fiscal quarter, we will be required to, in respect of such fiscal quarter, comply with a maximum capitalization ratio test as well as a minimum interest coverage ratio test. As of March 31, 2013, our capitalization ratio (as defined in the Revolving Credit Facility) was 47% (compared with the requirement not to exceed 57.5%) while our interest coverage ratio (as defined in the Revolving Credit Facility) for the three-month period then ended was 4.33 to 1.0 (compared with the requirement not to fall below 2.0 to 1.0). For purposes of determining compliance with the financial covenants for any fiscal quarter, TMM may exercise an equity cure by issuing certain permitted securities for cash or otherwise receiving cash contributions to its capital that will, upon the contribution of such cash to TMC and/or Monarch Corporation, be included in the calculation of consolidated adjusted EBITDA and consolidated total capitalization. The equity cure right may not be exercised more than twice in any period of four consecutive fiscal quarters and may not be exercised more than five times during the term of the facility.

Senior Notes

On April 13, 2012, the Operating Subsidiaries issued $550.0 million in aggregate principal amount of 7.750% Senior Notes due 2020. A portion of the net proceeds of the Senior Notes was used to repay $350.0 million of the Sponsor Loan and the remainder was used for general corporate purposes. The Senior Notes are unsecured and guaranteed by TMM Holdings and certain of TMM Holdings domestic subsidiaries. On August 21, 2012, the Operating Subsidiaries issued an additional $125.0 million in aggregate principal amount of the senior notes under the same indenture.

The indenture governing the Senior Notes contains covenants that limit the ability of the Operating Subsidiaries, TMM and certain of their subsidiaries to, among other things, sell assets, pay dividends or make other distributions on capital stock or make payments in respect of subordinated indebtedness, make investments, incur additional indebtedness or issue preferred stock, create certain liens, enter into agreements that restrict dividends or other payments from certain restricted subsidiaries, consolidate, merge or transfer all or substantially all of their assets, engage in transactions with affiliates and create additional, unrestricted subsidiaries. The senior notes are also subject to a requirement that we offer to purchase the Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the senior notes indenture). We are also required to offer to purchase all of the outstanding senior notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. The Senior Notes do not have any registration rights.

The Senior Notes mature on April 15, 2020. Interest on the Senior Notes accrues at the rate of 7.750% per annum and is payable semiannually in arrears on April 15 and October 15 of each year.

We may redeem some or all of the senior notes at any time prior to April 15, 2015, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. On or after April 15, 2015, we may also redeem some or all of the notes at the redemption prices specified in the indenture relating to the Senior Notes.

At any time prior to April 15, 2015, we may also redeem up to 40% of the original aggregate principal amount of the Senior Notes with the net cash proceeds of this offering and other equity offerings, at a redemption price equal to 103.875% (if the redemption occurs prior to April 15, 2013) or 107.750% (if the redemption occurs on or after April 15, 2013) of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. See “Recent Developments – Use of Proceeds of the IPO” for more information regarding our redemption of Senior Notes.

2021 Senior Notes

On April 16, 2013, the Operating Subsidiaries issued $550.0 million of 5.25% Senior Notes due 2021. We used the net proceeds from that issuance [to repay temporarily the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.] For more information regarding the 2021 Senior Notes, see “—Recent Developments—2021 Senior Notes.”

Mortgage Company Loan Facilities

TMHF has entered into an agreement with Flagstar Bank (the “Flagstar Facility”), as agent and representative for itself and other buyers of our held-for-sale mortgages named in such agreement. The purpose of the Flagstar Facility is to finance the origination of up to $30 million of mortgage loans at any one time by TMHF, subject to certain sublimits, with a temporary accordion feature subject to approval by Flagstar, which allows for borrowings in excess of the total availability under the facility. Borrowings under the facility are accounted for as a secured borrowing under ASC Topic 860, “Transfers and Servicing.” The Flagstar Facility is terminable by either party with 30 days’ notice and bears interest at a rate of LIBOR plus 2.5% per annum, with a minimum floor of 3.95% per annum. Borrowings under this facility are paid back with proceeds received when mortgages are sold to Flagstar Bank, or to other approved lenders subject to certain sublimits. In 2012, loans originated by TMHF remained on the Flagstar Facility warehouse line for an average of 20 days, before being sold either to Flagstar Bank or other approved lenders. The Flagstar Facility does not have a scheduled maturity date but is subject to an annual renewal process, which was last completed in December 2012. As of March 31, 2013, there were $15.2 million in outstanding borrowings under the Flagstar Facility.

In December 2011, TMHF entered into a mortgage warehouse loan letter agreement with Comerica Bank (the “Comerica Facility”). The purpose of the Comerica Facility is to finance the origination of up to $30.0 million of mortgage loans at any one time by TMHF, subject to certain sublimits and a temporary $20.0 million incremental facility, subject to approval by Comerica. Borrowings under this facility are accounted for as a secured borrowing under ASC Topic 860. The Comerica Facility bears interest at a rate of daily adjusting LIBOR plus 2.5% per annum with a minimum floor of 3.75% per annum. Borrowings under the Comerica Facility are paid back with proceeds received when our mortgages are sold to approved lenders participating in the Comerica Facility. As of March 31, 2013, there were $22.1 million in outstanding borrowings under the Comerica Facility. The Comerica Facility matures on October 29, 2013 (subject to an annual renewal process).

Letters of Credit, Surety Bonds and Financial Guarantees

We are often required to provide letters of credit and surety bonds to secure our performance under construction contracts, development agreements and other arrangements. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. In addition, Monarch Corporation will typically provide guarantees of the financing debt of the joint ventures through which Monarch Corporation operates, which guarantees may be secured.

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, including letters of credit issued under the TD Facility and HSBC Facility (as described below) and our share of responsibility for financial guarantee arrangements with our joint ventures, totaled $203.1 million as of March 31, 2013. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds, letters of credit or financial guarantees as of March 31, 2013 will be drawn upon.

Monarch Corporation is party to a credit facility with The Toronto-Dominion Bank, which we refer to as the “TD Facility.” The TD Facility provides revolving operating facilities (including letters of credit) of up to CAD $108.8 million (or its U.S. dollar equivalent) to provide direct and letter of credit financing in support of Monarch Corporation’s projects. Under the terms of the TD Facility, the first $80.0 million drawn under the facility is secured by liens over the interests of Monarch Corporation in certain Canadian real property or cash. Amounts drawn above CAD $80.0 million are secured with cash. As of March 31, 2013, there were CAD $108.8 million letters of credit outstanding under the TD Facility.

Monarch Corporation is also party to a credit facility with HSBC Bank Canada, which we refer to as the “HSBC Facility.” The HSBC Facility provides a partially revolving letter of credit facility of up to CAD $24.2 million in support of Monarch Corporation’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch Corporation in certain Canadian real property or cash. As of March 31, 2013, there were CAD $11.0 million letters of credit outstanding under the HSBC Facility.

Both the TD Facility and the HSBC Facility are scheduled to expire on June 30, 2013.

The TD Facility contains certain financial covenants. We are required to maintain a minimum net equity and a minimum debt-to-equity ratio as well as maintain an interest coverage ratio. As of March 31, 2013, our net equity, as defined in the TD Facility, was $387.9 million (compared with the minimum requirement of $250.0 million), our debt-to-equity ratio was 61% (compared with the requirement not to exceed 125%). Violations of the financial covenants in the TD Facility, if not waived by the lenders or cured, could result in acceleration by the lenders. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under the Company’s other indebtedness. As of March 31, 2013, we were in compliance with all of the covenants under the TD Facility.

Other Loans Payable and Other Borrowings

Other loans payable and other borrowings as of March 31, 2013 consist of project-level debt due to various land sellers and municipalities, and is generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $173.4 million of the loans as of March 31, 2013 was 5.0% per annum, and $83.3 million of the loans were non-interest bearing. As of March 31, 2013, other loans payable and other borrowings increased by an estimated $40.7 million compared to December 31, 2012 primarily due to the closing of transactions under land purchase contracts with seller financing and high-rise funding.

Operating Cash Flow Activities

Our net cash used in operating activities amounted to $53.3 million for the three months ended March 31, 2013 compared to $75.8 million used in operating activities for the three months ended March 31, 2012. The primary cause of our increase in cash used in operating activities was our increased purchases of land inventory. These purchases were primarily funded with our operating activities and borrowings under our Revolving Credit Facility. Prepaids increased during the quarter as amounts expended for model homes and insurance renewals increased during the period as a result of new communities opening and insurance policies conditioned on number of closings forecasted were entered into. Customer deposits increased during the quarter as amounts received related to our increased volume of sales, resulted in higher backlog amounts. Accrued other liabilities were reduced by payouts exceeding prior year quarters as well as the recognition of deferred revenue related to closings of homes on property purchased from joint venture land development operations. Income taxes payable during the prior year quarter included a reversal of a payable amount related to an uncertain tax position in which we received a favorable settlement.

Investing Cash Flow Activities

Net cash used in investing activities was $1.3 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used in 2013 was primarily the result of an increase in investments in unconsolidated entities as we continue to fund existing joint venture operations, primarily in our Canada region, and decreased equipment purchases partially offset by a decrease in restricted cash.

Financing Cash Flow Activities

Net cash used in financing activities totaled $(4.0) million and $(31.7) million for the three months ending March 31, 2013 and 2012, respectively. Net cash provided by financing activities in 2013 was primarily attributable to project level financing, borrowing on our revolving line of credit reduced by repayment of mortgages on our warehouse line. In 2013 our loans receivable from mortgage operations were reduced during the quarter by $44.9 million as loans were sold to financial institutions as part of our lending procedures. Funds collected reduced the outstanding mortgage borrowings. The decrease in 2013 is primarily related to the incremental borrowings under our Revolving Credit Facility.

Commercial Commitments and Off-Balance Sheet Arrangements

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at March 31, 2013 or December 31, 2012.

The following table summarizes our letters of credit, surety bonds and financial guarantees of joint ventures as of the dates indicated.

(in thousands)	March 31, 2013	December 31, 2012
Letters of credit
U.S.	$19,734	$25,333
Canada	106,302	100,462

Total outstanding letters of credit	126,036	125,795

Surety bonds
U.S.	91,768	61,619
Canada	47,326	48,369

Total outstanding surety bonds	139,094	109,988

Financial guarantees of joint ventures, proportionate
Letters of credit	12,612	14,013
Borrowings	62,140	52,847

Total outstanding financial guarantees of joint ventures	74,752	66,860

Total outstanding letters of credit, surety bonds and financial guarantees of joint ventures	$339,882	$302,643

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities

We participate in a number of strategic land development and homebuilding joint ventures with unrelated third parties. These joint ventures operate primarily in our Canada region and relate mainly to our high-rise developments. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partner.

As of March 31, 2013, we had equity investments in 33 unconsolidated land development and homebuilding joint ventures, compared to 39 at December 31, 2012. Not all of these joint ventures are actively engaged in operations and some may be maintained, despite no longer being operational.

Investment in unconsolidated land development and homebuilding joint ventures

(in thousands)	March 31, 2013	December 31, 2012
East	$849	$723
West	—	—
Canada	75,908	73,210
Other	712	532

Total	$77,469	$74,465

These joint ventures often obtain acquisition, development and construction financing, designed to reduce our equity investment and improve our overall returns. This joint venture specific indebtedness is typically secured by all assets of the entity raising the debt. As of March 31, 2013, our unconsolidated joint ventures’ borrowings were $172.6 million compared to $162.2 million at December 31, 2012. Our proportional share of letters of credit issued and indebtedness was $12.6 million and $62.1 million at March 31, 2013 and $14.0 million and $52.9 million at December 31, 2012.

As added support to the third party lenders of these unconsolidated joint ventures related to our Canadian business, secured guarantees are typically provided by Monarch Corporation, typically in proportion to Monarch Corporation’s equity ownership in the joint ventures. As of March 31, 2013, our maximum recourse exposure related to outstanding indebtedness and letters of credit issued by our unconsolidated land development and homebuilding joint ventures totaled $155.8 million, an increase from $140.4 million as of December 31, 2012. See “Description of Certain Indebtedness—Guarantees of Indebtedness of Unconsolidated Joint Ventures.”

We also provide completion and performance guarantees for projects undertaken by our unconsolidated joint ventures.

The summarized balance sheets below of our unconsolidated land development and homebuilding joint ventures with recourse to us were as follows:

Summary balance sheet

(in thousands)	March 31, 2013	December 31, 2012
Assets	$479,998	$473,115
Liabilities	360,097	356,094
Equity	119,891	117,021

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of March 31, 2013, we had outstanding land purchase and lot option contracts of $383.5 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. For additional detail, see “—Contractual Cash Obligations, Commercial Commitments and Off-Balance Sheet Arrangements.”

Seasonality

Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a significant portion of our home closings occur during the third and fourth calendar quarter. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

•	the timing of the introduction and start of construction of new projects;

•	the timing of project sales;

•	the timing of closings of homes, condominium units, lots and parcels;

•	our ability to continue to acquire land and options on that land on acceptable terms;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in the areas in which we operate;

•	mix of homes closed;

•	construction timetables;

•	the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes; and

•	the cost and availability of materials and labor.

As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue, although it may be affected by the continuing downturn in the homebuilding industry.

In contrast to our typical seasonal results, the weakness in homebuilding market conditions in the United States during recent years has mitigated our historical seasonal variations. Also, in 2010 the expiration of the federal homebuyer tax credit impacted the timing of our construction activities, home sales and closing volumes. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

Inflation

We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and material construction costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.

Critical Accounting Policies

General

A comprehensive enumeration of the significant accounting policies is presented in Note 2 to our audited consolidated financial statements for the year ended December 31, 2012 filed with our registration statement on form S-1. Each of our accounting policies is based upon current authoritative literature that collectively comprises U.S. GAAP. In instances where alternative methods of accounting are permissible under U.S. GAAP, the method used is that which most appropriately reflects the nature of our business, the results of our operations and our financial condition, and we have consistently applied those methods over each of the periods presented in the financial statements.

Revenue Recognition

Home Sales

Home closings revenue is recorded using the completed-contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, we have no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

Revenues from the sale of high-rise condominiums are recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to a rental property, the sales proceeds are collectible and the aggregate sales proceeds and total cost of the project can be reasonably estimated.

Revenue for our Canadian high-rise condominiums is recognized, on an individual unit basis, when a certificate of occupancy has been received, all significant conditions of registration have been performed and the purchaser has the right to occupy the unit. At such time, the deposits that have been received from firm sales are applied to the sales price, and a receivable is set up for the balance due upon closing. Costs are recognized on the individual unit’s proportionate share of budgeted project costs along with the budgeted specifically identifiable home costs.

Land Sales

Land closings revenue is recognized when title is transferred to the buyer, we have no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Financial Services Revenue

Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold within a short period of time, generally 20 days, on a non-recourse basis as further described in Note 13 to the unaudited consolidated financial statements. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreement. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

Deposits

Forfeited buyer deposits related to home, condominium, and land sales are recognized in other income in the accompanying consolidated statements of operations in the period in which we determine that the buyer will not complete the purchase of the property and the deposit is determined to be nonrefundable to the buyer.

Sales Discounts and Incentives

We typically grant our homebuyers sales discounts and incentives, including cash discounts, discounts on options included in the home, option upgrades, and seller-paid financing or closing costs. Discounts are accounted for as a reduction in the sales price of the home.

Real Estate Inventory

Inventory consists of land, land under development, homes under construction, completed homes, and model homes, and is stated at cost, net of impairment charges. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes, overhead, and condominium construction costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis.

We assess the recoverability of our land inventory in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 360, “Property, Plant, and Equipment.” ASC Topic 360 requires that companies evaluate long-lived assets that are expected to be held and used in operations, including inventories, for recoverability based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. On a quarterly basis, each community is reviewed for actual sales pace, actual margin on closed homes and margin on homes in backlog. If a community is not in closeout (it would be in closeout if it had fewer than 15 remaining homes) and the actual or projected home margin is less than 10%, the community is tested for impairment by comparing the estimated undiscounted remaining cash flows to the current carrying value. At the end of each year, we prepare for each community an estimated remaining undiscounted cash flow and compare it to the community’s carrying value. The estimates and assumptions used are based on current community sales prices, paces, house costs and current development budgets. There are no assumptions of increases in either pace or price. For assets that are currently “mothballed” (i.e., strategic long-term land positions not currently under development or subject to an active selling effort), assumptions are based on current development plans and current price, pace and house costs of similar communities. Discount rates are determined using a base rate, which may be increased depending on the total remaining lots in a community, the development status of the land, the market in which it is located and if the product is higher-priced with potentially lower demand. A specific community can be sensitive to various components depending on the life phase of a community. For example, a community with 150 remaining lots would be more materially impacted by a pace change than a community with 20 remaining lots.

If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. We evaluate cash flows on a community-by-community basis. These cash flows are significantly impacted by various estimates of sales prices, construction costs, sales pace, and other factors. We evaluated 173 communities as of March 31, 2013 and 120 communities as of December 31, 2012 for impairments. No impairments were recorded for either period.

We perform our impairment analysis based on total inventory at the community level using discount rates that in the past have generally ranged from 12.0% to 20.5%. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. Inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, or land held for development, based on the stage of production or plans for future development.

Our estimate of undiscounted cash flows from these communities may change with market conditions and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. Several factors could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and changes in the costs incurred to develop lots and construct homes. Pricing and incentive levels are often interrelated with sales pace within a community, given that price reductions generally lead to an increase in sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions worsen in the broader economy, homebuilding industry or specific markets in which we operate, and as we re-evaluate specific community pricing and incentives, construction and development plans and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. We do not forecast any adjusted market improvement in our analysis above the original model we used as of the date of the Acquisition. For assets that are currently “mothballed” (i.e., strategic long-term land positions not currently under development or subject to an active selling effort), assumptions are based on current development plans and current price pace and house costs of similar communities. These evaluations may result in additional impairment charges.

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase and concluding with the sale, construction and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or finished lots. In the three months ended March 31, 2013 and 2012, we were actively selling in an average of 173 and 131 communities, respectively.

Capitalized Interest

We capitalize certain interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is delivered or when the related inventory is charged to cost of sales under the percentage-of-completion method of accounting.

Investments in Unconsolidated Entities and Variable Interest Entities (VIEs)

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. In June 2009, the FASB revised its guidance regarding the determination of a primary beneficiary of a VIE, ASC Topic 810-10, “Consolidation.”

We have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a nonrefundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as consolidated real estate not owned within our inventory balance in the accompanying consolidated balance sheet. For further details refer to Note 2 to the audited consolidated financial statements.

We are also involved in several joint ventures with independent third parties for our homebuilding activities. We use the equity method of accounting for investments that qualify as VIEs where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For those unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in net earnings (loss) of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. See Note 3 to the audited consolidated financial statements.

Noncontrolling Interests

We have consolidated joint ventures where we were determined to be the primary beneficiary. Therefore, those entities’ financial statements are consolidated in our consolidated and combined financial statements and the other partners’ equity is recorded as noncontrolling interests.

Business Combinations

We account for businesses we acquire in accordance with ASC Topic 805, Business Combinations. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. Our reported income from an acquired company includes the operations of the acquired company from the effective date of acquisition.

Income Taxes

Income tax expense for the first quarter of 2013 was $15.5 million compared to income tax expense of $5.5 million in the first quarter of 2012. Our Canadian operations generated taxable income in each period and recorded tax expense at their effective rate. The U.S. operations recorded expense primarily related to interest on uncertain tax positions under ASC Topic 740, “Income Taxes”.

Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board issued ASU 2013-04, Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for us beginning January 1, 2014. We do not anticipate the adoption of ASU 2013-04 to have an effect on our consolidated financial statements or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2013, 88% of our debt was fixed rate and 12% was variable rate. None of our market sensitive instruments were entered into for trading purposes. We did not utilize swaps, forward or option contracts on interest rates or other types of derivative financial instruments to manage our risk as of and for the three months ended March 31, 2013. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of March 31, 2013, we had $225.0 million of commitments under the Revolving Credit Facility. Additionally, there were $18.9 million of letters of credit issued under the Revolving Credit Facility at March 31, 2013, leaving $118.1 million of availability. In connection with our IPO, we intend to amend the Revolving Credit Facility to increase further the revolving credit commitments from $225.0 million to $400.0 million on an unsecured basis. The amendment is expected to include a $200.0 million incremental facility feature which would allow us to increase the aggregate credit commitments to $600.0 million, subject to compliance with certain financial covenants. See “Summary—Recent Developments.” Our fixed rate debt is subject to a requirement that we offer to purchase the senior notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing the senior notes). We are also required to offer to purchase all of the outstanding senior notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates estimated fair value of our debt obligations as of March 31, 2013. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair
(in millions, except percentage data)	2013	2014	2015	2016	2016	Thereafter	Total	Value
Fixed Rate Debt	$135.3	$73.0	$7.6	$19.4	$5.3	$697.6	$938.0	$986.9
Average interest rate(1)	3.0%	3.0%	3.0%	3.0%	3.0%	7.6%	6.4%
Variable rate debt(2)	$125.4	$—	$—	$—	$—	$—	$125.4	$125.4
Average interest rate	3.4%	—	—	—	—	—	3.4%

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at March 31, 2013, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.3 million per year.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the three months ended March 31, 2013 and 2012, 12% and 33%, respectively, of our consolidated revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. We do not utilize swaps, forward or option contracts on currency exchange rates or other types of derivative financial instruments to manage our risk for the three months ended March 31, 2013. Based upon the level of our Canadian operations during the three months ended March 31, 2013, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net income by approximately $1.6 million for the three months ended March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in disputes or litigation related to claims arising out of our operations. We are not currently a party to any material legal proceedings other than the action discussed below.

Between approximately 2007 and 2012, the Company confirmed the presence of defective Chinese-made drywall in several of our communities, primarily in West-Florida homes, which were generally delivered between May 2006 and November 2007 and initiated a protocol to repair affected homes. The Company has repaired all homes identified containing defective Chinese-made drywall where the homeowners have allowed the Company to do so. A small number of homeowners elected to participate in Multi District Litigation proceedings in Federal District Court in New Orleans, Louisiana in lieu of accepting the Company’s repair offer. All of the homeowners in the Multi District Litigation have now opted into a global class action settlement recently approved by the Federal District Court under which the Company is a released party. The Company continues to seek reimbursement from its subcontractors, suppliers, insurers, and manufacturers for costs that the Company has incurred to investigate and repair homes with defective Chinese-made drywall. We do not anticipate that the Company will incur any further material costs related to defective Chinese-made drywall that would be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-185269), as amended, the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On April 9, 2013, we commenced the initial public offering of our Class A common stock, par value of $0.0001 (the “Offering”). Pursuant to the Registration Statement on Form S-1 (File No. 333-185269), as amended, that was declared effective on August 9, 2013 and its Registration Statement on Form S-1MEF (File No. 333- 187829) (collectively, “the Registration Statements”), we registered 32,857,800 shares of Class A common stock (including 4,285,800 Class A shares representing an over-allotment option granted by the selling stockholders to the underwriters in the IPO). The entirety of the Class A common stock was sold in the Offering at a price per share to the public of $22.00 for an aggregate offering price of $722.9 million. Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as joint book-running managers of the Offering and as representatives of the underwriters. The Offering closed on April 12, 2013, and the net proceeds of the Offering to the Company were $679.5 million, determined as follows (in thousands):

Aggregate Offering proceeds to the Company	722,872
Underwriting discounts and commissions	(43,372)
Other fees and expenses	—

Total Fees	(43,372)

Comprehensive income attributable to owners	$679,499

We used cash on hand to pay the approximately $10.0 million of expenses in connection with the Offering.

We used $204.3 million of the net proceeds of the Offering to acquire common partnership units (“New TMM Units”) from TMM Holdings II Limited Partnership (“New TMM”) (at a price equal to the price paid by the underwriters for shares of our Class A common stock in the Offering). New TMM contributed such net proceeds to its subsidiaries, which subsidiaries used such proceeds to redeem $189.6 million aggregate principal amount of our senior notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption, assuming a redemption date of April 12, 2013). We used the remaining approximately $475.4 million of the proceeds from the Offering, together with $7.3 million of cash on hand, to purchase New TMM Units (at a price equal to the price paid by the underwriters for shares of our Class A common stock in the Offering) held by a holding vehicle formed by TPG Global, LLC and its affiliates (“TPG” and such holding vehicle, the “TPG Holding Vehicle”), a holding vehicle formed by Oaktree Capital Management, L.P. (“Oaktree” and such holding vehicle, the “Oaktree Holding Vehicle”), JH Investments Inc. and its affiliates (“JH”) and certain members of our management. The purchase of the New TMM Units from certain members of our management was consummated at closing of the Offering and the purchase of New TMM Units from the TPG Holding Vehicle, the Oaktree Holding Vehicle and JH was consummated promptly following the Offering, on April 15, 2013.

Issuance of Class B Common Stock

On April 9, 2013, in connection with the Reorganization Transactions, we issued an aggregate of 93,736,964 shares of our Class B common stock at a purchase price of $0.00001 per share to the TPG Holding Vehicle, the Oaktree Holding Vehicle, JH and certain members of our management and the Board pursuant to the terms of Class B common stock Subscription Agreements between the Company and each such purchaser. The shares of our Class B common stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering, as well as the safe harbor provided by Rule 506 of Regulation D under the Securities Act. No underwriters were involved in the transaction. Pursuant to the exchange agreement by and among the Company, the TPG and Oaktree holding vehicles, JH and certain members of our management and our board and other existing and future holders of New TMM Units (and corresponding shares of our Class B common stock), shares of our Class B common stock may be exchanged at any time (along with a corresponding number of New TMM Units) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.11	Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and David Cone (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed April 8, 2013, and incorporated herein by reference).

31.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

ITEM 6.	EXHIBITS

Exhibit No.	Description

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: May 15, 2013

/s/ Sheryl Palmer
Sheryl Palmer
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.11	Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and David Cone (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed April 8, 2013, and incorporated herein by reference).

31.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.