Form 10-Q
period 2013-06-30
Taylor Morrison Home Corp
filed 2013-08-14
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2013
Class A common stock, $0.00001 par value	32,857,800
Class B common stock, $0.00001 par value	89,451,164

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

Consolidated Balance Sheets

(In thousands except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$421,147	$300,602
Restricted cash	15,042	13,683
Real estate inventory	2,102,604	1,633,050
Land deposits	32,817	28,724
Loans receivable	39,185	48,579
Mortgage receivables	44,838	84,963
Tax indemnification receivable	28,682	107,638
Prepaid expenses and other assets, net	110,779	101,499
Other receivables, net	61,044	48,951
Investments in unconsolidated entities	82,230	74,465
Deferred tax assets, net	274,172	274,757
Property and equipment, net	5,839	6,423
Intangible assets, net	22,278	17,954
Goodwill	14,594	15,526

Total assets	$3,255,251	$2,756,814

Liabilities
Accounts payable	$113,454	$98,647
Accrued expenses and other liabilities	184,973	213,414
Income taxes payable	37,858	111,513
Customer deposits	111,159	82,038
Mortgage borrowings	39,049	80,360
Loans payable and other borrowings	313,287	215,968
Revolving credit facility borrowings	—	50,000
Senior Notes	1,039,826	681,541

Total liabilities	1,839,606	1,533,481
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 32,857,800 shares issued and outstanding as of June 30, 2013 and no shares issued and outstanding as of December 31, 2012	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,451,164 shares issued and outstanding as of June 30, 2013 and no shares issued or outstanding at December 31, 2012	1	—
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	672,344	—
Retained earnings	5,327	1,231,050
Accumulated other comprehensive income (loss)	856	(34,365)
Noncontrolling interests — joint ventures	23,885	26,648
Noncontrolling interests — Principal Equityholders	713,232	—

Total stockholders’ equity	1,415,645	1,223,333

Total liabilities and stockholders’ equity	$3,255,251	$2,756,814

See accompanying notes to consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Operations

(in thousands except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Home closings revenue	$496,033	$305,419	$862,802	$526,322
Land closings revenue	5,616	7,410	14,470	22,650
Mortgage operations revenue	7,216	5,318	13,105	8,601

Total revenues	508,865	318,147	890,377	557,573
Cost of home closings	394,203	246,031	683,035	428,139
Cost of land closings	5,653	7,472	13,297	18,963
Mortgage operations expenses	4,069	2,772	7,559	4,801

Total cost of revenues	403,925	256,275	703,891	451,903
Gross margin	104,940	61,872	186,486	105,670
Sales, commissions and other marketing costs	34,267	18,361	60,209	33,137
General and administrative expenses	25,905	10,206	46,249	27,839
Equity in net income of unconsolidated entities	(8,466)	(4,608)	(11,624)	(7,788)
Interest (income) expense, net	700	(1,538)	214	(1,601)
Loss on extinguishment of debt	10,141	7,853	10,141	7,853
Other (income) expense, net	541	(968)	1,282	(757)
Indemnification expense and transaction expenses	189,635	13,906	187,925	12,270

Income (loss) before income taxes	(147,783)	18,660	(107,910)	34,717
Income tax benefit	(69,496)	(10,174)	(53,961)	(4,676)

Net income (loss)	(78,287)	28,834	(53,949)	39,393
Net (income) loss attributable to noncontrolling interests — joint ventures	(106)	24	(185)	(238)
Net loss attributable to noncontrolling interests — Principal Equityholders	83,720	—	59,461	—

Net income available to Taylor Morrison Home Corporation	$5,327	$28,858	$5,327	$39,155

Income per common share:
Basic	$0.16		$0.16
Diluted	$0.16		$0.16
Weighted average number of shares of common stock:
Basic	32,806		32,806
Diluted	122,327		122,327

See accompanying notes to consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(78,287)	$28,834	$(53,949)	$39,393
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,253	(17,598)	(5,156)	(7,429)
Post-retirement benefits adjustments, net of tax	(71)	257	(107)	1,493

Other comprehensive income (loss)	3,182	(17,341)	(5,263)	(5,936)
Comprehensive (income) loss attributable to noncontrolling interests — joint ventures	(106)	24	(185)	(238)
Comprehensive loss attributable to noncontrolling interests — Principal Equityholders	81,394	—	65,580	—

Comprehensive income (loss) attributable to owners	$6,183	$11,517	$6,183	$33,219

See accompanying notes to consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands except share data, unaudited)

	Common Stock
					Additional	Stockholders’ Equity
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest - Joint Ventures	Non-Controlling Interest - Principal Equityholders	Total Stockholders Equity
Balance—December 31, 2011	—	—	—	—	—	649,209	—	(30,065)	9,421	—	628,565
Net income	—	—	—	—	—	39,155	—	—	238	—	39,393
Other comprehensive Loss	—	—	—	—	—	—	—	(5,936)	—	—	(5,936)
Share based compensation	—	—	—	—	—	1,354	—	—	—	—	1,354
Distributions to non controlling interests	—	—	—	—	—	—	—	—	(1,800)	—	(1,800)
Equity contributions	—	—	—	—	—	2,413	—	—	—	—	2,413
Contribution of debt in exchange for equity	—	—	—	—	—	146,633	—	—	—	—	146,633

Balance—June 30, 2012	—	—	—	—	—	838,764	—	(36,001)	7,859	—	810,622

	Common Stock
					Additional	Stockholders’ Equity
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest – joint ventures	Non-Controlling Interest – Principal Equityholders	Total Stockholders Equity
Balance—December 31, 2012	—	—	—	—	—	1,231,050	—	(34,365)	26,648	—	1,223,333
Establish noncontrolling interest on April 12, 2013	—	—	—	—	—	(1,231,050)	—	34,365	—	1,196,685	—
Issuance of Class A Common Stock, net of offering costs	32,857,800	—	—	—	668,598	—	—	—	—	—	668,598
Issuance of Class B Common Stock, net of offering costs	—	—	112,784,964	1	—	—	—	—	—	—	1
Repurchase of New TMM Units and corresponding number of Class B Common Stock	—	—	(23,333,800)	—	—	—	—	—	—	(482,543)	(482,543)
Net income (loss)	—	—	—	—	—	—	5,327	—	185	(59,461)	(53,949)
Other comprehensive Loss	—	—	—	—	—	—	—	856	—	(6,119)	(5,263)
Share based compensation	—	—	—	—	3,746	—	—	—	—	80,684	84,430
Noncontrolling interest of acquired entity	—	—	—	—	—	—	—	—	(2,851)	(16,014)	(18,865)
Distributions to noncontrolling interests—joint ventures	—	—	—	—	—	—	—	—	(97)	—	(97)

Balance—June 30, 2013	32,857,800	—	89,451,164	1	672,344	—	5,327	856	23,885	713,232	1,415,645

See accompanying notes to consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,949)	$39,393
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income of unconsolidated entities	(11,624)	(7,788)
Stock compensation expense	84,430	1,354
Distributions of earnings from unconsolidated entities	3,961	6,867
Depreciation and amortization	2,723	2,465
Loss on extinguishment of debt	10,141	7,853
Deferred income taxes	3,793	(5,025)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(397,685)	(69,707)
Receivables, prepaid expenses, and other assets	41,380	(40,457)
Customer deposits	32,089	15,444
Accounts payable, accrued expenses, and other liabilities	(9,915)	(38,705)
Income taxes payable	135	4,322

Net cash used in operating activities	(294,521)	(83,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(750)	(1,301)
Distribution from unconsolidated entities	2,104	—
Increase in restricted cash	(2,155)	(108)
Investments of capital into unconsolidated entities	(1,675)	(7,960)

Net cash used in investing activities	(2,476)	(9,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of class A common stock	668,598	—
Purchase of New TMM Units and corresponding number of shares of Class B Common Stock	(482,543)	—
Borrowings on line of credit related to mortgage borrowings	313,186	202,714
Repayment on line of credit related to mortgage borrowing	(354,498)	(198,319)
Proceeds from loans payable and other borrowings	15,218	21,611
Repayments of loans payable and other borrowings	(24,496)	(379,751)
Borrowings on revolving credit facility	907,000	—
Payments on revolving credit facility	(957,000)	—
Net proceeds from the issuance of senior notes	550,000	550,000
Repayments on senior notes	(189,608)	—
Deferred financing costs	(15,097)	(15,537)
Distributions to noncontrolling interests – joint ventures	(97)	(1,800)
Equity contributions	—	2,413

Net cash provided by financing activities	430,663	181,331
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13,121)	(179)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$120,545	$87,799
CASH AND CASH EQUIVALENTS — Beginning of period	300,602	279,322

CASH AND CASH EQUIVALENTS — End of period	$421,147	$367,121

See accompanying notes to consolidated financial statements.

(continued)

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes (paid) refunded, net	$(15,568)	$24,088

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of joint venture loan receivable for equity in joint venture	$—	$25,153

Increase in loans payable issued to sellers in connection with land purchase contracts	$107,964	$50,839

Contribution of debt in exchange for equity	$—	$146,633

Increase (decrease) in income taxes payable and related tax indemnification receivable from seller	$78,956	$(12,270)

See accompanying notes to consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — On April 12, 2013, Taylor Morrison Home Corporation (“TMHC” or the “Company”) completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions (see Note 14 – Capital Structure – Reorganization Transactions), TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) through the formation of TMM Holdings II Limited Partnership (“New TMM”). As a result, the financial statements and other disclosures contained in this report include those of TMHC consolidated with those of TMM Holdings, a partnership that indirectly holds the Company’s operating subsidiaries of TMHC. TMM Holdings is a British Columbia limited partnership formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities”), investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG and Oaktree Entities, the “Principal Equityholders”). On July 13, 2011, TMM Holdings, through various wholly owned acquisition subsidiaries, acquired all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (now known as Taylor Morrison Communities Inc. or “Taylor Morrison”) and Monarch Corporation (“Monarch”) from Taylor Wimpey plc (“Predecessor Parent Company”) through a combination of equity and debt (the “Acquisition”). In conjunction with the Acquisition, a series of holding companies and partnerships were established to hold TMM Holdings’ investments in the acquired businesses. Taylor Morrison’s principal business is residential homebuilding and the development of lifestyle communities throughout the United States, with operations focused in Arizona, California, Colorado, Florida, and Texas. Taylor Morrison’s product lines feature entry-level, move-up, and luxury homes. Monarch was founded in 1918, began operations in the province of Ontario in 1957 and is one of the oldest names in Canadian homebuilding. Its businesses focus on high-rise and single family home residential construction in Ontario, Canada. Taylor Morrison and Monarch are the general contractors for all of their projects and retain subcontractors for home construction and site development. In addition to homebuilding, Taylor Morrison offers Mortgage Operations to its customers in the U.S. through its mortgage brokerage subsidiary and title examination services in some U.S. locations through various joint ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated and combined financial statements in the Company’s Registration Statement filing on Form S-1 (File No. 333-185269), as amended (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on April 9, 2013. In the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in its consolidated balance sheet for the economic interests in New TMM, directly or indirectly, held by the Principal Equityholders, members of management and the board of directors. The consolidated financial statements include the accounts of TMHC, TMM Holdings, Taylor Morrison, Monarch and the Company’s consolidated subsidiaries, partnerships and other entities in which the Company has a controlling financial interest, and of variable interest entities in which the Company is deemed the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments, necessary for the fair presentation of the Company’s results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Unless the context requires otherwise, references in these financial statements to the Company are to the Company and its consolidated subsidiaries.

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Balance Sheets and Statements of Stockholders’ Equity.

Darling Acquisition

On December 31, 2012, the Company acquired certain assets and liabilities of Darling Interests, Inc. (“Darling”), a Texas based homebuilder. Darling builds homes under the Darling Homes brand for move-up buyers in the Dallas-Fort Worth Metroplex and Houston markets. The acquisition, which consisted primarily of real estate inventory, enabled the Company to strengthen its presence in these two Texas markets. The assets and liabilities were acquired in exchange for cash consideration of $114.8. million as well as a contingent payment of $50.0 million, plus 5% of any cumulative earnings before interest and taxes above $229.5 million over the four year period following December 31, 2012. A portion of the initial purchase price was financed by $50.0 million of borrowings under the Company’s revolving credit facility with Credit Suisse, HSBC, Deutsche Bank (“Revolving Credit Facility”) and approximately $27.6 million was financed by the sellers. The purchase price to be allocated to the assets and liabilities acquired is as follows (in thousands):

Amount
Initial consideration	$114,845
Contingent consideration	8,300
Seller financing	27,605
Liabilities assumed	19,021

$169,771

In connection with the purchase price allocation for the acquisition, the Company recorded (in thousands):

	Preliminary Amount	Adjusted Amount	Change
Real estate inventory	$111,814	$112,289	$475
Land deposits	12,500	12,500	—
Joint Venture interests before consolidation	18,999	10,200	(8,799)
Other assets	1,971	3,264	1,293
Intangibles with finite lives	9,121	16,924	7,803
Goodwill	15,526	14,594	(932)
Contingent consideration	(8,300)	(8,300)	—
Seller Financing	(27,605)	(27,605)	—
Liabilities assumed	(19,021)	(19,021)	—

Net assets required	$115,005	$114,845	$(160)

The $16.9 million of intangible assets with finite useful lives consist of $1.1 million of trade name, $13.0 million of lot option contracts and supplier relationships, $2.6 million of non-compete covenants and $0.2 million of favorable leases.

The Company valued the $50.0 million of contingent purchase price using probability weightings of the anticipated liability under four different scenarios: (1) business enterprise forecast of liability; (2) the contribution margin and earnings before income and tax estimates from a valuation income forecast; (3) alternative estimates of contribution margin and earnings before interest and taxes; and (4) as if the full buy out obligation was paid to Darling. The mid point of the range of the results of these probability weighted valuations was discounted, resulting in a $8.3 million liability that is included within loans payable and other borrowings at December 31, 2012 and June 30, 2013 in the Consolidated Balance Sheets.

In the course of finalizing the purchase price allocation, the Company consolidated one joint venture resulting from the Darling acquisition that yielded an $18.9 million adjustment to the noncontrolling interests to account for joint venture partner debts in the Consolidated Statements of Stockholders’ Equity.

Additionally, the Company incurred $1.8 million of transaction costs which were recorded in 2012 as other expense in the Consolidated Statement of Operations. Darling’s Dallas and Houston operations will be integrated into the Company’s East Region for segment reporting purposes.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the purchase price allocations, valuation of certain real estate, valuation of equity awards, deferred tax assets valuation allowance and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Loans Receivable — Loans receivable consist of amounts due from land buyers and certain of the Company’s joint ventures, are generally secured by underlying land, bear interest at average interest rates of 3.5% and 5.5% as of June 30, 2013 and December 31, 2012, respectively, and mature at various dates through 2013. The Company imputes interest based on relevant market data for loans with no stated interest rate.

Other Receivables — Other receivables primarily consist of amounts due from buyers of condominiums, as well as other amounts expected to be recovered from various community development districts and utility deposits. Allowances of $0.6 million at June 30, 2013 and $1.1 million at December 31, 2012 are maintained for potential credit losses based on historical experience, present economic conditions, and other factors considered relevant by management.

Real Estate Inventory — Inventory consists of land, land under development, homes under construction, completed homes, and model homes. Inventory is carried at cost. In addition to direct carrying costs, the Company also capitalizes interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes, overhead, and condominium construction costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. For those communities that have been temporarily closed or where development has been discontinued, the Company does not allocate interest or other costs to the community’s inventory until activity begins again. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis.

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, “ASC 360” the Company reviews its real estate inventory for indicators of impairment by evaluating each community during each reporting period. In conducting the review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. The Company pays particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, the Company identifies communities with indicators of impairment and then performs additional analysis to determine if the carrying value exceeds the communities’ undiscounted cash flows. ASC 360 requires that companies evaluate long-lived assets that are expected to be held and used in operations, including inventories, for recoverability based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities, as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above.

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

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors adjusted for any changes in cost structure. Costs assumed in the cash flow model for the Company’s communities are generally based on the rates the Company is currently obligated to pay under existing contracts with its vendors adjusted for any anticipated cost reduction initiatives or increases in cost structure.

Since the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions or strategies that may lead the Company to incur additional impairment charges in the future. Using all available information, the Company calculates its best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. For the three and six months ended June 30, 2013 and 2012, no impairment charges were recorded. In certain cases, the Company may elect to stop development and/or marketing of an existing community if it believes the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If the Company decides to stop developing a project, it will impair such project if necessary to its fair value as discussed above and then cease future development and/or marketing activity until such a time when management believes that market conditions have improved and economic performance can be maximized.

When the Company elects to stop development of a community, it is management’s belief that the community is affected by local market conditions that are expected to improve within the next three to five years. Therefore, a temporary postponement of construction and development is expected to yield better returns. For these communities, management’s assessment of the carrying value of these assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future some of these inactive communities may be re-opened while others may be sold. As of June 30, 2013, there were 19 inactive communities with a carrying value of $27.3 million of which $4.5 and $22.8 million is in the East and West Region, respectively. During the three and six months ended June 30, 2013, the Company placed one community into inactive status and moved three communities into active status.

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase, and concluding with the sale, construction, and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate, and whether the Company purchased the property as raw land or finished lots. As of June 30, 2013 and 2012, the Company was actively selling in 176 (including 39 communities related to Darling), and 126 communities, respectively.

In the ordinary course, the Company acquires various specific performance lots through existing lot option agreements and has consolidated $24.7 million of real estate not owned under these contracts into Real Estate Inventory with a corresponding liability in Loans Payable and Other Borrowings as of June 30, 2013.

Inventory consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Operating communities	$1,692,298	$1,296,763
Real estate not owned	24,711	—
Real estate held for development or sale	385,595	336,287

Total	$2,102,604	$1,633,050

Capitalized Interest — The Company capitalizes certain interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is delivered. Interest capitalized, incurred, and expensed is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest capitalized — beginning of period	$68,827	$39,852	$59,643	$27,491
Interest incurred	19,954	14,993	37,197	33,143
Interest expense not qualified for capitalization and included as interest expense	(700)	—	(700)	—
Interest amortized to cost of sales	(11,566)	(6,686)	(19,625)	(12,475)

Interest capitalized — end of period	$76,515	$48,159	$76,515	$48,159

Land Deposits — The Company pays deposits related to land options and land purchase contracts which are capitalized when paid and classified as land deposits until the associated property is purchased. Deposits are recorded as a component of real estate inventory in the Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are nonrefundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable. The Company reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate inventory impairment analysis.

The Company is subject to the usual obligations associated with entering into contracts, including option contracts, for the purchase, development, and sale of real estate inventory in the routine conduct of its business. The Company has acquired a number of land purchase option contracts, generally through cash deposits or letters of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The Company does not have title to the property and the creditors generally have no recourse against the Company, except in Canada where sellers have full recourse under statutory regulations. The Company’s obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits and/or letters of credit. As of June 30,

2013 and December 31, 2012, the Company had the right to purchase approximately 6,966 and 5,013 lots under land option and land purchase contracts, respectively, which represents purchase commitments of $457.5 million and $268.0 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the Company had $32.8 million in land deposits and had posted $4.7 million in letters of credit related to land options and land purchase contracts. As of December 31, 2012, the Company had $28.7 million in land deposits and had posted $0.2 million in letters of credit related to land options and land purchase contracts.

For the three and six months ended June 30, 2013 and 2012, no impairment of option deposits and capitalized pre-acquisition costs for abandoned projects was recorded. The Company continues to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future, particularly in those instances where land sellers or third-party financial entities are unwilling to renegotiate significant contract terms.

Investments in Unconsolidated Entities and Variable Interest Entities (“VIEs”) — In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable the Company to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. In June 2009, the Financial Accounting Standards Board (“FASB”) revised its guidance regarding the determination of a primary beneficiary of a VIE.

In accordance with ASC Topic 810, Consolidation, the Company has concluded that when it enters into an option or purchase agreement to acquire land or lots and pay a nonrefundable deposit, a VIE may be created because the Company is deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE, the Company assesses whether it is the primary beneficiary by first determining if the Company has the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company is not able to control such activities, it is not considered the primary beneficiary of the VIE. If the Company does have the ability to control such activities, the Company will continue its analysis by determining if it is expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will potentially benefit from a significant amount of the VIE’s expected gains. If the Company is the primary beneficiary of the VIE, it will consolidate the VIE in its consolidated financial statements and reflect such assets and liabilities as consolidated real estate not owned within the Company’s inventory balance in the accompanying consolidated balance sheets. The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consists of nonrefundable option deposits totaling $32.8 million and $28.7 million, as of June 30, 2013 and December 31, 2012, respectively. Additionally, the Company posted $4.7 million and $0.2 million of letters of credit in lieu of cash deposits under certain option contracts as of June 30, 2013 and December 31, 2012, respectively. Creditors of these VIEs, if any, generally have no recourse against the Company.

The Company is also involved in several joint ventures with independent third parties for homebuilding activities. The Company uses the equity method of accounting for entities it does not control or where it does not own a majority of the economic interest, but has the ability to exercise significant influence over the operating and financial policies of the investee. For those unconsolidated entities in which the Company functions as the managing member, the Company has evaluated the rights held by its joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, the Company’s share of net earnings or losses is included in equity in net income of unconsolidated entities when earned and distributions are credited against its investment in the joint venture when received. See Note 3 for financial statement information related to unconsolidated entities.

The Company evaluates its investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.

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

Noncontrolling Interests — joint ventures — The Company consolidates joint ventures when it is the primary beneficiary. Therefore, those entities’ financial statements are consolidated in the Company’s consolidated financial statements and the other partners’ equity is recorded as noncontrolling interests – joint ventures.

Noncontrolling Interests — Principal Equityholders — In the Reorganization Transaction (see Note 14-Capital Structure – Reorganization Transactions), immediately prior to the Company’s initial public offering the existing holders of TMM Holdings limited partnership interests, the Principal Equityholders, members of management and the board of directors, exchanged their limited partnership interests for limited partnership interests of a newly formed limited partnership, New TMM. For each limited partnership interest of New TMM received in the exchange, the Principal Equityholders, members of management and the board of directors also received, directly or indirectly, a corresponding number of shares of the Company’s Class B common stock, par value $0.00001 (the “Class B Common Stock”). All of the Company’s Class B Common Stock is owned by the Principal Equityholders, members of management and the board of directors. The Company’s Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit are exchangeable into one share of the Company’s Class A Common Stock in accordance with the Company’s Exchange Agreement.

The Company sold Class A Common Stock to the investing public in its initial public offering. The proceeds received in the initial public offering were used by the Company to purchase limited partnership interests in New TMM (“New TMM Units”), such that the Company owns an amount of limited partnership units of New TMM equal to the amount of the Company’s outstanding shares of Class A Common Stock. The Company’s Class A Common Stock has voting rights and economic rights. Also in the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in its Consolidated Balance Sheet for the economic interests in New TMM, directly or indirectly, held by the Principal Equityholders, members of management and the board of directors.

The Noncontrolling interests – Principal Equityholders percentages at April 10, 2013 and June 30, 2013 are as follows:

	Class A Common Stock	Class B Common Stock / New TMM Units	Total(1)
April 10, 2013 and June 30, 2013	32,857,800	89,451,164	122,308,964
	26.9%	73.1%	100%

(1)	Assumes all of the holders of the New TMM Units exchange their New TMM Units and TMHC Class B Common Stock for TMHC Class A Common Stock on a one-for-one basis.

Activity in the Noncontrolling interests – Principal Equityholders and former controlling interests net income (loss) amounts is as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Post IPO Noncontrolling interests — Principal Equityholders	$14,492	$14,492
Pre IPO Controlling Interest	(98,212)	(73,953)

Noncontrolling interests — Principal Equityholders	$(83,720)	$(59,461)

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other “ASC 350.” ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. No goodwill impairment charges were recorded in the three or six months ended June 30, 2013 and 2012.

Warranty Reserves:

U.S. Operations — The Company offers warranties on homes that generally provide for one-year warranties to cover various defects in workmanship or materials or to cover structural construction defects. The Company may also offer a longer structural warranty in certain markets or to comply with regulatory requirements. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The Company’s warranty reserves are based on factors that include an actuarial study for structural warranty, historical and anticipated warranty claims, trends related to similar product types, number of home closings, and geographical areas. The structural warranty is carried by Beneva, a wholly owned subsidiary of Taylor Morrison. The Company also provides third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders.

Canadian Operations — The Company offers a limited warranty that generally provides for seven years of structural coverage; two years of coverage for water penetration, electrical, plumbing, heating, and exterior cladding defects; and one year of coverage for workmanship and materials. The Company is responsible for performing all of the work during the warranty period. As a result, warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and labor during warranty periods. The warranty reserves are determined using historical experience and trends related to similar product types, and number of home closings.

The Company regularly reviews the reasonableness and adequacy of warranty reserves and makes adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in accrued expenses and other liabilities in the Consolidated Balance Sheets. A summary of the changes in the Company’s warranty reserves is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reserve — beginning of period	$41,403	$41,999	$39,760	$43,158
Additions to reserves	2,689	1,956	8,263	3,458
Costs and claims incurred	(3,066)	(7,185)	(7,410)	(10,192)
Change in estimates to preexisting reserves	678	468	1,248	816
Foreign currency adjustment	(235)	(249)	(392)	(251)

Reserve — end of period	$41,469	$36,989	$41,469	$36,989

Revenue Recognition:

Home Sales — Revenues from home sales are recorded using the completed contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, there is no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

Condominium Sales — Revenues from the sale of condominium units is recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to a rental property, the sales proceeds are collectible, and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. For the Company’s Canadian high-rise condominiums, these conditions are met when a certificate of occupancy has been received, all significant conditions of registration have been performed and the purchaser has the right to occupy the unit.

Land Sales — Revenues from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage Operations — Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans Taylor Morrison Home Funding LLC (“TMHF”) originates are sold within a short period of time, generally 20 days, on a nonrecourse basis as further described in Note 13. After the loans are sold, the Company retains potential liability for possible claims by purchasers that it breached certain limited industry-standard representations and warranties in the loan sale agreement. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

Deposits — Forfeited buyer deposits related to home, condominium, and land sales are recognized in other income in the Accompanying Consolidated Statements of Operations in the period in which the Company determines that the buyer will not complete the purchase of the property and the deposit is determined to be nonrefundable to the buyer.

Sales Discounts and Incentives — The Company grants home buyers sales discounts and incentives from time to time, including cash discounts, discounts on options included in the home, option upgrades, and seller-paid financing or closing costs. Discounts are accounted for as a reduction in the sales price of the home.

Income Per Common Share:

Basic income per common share is computed by dividing net income by the weighted average number of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if Class B Common Stock and New TMM units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Numerator:
Net income available to common shareholders — basic	$5,327	$5,327
Conversion of Principal Equityholders noncontrolling interest	14,492	14,492

Net income available to common shareholders — diluted	$19,819	$19,819

Denominator:
Weighted average shares — basic	32,806	32,806
Conversion of Principal Equityholders noncontrolling interest	89,503	89,503
Restricted stock units	18	18
Stock options	—	—

Weighted average shares — diluted	122,327	122,327

Income per common share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16

The Company excluded 1,109,364 stock options from the calculation of income per common share for the three and six months ended June 30, 2013 as their inclusion is anti-dilutive.

The shares of Class B Common Stock do not have economic rights (including no rights to dividends or distribution on liquidation), but only have voting rights and therefore are not participating securities. Accordingly, basic net income per share is not presented for these shares.

Recently Issued Accounting Pronouncements — In April 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning January 1, 2014. The Company does not anticipate the adoption of ASU 2013-04 will have a material effect on its consolidated financial statements or disclosures.

3. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company participates in a number of joint ventures with unrelated third parties. These entities are generally involved in real estate development or mortgage lending and title services. The Company uses the equity method of accounting for its investments in unconsolidated entities, which are not VIEs and which the Company does not control, but normally has ownership interests up to 50%.

Summarized condensed financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Inventories	$357,787	$364,105
Other assets	158,819	109,010

Total assets	$516,606	$473,115

Liabilities and owners’ equity:
Debt	$207,431	$162,197
Other liabilities	176,294	193,897

Total liabilities	383,725	356,094

Owners’ equity:
TMM Holdings	66,000	57,837
Others	66,881	59,184

Total owners’ equity	132,881	117,021

Total liabilities and owners’ equity	$516,606	$473,115

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$81,663	$34,728	$109,031	$51,888
Costs and expenses	(58,704)	(28,239)	(74,459)	(40,401)

Net earnings of unconsolidated entities	$22,959	$6,489	$34,572	$11,487

Company’s share in net earnings of unconsolidated entities	$8,466	$4,608	$11,624	$7,788

The Company has investments in, and advances to, a number of joint ventures with unrelated parties to develop land and to develop condominium projects, including for-sale residential units and commercial space. Some of these joint ventures develop land for the sole use of the venture participants, including the Company, and others develop land for sale to the joint venture participants and to unrelated builders. The Company’s share of the joint venture profit relating to lots the Company purchases from the joint ventures is deferred until homes are delivered by the Company and title passes to a homebuyer.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

A summary of the changes in goodwill during 2013 is as follows (in thousands):

Carrying Amount
Balance at December 31, 2012	$15,526
Additions	$—
Adjustments (a)	$(932)

Balance at June 30, 2013	$14,594

(a)	Represents the adjustment required to finalize the purchase price allocation for the December 31, 2012 acquisition of Darling.

INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2013						December 31, 2012
	Gross Carrying Amount		Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Useful Life (a)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (a)
Tradenames	$11,322	(b)	$(2,061)	$(199)	$9,062	8.0	$11,649	$(1,516)	$10,133	8.7
Lot option contracts and land supplier relationships	13,000	(b)	(2,375)	—	10,625	3.5	4,697	—	4,697	2.0
FMV Leases	224		(16)	—	208	6.5	224	—	224	5.0
Non-compete covenants	2,600	(b)	(217)	—	2,383	5.5	2,900	—	2,900	5.0

Total	$27,146		$(4,669)	$(199)	$22,278		$19,470	$(1,516)	$17,954

(a)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.
(b)	Changes in gross carrying amounts at June 30, 2013 versus December 31, 2012 relate to the finalization of the purchase price allocation for the Darling acquisition in 2013 (see Note 2 – Summary of Significant Accounting Policies – Darling Acquisition).

Amortization expense recorded during the three and six months ended June 30, 2013 and 2012 was $0.9 million and $1.8 million and $0.3 million and $0.5 million respectively. Additionally, during the three and six months ended June 30, 2013, $0.7 million and $1.4 million respectively, of lot option contracts were reclassified to inventory as the lot options were exercised.

As of June 30, 2013, future amortization expense for intangible assets is estimated to be (in thousands):

July 1st to December 31st 2013	$2,695
2014	5,203
2015	4,678
2016	3,776
2017	1,651
Thereafter	4,275

Total	$22,278

5. LOANS PAYABLE AND OTHER BORROWINGS

Loans payable and other borrowings as of June 30, 2013 and December 31, 2012 consist of amounts due to various land sellers and $27.6 million of debt payable to the former owners of Darling at 8.0%. See Note 2 for more information related to the Company’s December 31, 2012 acquisition of Darling. Loans payable bear interest at rates that ranged from 0% to 8% at June 30, 2013 and from 0% to 8% at December 31, 2012, and generally are secured by the land that was acquired with the loans. The Company imputes interest for loans with no stated interest rates. As of June 30, 2013 and December 31, 2012, the Company was in compliance with all financial covenants.

Principal maturities of loans payable and other borrowings for the years ending December 31 are as follows (in thousands):

2013	$85,722
2014	89,766
2015	50,957
2016	23,732
2017	22,466
2018	1,568
Thereafter	39,076

Total loans payable and other borrowings	$313,287

6. DEBT

2020 Senior Notes

On April 13, 2012, Taylor Morrison Communities Inc. and Monarch Communities Inc. (together, the “Bond Co-Issuers”) issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were $537.4 million, net of debt issuance costs of $12.6 million, were used, in part, to repay $350.0 million of the Sponsor Loan (as discussed below). The remaining proceeds of approximately $187.4 million from the Offering were used by the Bond Co-Issuers for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

On August 21, 2012, the Bond Co-Issuers issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The Bond Co-Issuers received $132.5 million including prepaid interest, net of debt issuance costs of $3.1 million. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes.

On April 12, 2013, TMHC used $204.3 million of the net proceeds of the IPO to acquire new TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such net proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). The Company wrote off $4.6 million of unamortized issuance costs and $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million loss on extinguishment of debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2013.

There were approximately $11.4 million and $15.1 million in unamortized bond financing costs at June 30, 2013 and 2012 respectively, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2013 and 2012, the Company amortized $0.5 million and $1.0 million and $0.4 million and $0.4 million of deferred financing costs. There is $4.4 million of unamortized original issue premium included in the 2020 Senior Notes.

The 2020 Senior Notes will mature on April 15, 2020. Interest on the 2020 Senior Notes accrues at 7.75% per annum, payable semiannually in arrears on April 15 and October 15 of each year. The 2020 Senior Notes and the Guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among other items. The indenture governing the 2020 Senior Notes contains customary events of default. The most restrictive covenant of the indenture requires a fixed charge coverage ratio of 2.00 to 1.00. At June 30, 2013, the Company’s fixed charge ratio was 4.33 to 1.00.

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by the U.S. homebuilding subsidiaries (collectively, the “Guarantor Subsidiaries”) who guarantee the Revolving Credit Facility, each of which is directly or indirectly 100% owned by TMM Holdings. Such guarantees are full and unconditional, and joint and several. The Company does not provide separate financial statements of the Guarantor Subsidiaries or condensed consolidating financial information because the 2020 Senior Notes are not registered and are not subject to registration rights.

The Bond Co-Issuers are entitled to redeem up to 40% of the aggregate principal amount of the 2020 Senior Notes at a redemption price of 107.750% of the aggregate principal amount plus accrued and unpaid interest on or after April 15, 2013 and prior to April 15, 2015. Following the redemption of $189.6 million aggregate principal amount of 2020 Senior Notes on April 12, 2013, the Bond Co-Issuers are entitled to redeem an additional $80.4 million of 2020 Senior Notes pursuant to the redemption provision.

Upon a “Change of Control” (as defined in the indenture governing the 2020 Senior Notes), the Bond Co-Issuers would be required to make an offer to repurchase all outstanding 2020 Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The Bond Co-Issuers, under certain conditions, are required to offer to use unapplied proceeds from certain asset sales to redeem the 2020 Senior Notes at par.

2021 Senior Notes

On April 16, 2013, the Bond Co-Issuers completed the issuance of $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The net proceeds from the issuance of the 2021 Senior Notes were $541.7 million net of $8.3 million of debt issuance costs, were used by the Bond Co-Issuers to repay the outstanding balance under the Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

There were approximately $9.2 million in unamortized bond financing costs at June 30, 2013 related to the 2021 Senior Notes, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. These costs are amortized to Interest Expense in the Consolidated Statements of Operations. During the three and six months ended June 30, 2013, the Company amortized $0.3 million and $0.3 million of deferred financing costs, respectively.

The 2021 Senior Notes will mature on April 15, 2021. Interest on the 2021 Senior Notes accrues at 5.25% per annum, paid semi-annually, in arrears, on April 15th and October 15th of each year, commencing October 15, 2013.The 2021 Senior Notes and the Guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The Indenture contains covenants that, among other things, restrict the Issuers’ ability and the ability of their restricted subsidiaries to (i) sell assets; (ii) pay dividends or make other distributions on capital stock or make payments in respect of subordinated indebtedness; (iii) make investments; (iv) incur additional indebtedness or issue preferred stock; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their restricted subsidiaries to the Issuers or their restricted subsidiaries; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. The most restrictive covenant of the indenture requires a fixed charge coverage ratio of 2:00 to 1:00. At June 30, 2013, the Company’s fixed charge ratio was 4.33 to 1.00.

The 2021 Senior Notes are guaranteed by the same Guarantor Subsidiaries that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior notes contains covenants that are similar to those contained in the indenture governing the 2020 Senior Notes.

At any time prior to April 15, 2016, the Bond Co-Issuers are permitted to redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes at a redemption price of 105.25% of their principal amount, plus accrued and unpaid interest. The indenture governing the 2021 Senior Notes contains similar change of control and asset sale offer provisions to those contained in the indenture governing the 2020 Senior Notes.

Like the 2020 Senior Notes, the 2021 Senior Notes are not subject to registration rights.

Revolving Credit Facility

In 2011, Taylor Morrison Communities Inc. and Monarch Communities Inc. (together, the “Borrowers”) entered into the $75.0 million Revolving Credit Facility secured by the underlying assets of the U.S. operations. In conjunction with the August 21, 2012 Additional Notes offering the Borrowers exercised the accordion feature of the facility and expanded the line to $125.0 million in capacity. In December 2012, availability under the Revolving Credit Facility was further expanded to $225.0 million.

On April 12, 2013, the Borrowers entered into an amendment agreement (the “Amendment”) to the Revolving Credit Facility (the “Restated Revolving Credit Facility”). The Amendment, among other things: (a) converted the Revolving Credit Facility into an unsecured facility; (b) increased the aggregate amount of commitments under the Revolving Credit Facility to $400.0 million, of which $200.0 million will be available for letters of credit; (c) permits the Borrowers to increase the Restated Revolving Credit Facility up to an additional $200.0 million through an accordion feature; (d) permits the Borrowers to borrow up to the commitment amount under the

Restated Revolving Credit Facility, unless the capitalization ratio as of the most recently ended fiscal quarter exceeds 0.55 to 1.00, in which case, borrowing availability under the Restated Revolving Credit Facility will be measured by reference to a borrowing base formula to be calculated quarterly (or more frequently as the Borrowers may elect); and (e) extended the maturity date of the facility to April 12, 2017.

Borrowings under the Restated Revolving Credit Facility may be made in U.S. dollars and in Canadian dollars subject to a U.S. $80.0 million sublimit and bear interest based upon either a LIBOR or CDOR interest rate option, as applicable, or a base rate or Canada prime rate option, as applicable, as selected by the borrowers plus, in each case, an applicable margin. The applicable margin for (a) any Eurodollar Rate Loan or CDOR Rate Loan is 2.00% per annum, payable on the last date of each applicable interest period or at the end of each three-month period if the applicable interest period is longer than three months and (b) any Base Rate Loan or Canadian Prime Rate Loan, 1.00% per annum, payable quarterly. There is a fee of 0.50% per annum on the commitment (whether drawn or undrawn), payable quarterly in arrears, and subject to a 12.5 basis point reduction for quarters ending after June 30, 2013 upon the achievement of a specified capitalization ratio. The Borrowers have the right to make “amend and extend” offers to lenders of a particular class.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring the Borrowers and their subsidiaries to comply with a certain maximum capitalization ratio and a minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility, in each case, are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that the Company may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to the Borrowers, be included in the calculation of consolidated tangible net worth or consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at June 30, 2013 was 0.41 to 1.00. The minimum consolidated tangible net worth requirement was approximately $1.1 billion at June 30, 2013. At June 30, 2013, the Borrowers’ tangible net worth was $1.3 billion.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2013 and December 31, 2012, the Company was in compliance with its financial covenants.

The Borrowers had no outstanding borrowings under the Restated Revolving Credit Facility at June 30, 2013 and $50.0 million outstanding at December 31, 2012. As of June 30, 2013, the Borrowers had $379.8 million of additional availability for borrowings and $179.8 million of additional availability for letters of credit (giving effect to $20.2 million of letters of credit outstanding as of such date).

In connection with the Revolving Credit Facilities and the Restated Revolving Credit Facility, the Company capitalized $5.7 million and $2.1 million of financing fees in 2013 and 2012, respectively. These fees are amortized to General and Administrative Expense in the Consolidated Statements of Operations. The Company recorded amortization of $0.7 million and $1.0 million and $0.2 million and $0.3 million for the three and six months ended June 30, 2013 and 2012 respectively.

Mortgage Company Loan Facilities

TMHF, the Company’s wholly owned mortgage subsidiary, has certain outstanding facilities, as described further in Note 13, below.

Letters of Credit, Surety Bonds and Guarantees

The Company, through its subsidiaries is committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of the Company’s operations in Canada. Outstanding letters of credit and surety bonds under these arrangements, including the Company’s share of responsibility for arrangements with its joint ventures, totaled $251.7 million as of June 30, 2013 and $230.8 million as of December 31, 2012. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides facilities including letters of credit of up to CAD $108.3 million or its U.S. dollar equivalent to provide letter of credit financing in support of Monarch’s projects. Under the terms of the TD Facility, the first $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There were CAD $108.3 million and CAD $102.6 million letters of credit outstanding under the TD Facility as of June 30, 2013 and December 31, 2012 respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of June 30, 2013 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $10.9 million and CAD $11.0 million letters of credit outstanding under the HSBC Facility as of June 30, 2013 and December 31, 2012 respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that were scheduled to expire on June 30 of each year. The HSBC Facility has been renewed and extended to June 30, 2014. The Company is currently negotiating the terms of the renewal of the TD Facility, on substantially the same terms and conditions, and the existing TD Facility has been extended on an interim basis, pending the final renewal of the TD Facility. These facilities have been in place for a number of years. The annual renewal process has been proceeding in a manner similar to that in previous years. If the Company fails to renew the TD Facility, it will be required to find other sources of letters of credit to support its operations (such as cash collateral or letters of credit issued under the Credit Facility).

Sponsor Loan

In connection with the Acquisition in July 2011, Taylor Morrison and Monarch entered into a loan agreement with certain investment funds managed by Oaktree Entities and TPG Entities, providing for a $625.0 million senior unsecured loan (the “Sponsor Loan”) maturing on July 13, 2018. The Sponsor Loan was issued at a discount of 2.5% for $500.0 million of the balance and at par for the remaining $125.0 million balance. In August 2011, $125.0 million of the Sponsor Loan was repaid by Monarch from operating cash. In April 2012, in connection with the offering of the 2020 Senior Notes above, $350.0 million of the Sponsor Loan was repaid in full and the remaining $150.0 million, net of unamortized discount, was acquired by a subsidiary of the Bond Co-Issuers and the TPG Entities and Oaktree Entities acquired $150.0 million of TMM Holdings Class A Units. The remaining balance of the unamortized discount totaling $7.9 million was written off in the quarter ended June 30, 2012 as a result of the retirement of the Sponsor Loan. Amortization expense of the discount was $0.0 million and $0.4 million the three and six months ending June 30, 2012 which is included in interest expense in the accompanying consolidated statements of operations. The Sponsor Loan bore a 13% annual interest rate calculated on a 360-day year. Interest amounts were paid quarterly on the final day of the period. No interest was unpaid or accrued as of June 30, 2012. During the three and six months ended June 30, 2012, the Company amortized $0.5 and $0.6 million of deferred financing costs.

The outstanding balance of the Sponsor Loan was $0 at December 31, 2012 and June 30, 2013.

7. FAIR VALUE DISCLOSURES

The Company has adopted ASC Topic 820 Fair Value Measurements (“ASC 820”) for valuation of financial instruments. ASC 820 provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:

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

Mortgage receivables and mortgage borrowings attributable to Taylor Morrison are recorded at fair value which are considered a level 2 valuation. The carrying values of mortgage receivables exceeds the face value by approximately $0.9 million and $4.6 million as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, the carrying value of the Company’s loans payable and other borrowings of $313.3 million and $216.0 million, respectively, approximated fair value. The estimated fair values of the Company’s loans payable are considered a level 2 valuation.

The fair value of the Company’s 2020 Senior Notes and 2021 Senior Notes is considered a Level 2 valuation in the hierarchy for fair value measurement and is derived from quoted market prices by independent dealers and is as follows (in thousands):

	June 30, 2013		December 31, 2012
	Aggregate Principal	Estimated Fair Value	Aggregate Principal		Estimated Fair Value
Description:
2020 Senior Notes	$485,400	$523,019		$675,000		$723,938
2021 Senior Notes	$550,000	$522,500	$	N/A	$	N/A

The Company considers the carrying value of cash and cash equivalents, restricted cash, loans receivable, other receivables, net, accounts payable and Revolving Credit Facility Borrowings to approximate fair value due to their short-term nature.

The allocation of purchase price to the assets and liabilities related to the December 31, 2012 Darling acquisition have been recorded at fair value on a non recurring basis using significant Level 3 unobservable assumptions and valuation inputs.

8. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2013 and 2012 was composed of the statutory tax rates in the United States and Canada and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, changes in deferred tax assets, the establishment of uncertain tax positions, and interest relating to uncertain tax positions. In addition, the effective tax rate for the three months ended June 30, 2013 increased as a result of the IPO and Reorganization Transactions whereby TMHC became an indirect owner of the Company’s United States and Canadian corporations. Due to the percentage ownership TMHC ultimately holds in these corporations, the Company’s effective tax rate increased to take into account the incremental United States corporate tax that would result in the event that these entities distributed their earnings. The IPO and Reorganization transactions also resulted in an increase to the Company’s effective tax rate for the three and six months ended June 30, 2013 due to the non-deductible charge related to modification of the TMM Holdings Class J Units during the three months ended June 30, 2013.

The provision (benefit) for income taxes for each of the three and six months periods ended June 30, 2013 and 2012 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	(76,127)	(14,998)	(65,982)	(13,066)
Foreign	6,631	4,824	12,021	8,390

Total income tax provision (benefit)	(69,496)	(10,174)	(53,961)	(4,676)

During the three months ended June 30, 2013, the Company accepted a settlement offer from the IRS related to Taylor Woodrow Holdings (USA), Inc. for the 2008 and 2009 tax years. As a result, $79.6 million of previously unrecognized tax positions (including interest and penalties) that were indemnified by the Predecessor Parent Company were recognized during the three months ended June 30, 2013 along with a corresponding decrease to the indemnification receivable recorded as Indemnification Expense in the Consolidated Statements of Operations. In addition, the Company recorded an increase to its unrecognized tax positions and a corresponding increase to indemnification receivable for $7.2 million for state tax issues related to tax returns filed under the legacy Taylor Woodrow plc operations. As of June 30, 2013, cumulative gross unrecognized tax benefits were $21.0 million in the U.S. and $10.1 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2012, the Company’s cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $9.8 million in Canada. These amounts are included in income taxes payable in the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012. Total unrecognized tax benefits expected to reverse in the next 12 months is $12.0 million.

9. RELATED-PARTY TRANSACTIONS

From time to time, the Company may engage in transactions with entities that are affiliated with one or more of the Principal Equityholders. The Company believes transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties. There were $19.0 million in real estate inventory acquisitions from such affiliates in the three and six months ended June 30, 2013. There were no real estate inventory acquisitions from such affiliates in the three and six months ended June 30, 2012.

Management and Advisory Fees — In connection with the Acquisition, affiliates of the Principal Equityholders entered into services agreements with Taylor Morrison and Monarch relating to the provision of financial and strategic advisory services and consulting services. Subsidiaries of the Company paid affiliates of the Principal Equityholders a one-time transaction fee of $13.7 million for structuring the Acquisition. In addition, the Company paid a monitoring fee for management services and advice. The management services agreement with affiliates of TPG and Oaktree was terminated immediately prior to the IPO in exchange for an aggregate payment of $29.7 million split equally between TPG and Oaktree which was recorded as Transaction Expense. Management fees for the three and six months ended June 30, 2013 and 2012, were $0.2 million and $1.5 million, and $1.2 million and $2.5 million respectively, and are included in general and administrative expense in the accompanying Consolidated Statements of Operations.

In addition, in conjunction with the formation of TMM Holdings and in connection with the Acquisition, an affiliate of JH entered into a partnership services agreement with TMM Holdings relating to the provision of certain services to TMM Holdings. In consideration of these services, TMM Holdings granted to the JH affiliate an amount of partnership interests, subject to certain terms, conditions and restrictions contained in a unit award agreement and the TMM Holdings limited partnership agreement. Prior to the IPO, in connection with the Reorganization Transactions, the Company recorded a one-time, non-cash charge of $80.2 million which was recorded as Transaction Expense in the Consolidated Statements of Operations in respect of the modification of the Class J Units in TMM Holdings resulting from the termination of the JHI Partnership Services Agreement between JH and TMM Holdings and the direct or indirect exchange (on a one-for-one basis) of the Class J Units in TMM Holdings for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree Holding Vehicles.

Canadian Operations — Other receivable due from joint ventures and partners in the joint ventures was $32.2 million and $38.9 million as of June 30, 2013 and December 31, 2012, respectively. Loans receivable due from joint ventures and partners in the joint ventures was $30.6 million and $39.1 million as of June 30, 2013 and December 31, 2012, respectively.

10. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

U. S. Operations —The Taylor Woodrow (USA) UK Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from the Company’s UK-related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. At June 30, 2013 and December 31, 2012, the Company accrued $1.9 million and $1.8 million, respectively, for obligations under this plan. These obligations are recorded in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

The Company also maintains the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of Taylor Woodrow and Morrison Homes Inc. All full-time employees are eligible to participate in this plan. The contribution percentage is based on participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. The Company contributed to the plan $0.1 million, and $0.3 million and $0.3 million and $0.5 million for the three and six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, the unfunded status of the plan was $11.9 million and $11.9 million, respectively. These obligations are recorded in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

Canadian Operations — Effective January 31, 2006, Monarch elected to convert the defined benefit provisions of the plan to defined contribution provisions for service beyond January 31, 2006. As part of this conversion, the plan members were given the option to convert their defined benefits accrued prior to February 1, 2006, to the defined contribution plan. As a result, Monarch maintains both a defined benefit plan (the “Monarch Plan”) and a defined contribution plan. Total expense for the defined contribution plan was $0.2 million and $0.1 million and $0.4 million and $0.3 million for the three and six months ended June 30, 2013 and 2012, respectively.

The Company’s funding policy in regard to the Monarch Plan is to make contributions to its pension funds based on various actuarial cost methods as permitted by pension regulatory bodies, and to adequately fund the plan. Contributions reflect actuarial assumptions concerning future investment returns and future service benefits. Plan assets are represented primarily by Canadian and foreign equities, government and corporate bonds, debentures, and secured mortgages.

The Company uses a December 31 measurement date for its employee benefit plan. Actuaries provide an annual estimate for the plan and perform a full valuation at least every three years to determine the actuarial present value of the accrued pension benefits.

11. OPERATING AND REPORTING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting, the Company has twelve homebuilding operating divisions which it aggregates into three reportable segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. The Company aggregates its operating segments into a reporting segment based on similar long-term economic characteristics. The Company has no inter-segment sales, as all sales are to external customers. The Company capitalizes certain interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of revenue when the related inventory is delivered. In addition, the Company includes Mortgage Operations as a separate segment. The Company’s reporting segments are as follows:

West (Domestic)	Arizona, California, and Colorado
East (Domestic)	Florida and Texas
Canada (Foreign)	Ontario
Mortgage Operations (Domestic)	Mortgage and Title Services

Management primarily evaluates segment performance based on segment adjusted gross margin, which is comprised of segment gross margin, as defined under U.S. GAAP, less interest amortized to cost of sales and impairments (“adjusted gross margin”). Management also reviews segment performance based on segment gross margin, which the Company defines as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Each reportable segment follows the same accounting policies described in Note 2. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information for the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
East	$276,804	$145,030	$471,876	$237,469
West	166,345	100,747	301,081	165,535
Canada	58,500	67,052	104,315	145,968
Mortgage Operations	7,216	5,318	13,105	8,601

Total revenues	508,865	318,147	890,377	557,573
Operating gross margin:
East	52,563	27,228	89,590	46,129
West	35,247	14,296	63,715	23,767
Canada	13,983	17,802	27,635	31,974
Mortgage Operations	3,147	2,546	5,546	3,800

Total operating gross margin	104,940	61,872	186,486	105,670
Corporate and unallocated expenses(1)	(60,172)	(28,567)	(106,458)	(60,974)
Earnings from unconsolidated entities, net	8,466	4,608	11,624	7,788
Indemnification expense and transaction expense	(189,635)	(13,906)	(187,925)	(12,270)
Loss on extinguishment of debt	(10,141)	(7,853)	(10,141)	(7,853)
Interest and other (expense) income	(1,241)	2,506	(1,496)	2,356

Income (loss) before income taxes	$(147,783)	$18,660	$(107,910)	$34,717

(1)	Represents selling and general administrative expenses which do not have a readily determinable metric to allocate to the segments

	Three Months Ended June 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$52,562	$35,247	$13,983	$3,148	$104,940
Add back interest amortized to cost of revenue	4,176	4,515	2,875	—	11,566

Adjusted gross margin	$56,738	$39,762	$16,858	$3,148	$116,506

	Three Months Ended June 30, 2012
	East	West	Canada	Mortgage Operations	Total
Gross margin	$27,228	$14,296	$17,802	$2,546	$61,872
Add back interest amortized to cost of revenue	2,887	2,310	1,489	—	6,686

Adjusted gross margin	$30,115	$16,606	$19,291	$2,546	$68,558

	Six Months Ended June 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$89,590	$63,715	$27,635	$5,546	$186,486
Add back interest amortized to cost of revenue	6,723	7,900	5,002	—	19,625

Adjusted gross margin	$96,313	$71,615	$32,637	$5,546	$206,111

	Six Months Ended June 30, 2012
	East	West	Canada	Mortgage Operations	Total
Gross margin	$46,129	$23,767	$31,974	$3,800	$105,670
Add back interest amortized to cost of revenue	4,625	3,706	4,144	—	12,475

Adjusted gross margin	$50,754	$27,473	$36,118	$3,800	$118,145

June 30, 2013

	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Inventory and land deposits	$931,365	$877,450	$326,606	$—	$—	$2,135,421
Investments in unconsolidated entities	666	—	80,459	1,105	—	82,230
Other assets	108,836	25,327	206,227	64,611	629,304	1,034,305

Total assets	$1,040,867	$902,777	$613,292	$65,716	$629,304	$3,251,956

December 31, 2012

	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Inventory and land deposits	$770,774	$647,877	$243,123	$—	$—	$1,661,774
Investments in unconsolidated entities	723	—	73,210	532	—	74,465
Other assets	99,505	22,069	315,436	100,200	483,365	1,020,575

Total assets	$871,002	$669,946	$631,769	$100,732	$483,365	$2,756,814

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — The Company is involved in various litigation and legal claims in the normal course of its business operations, including actions brought on behalf of various classes of claimants. The Company is also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, the Company is subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

The Company establishes liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2013 and December 31, 2012, the Company’s legal accruals were $5.6 million and $7.5 million, respectively. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, the Company does not believe that the resolution of such matters will have a material adverse impact on its results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, the Company could incur additional charges that could be significant.

13. MORTGAGE COMPANY LOAN FACILITIES

In December 2010, TMHF, the Company’s wholly owned mortgage subsidiary, entered into an agreement with Flagstar Bank (the “Flagstar agreement”), as agent and representative for itself and other buyers of the Company’s held-for-sale mortgages named therein. The Flagstar agreement was amended in March 2013 to reduce the interest rate minimum floor from 3.95% to 3.5%. The purpose of the Flagstar agreement is to finance the origination of up to $30 million of mortgage loans at any one time by TMHF, subject to certain sublimits and with a temporary accordion feature subject to approval by Flagstar, which allows for borrowings in excess of total availability. Borrowings under the facility are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The Flagstar agreement is terminable by either party with 30 days’ notice and bears interest at a rate of LIBOR plus 2.5%, with a minimum floor of 3.5%. Borrowings under this facility are paid back with proceeds received when mortgages are sold to participating lenders in the Flagstar agreement, or to other buyers subject to certain sublimits. The time period from borrowing to repayment is typically less than 20 business days.

At June 30, 2013 and December 31, 2012, there were $12.8 million and $38.6 million, respectively, in outstanding borrowings under the Flagstar agreement.

In December of 2011, TMHF entered into an agreement with Comerica Bank, as agent and representative for itself and other buyers of the Company’s held-for-sale mortgages named within. In February 2013, the Comerica Bank agreement was amended to increase the capacity from $30 million to $50 million. The line has the capacity to finance up to $50 million of mortgage loans at any one time by TMHF, subject to certain sublimits and with a temporary accordion feature subject to approval by Comerica, which allows for borrowings in excess of total availability. At June 30, 2013 and December 31, 2012, mortgage loans financed under this arrangement were $26.2 million and $41.7 million, respectively.

The mortgage borrowings outstanding as of June 30, 2013 and December 31, 2012, are collateralized by $44.8 million and $85.0 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables in the accompanying consolidated balance sheets, and $0.3 million of restricted short-term investments in certificate of deposits known as CDARS, which are included in restricted cash in the accompanying consolidated balance sheets.

14. CAPITAL STRUCTURE

Capital Structure prior to the Company’s Reorganization on April 9, 2013 and IPO on April 10, 2013:

On July 13, 2011, TMM Holdings, a partnership in which the Principal Equityholders were the equity investors, acquired Taylor Morrison and Monarch from Taylor Wimpey plc. The Acquisition was funded by an approximately $625.0 million Sponsor Loan and $620.3 million in equity contributions to TMM Holdings. In August 2011, $125.0 million of the Sponsor Loan was repaid. Certain members of management contributed approximately $3.3 million in equity to TMM Holdings in the Acquisition. Following the Acquisition, TMM Holdings had 623,619,973 Class A Units held by the limited partners. Also as part of the Acquisition and in addition to Class A Units, JH received 30,265,998 Class J1 Units, 15,133,000 Class J2 Units, and 15,133,00 Class J3 Units (collectively, the “Class J Units”). TMM Holdings did not realize any proceeds relating to the issuance of the Class J Units, which were issued in consideration for services to be provided by the holders of such Units. TMM Holdings GP, Inc., (“General Partner”) a British Columbia Corporation formed in 2011, was the general partner of TMM Holdings.

On April 13, 2012, the Bond Co-Issuers issued $550.0 million of 2020 Senior Notes at an initial offering price of 100% of the principal amount. The net proceeds from the sale of the 2020 Senior Notes were $537.4 million, net of debt issuance costs of $12.6 million, were used, in part, to repay $350.0 million of the Sponsor Loan. The remaining $150.0 million of the Sponsor Loan was acquired by a subsidiary of the Bond Co-issuers, and the Principal Equityholders acquired an additional 136,363,636 Class A Units in TMM Holdings for $150.0 million. As part of the new equity issuance, the same members of management who initially invested in Class A Units at the Acquisition were given the opportunity to purchase additional Class A Units in TMM Holdings, and certain of those members of management elected to purchase an aggregate of 462,142 additional Class A Units in TMM Holdings, which were issued for proceeds of approximately $0.5 million.

TMM Holdings also issued Class M Units in TMM Holdings to certain members of management as equity compensation, subject to time and performance vesting conditions, as discussed below. Subsequent to the IPO, no additional Class M Units in TMM Holdings will be awarded. During 2012, two members of the Board of Directors purchased 1,727,273 Class A Units in TMM Holdings for $1.9 million.

Equity-Based Compensation — Class M Units

TMM Holdings Class M Units were issued as long-term incentive compensation to management and independent member of the board of directors. In addition, TMM Holdings issued phantom Class M Units to certain employees who reside in Canada, which were treated as Class M Units for purposes of this description and the financial statements.

The Class M Units in TMM Holdings had certain time vesting and performance based vesting provisions, as more precisely defined in the grant agreements. Generally, 5/7 or 71.4% of the Class M Units were designated as Time Vesting Units and vested at the rate of twenty percent (20%) on each of the first, second, third, fourth and fifth anniversaries of the grant date. For the purposes of calculating periodic equity-based compensation expense, a five-year requisite service period had been assumed for the Time Vesting Units and expense was recognized using the straight-line allocation method. In addition, upon termination of a participant for any reason other than cause or upon resignation for good reason within the 24 month period following a change in control, all the then outstanding unvested Time Vesting Units were to immediately became vested upon such termination. The remaining 2/7 or 28.6% of the Class M Units that were designated as Performance Vesting Units vested 50% upon a 2.0x cash return on capital contributed by the Principal Equityholders and the remaining 50% upon a 2.5x return on capital contributed by the Principal Equityholders. Prior to the IPO, the performance conditions were not expected to be met.

Equity-Based Awards to Non-Employees-Class J Units

TMM Holdings issued Class J Units as awards to non-employees for services rendered to TMM Holdings. The Class J Units were subject to the participation preferences and other rights of the Class A Units and Class M Units as described in this note along with time and performance metrics that had not been met as of the time of the IPO. No Class J Units vested. Had these metrics been achieved and vesting occurred, the Company would have recorded an expense related to the value of the Class J Units.

The Class M Units and Class J Units contained certain repurchase provisions that could result in an award being settled in cash in the event of certain types of termination scenarios. The Company established a policy that settlement would not occur until the point in time where the unit holder had borne sufficient risks and rewards of equity ownership, assumed as six-months and one-day after vesting.

Fair value — The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. Principles of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, the various classes of TMM Holdings Units are modeled as call options with distinct claims on the assets of TMM Holdings. The characteristics of the Unit classes, as determined by the unit agreements and TMM Holdings limited partnership agreement, determined the uniqueness of each Unit’s claim on TMM Holdings’ assets relative to each other and the other components of TMM Holdings’ capital structure. Periodic valuations were performed in order to properly recognize equity-based compensation expense in the Consolidated Statements of Operations as General and Administrative Expense.

During 2012, the Company considered the following significant factors in preparing its business enterprise valuations:

•	Additional capital contributions associated with the conversion of the Sponsor Loan to TMM Holdings Class A Units and associated management purchases of TMM Holdings Class A Units, discussed above;

•	Issuances of $675.0 million aggregate principal amount of 2020 Senior Notes;

•	Changes in multiples of book value of invested capital for the Company’s comparable publicly-traded peers;

•	The state of the housing industry in general, including the timing of the housing industry recovery and the Company’s view of the sustainability of any such recovery;

•	The Company’s ability to access the debt and equity capital markets;

•	The Company’s performance and results of operations and related indicators (including backlog);

•	Housing market conditions in the geographic areas in which the Company operated;

•	Changes in and uncertainties with respect to, regional, national and international economic conditions; and

•	The Company’s ability to capitalize on any recovery in the housing industry.

Capital structure after the Company’s Reorganization on April 9, 2013 and IPO on April 10, 2013:

Initial public offering

On April 12, 2013, The Company completed its IPO of 32,857,800 shares of its Class A Common Stock, including 4,285,800 shares of Class A Common Stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $22.00 per share, resulting in net proceeds of $668.6 million to the Company. The shares began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions (as defined below), the Company became the indirect parent of TMM Holdings.

Reorganization Transactions

In connection with the IPO, the Company completed a series of transactions on April 9, 2013 (the “Reorganization Transactions”) pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Agreement”) among the Company, New TMM, other subsidiaries of TMHC, the Principal Equityholders, certain members of TMHC’s management and its Board of Directors (the “Board”), TPG TMM Holdings II, L.P. (the “TPG Holding Vehicle”), OCM TMM Holdings II, L.P. (the “Oaktree Holding Vehicle” and, together with the TPG Holding Vehicle, the “TPG and Oaktree Holding Vehicles”) and TMM Holdings. The Reorganization Agreement governs the terms of the Reorganization Transactions, which are described in TMHC’s Registration Statement.

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

Immediately following the consummation of the Reorganization Transactions, the limited partners of New TMM consisted of the Company, the TPG Holding Vehicle, the Oaktree Holding Vehicle, JH and certain members of the Company’s management and Board. The number of New TMM Units issued to each of the TPG and Oaktree Holding Vehicles, JH and members of the Company’s management and Board as described above was determined based on a hypothetical cash distribution by TMM Holdings of the Company’s pre-IPO value to the holders of Class A Units, Class J Units and Class M Units of TMM Holdings, the IPO and the price per share paid by the Underwriters for shares of Class A Common Stock in the IPO, resulting in the issuance of 112,784,964 New TMM Units and a corresponding number of shares of the Company’s Class B Common Stock.

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of the Company’s management and Board were also issued a number of shares of the Company’s Class B equal to the number of New TMM Units that each received. One share of Class B Common Stock, together with one new TMM Unit are exchangeable into a share of Class A Common Stock as provided for in the Exchange Agreement.

Use of Proceeds of the IPO — The net proceeds from the sale of 32,857,800 shares of its Class A Common Stock in the IPO were $668.6 million after deducting underwriting discounts and commissions and offering costs.

The Company used $204.2 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM, which then contributed such proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes

(at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). The Company used the remaining $464.4 million of the net proceeds from the IPO, together with $18.1 million of cash on hand to purchase 23,333,800 New TMM Units (at a price equal to the price paid by the underwriters for shares of the Company’s Class A Common Stock) held by the TPG and Oaktree Holding Vehicles, JH and certain members of the Company’s management and to pay the $10.9 million of offering expenses related to the IPO. A summary of the use of the IPO proceeds follows (in thousands):

Use of Proceeds
Proceeds from sale of Class A Common Stock	$722,872
Underwriting discounts and commissions	43,372
Offering expenses	10,902

Net proceeds	$668,598
Purchase of New TMM Units and corresponding shares of Class B Common Stock	(482,543)
Principal and premium payment on 2020 Senior Notes	(204,180)
Cash on hand	18,125

$—

Capital Stock — Under its amended and restated Certificate of Incorporation, The Company’s authorized capital stock consists of 400,000,000 shares of Class A Common Stock, 200,000,000 shares of Class B Common Stock, and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of the amended and restated Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law. The voting power of the outstanding Class B Common Stock (expressed as a percentage of the total voting power of all common stock) is equal to the percentage of partnership interests in TMM Holdings not held directly or indirectly by the Company.

Equity-Based Compensation — Class M

Units of Holding Vehicles — The Principal Equityholders and members of the Company’s management and Board directly or indirectly exchanged all of their performance-vesting Class M Units in TMM Holdings on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same (“Holding Vehicle Performance Units”).

No Performance Vesting Class M Units vested prior to the IPO. Concurrent with the Company’s IPO in the second quarter of 2013, the Company determined that it was probable that the performance conditions for the 752,782 Holding Vehicle Performance Units outstanding would be met. Consequently, the Company recorded the $2.8 million grant date fair value related to those Holding Vehicle Performance Units as General and Administrative Expense in the Consolidated Statement of Operations. The corresponding amount of the Company’s Class B Common Stock are included in the 89,451,164 shares of Class B Common Stock at June 30, 2013.

Members of the Company’s management and Board exchanged all of their time-vesting Class M Units in TMM Holdings for New TMM Units with vesting terms that are substantially the same as those of the Class M Units surrendered for exchange.

As of December 31, 2012 and June 30, 2013 there were 368,558 and 525,188, respectively, time vesting New TMM units vested. The corresponding amount of the Company’s Class B Common Stock are included in the 89,451,164 shares of Class B common stock outstanding as of June 30, 2013.

The following is a summary of the activity for the time-vesting New TMM Units:

	Number of Awards	Grant Date Fair Value per Unit (Weighted Average)
As of January 1, 2013	1,812,099	$4.90
Paid out	(156,630)	3.64

As of June 30, 2013	1,655,469	5.02

1,130,281 Time Vesting New TMM Units of each of the Holding Vehicles are outstanding and unvested as of June 30, 2013 and have an aggregate grant date fair value of $6.1 million. Unamortized compensation expense of $6.4 million for those units is expected to be recorded over a weighted average period of 3.6 years. Compensation expense for the three and six months ended June 30, 2013 and 2012 was $0.3 million, $0.8 million, $0.3 million and $1.4 million respectively, and is recorded in General and Administrative expenses.

There are no outstanding Class M Unit awards under the Class M Unit Plan and the Company does not intend to grant any future awards under the Class M Unit Plan. The Company intends to terminate the Class M Unit Plan.

Equity-Based Awards to Non-Employees-Class J Units of Holding Vehicles — The JH Entities directly or indirectly exchanged all of their respective Class J Units in TMM Holdings on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same (other than with respect to certain vesting conditions).

No Performance Class J Units vested prior to the IPO. In connection with the Reorganization Transactions prior to the IPO, the JHI Partnership Services Agreement between JH and TMM Holdings was terminated, resulting in a modification to the vesting conditions of the 5,014,426 New TMM units that resulted in the removal of a service vesting condition. Consequently, the Company recorded an $80.2 million non-cash charge related to those units as Transaction Expenses. A corresponding number of Class B Common Stock are included in the 89,451,164 shares of Class B Common Stock outstanding at June 30, 2013.

Stock-Based Compensation — In April 2013, the Company adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units, and other awards based on The Company’s common stock. As of June 30, 2013 the maximum number of shares of the Company’s Class A Common Stock that may be subject to awards under the Plan is 7,956,955, subject to adjustment in accordance with the terms of the Plan. The Company had an aggregate of 6,667,858 shares of Common Stock available for future grants under the Plan at June 30, 2013.

Stock Options — Options under the Plan granted in connection with the Company’s IPO vest and become exercisable ratably on the second, third, fourth and fifth anniversary of the date of grant, subject to continued employment on the applicable vesting dates, and expire within ten years from the date of grant. The following table summarizes stock option activity for the Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2013	—	$—
Granted	1,234,634	22.00
Exercised	—	—
Cancelled	(125,000)	22.00

Outstanding at June 30, 2013	1,109,364	$22.00	9.8	$2,640

Vested and exercisable at the end of the period	—	$—	—	$—

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on Jun 28, 2013, the last trading day in June 2013, which was $24.38, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 28, 2013.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model considering the weighted average assumptions noted in the following table. Expected volatilities are based on the historical stock price volatility of five comparable publicly traded home builders. Expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using expected term data disclosed by five comparable publicly traded home builders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date.

Three and Six Months Ended June 30, 2013
Expected dividend yield	0.0%
Expected volatility	56.6%
Risk-free interest rate	0.52%
Expected term (years)	4.28
Weighted average fair value of options granted during the period	$11.56

As of June 30, 2013 approximately $12.3 million of unrecognized stock based compensation related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted average period of 4.8 years.

Restricted Stock Units — The Company’s Restricted Stock Units (“RSUs”) consist of shares of the Company’s Class A Common Stock that have been awarded to employees and directors of the Company. The RSUs granted in connection with the IPO shall become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date; provided, that, if the performance condition has not been met as of any such annual vesting date, then such portion of the RSUs shall continue to have the opportunity to become vested with respect to the performance condition on such subsequent date on which the performance condition is first satisfied. The “performance condition” shall be satisfied only if the weighted average price (after reduction for underwriting discount and commissions) at which the TPG and Oaktree holding vehicles have actually sold their New TMM Units or related shares of Class A Common Stock, exceeds the $22.00 price per share of the Company’s Class A Common Stock paid by the public in the Company’s IPO, it being understood that (i) all sales by the Principal Equityholders through December 31, 2015 will be included (including sales of New TMM Units as part of the synthetic secondary component of the IPO) and (ii) the “performance condition” will be satisfied the first time prior to December 31, 2015 that the weighted-average price per New TMM Unit (or related share of the Company’s Class A Common Stock) actually sold by the TPG and Oaktree Holding Vehicles, after reduction for underwriting discount and commissions, exceeds the applicable threshold. If the performance condition has not been met as of December 31, 2015, all of the RSUs being granted subject to the performance condition be automatically forfeited without consideration and are of no further force or effect. As these awards contained both service and market performance conditions, the Company has recorded the compensation expense related to these awards over the service period as that condition is longer than the market performance condition. The following table summarizes the activity of the Company’s RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	—	$—
Granted	191,961	24.30
Vested	—	—
Forfeited	(12,030)	24.30

Balance at June 30, 2013	179,931	$24.30

As of June 30, 2013, approximately $4.1 million of unrecognized stock-based compensation expense related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately 3.8 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense (in thousands):

Three and Six Months Ended June 30, 2013

Stock options	$421
Restricted stock	179

Total stock-based compensation expense	$600

Included in:
General and administrative	$600

Tax benefits attributable to stock-based compensation represented 39% of stock-based compensation expense.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to Morrison Home Corporation (“TMHC”) and its subsidiaries, unless the context otherwise requires. As a result of our Reorganization and IPO (as defined below), which occurred in April 2013, our results include the results of TMM Holdings Limited Partnership (“TMM Holdings”) and its subsidiaries. See Note 14, “Capital Structure” to our unaudited consolidated financial statements included in this report for more information regarding the Reorganization and the IPO. References to the “Acquisition” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the acquisition of all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (now known as Taylor Morrison Communities Inc. or “Taylor Morrison” ) and Monarch Corporation (“Monarch”) from Taylor Wimpey plc (the “Predecessor Parent Company”)through a combination of equity and debt on July 13, 2011.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” as filed on Exhibit 99.1 to, and incorporated by reference in this quarterly report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” as filed on Exhibit 99.1 to, and incorporated by reference in this quarterly report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview

We operate under our Taylor Morrison and Darling Homes brands in the United States and under our Monarch brand in Canada. Our business is organized into three geographic regions: East, West and Canada, which regions accounted for 57%, 31% and 12%, respectively, of our net sales orders (excluding unconsolidated joint ventures) for the quarter ended June 30, 2013. Our East region consists of our Houston, Austin, Dallas, North Florida and West Florida divisions. Our West region consists of our Arizona, Northern California, Southern California and Denver divisions. Our Canada region consists of our operations within the province of Ontario, primarily in the Greater Toronto Area (“GTA”) and also in Ottawa and Kitchener-Waterloo, and offers both single-family and high-rise communities.

During the three months ended June 30, 2013, we closed 1,456 homes, comprised of 1,149 homes in the United States and 307 in Canada, including 115 homes in unconsolidated joint ventures, with an average sales price across North America of $366,000. During the same period, we generated $508.9 million in total revenues and $5.3 million in net income available to TMHC. In the United States, for the quarter ended June 30, 2013, our sales orders increased approximately 32.9% as compared to 2012, and we averaged 3.1 sales per active selling community per month compared to an average of 3.4 sales per active selling community per month for the same period in 2012. As of June 30, 2013, we offered homes in 176 active selling communities, including 4 in unconsolidated joint ventures and had a backlog of 4,922 homes including 795 homes in unconsolidated joint ventures, with an associated backlog sales value of approximately $1.8 billion, including $269.5 million in unconsolidated joint ventures.

In the three months ended June 30, 2012, we closed 985 homes, comprised of 729 units in the United States and 256 homes in Canada, including 102 units in unconsolidated joint ventures, with average sales price of $340,000. During the same period, we generated $318.1 million in total revenues and $28.9 million in net income available to TMHC. As of June 30, 2012, we offered homes in 131.0 active selling communities, including 7.0 in unconsolidated joint ventures and had a backlog of 4,007 homes sold but not closed, including 954 in unconsolidated joint ventures, with an associated backlog sales value of approximately $1.3 billion, including $325.1 million in unconsolidated joint ventures.

Liquidity

We rely on our ability to finance our operations by generating operating cash flows, borrowing under our Restated Revolving Credit Facility and our existing Canadian credit facilities or accessing the debt and equity capital markets. We also rely on our ability to obtain performance, payment and completion surety bonds, and letters of credit to finance our projects. We believe that we can fund our current and foreseeable liquidity needs from the cash generated from operations, borrowings under our Restated Revolving Credit Facility and our existing Canadian letter of credit facilities. See “Recent Developments – Restated Revolving Credit Facility” for further information.

Recent Developments

Initial public offering

On April 12, 2013, TMHC completed its initial public offering (the “IPO”) of 32,857,800 shares of its Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), including 4,285,800 shares of Class A Common Stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $22.00 per share. The shares began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions (as defined below), TMHC became the indirect parent of TMM Holdings.

Reorganization Transactions

In connection with the IPO, TMHC completed a series of transactions on April 9, 2013 (the “Reorganization Transactions”) pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Agreement”) among TMHC, TMM Holdings II Limited Partnership (“New TMM”), other subsidiaries of TMHC, affiliates of TPG Global, LLC (“TPG”), Oaktree Capital Management, L.P. (“Oaktree”), JH Investments Inc. (“JH” and together with TPG and Oaktree, the “Principal Equityholders”), certain members of TMHC’s management and its Board of Directors (the “Board”), TPG TMM Holdings II, L.P. (the “TPG Holding Vehicle”), OCM TMM Holdings II, L.P. (the “Oaktree Holding Vehicle” and, together with the TPG Holding Vehicle, the “TPG and Oaktree Holding Vehicles”) and TMM Holdings. The Reorganization Agreement governs the terms of the Reorganization Transactions, which are described in TMHC’s Registration Statement on Form S-1 (File No. 333-185269), which was declared effective by the Securities and Exchange Commission on April 9, 2013 (the “Registration Statement”).

Prior to the Reorganization Transactions, as previously reported in the Registration Statement, TMHC amended and restated its Certificate of Incorporation and amended and restated its By-Laws. The amended and restated Certificate of Incorporation was filed with the Delaware Secretary of State on April 9, 2013.

In the Reorganization Transactions, the existing holders of limited partnership interests in TMM Holdings, including the Principal Equityholders and certain members of TMHC’s management and Board, through a series of transactions, contributed their limited partnership interests in TMM Holdings to a new limited partnership, New TMM, such that TMM Holdings and the general partner of TMM Holdings became wholly-owned subsidiaries of New TMM. TMHC, through a series of transactions, became the sole owner of the general partner of New TMM, and TMHC used a portion of the net cash proceeds received in the IPO to purchase common partnership units in New TMM (“New TMM Units”) from New TMM.

In the Reorganization Transactions:

•	TPG and Oaktree each formed the TPG Holding Vehicle and the Oaktree Holding Vehicle, respectively;

•	The Principal Equityholders and members of TMHC’s management and Board directly or indirectly exchanged all of their respective Class A Units, Class J Units and performance-vesting Class M Units in TMM Holdings on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same as the Class A Units (other than certain Class A Units exchanged by JH as described below), Class J Units (other than with respect to certain vesting conditions) and performance-vesting Class M Units in TMM Holdings surrendered for exchange;

•	JH exchanged a portion of its Class A Units in TMM Holdings for New TMM Units to be held by JH;

•	Members of TMHC’s management and Board exchanged all of their time-vesting Class M Units in TMM Holdings for New TMM Units with vesting terms that are substantially the same as those of the Class M Units surrendered for exchange;

•	New TMM directly or indirectly acquired all of the Class A Units, Class J Units and Class M Units in TMM Holdings outstanding prior to the Reorganization Transactions; and

•	The TPG and Oaktree Holding Vehicles directly or indirectly acquired New TMM Units.

Immediately following the consummation of the Reorganization Transactions, the limited partners of New TMM consisted of TMHC, the TPG Holding Vehicle, the Oaktree Holding Vehicle, JH and certain members of TMHC’s management and Board. The number of New TMM Units issued to each of the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board as described above was determined based on a hypothetical cash distribution by TMM Holdings of TMHC’s pre-IPO value to the holders of Class A Units, Class J Units and Class M Units of TMM Holdings, the IPO price and the price per share paid by the Underwriters for shares of Class A Common Stock in the IPO.

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board were also issued a number of shares of TMHC’s Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”) equal to the number of New TMM Units that each received. One share of Class B Common Stock, together with one New TMM Unit are exchangeable into one share of Class A Common Stock as provided for in our Exchange Agreement.

In connection with the Reorganization Transactions, TMHC recorded a one-time, non-cash charge of $80.2 million (based on the IPO price of $22.00 and other factors) in respect of the modification of the Class J Units in TMM resulting from the termination of the JHI Partnership Services Agreement between JH and TMM and the direct or indirect exchange (on a one-for-one basis) of the Class J Units for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree holding vehicles.

In connection with the Acquisition, affiliates of the Principal Equityholders entered into management services agreements with TMM Holdings, Taylor Morrison Holdings Inc. (“Taylor Morrison Holdings”) and Monarch Communities Inc. (“Monarch Communities”) relating to the provision of certain management, advisory and consulting services. In consideration of financial and structural advice and analysis made in connection with the Acquisition, Taylor Morrison Holdings and Monarch Communities paid a one-time transaction fee of $13.7 million to the Principal Equityholders and also reimbursed the Principal Equityholders for third-party, out-of-pocket expenses incurred in connection with the Acquisition, including fees, expenses and disbursements of lawyers, accountants, consultants and other advisors. In addition, as compensation for ongoing services provided by affiliates of the Principal Equityholders under the management services agreements, Taylor Morrison Holdings and Monarch Communities agreed to pay to affiliates of the Principal Equityholders an annual aggregate management fee of $5.0 million.

Immediately prior to the IPO, the management services agreements were terminated in exchange for an aggregate payment pursuant to the terms of such agreements of $29.7 million split equally between TPG and Oaktree.

Use of proceeds of the IPO

Net proceeds from the sale of 32,857,800 shares of its Class A Common Stock in the IPO were approximately $668.6 million after deducting underwriting discounts and commissions, and offering expenses.

TMHC used $204.2 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the April 12, 2013 redemption date). The remaining approximately $464.4 million of the net proceeds from the IPO, together with $18.1 million of cash on hand to purchase 23,333,800 New TMM Units (at a price equal to the price paid by the underwriters for shares of TMHC’s Class A Common Stock) held by the TPG and Oaktree Holding Vehicles, JH and certain members of TMHC’s management and to pay the $10.9 million of offering expenses related to the IPO. A summary of the use of the IPO proceeds follows (Dollars in thousands):

Use of Proceeds
Proceeds from sale of Class A Common Stock	$722,872
Underwriting discounts and commissions	(43,372)
Offering expenses	(10,902)

Net proceeds	$668,598
Principal and premium payment on 2020 Senior Notes	(204,180)
Purchase of New TMM Units and corresponding shares of Class B Common Stock	(482,543)
Cash on hand	$18,125

$—

Restated Revolving Credit Facility

On April 12, 2013, Taylor Morrison and Monarch, each a subsidiary of TMHC (collectively, the “Borrowers”), entered into an amendment agreement (the “Amendment”) to the Credit Agreement dated as of July 13, 2011, as amended and restated as of April 13, 2012 and as thereafter further amended as of August 15, 2012 and December 27, 2012 (the “Revolving Credit Facility” and as amended by the Amendment, the “Restated Revolving Credit Facility” ), among the Borrowers, TMM Holdings, Credit Suisse AG, as administrative agent, and the other parties thereto. The Amendment, among other things, (a) converted the Revolving Credit Facility into an unsecured facility, (b) reduced the Eurodollar applicable margin from 3.25% to 2.00% (subject to a step-up or step-down based on a capitalization ratio) and base rate applicable margin from 2.25% to 1.00% (subject to a step-up or step-down based on a capitalization ratio), (c) increased the aggregate amount of commitments under the Revolving Credit Facility to $400.0 million, of which $200.0 million will be available for letters of credit, (d) permits the Borrowers to increase the Restated Revolving Credit Facility up to an additional $200.0 million through an accordion feature, (e) permits the Borrowers to borrow up to the commitment amount under the Restated Revolving Credit Facility, unless the capitalization ratio as of the most recently ended fiscal quarter exceeds 0.55 to 1.00, in which case, borrowing availability under the Restated Revolving Credit Facility will be measured by reference to a borrowing base formula to be calculated quarterly (or more frequently as the Borrowers may elect) and (f) extended the maturity date of the facility to April 12, 2017.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring the Borrowers and their subsidiaries to comply with a certain maximum capitalization ratio and a minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility, in each case, are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that the Borrowers may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to the Borrowers, be included in the calculation of consolidated tangible net worth or consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2013 and December 31, 2012, we were in compliance with our financial covenants.

2021 Senior Notes

On April 16, 2013, Taylor Morrison and Monarch Communities (collectively the “Bond Co-Issuers”), wholly-owned indirect subsidiaries of TMHC, completed the issuance of $550.0 million aggregate principal amount of 2021 Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes were issued pursuant to an Indenture (the “2021 Senior Notes Indenture”), dated as of April 16, 2013, by and among the Bond Co-Issuers, TMM Holdings, the subsidiaries of the Bond Co-Issuers that are guarantors (collectively, such subsidiaries and TMM Holdings are referred to as the “Guarantors”) and Wells Fargo Bank, National Association, as trustee, and are unsecured obligations of the Issuers. The Guarantors have issued guarantees of the Bond Co-Issuers’ obligations under the 2021 Senior Notes and the 2021 Senior Notes Indenture on a senior unsecured basis and the Guarantors also guarantee the 7.75% Senior Notes due 2020 (the “2020 Senior Notes”) and the Restated Revolving Credit Facility on a senior unsecured basis.

The 2021 Senior Notes will mature on April 15, 2021. Interest on the 2021 Senior Notes will accrue at 5.25% per annum, paid semi-annually, in arrears, on April 15th and October 15th of each year, commencing October 15, 2013.The 2021 Senior Notes and the Guarantees are senior unsecured obligations of the Issuers and the Guarantors. The 2021 Senior Notes Indenture contains covenants that, among other things, restrict the Issuers’ and TMM Holding’s ability and the ability of their restricted subsidiaries to sell assets, pay dividends or make other distributions on capital stock or make payments in respect of subordinated indebtedness, make investments, incur additional indebtedness or issue preferred stock, create certain liens, enter into agreements that restrict dividends or other payments from their restricted subsidiaries to the Issuers, TMM Holdings or their restricted subsidiaries, consolidate, merge or transfer all or substantially all of their assets, engage in transactions with affiliates and create unrestricted subsidiaries. The 2021 Senior Notes Indenture also requires the Bond Co-Issuers to make an offer to repurchase the 2021 Senior Notes at a price equal to 101% of their principal amount (plus accrued and unpaid interest) upon the occurrence of a change of control. The Bond Co-Issuers, under certain conditions, are required to offer to use unapplied proceeds from certain asset sales to redeem the 2021 Senior Notes at par (plus accrued and unpaid interest).

These covenants are subject to a number of important exceptions and qualifications. The 2021 Senior Notes Indenture contains affirmative covenants and events of default that are customary for indentures governing high-yield debt securities. The covenants in the 2021 Senior Notes Indenture are similar to those contained in the indenture governing the 2020 Senior Notes.

Like the 2020 Senior Notes, the 2021 Senior Notes and related guarantees are not subject to any registration rights agreement.

Darling Acquisition

On December 31, 2012, we acquired the assets of Darling Interests, Inc. (“Darling”), a Texas-based homebuilder. Darling builds homes under the Darling Homes brand for move-up buyers in approximately 24 communities in the Dallas-Fort Worth Metroplex and 20 communities in the Greater Houston Area markets. Darling is a well-established builder whose products complement our existing product lines in Texas. We believe the acquisition of Darling has given us a strong presence in the Dallas homebuilding market and will expand our current operations in Houston.

The consideration for the acquisition of the Darling assets was $114.8 million, which is subject to post-closing adjustment under certain circumstances. A portion of this amount was financed by $50.0 million of borrowings under our Revolving Credit Facility. Approximately $27.6 million of the price for the acquisition was financed by the sellers. In connection with the purchase price allocation for the acquisition, we recorded $14.6 million of goodwill and $16.9 million of intangible assets with finite useful lives. Additionally, we incurred $1.8 million of transaction costs which were recorded as Other Expense in 2012 in the Consolidated Statement of Operations. Darling operates as part of our East region, consequently the goodwill recorded as part of the Darling acquisition has been recorded in the East region.

Exchange of Class J Units in TMM Holdings

In connection with the Acquisition, in July 2011, JH received an aggregate of 60,531,998 Class J Units in TMM Holdings (made up of J-1 Units, J-2 Units and J-3 Units). Class J Units in TMM Holdings were issued in consideration of JH’s service to TMM Holdings and were subject to both time and performance-based vesting conditions. At the completion of the Acquisition, TMM Holdings and JH entered into a Services Agreement (the “JH Services Agreement”).

Satisfaction of the time-vesting condition required the JH Services Agreement to be in effect as of the date each annual installment vests. The service conditions set forth in the JH Services Agreement were to lapse after a period of five years.

Class J Units issued in the Acquisition would have satisfied performance-based vesting conditions once TPG and Oaktree had achieved certain specified threshold rates of return on their Class A Units in TMM Holdings and those returns were realized in cash. Holders of vested J-1 Units, J-2 Units and J-3 Units would have generally been entitled to participate in TMM Holdings distributions once the relevant sponsor, TPG or Oaktree, had realized an internal rate of return (in cash or in kind) on its initial capital contribution of 10%, 15%, or 15% plus a 1.0x, 1.0x or 2.0x return of capital, respectively. Because achievement of the performance-based vesting conditions, meaning the requirement to realize in cash the return on capital of TPG and Oaktree at the applicable thresholds set forth in this paragraph, was not probable over any prior period, we determined that no expense for the value of the Class J Units was required to be recorded in our financial statements for any period prior to the occurrence of the Reorganization Transactions.

In the Reorganization Transactions, the TMM Holdings Class J Units tied to TPG’s returns were be exchanged for Class J Units of the TPG Holding Vehicle, and the TMM Holdings Class J Units tied to Oaktree’s returns were exchanged for Class J Units of the Oaktree Holding Vehicle, in each case with substantially equivalent performance vesting and distribution terms but no future service conditions. J-1 Units, J-2 Units and J-3 Units of the TPG and Oaktree Holding Vehicles will generally vest when the applicable sponsor, TPG or Oaktree, has achieved an internal rate of return (in cash) on its aggregate capital contribution of 10%, 15%, or 15% plus a 1.0x, 1.0x or 2.0x return of capital, respectively.

As a result of the completion of the Reorganization Transactions and the IPO, no Class J Units are part of the equity structure of TMHC or New TMM. The JH Services Agreement has been terminated and will not be replaced. The termination of the Services Agreement in connection with the exchange was a modification of the Class J Units under ASC Topic 718-20-35-3, requiring the recognition of an $80.2 million non-cash charge in our Consolidated Statement of Operations.

The non-cash charge is non-recurring was recorded as an expense and as an offset in the noncontrolling interests of TMM Holdings. The amount of the charge represents the fair value of the Class J Units on the date of modification. The fair value of the Class J Units at the date of modification has been estimated using a Black-Scholes model with the following key assumptions: (1) volatility of 40%, based on a comparable peer set of companies, which includes Standard Pacific Corp., Lennar Corp, Ryland Group Inc., KB Home, PulteGroup Inc., Hovnanian Enterprises Inc., Beazer Homes USA Inc, Meritage Homes Corporation, M/I Homes Inc., and DR Horton Inc.; (2) a risk free rate of 0.4%, based on US Treasuries with a like term; (3) an expected life of three years; (4) a 20% discount for lack of marketability to account for the illiquidity of the Class J Units in TMM Holdings and the Class J Units in the TPG and Oaktree Holding Vehicles being issued in exchange as well as the impact of the performance conditions (the requirement to realize the return on capital of TPG and Oaktree at the applicable thresholds) still to be met as of the date of the modification, based on both quantitative and qualitative factors; and (5) a hypothetical cash distribution by TMM Holdings of TMM Holdings’ pre-IPO value to the holders of Class A Units, Class J Units and Class M Units of TMM Holdings based on the price per share paid by the underwriters for shares of TMHC’s Class A Common Stock in the IPO on the assumption that the performance conditions applicable to the Class J Units in TMM (the requirement to realize the return on capital of TPG and Oaktree at the applicable thresholds) had been met as of the date of the IPO.

Results of Operations

The following table sets forth our results of operations (Dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statement of Operations Data:
Home closings revenue	$496,033	$305,419	$862,802	$526,322
Land closings revenue	5,616	7,410	14,470	22,650
Mortgage Operations	7,216	5,318	13,105	8,601

Total revenues	508,865	318,147	890,377	557,573
Cost of home closings	394,203	246,031	683,035	428,139
Cost of land closings	5,653	7,472	13,297	18,963
Mortgage operations expenses	4,069	2,772	7,559	4,801

Operating Gross margin	104,940	61,872	186,486	105,670
Sales, commissions, and other marketing costs	34,267	18,361	60,209	33,137
General and administrative expenses	25,905	10,206	46,249	27,839
Equity in net income of unconsolidated entities	(8,466)	(4,608)	(11,624)	(7,788)
Interest (income) expense, net	700	(1,538)	214	(1,601)
Loss on extinguishment of debt	10,141	7,853	10,141	7,853
Other expense, net	541	(968)	1,282	(757)
Indemnification expense and transaction expenses	189,635	13,906	187,925	12,270

Income (loss) before income taxes	(147,783)	18,660	(107,910)	34,717
Income tax benefit	(69,496)	(10,174)	(53,961)	(4,676)

Net income (loss)	(78,287)	28,834	(53,949)	39,393
Net (income) loss attributable to noncontrolling interests – joint ventures	(106)	24	(185)	(238)
Net loss attributable to noncontrolling interests – Principal Equityholders and former controlling interests	83,720	—	59,461	—

Net income attributable to Taylor Morrison Home Corporation	$5,327	$28,858	$5,327	$39,155

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Key Results

Key financial results as of and for the three months ended June 30, 2013, as compared to the same period in 2012, were as follows:

•

Net sales orders increased 22.7% from 1,313 homes (including 46 homes in unconsolidated joint ventures) to 1,612 homes (including 15 homes in unconsolidated joint ventures). Orders in our East region increased, from 544 homes to 910 homes, while orders in our West region decreased from 512 homes to 493 homes. Orders in our Canada region, including our share of joint ventures, decreased from 257 to 208 homes.

•

Homes closed increased 47.9% from 985 homes (including 102 homes in unconsolidated joint ventures) to 1,456 homes (including 115 homes in unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 7.6% to $366,000.

•	Total revenues (home closings, land closings and mortgage operations) increased 59.9%, from $318.2 million to $508.9 million.

•	Total operating gross margin increased from 19.4% to 20.6%.

•	SG&A (including overhead on direct selling costs and other marketing costs) increased from $28.6 million to $60.0 million, and SG&A as a percentage of total revenues increased from 9.0% to 11.8%.

•

Sales order backlog, increased 37.4% to $1.8 billion (including $269.5 million of unconsolidated joint venture backlog). This amount includes $613.9 million of high-rise closings scheduled to be completed after December 31, 2013.

•	Cash and cash equivalents totaled $421.1 million, compared to $300.6 million at December 31, 2012.

•	Total owned and controlled lots increased 40.6% from 32,073 to 45,108 lots as compared to June 30, 2012.

Average Active Selling Communities

	Three months ended June 30,
	2013	2012	Change
East	121.8	72.3	68.5%
West	34.5	32.3	6.8
Canada	15.8	14.0	12.9

Subtotal	172.1	118.6	45.1
Unconsolidated joint ventures(1)	4.0	7.0	(42.9)

Total	176.1	125.6	40.2%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

Average active selling communities increased 40.2% from the three months ended June 30, 2012 to the three months ended June 30, 2013 with the largest increase in the East region, primarily due to the addition of 39 Darling communities added with its purchase in December 2012. We expect to open new communities throughout all of our markets during 2013, with the largest number in our West Florida, Phoenix and Houston divisions, where demand and our land positions afford us the opportunity. These communities, when available, will open when we believe we have the greatest probability of capitalizing on the individual markets in which the community is located. We expect to recognize home closings in 2013 from some of the communities we open during that period.

Net Sales Orders

	Three months ended June 30,
(Dollars in thousands)(1)	Net Homes Sold			Sales Value
	2013	2012	Change	2013	2012	Change
East	910	544	67.3%	$332,377	$181,206	83.4%
West	493	512	(3.7)	218,188	177,140	23.2
Canada	193	211	(8.5)	86,612	92,395	(6.3)

Subtotal	1,596	1,267	26.0	$637,177	$450,741	41.4
Unconsolidated joint ventures(2)	15	46	(68.1)	6,065	10,119	(40.1)

Total	1,612	1,313	22.7%	$643,242	$460,860	39.6

Canada (CAD$)				$88,452	$93,507	(5.4)
Canada JV proportionate share (CAD$)				$6,194	$10,254	(39.6)%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

Sales Order Cancellations—Units

	Three Months Ended June 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2013	2012	2013	2012
East	149	104	14.1%	16.0%
West	73	80	12.9	13.5
Canada	3	2	1.5	0.9

Subtotal/weighted average	225	186	12.4	12.8
Unconsolidated joint ventures(2)	1	1	3.3	2.2

Total/weighted average	226	187	12.3%	12.5%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The value of net sales orders, including those of unconsolidated joint ventures, increased by 39.6% to $643.2 million (1,612 homes including 15 homes in unconsolidated joint ventures) in the three months ended June 30, 2013, from $460.9 million (1,313 homes including 46 in unconsolidated joint ventures) in the three months ended June 30, 2012. The number of net sales orders, including those of unconsolidated joint ventures, increased 22.7% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. These results were impacted by continued strong demand in 2013, during which we benefited from higher selling prices as consumers in the market gained confidence in the values present in the marketplace, historically low interest rates and reductions in unemployment. This settling and recovery of the homebuilding market was most prevalent in areas such as Phoenix, West Florida and Northern California resulting in an increase in the number of units sold and related revenue for the three months ended June 30, 2013 over the prior comparable period. Additionally, the acquisition of Darling contributed 283 homes to the East Region increase. The Canada region experienced a decline of 18 units in net new homes sold in the three months ended June 30, 2013 when compared to the same period last year, which is attributable to the lower availability of saleable product in the region in the three months ended June 30, 2013.

Our number of sales order cancellations, including those of unconsolidated joint ventures, increased due to increases in sales volume, from 187 in the three months ended June 30, 2012 to 226 in the three months ended June 30, 2013. The cancellation rate, however, decreased slightly from 12.5% in 2012 to 12.3% for 2013. A consumer-friendly lending market, use of prequalification strategies and our increased deposit amounts help us maintain a low cancellation rate.

We expect that, to the extent economic and housing conditions continue to improve in the markets in which we operate, net homes sold and aggregate sales value will increase. Average selling price is dependent to a large degree on product type, which communities are being actively sold, and consumer demand.

Sales Order Backlog

	Three Months Ended June 30,
(Dollars in thousands)(1)	Homes in Backlog			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	1,849	832	122.2%	$730,461	$293,917	148.5%	$395	$353	11.8%
West	911	694	31.3	399,904	223,412	79.0	439	322	36.4
Canada	1,367	1,527	(10.5)	442,036	498,097	(11.3)	323	326	(0.9)

Subtotal	4,127	3,053	35.2	$1,572,401	$1,015,426	54.9	$381	$333	14.6
Unconsolidated joint ventures(2)	795	954	(16.7)	269,499	325,125	(17.1)	339	341	(0.5)

Total	4,922	4,007	22.8%	$1,841,900	1,340,551	37.4	$374	$335	11.9

Canada (CAD$)				465,301	510,450	(8.8)	340	334	1.8
Canada JV proportionate share (CAD$)				$283,683	$333,188	(14.9)%	$357	$349	2.2%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period. Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
(2)	Reflects our proportionate share of unconsolidated joint ventures.

Our homes in backlog at June 30, 2013 increased by 22.8% from June 30, 2012. This increase was driven in part by continued increased consumer demand and the market recovery in the United States, as evidenced by increased sales in 2013. Our backlog of 4,922 homes, including 795 homes in unconsolidated joint ventures, was valued at $1.8 billion as compared to 4,007 homes, including 954 homes in unconsolidated joint ventures, at June 30, 2012 valued at $1.3 billion. Backlog increased as our business continued to recognize improved sales performance in most of our communities. Additionally the acquisition of Darling Homes in our East region accounted for 39 communities in our Dallas and Houston markets in the current year which produced 525 units in backlog.

Home Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)(1)	Homes Closed			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	729	431	69.1%	$271,189	$137,620	97.1%	$372	$319	16.5%
West	420	298	40.9	166,345	100,747	65.1	396	338	17.2
Canada	192	154	24.7	58,499	67,052	(12.8)	305	435	(30.0)

Subtotal	1,341	883	51.9	$496,033	$305,419	62.4	$370	$346	6.9
Unconsolidated joint ventures(2)(3)	115	102	13.3	36,271	28,971	(25.2)	315	285	10.5

Total	1,456	985	47.9	$532,304	$334,390	59.2	$366	$340	7.6

Canada (CAD$)				59,598	67,966	(12.3)	310	441	(29.7)
Canada JV proportionate share (CAD$)				$37,013	$29,259	26.5%	$322	$288	11.7%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Home closings revenue, including unconsolidated joint venture home closings revenue, increased 59.2% from $334.4 million in the three months ended June 30, 2012, to $532.3 million in the three months ended June 30, 2013. Home closings revenue increased from $305.4 million in the three months ended June 30, 2012 to $496.0 million in the three months ended June 30, 2013. The average selling price of homes closed (including unconsolidated joint ventures) during the three months ended June 30, 2013 was $366,000 up 7.6% from the $340,000 average in the three months ended June 30, 2012. Backlog converted in our Phoenix, Houston and West Florida markets, as well as with the Darling acquisition, surpassed prior periods by significant amounts driving both units and revenue dollars higher.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012	Change
East	$5,616	$7,410	(24.2)%
West	—	—	n/a
Canada	—	—	n/a

Total	$5,616	$7,410	(24.2)%

Land closings revenue decreased 24.2% to $5.6 million in the three months ended June 30, 2013, from $7.4 million in the three months ended June 30, 2012. We generally purchase land and lots with the intent to build and sell homes on them. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels, which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply and control larger tracts of land we would otherwise not achieve returns in line with our internal requirements. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin. Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Home closings revenue	$496,033	$305,419
Home closings cost of revenue	394,203	246,031

Home closings gross margin	101,829	59,388
Capitalized interest amortization	11,478	6,440

Adjusted home closings gross margin	$113,307	$65,828

Home closings gross margin %	20.5%	19.4%
Adjusted home closings gross margin %	22.8%	21.6%

Our home closings gross margin increased in the three months ended June 30, 2013 to $101.8 million, from $59.4 million in the three months ended June 30, 2012. As a percentage of revenue, our home closings gross margin increased 110 basis points, to 20.5% in the three months ended June 30, 2013 from 19.4% in the three months ended June 30, 2012. The increase in home closings gross margin in the three months ended June 30, 2013 was primarily due to a shift to higher margin product mix across our markets, but particularly in the Northern California, Austin and Houston markets, where our move-up homes produced higher margins in the improving markets. Consumer demand in these areas, as well as in certain other markets in which we operate, allowed continued price increases and we were able to achieve higher margins than in the prior year period. Generally, our price increases have exceeded construction and land price increases in our markets to date.

Adjusted home closings gross margin increased by 72.1% to $113.3 million in the three months ended June 30, 2013, from $65.8 million in the three months ended June 30, 2012, and as a percentage of home closings revenue increased 120 basis points, to 22.8%. The increase in adjusted home closings gross margin percentage was primarily due to our increased margins in our west region Phoenix and Northern California divisions as well as Houston and Austin in our east region, where we experienced a higher margin product mix.

Segment Gross Margins

East Region

The following table sets forth a reconciliation between our East region gross margins (home closings, land closings and home and land closings) and our corresponding East region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Home Closings
Home closings revenue	$271,189	$137,620
Home closings cost of revenue	218,639	110,459

Home closings gross margin	52,550	27,161
Capitalized interest amortization	4,138	2,769

Adjusted home closings gross margin	$56,688	$29,930

Home closings gross margin %	19.4%	19.7%
Adjusted home closings gross margin %	20.9%	21.7%
Land Closings
Land closings revenue	$5,616	$7,410
Land closings costs of revenues	5,604	7,343

Land gross margin	12	67
Capitalized interest amortization	38	118

Land adjusted gross margin	$50	$185

Land gross margin %	0.2%	0.9%
Land adjusted gross margin %	0.9%	2.5%
Home and Land Closings
Home and land closings revenue	$274,804	$145,030
Home and land cost of revenue	224,242	117,802

Gross margin	52,562	27,228
Capitalized interest amortization	4,176	2,887

Adjusted gross margin	$56,738	$30,115

Gross margin %	19.0%	18.8%
Adjusted gross margin %	20.5%	20.8%

For the three months ended June 30, 2013, home closings revenue in the East region increased by 97.1% compared to the three months ended June 30, 2012, driven by an increase in home closings of 69.1% to 729 homes, compared to 431 homes the same period of 2012. The continued improvement throughout the East region markets as well as favorable home buyer reception of communities opened in prior periods. Average home closings sales price in the East region increased to $372,000, from $319,000 in the prior period from a combination of product mix and price appreciation. Net homes sold increased by 67.3% to 910 homes, compared to 544 homes in the prior period, driving sales order value higher by 83.4% to $332.4 million compared to $181.2 million for the three months ended June 30, 2012 with an average sales price increase of $32,000, or 9.7%. The number of average active selling communities in the East region was 68.5% higher in 2013 than in 2012. Sales order cancellation rates in the East region declined to 14.1% in the three months ended June 30, 2013, compared to 16.0% in the prior year second quarter. Overall, the improvement in East region home closings revenue and sales prices has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. A portion of this year-over-year increase is due to the 39 communities, 283 home sales and 195 home closings recorded by Darling, which we acquired in December 2012. Management in the region continues to market its offerings and look to reduce customer incentives and other promotions and increase sales prices methodically as market conditions allow. Our experiences to date show continued stability in the Houston and Austin markets and a positive recovery in the North and West Florida markets that bolstered our backlog and provided the ability to further leverage constructions costs.

During the three months ended June 30, 2013, home closings gross margin for the East region decreased slightly to 19.4%, compared to 19.7% for the three months ended June 30, 2012. East region adjusted home closings gross margin decreased to 20.9% in 2013 compared to 21.7% for 2012. These decreases are predominantly due to lower margins realized on Darling closings as these units were recorded at fair value in December 2012, temporarily reducing the gross margin due to purchase price accounting increasing the value assigned to land and work in process. The recovery and improved stabilization of the West Florida market, which has generally tended to generate lower margins within the East region, began when consumer demand returned in Tampa and Ft. Myers areas of Florida, and we were able to leverage land with a low cost basis and produce homes at a higher price point than in the prior year. The Houston market improved from the prior year, as we were able to increase prices on our move-up offerings and maintain stable land and construction costs. As a result, we were able to increase prices on average in the East region by 9.7% in 2013.

West Region

The following table sets forth a reconciliation between our West region gross margins (home closings, land closings and home and land closings) and our corresponding West region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Home Closings
Home closings revenue	$166,345	$100,747
Home closings cost of revenues	131,099	86,451

Home closings gross margin	35,246	14,296
Capitalized interest amortization	4,515	2,311

Adjusted home closings gross margin	$39,761	$16,607

Home closings gross margin %	21.2%	14.2%
Adjusted home closings gross margin %	23.9%	16.5%
Land Closings
Land closings revenue	$—	$—
Land closings cost of revenue	(1)	—

Land gross margin	1	—
Capitalized interest	—	—

Land adjusted gross margin	$1	$—

Land gross margin %	N/A	N/A
Land adjusted gross margin %	N/A	N/A
Home and Land Closings
Home and land closings revenue	$166,345	$100,747
Home and land cost of revenue	131,098	86,451

Gross margin	35,247	14,296
Capitalized interest	4,515	2,311

Adjusted gross margin	$39,762	$16,607

Gross margin %	21.2%	14.2%
Adjusted gross margin %	23.9%	16.5%

The West region closed 122 more homes in the three months ended June 30, 2013 than in the same period last year. This increase in homes closed and a 17.2% increase in average selling price during the three months ended June 30, 2013 resulted in an additional $65.6 million of home closings revenue, compared to the three months ended June 30, 2012. We sold 493 homes in the West region in the three months ended June 30, 2013, which represents a 3.7% decrease compared to last year. We actively manage the availability of product and timing of releases in Phoenix and Northern California markets in order to help us achieve our profitability metrics and not sacrifice profitability for volume. Net sales order value in 2013 increased to $218.2 million from $177.1 million, or 23.2% higher, when compared to the three months ended June 30, 2012. The average selling price increased 27.9%, or $97,000, in the three months ended June 30, 2013 compared to the same period last year. The number of average active selling communities in the West region increased 6.8% when compared to the same period last year. The average sales per community per month for the three months ending June 30 2013 and 2012 were 4.8 and 5.3, respectively. We continue to see strong demand in these markets and year-over-year are systematically releasing product into the marketplace to capture and maintain increased operating margins, as evidenced, in part, by the 36.4% increase in average sales price of our backlog homes.

During the three months ended June 30, 2013, home closings gross margin for the West region was 21.2%, compared to 14.2% for 2012. Adjusted home closings gross margin in the West region increased by 740 basis points in the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in home closings gross margin and adjusted home closings gross margin was primarily due to our ability to control our construction costs while increasing our average selling price by 17.2% in 2013. The Northern California and Phoenix divisions experienced the highest percentage of price increases during the year and also were able to contain construction costs as the volume of construction within our communities in those markets allowed us to effectively manage cost pressures on construction materials and labor. If the recovery in our West region markets continues, we expect that our margin performance will continue to be favorable. We believe that the backlog in the West region indicates that the recovery in that region has become more well-established.

Canada

The following table sets forth a reconciliation between our Canada gross margins (home closings, land closings and home and land closings) and our corresponding Canada adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Home Closings
Home closings revenue	$58,499	$67,052
Home closings cost of revenues	44,466	49,121

Home closings gross margin	14,033	17,931
Capitalized interest amortization	2,825	1,360

Adjusted home closings gross margin	$16,858	$19,291

Home closings gross margin %	24.0%	26.7%
Adjusted home closings gross margin %	28.8%	28.8%
Land Closings
Land closings revenue	$—	$—
Land closings cost of revenue	50	129

Land gross margin	(50)	(129)
Capitalized interest	50	129

Land adjusted gross margin	$—	$—

Land gross margin %	N/A	N/A
Land adjusted gross margin %	N/A	N/A
Home and Land Closings
Home and land closings revenue	$58,499	$67,052
Home and land cost of revenue	44,516	49,250

Gross margin	13,983	17,802
Capitalized interest	2,875	1,489

Adjusted gross margin	$16,858	$19,291

Gross margin %	23.9%	26.5%
Adjusted gross margin %	28.8%	28.8%

Canada region home closings revenue for the three months ended June 30, 2013 decreased by 12.8%, to $58.5 million, compared to $67.1 million for the three months ended June 30, 2012. The number of home closings in the three months ended June 30, 2013 increased by 24.7% compared to the three months ended June 30, 2012. Canada region revenues and number of closings were affected by the timing of high-rise closings. In the three months ending June 2013 we closed 93 of 423 units in our wholly owned tower, Ultra which produced $20.6 million in revenues. In the period ended June 30, 2012, we began closing one joint venture tower, Nautilus, which had 194 of its 389 units close in the period, which accounted for more than $3.1 million in joint venture income, while in 2013, we closed 230 of the 476 units and recognized $6.6 million of income from closings at our joint venture high-rise building Couture. Income from joint venture closings is included as a component of equity in net income of unconsolidated entities and not included in homebuilding revenue. The average home closings sales price was 30.0% lower for the three months ended June 30, 2013 when compared to the same period last year. This decrease was due to a product mix shift into move-up communities located in affordable areas of the greater Toronto area during 2013 and a shift in blend between single-family and high-rise. The Canada region experienced a decline of 18 units in net new homes sold in the three months ended June 30, 2013 when compared to the same period last year, which is attributable to the timing of high-rise sales launches, the close-out of some historical volume communities and product mix. The average sales orders per community per month were 4.1 and 5.0 for the three months ended June 30, 2013 and 2012, respectively. Average sales price of homes ordered increased by $11,000 or 2.5%, and aggregate sales order value declined 6.3% when comparing the three months ended June 30, 2013 to the three months ended June 30, 2012. The decline in home sales from fewer wholly owned communities and a product mix change have contributed to the reduced aggregate sales order values during 2013. Our total sales order value in the three months ended June 30, 2013 was $86.6 million, compared to $92.4 million in the prior year period.

Home closings gross margin for the three months ended June 30, 2013 for the Canada region decreased to 24.0%, compared to 26.7% for the three months ended June 30, 2012. The adjusted home closings gross margin for the Canada region was unchanged at 28.8% in 2013, when compared to 2012. The decrease in home closings gross margin is due to a larger proportion of sales of higher margin single-family detached and attached homes in 2012 versus 2013 as we sold out of these communities in the first quarter of 2013. Currently we anticipate, in light of slowing job growth in Ontario relative to the recent past, ongoing global economic uncertainty and increasing units under construction, that growth in the Ontario housing market will moderate in the near term.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through Taylor Morrison Home Funding (“TMHF”) and title services in our Florida markets, is highly dependent on our sales and closings volumes. Our Mortgage Operations segment’s revenue increased from $5.3 million in the three months ended June 30, 2012 to $7.2 million in the three months ended June 30, 2013, due primarily to increased closings volume and average loan amounts. The decrease in gross margin was primarily driven by increases in mortgage underwriting costs. Our capture rate at 80% was down slightly from the prior quarter as we transitioned our Darling operations from a legacy provider to TMHF.

	For the Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Mortgage Operations revenue	$7,216	$5,318
Mortgage Operations cost of sales	4,069	2,772

Mortgage Operations gross margin	$3,147	$2,546

Mortgage Operations margin %	43.6%	47.9%

Sales, Commissions and Other Marketing Costs

For the three months ended June 30, 2013 and 2012, sales commissions, and other marketing costs such as advertising and sales office expenses were $34.3 million and $18.4 million, respectively, reflecting a 51.9% increase in homes closed. Our U.S. regions tend to have higher per-unit commissions, so our mix of commissions paid shifted more towards our U.S. operations, where we closed 57.6% more homes in 2013 as compared to 2012. Additionally, our Canadian high-rise closings bear the cost of a real estate broker commission while the single family Canadian closings generally do not have these commissions. As a percentage of home sales revenue, sales commissions and other marketing costs increased to 7.0% from 6.0% for the three months ended June 30, 2013 and 2012 respectively. An increase in external brokerage commissions added to the increase year over year as consumers used outside professionals more prominently than in the prior period.

General and Administrative Expenses

For the three months ended June 30, 2013, general and administrative expenses were $25.9 million as compared to $10.2 million in the same period in 2012, which represents a 153.8% increase. General and administrative expenses were 5.1% as a percentage of total revenue in the three months ended June 30, 2013, compared to 3.2% in the same period in 2012. We recorded $0.6 million of expense for the options and restricted stock units granted in connection with our IPO. In the prior period, we recorded a discrete reversal of legal accruals related to favorable settlements of $7.0 million. Excluding the legal reversal in 2012, general and administrative expenses were 5.4% of total revenue

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities was $8.5 million for the three months ended June 30, 2013 compared to $4.6 million for the three months ended June 30, 2012. Our joint venture income comes largely from high-rise and single family projects in our Canada region. During the comparative periods our joint ventures experienced 14 additional closings in the current period. Our high-rise operations in Canada continued closings in our Couture building in 2013 and our Nautilus building in 2012 which span several months in order to fully occupy the building.

Interest (Income) expense, net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Interest (income) expense, net for the three months ending June 30, 2013 and 2012, was $0.7 million and $(1.5) million, respectively. Due to increased overall debt levels subsequent to the issuance of the 2021 Senior Notes, we did not have sufficient qualifying production assets to capitalize all of our interest and consequently recorded net interest expense in the three months ended June 30, 2013.

Loss on Extinguishment on Debt

In April 2012, we prepaid $350.0 million of the $625.0 million senior unsecured loan maturing on July 13, 2018 pursuant to a loan agreement between the Borrowers and certain investment funds managed by Oaktree Entities and TPG Entities in July 2011 in connection with the Acquisition (the “Sponsor Loan”) with proceeds from the 2020 Senior Notes issued in April 2012. The remaining $150.0 million of the Sponsor Loan was exchanged for equity interests. The amount of the Sponsor Loan that was retired had been borrowed at a discount of 2.5%, consequently, the $7.9 million of unamortized portion of the discount was written off during 2012 to expense.

On April 12, 2013 TMHC used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). We wrote off $4.6 million of unamortized issuance costs, wrote off $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million loss on extinguishment for the three months ended June 30, 2013.

Other (Income) Expense, net

Other expense, net for the three months ended June 30, 2013 was $0.5 million of expense as compared to $1.0 million of income in the three months ended June 30, 2012.

Indemnification Expense and Transaction Expenses

The Predecessor Parent Company has indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the Acquisition. An indemnification receivable of $129.7 million was recorded at the time of the Acquisition. The indemnification receivable also includes a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the three months ended June 30, 2013 $79.6 million of the indemnification receivable was written off and recorded as indemnification expense due to successful effective settlement of a tax position that was indemnified by the Predecessor Parent Company. The uncertain tax position of $79.6 million was reversed simultaneously in our tax provision.

We also incurred $29.8 million of expense related to the termination of the management services agreement between us and the Principal Equityholders as part of the Reorganization Transactions. Additionally, we incurred $80.2 million of non-cash stock compensation expense for the modification of the TMM Holdings Class J Units which were exchanged from the Company to entities controlled by the Principal Equityholders. The charge was related to the termination of the services agreement which was a modification of the award.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2013 and 2012 was composed of the statutory tax rates in the United States and Canada and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, the establishment of uncertain tax positions, and interest relating to uncertain tax positions. In addition, our effective tax rate for the three months ended June 30, 2013 increased as a result of the IPO and Reorganization Transactions whereby TMHC became an indirect owner of the Company’s United States and Canadian corporations. Due to the percentage ownership TMHC ultimately holds in these corporations, our effective tax rate increased to take into account the incremental United States corporate tax that would result in the event that these entities distributed their earnings. The IPO and Reorganization Transactions also resulted in an increase to our effective tax rate for the three months ended June 30, 2013 due to certain non-deductible charges related to modification of the Class J Units of TMM Holdings.

During the three months ended June 30, 2013, we accepted a settlement offer from the IRS related to Taylor Woodrow Holdings (USA), Inc. for the 2008 and 2009 tax years. As a result, $79.6 million of our previously unrecognized tax positions including interest and penalties were recognized during the three months ended June 30, 2013. In addition, we recorded an increase to our unrecognized tax positions of $7.2 million in respect of state tax issues related to tax returns filed under the legacy Predecessor Parent Company operations.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Key Results

Key financial results as of and for the six months ended June 30, 2013, as compared to the same period in 2012, were as follows:

•

Net sales orders increased 33.7% from 2,473 homes (including 100 homes in unconsolidated joint ventures) to 3,307 homes (including 30 homes in unconsolidated joint ventures). Orders in our East region increased, from 1,071 homes to 1,920 homes, while orders in our West region increased from 906 homes to 1,032 homes. Orders in our Canada region, including our share of joint ventures, decreased from 496 to 355 homes.

•

Homes closed increased 51.8% from 1,644 homes (including 140 homes in unconsolidated joint ventures) to 2,495 homes (including 142 homes in unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 5.5% to $364,000.

•	Total revenues (home closings, land closings and mortgage operations) increased 59.7%, from $557.6 million to $890.4 million.

•	Total operating gross margin increased from 19.0% to 20.9%.

•

SG&A (including overhead on direct selling costs and other marketing costs) increased 74.6% from $61.0 million to $106.5 million, and SG&A as a percentage of total revenues declined from 10.9% to 12.0%.

Average Active Selling Communities

	Six Months Ended June 30,
	2013	2012	Change
East	121.3	73.3	65.5%
West	33.0	33.7	(2.1)
Canada	15.3	14.5	5.5

Subtotal	169.6	121.5	39.6
Unconsolidated joint ventures(1)	4.3	7.0	(38.1)

Total	173.9	128.5	35.4%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

Average active selling communities increased 35.4% from the six months ended June 30, 2012 to the six months ended June 30, 2013 with the largest increase in the East region, primarily due to the addition of 39 Darling communities. We expect to open new communities throughout all of our markets during 2013, with the largest number in our West Florida, Phoenix and Houston divisions, where demand and our land positions afford us the opportunity. These communities, when available, will open when we believe we have the greatest probability of capitalizing on the individual markets in which the community is located. We expect to recognize home closings in 2013 from some of the communities we open during that period.

Net Sales Orders

	Six Months Ended June 30,
(Dollars in thousands)(1)	Net Homes Sold			Sales Value
	2013	2012	Change	2013	2012	Change
East	1,920	1,071	79.3%	$698,334	$343,900	103.1%
West	1,032	906	13.9	447,035	300,638	48.7
Canada	325	396	(17.9)	147,273	166,022	(11.3)

Subtotal	3,277	2,373	38.1	1,292,642	810,560	59.5
Unconsolidated joint ventures(2)	30	100	(70.5)	12,912	20,670	(37.5)

Total	3,307	2,473	33.7%	1,305,554	831,230	57.1

Canada (CAD$)				150,592	167,311	(10.0)
Canada JV proportionate share (CAD$)				$13,208	$20,830	(36.6)%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

Sales Order Cancellations—Units

	Six Months Ended June 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2013	2012	2013	2012
East	271	191	12.4%	15.1%
West	159	125	13.4	12.1

Canada	4	8	1.2	2.0

Subtotal/weighted average	434	324	11.7	12.0
Unconsolidated joint ventures(2)	1	4	1.7	3.8

Total/weighted average	435	328	11.6%	11.7%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The value of net sales orders, including those of unconsolidated joint ventures, increased by 57.1% to $1,305.6 million (3,307 homes including 30 homes in unconsolidated joint ventures) in the six months ended June 30, 2013, from $831.2 million (2,473 homes including 100 in unconsolidated joint ventures) in the six months ended June 30, 2012. The number of net sales orders, including those of unconsolidated joint ventures, increased 33.7% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These results were impacted by the continued strong demand in the spring selling season in 2013, during which we benefited from higher selling prices as consumers in the market gained confidence in the values present in the marketplace, historically low interest rates and reductions in unemployment. The settling and recovery of the homebuilding market significantly impacted areas such as Phoenix, West Florida and Northern California resulting in an increase in the number of units sold and related revenue for the six months ended June 30, 2013 over the prior comparable period. The Canada region experienced a decline of 70 units in net new homes sold in the six months ended June 30, 2013 when compared to the same period last year, which is attributable to the lower availability of saleable product in the region in the six months ended June 30, 2013.

The number of our sales order cancellations, including those of unconsolidated joint ventures, increased due to increases in sales volume, from 328 in the six months ended June 30, 2012 to 435 in the six months ended June 30, 2013. The cancellation rate decreased 10 basis points from 11.7 in 2012 to 11.6% for 2013. Our continued scrutiny of potential buyers, consumer-friendly lending markets and use of prequalification strategies and our increased deposit amounts help us maintain a low cancellation rate.

We expect that, to the extent economic and housing conditions improve in the markets in which we operate, net homes sold and aggregate sales value will increase. Average selling price is dependent to a large degree on, product type, which communities are being actively sold and consumer demand.

Home Closings Revenue

	Six Months Ended June 30,
(Dollars in thousands)(1)	Homes Closed			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	1,273	706	80.3%	$462,568	$220,202	110.1%	$363	$312	16.5%
West	783	485	61.4	296,041	165,534	78.8	378	341	10.8
Canada	297	313	(5.1)	104,193	140,586	(25.9)	351	449	(21.9)

Subtotal	2,353	1,504	56.4	$862,802	$526,322	63.9	$367	$350	4.8
Unconsolidated joint ventures(2)(3)	142	140	1.4	45,198	40,741	10.9	318	291	9.4

Total	2,495	1,644	51.8%	$908,000	$567,063	60.1	$364	$345	5.5

Canada (CAD$)				106,406	141,677	(24.9)	358	453	(20.8)
Canada JV proportionate share (CAD$)				$46,158	$41,057	12.4%	$325	$293	10.8%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Home closings revenue, including unconsolidated joint venture home closings revenue, increased 60.1% from $567.1 million in the six months ended June 30, 2012, to $908.0 million in the six months ended June 30, 2013. Home closings revenue increased from $526.3 million in the six months ended June 30, 2012 to $862.8 million in the six months ended June 30, 2013. The average selling price of homes closed (including unconsolidated joint ventures) during the six months ended June 30, 2013 was $364,000 up 5.5% from the $345,000 average in the six months ended June 30, 2012. Sales backlog converted in our Phoenix, Houston and West Florida markets as well as with the Darling acquisition surpassed prior periods by significant amounts driving both units and revenue dollars higher.

Land Closings Revenue

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012	Change
East	$9,308	$17,267	(46.1)%
West	5,040	—	n/a
Canada	122	5,383	(97.8)

Total	$14,470	$22,650	(36.1)%

Land closings revenue decreased 36.1% to $14.5 million in the six months ended June 30, 2013, from $22.7 million in the six months ended June 30, 2012. We generally purchase land and lots with the intent to build and sell homes on them. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels, which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply and control larger tracts of land we would otherwise not achieve returns in line with internal expectations. During the current period we recorded various land sales in our Phoenix, Houston, Dallas, Austin and Canadian markets as part of planned dispositions relating to development. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin. Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Home closings revenue	$862,802	$526,322
Home closings cost of revenue	683,035	428,139

Home closings gross margin	179,767	98,183
Capitalized interest amortization	19,343	11,764

Adjusted home closings gross margin	$199,110	$109,947

Home closings gross margin %	20.8%	18.7%
Adjusted home closings gross margin %	23.1%	20.9%

Our home closings gross margin increased in the six months ended June 30, 2013 to $179.8 million, from $98.2 million in the six months ended June 30, 2012. As a percentage of revenue, our home closings gross margin increased 210 basis points, to 20.8% in the six months ended June 30, 2013 from 18.7% in the six months ended June 30, 2012. The increase in home closings gross margin percentage in the six months ended June 30, 2013 was primarily due to a shift to higher margin product mix across our markets, but particularly in the Northern California, Austin and Houston markets, where our move-up homes produced higher margins in the improving markets. Consumer demand in these areas, as well as in certain other markets in which we operate, allowed continued price increases and we were able to achieve higher margins than in the prior year period. Our price increases have exceeded construction and land price increase in our markets to date.

Adjusted home closings gross margin increased by 81.1% to $199.1 million in the six months ended June 30, 2013, from $109.9 million in the six months ended June 30, 2012, and as a percentage of home closings revenue increased by 220 basis points, to 23.1%. The increase in adjusted home closings gross margin percentage was primarily due to our increased margins in our west region Phoenix and Northern California divisions as well as Houston and Austin in our east region, where we recognized an increase from product mix, and our Canada region where we benefited from a land supply purchased under favorable conditions in prior periods.

Segment Gross Margins

East Region

The following table sets forth a reconciliation between our East region gross margins (home closings, land closings and home and land closings) and our corresponding East region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Home Closings
Home closings revenue	$462,568	$220,202
Home closings cost of revenue	378,894	177,550

Home closings gross margin	89,674	42,652
Capitalized interest amortization	6,681	4,144

Adjusted home closings gross margin	$96,355	$46,796

Home closings gross margin %	19.4%	19.4%
Adjusted home closings gross margin %	20.8%	21.3%
Land Closings
Land closings revenue	$9,308	$17,267
Land closings costs of revenues	9,392	13,790

Land gross margin	(84)	3,477
Capitalized interest amortization	42	481

Land adjusted gross margin	$(42)	$3,958

Land gross margin %	(0.9)%	20.1%
Land adjusted gross margin %	(0.5)%	22.9%
Home and Land Closings
Home and land closings revenue	$471,876	$237,469
Home and land cost of revenue	382,286	191,340

Gross margin	89,590	46,129
Capitalized interest amortization	6,723	4,625

Adjusted gross margin	$96,313	$50,754

Gross margin %	19.0%	19.4%
Adjusted gross margin %	20.4%	21.4%

For the six months ended June 30, 2013, home closings revenue in the East region increased by 110.1% compared to the six months ended June 30, 2012, driven by an increase in home closings of 80.3% to 1,273 homes, compared to 706 homes in the same period of 2012. The continued improvement throughout the East region markets as well as favorable home buyer reception of communities opened in prior periods contributed to closing revenue increases. Average home closings sales price in the East region increased to $363,000, from $312,000 in the prior period from a combination of price appreciation and product mix. Net homes sold increased by 79.3% to 1,920 homes, compared to 1,071 homes in the prior period, driving sales order value higher by 103.1% to $698.3 million compared to $343.9 million for the six months ended June 30, 2012 with an average sales price increasing by $43,000, or 13.3%. The number of average active selling communities in the East region was 65.5% higher in 2013 than in 2012. The East region also had an increase in the average monthly sales pace to 2.6 homes per community in 2013, from 2.4 homes per community in 2012. Sales order cancellation rates in the East region declined to 12.4% in the six months ended June 30, 2013, compared to 15.1% in the prior year. Overall, the improvement in East region home closings revenue, sales prices and sales pace has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. A portion of this year over year increase is due to the 39 communities, 634 home sales and 337 home closings recorded by Darling, which we acquired in December 2012. Management in the region continues to market its offerings efficiently and diligently look to reduce customer incentives and other promotions and increase sales prices as market conditions allow. Our experiences to date show continued stability in the Houston and Austin markets and a positive recovery in the North and West Florida markets that bolstered our backlog and provided the ability to further leverage constructions costs.

During the six months ended June 30, 2013, home closings gross margin for the East region was 19.4%, largely flat compared to 19.4% for the six months ended June 30, 2012. East region adjusted home closings gross margin was 20.8% in 2013 compared to 21.3% for 2012. The recovery and improved stabilization of the West Florida market, which has generally tended to generate lower margins within the East region, began when sustained consumer demand returned in Tampa and Ft. Myers areas of Florida, and we were able to leverage land with a low cost basis and produce homes at a higher price point than in the prior year. The Houston market improved from the prior year, as we were able to increase prices on our move-up offerings and maintain stable land and construction costs. As a result, we were able to increase prices on average in the East region by 13.3% in 2013. To the extent that the overall U.S. economic recovery and, in particular, the housing market recovery in our East region markets continues, we expect that our margin performance will continue to be favorable.

West Region

The following table sets forth a reconciliation between our West region gross margins (home closings, land closings and home and land closings) and our corresponding West region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Home Closings
Home closings revenue	$296,041	$165,534
Home closings cost of revenues	233,600	141,767

Home closings gross margin	62,441	23,767
Capitalized interest amortization	7,785	3,706

Adjusted home closings gross margin	$70,226	$27,473

Home closings gross margin %	21.1%	14.4%
Adjusted home closings gross margin %	23.7%	16.6%
Land Closings
Land closings revenue	$5,040	$—
Land closings cost of revenue	3,766	—

Land gross margin	1,274	—
Capitalized interest	115	—

Land adjusted gross margin	$1,389	$—

Land gross margin %	25.3%	N/A
Land adjusted gross margin %	27.6%	N/A
Home and Land Closings
Home and land closings revenue	$301,081	$165,534
Home and land cost of revenue	237,366	141,767

Gross margin	63,715	23,767
Capitalized interest	7,900	3,706

Adjusted gross margin	$71,615	$27,473

Gross margin %	21.2%	14.4%
Adjusted gross margin %	23.8%	16.6%

The West region closed 298 more homes in the six months ended June 30, 2013 than in the same period last year. This increase in homes closed and a 10.8% increase in average selling price during the six months ended June 30, 2013 resulted in an additional $130.5 million of home closings revenue, compared to the six months ended June 30, 2012. We sold 1,032 homes in the West region in the six months ended June 30, 2013, which represents a 13.9% increase compared to last year. The availability of product and timing of releases within communities provided saleable inventory that was well-received by consumers. Net sales order value increased to $447.0 million from $300.6 million, or 48.7% higher, compared to the six months ended June 30, 2012. The average selling price increased 30.5%, or $101,000, in the six months ended June 30, 2013 compared to the same period last year. The number of average active selling communities in the West region declined 2.1% when compared to the same period last year. The average sales per community per month for the six months ending June 30 2013 and 2012 were 5.2 and 4.5, respectively. Overall, during the six months ended June 30, 2013, revenues and sales pace improved in the West region compared to the same period in 2012 primarily due to housing market recoveries in the Phoenix and Northern California markets. We continue to see strong demand in these markets and are systematically releasing product into the marketplace to capture and maintain increased operating margins, as evidenced by the 36.4% year-over-year increase in average sales price of our backlog homes.

During the six months ended June 30, 2013, home closings gross margin for the West region was 21.1%, compared to 14.4% for 2012. Adjusted home closings gross margin in the West region increased by 710 basis points in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in home closings gross margin and adjusted home closings gross margin was primarily due to our ability to control our construction costs while increasing our average selling price by 10.8% in 2013. The Northern California and Phoenix divisions experienced the highest percentage of price increases during the year and also were able to contain construction costs as the volume of construction within our communities in those markets allowed us to effectively manage cost pressures on construction materials and labor. If the recovery in our West region markets continues, we expect that our margin performance will continue to be favorable. We believe that the backlog margins in the West region indicate that the recovery in that region has become more well-established.

Canada

The following table sets forth a reconciliation between our Canada gross margins (home closings, land closings and home and land closings) and our corresponding Canada adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Home Closings
Home closings revenue	$104,193	$140,586
Home closings cost of revenues	76,540	108,822

Home closings gross margin	27,653	31,764
Capitalized interest amortization	4,877	3,914

Adjusted home closings gross margin	$32,530	$35,678

Home closings gross margin %	26.5%	22.6%
Adjusted home closings gross margin %	31.2%	25.4%
Land Closings
Land closings revenue	$121	$5,383
Land closings cost of revenue	139	5,173

Land gross margin	(18)	210
Capitalized interest	125	230

Land adjusted gross margin	$107	$440

Land gross margin %	(14.9)%	3.9%
Land adjusted gross margin %	88.4%	8.2%
Home and Land Closings
Home and land closings revenue	$104,314	$145,969
Home and land cost of revenue	76,679	113,995

Gross margin	27,635	31,974
Capitalized interest	5,001	4,144

Adjusted gross margin	$32,636	$36,118

Gross margin %	26.5%	21.9%
Adjusted gross margin %	31.3%	24.7%

Canada region home closings revenue for the six months ended June 30, 2013 decreased by 25.9% to $104.2 million, compared to $140.6 million for the six months ended June 30, 2012. The number of home closing units in the six months ended June 30, 2013 decreased by 5.1% compared to the six months ended June 30, 2012. Canada region revenues and number of closings were affected by timing of high-rise closings. In the six months ended June 30, 2012, we began closing one joint venture tower, Nautilus, which had 244 of its 389 units close in the period, which accounted for more than $4.5 million in joint venture income, while in 2013, we recognized $6.6 million of income on 230 of 423 units from closings at our joint venture high-rise building Couture. Income from joint venture closings is included as a component of equity in net income of unconsolidated entities and not included in homebuilding revenue. We closed 93 of 423 units in our wholly owned tower Ultra, which produced $20.6 million of revenue. The average home closings sales price was 21.9% lower for the six months ended June 30, 2013 when compared to the same period last year. This decrease was due to a product mix shift into move-up communities located in affordable areas of the greater Toronto area during 2013 and shift in mix between single-family and high-rise units. The Canada region experienced a decline of 71 units in net new homes sold in the six months ended June 30, 2013 when compared to the same period last year, which is attributable to the timing of high-rise sales launches, the close-out of some historical volume communities and product mix. The average sales per community per month were 3.5 and 4.6 for the six months ended June 30, 2013 and 2012, respectively. We continue to focus on our margin over volume approach to selling in our communities. Average sales price increased by $34,000 and or 8.1%, and average sales value declined 11.3% when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012. The decline in home sales from fewer wholly owned communities and a product mix change have contributed to the reduced aggregate sales values during 2013. Our total sales value in the six months ended June 30, 2013 was $147.3 million in the first half of 2013, compared to $166.0 million a year earlier.

Home closings gross margin for the six months ended June 30, 2013 for the Canada region was 26.5%, compared to 21.9% for the six months ended June 30, 2012. The adjusted home closings gross margin for the Canada region was 660 basis points higher in 2013, when compared to 2012. The increases in home closings gross margin and adjusted home closings gross margin were due to a larger proportion of sales of higher margin single-family detached and attached homes in 2013 versus 2012. Currently we anticipate, in light of slowing job growth in Ontario relative to the recent past, ongoing global economic uncertainty and increasing units under construction, that growth in the Ontario housing market will moderate in the near term.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF and title services in our Florida markets, is highly dependent on our sales and closings volumes. Our Mortgage Operations segment’s revenue increased from $8.6 million in the six months ended June 30, 2012 to $13.1 million in the six months ended June 30, 2013, due primarily to increased closings volume and average loan amounts. The decrease in gross margin was driven primarily by increases in mortgage underwriting costs. Our capture rate at 80% was down slightly from the prior quarter as we transitioned our Darling Homes operations from the legacy provider to TMHF.

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Mortgage Operations revenue	$13,105	$8,601
Mortgage Operations cost of sales	7,559	4,801

Mortgage Operations gross margin	$5,546	$3,800

Mortgage Operations margin %	42.3%	44.2%

Sales, Commissions and Other Marketing Costs

For the six months ended June 30, 2013 and 2012, sales, commissions, and other marketing costs such as advertising and sales office expenses were $60.2 million and $33.1 million, respectively, reflecting a 56.4% increase in homes closed. Our U.S. regions tend to have higher per-unit commissions, so our mix of commissions paid shifted more towards our U.S. operations, where we closed 72.6% more homes in 2013 as compared to 2012. Additionally, our Canadian high-rise closings bear the cost of a real estate broker commission while the single family Canadian closings generally do not have these commissions. As a percentage of home sales revenue, sales commissions and other marketing costs increased to 7.0% from 6.3% for the six months ended June 30, 2013 and 2012 respectively. An increase in external commissions paid added to the increase year over year as consumers leveraged outside professionals more prominently than in prior period.

General and Administrative Expenses

For the six months ended June 30, 2013, general and administrative expenses were $46.2 million as compared to $27.8 million in the same period in 2012, which represents a 66.1% increase. General and administrative expenses were 5.2% as a percentage of total revenue in the six months ended June 30, 2013, compared to 5.0% in the same period in 2012 due to our diligent cost containment strategy as we actively pursue synergies within the business relating to our recent acquisition and were able to leverage our existing infrastructure while increasing closings 56.4%. We recorded $0.6 million of expense for the options and restricted stock units granted in connection with our IPO. There are no comparable amounts in the corresponding prior period. In 2012, we recorded a discrete reversal of legal accruals related to a favorable settlement of $7.0 million. Excluding the legal reversal in 2012, general and administrative expenses were 7.2% of total revenue.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities was $11.6 million for the six months ended June 30, 2013 compared to $7.8 million for the six months ended June 30, 2012. Our joint venture income comes largely from the Nautilus and Couture high-rises and single family projects in our Canada region. During the comparative periods we experienced a similar number of closings and margin in each period.

Interest (Income) Expense, net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Purchase accounting from the Acquisition eliminated the accumulated capitalized interest on the balance sheet as of the Acquisition date. Interest (income) expense, net for the six months ending June 30, 2013 and 2012, was $0.2 million and $(1.6) million, respectively.

Loss on Extinguishment of Debt

During 2012, we prepaid $350.0 million of the Sponsor Loan with proceeds from the 2020 Senior Notes issued in April 2012. The remaining $150.0 million of the Sponsor Loan was exchanged for equity interests. The amount of the Sponsor Loan that was retired had been borrowed at a discount of 2.5%, consequently, the $7.9 million of unamortized portion of the discount was written off during 2012 to expense.

On April 12, 2013 TMHC used $204.2 million of the net proceeds of the IPO to acquire new TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). We wrote off $4.6 million of unamortized issuance costs, wrote off $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million loss on extinguishment for the three and six months ended June 30, 2013.

Other (Income) Expense, net

Other expense, net for the six months ended June 30, 2013 was $1.3 million of expense as compared to $0.8 million of income in the six months ended June 30, 2012.

Indemnification Expense and Transaction Expense

The Predecessor Parent Company has indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the Acquisition. An indemnification receivable of $129.7 million was recorded at the time of the Acquisition. The indemnification receivable also includes a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the six months ended June 30, 2013 $79.6 million of the indemnification receivable was written off due to successful effective settlement of a tax position that was indemnified by the Predecessor Parent Company. The uncertain tax position of $79.6 million was reversed simultaneously in our tax provision.

We also incurred $29.8 million of expense related to the termination of the management services agreement between us and the Principal Equityholders as part of the Reorganization Transactions. Additionally, we incurred $80.2 million of non-cash stock compensation expense for the modification of the TMM Holdings Class J Units which were exchanged from the Company to entities controlled by the Principal Equityholders. The change was related to the termination of the services agreement which was a modification the award.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2013 and 2012 was composed of the statutory tax rates in the United States and Canada and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, the establishment of uncertain tax positions, and interest relating to uncertain tax positions.

During the six months ended June 30, 2013, we accepted a settlement offer related to Taylor Woodrow Holdings (USA) Inc. for the 2008 and 2009 tax years. As a result, $79.6 million of our previously unrecognized tax positions including interest and penalties were recognized during the six months ended June 30, 2013. In addition, we recorded an increase to its unrecognized tax positions for $7.2 million for state tax issues related to tax returns filed under the legacy Predecessor Parent Company operations.

As of June 30, 2013, our cumulative gross unrecognized tax benefits were $21.0 million in the U.S. and $10.1 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2012, our cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $9.8 million in Canada. These amounts are included in income taxes payable in the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012. Total unrecognized tax benefits expected to reverse in the next 12 months is $12.0 million.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this quarterly report relating to “adjusted gross margins,” and the results of “unconsolidated joint ventures.”

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

Overview of Capital Resources and Liquidity

Our principal uses of capital in the three and six months ended June 30, 2012 and 2013 were land and property purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. In addition, during the 2013 period, we made significant payments and incurred significant expenses in connection with our Reorganization Transactions. Historically, we have used a combination of capital contributions and intercompany borrowings from our former parent, Taylor Wimpey plc, and funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, platts, vertical development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

We have a defined strategy for cash management, particularly as related to cash outlays for land and inventory development. We had $84.0 million of cash used in operating activities for 2012 and $294.5 million of cash used in operating activities in 2013. Our principal cash uses in 2013 were real estate inventory acquisitions. We generated the cash used in 2013 through our operating activities, borrowings under our revolving facilities and the issuances of the 2021 Senior Notes.

Since the Acquisition, we have primarily funded our cash needs from cash from operations and cash generated from our offerings of 2020 and 2021 Senior Notes, and until recently have had minimal draws on our revolving facilities other than the draw to fund the Darling acquisition. Our need for letters of credit has been primarily fulfilled through the TD Bank Facility, the revolving facilities and the HSBC Bank Facility, which are discussed in more detail below. We believe that our solid balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions.

Having completed the IPO and the issuance of the $550.0 million of 2021 Senior Notes and having entered into the new $400.0 million Restated Revolving Credit Facility, we believe that we can fund our cash needs for planned and projected operations for the next twelve months from cash on hand and cash generated from operations and borrowings under our Restated Revolving Credit Facility. As of June 30, 2013, under our Restated Revolving Credit Facility, we had $379.8 million of additional availability for borrowings and $179.8 million of additional availability for letters of credit (giving effect to $20.2 million of letters of credit outstanding as of such date) Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets as they are available. See “Recent Developments – Restated Revolving Credit Facility and 2021 Senior Notes” for more information.

Capital Resources

Cash and Cash Equivalents

As of June 30, 2013, we had available cash and cash equivalents of $421.1 million. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000.

The amount of cash and cash equivalents held by foreign subsidiaries as of June 30, 2013 was $88.9 million. While all of such cash and cash equivalents are readily convertible into U.S. dollars, we would be required to accrue and pay taxes to repatriate those funds to the U.S. Historically we have not generally repatriated such funds, since we generally have used such funds in our Canadian business. However, we may in the future repatriate such funds to the U.S.

Revolving Credit Facility and Restated Revolving Credit Facility

In 2011, the Borrowers entered into the Revolving Credit Facility. In conjunction with the August 21, 2012 offering of the Additional Notes (as defined below), the Borrowers exercised the accordion feature of the facility and expanded the line to $125.0 million in capacity. In December 2012, availability under the Revolving Credit Facility was further expanded to $225.0 million.

On April 12, 2013, the Borrowers entered into the Restated Revolving Credit Facility. The Restated Revolving Credit Facility, among other things, (a) converted the Revolving Credit Facility into an unsecured facility; (b) increased the aggregate amount of commitments under the Revolving Credit Facility to $400.0 million, of which $200.0 million will be available for letters of credit; (c) permits the Borrowers to increase the Restated Revolving Credit Facility up to an additional $200.0 million through an accordion feature; (d) permits the Borrowers to borrow up to the commitment amount under the Restated Revolving Credit Facility unless the capitalization ratio as of the most recently ended fiscal quarter exceeds 0.55 to 1.00, in which case, borrowing availability under the Restated Revolving Credit Facility will be measured by reference to a borrowing base formula to be calculated quarterly (or more frequently as the Borrowers may elect); and (e) extended the maturity date of the facility to April 12, 2017.

Borrowings under the Restated Revolving Credit Facility may be made in U.S. dollars and in Canadian dollars subject to a U.S. $80.0 million sublimit and bear interest based upon either a LIBOR or CDOR interest rate option, as applicable, or a base rate or Canada prime rate option, as applicable, as selected by the borrowers plus, in each case, an applicable margin. The applicable margin for (a) any Eurodollar Rate Loan or CDOR Rate Loan is 2.00% per annum, payable on the last date of each applicable interest period or at the end of each three-month period if the applicable interest period is longer than three months and (b) any Base Rate Loan or Canadian Prime Rate Loan, 1.00% per annum, payable quarterly. There is a fee of 0.50% per annum on the commitment (whether drawn or undrawn), payable quarterly in arrears, and subject to a 12.5 basis point reduction for quarters ending after June 30, 2013 upon the achievement of a specified capitalization ratio. The Borrowers have the right to make “amend and extend” offers to lenders of a particular class.

The Restated Revolving Credit Facility contains certain “springing” financial covenants requiring the Borrowers and their subsidiaries to comply with a certain maximum capitalization ratio and a minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility, in each case, are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that the Borrowers may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to the Borrowers, be included in the calculation of consolidated tangible net worth or consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at June 30, 2013 was 0.41 to 1.00. The minimum consolidated tangible net worth requirement was approximately $1.1 billion at June 30, 2013. At June 30, 2013, the Borrowers’ tangible net worth was $1.3 billion.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

The Borrowers had no outstanding borrowings under the Restated Revolving Credit Facility at June 30, 2013 and $50.0 million outstanding at December 31, 2012. As of June 30, 2013, the Borrowers had $379.8 million of additional availability for borrowings and $179.8 million of additional availability for letters of credit (giving effect to $20.2 million of letters of credit outstanding as of such date).

2020 Senior Notes

On April 13, 2012, the Bond Co-Issuers issued $550.0 million in aggregate principal amount of 7.750% Senior Initial Notes due 2020 (“Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were $537.4 million, net of debt issuance costs of $12.6 million, were used, in part, to repay $350.0 million of the Sponsor Loan (as discussed below). The remaining proceeds of approximately $187.4 million from the Offering were used by the Bond Co-Issuers for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

On August 21, 2012, the Bond Co-Issuers issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The Bond Co-Issuers received $132.5 million including prepaid interest, net of debt issuance costs of $3.1 million.

Interest on the 2020 Senior Notes is payable semiannually in arrears on April 15 and October 15 of each year. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes.

On April 12, 2013, TMHC used $204.2 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM, which then contributed such net proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). The Company wrote off $4.6 million of unamortized issuance costs and $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million Loss on Extinguishment of Debt in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2013.

The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among other items. The indenture governing the 2020 Senior Notes contains customary events of default. The most restrictive covenant of the indenture requires a fixed charge coverage ratio of 2.00 to 1.00. At June 30, 2013, the Company’s fixed charge ratio was 4.33 to 1.00.

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by the U.S. homebuilding subsidiaries (collectively, the “Guarantor Subsidiaries”) who guarantee the Revolving Credit Facility (as defined above), each of which is directly or indirectly 100% owned by TMM Holdings. Such guarantees are full and unconditional, and joint and several. The Company does not provide separate financial statements of the Guarantor Subsidiaries or condensed consolidating financial information because the 2020 Senior Notes are not registered and are not subject to registration rights.

The Bond Co-Issuers are entitled to redeem up to 40% of the aggregate principal amount of the 2020 Senior Notes at a redemption price of 107.750% of the aggregate principal amount plus accrued and unpaid interest on or after April 15, 2013 and prior to April 15, 2015. Following the redemption of $189.6 million aggregate principal amount of 2020 Senior Notes on April 12, 2013, the Bond Co-Issuers are entitled to redeem a further $80.4 million of 2020 Senior Notes pursuant to this redemption provision.

Upon a “Change of Control” (as defined in the indenture governing the 2020 Senior Notes), the Bond Co-Issuers would be required to make an offer to repurchase all outstanding 2020 Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest. The Bond Co-Issuers, under certain conditions, are required to offer to use unapplied proceeds from certain asset sales to redeem the 2020 Senior Notes at par.

2021 Senior Notes

On April 16, 2013, the Operating Subsidiaries issued $550.0 million of 5.25% Senior Notes due 2021. We used the net proceeds from that issuance to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory. For more information regarding the 2021 Senior Notes, see “—Recent Developments—2021 Senior Notes.”

Mortgage Company Loan Facilities

In December 2010, TMHF, the Company’s wholly owned mortgage subsidiary, entered into an agreement with Flagstar Bank (the “Flagstar Agreement”), as agent and representative for itself and other buyers of the Company’s held-for-sale mortgages named therein. The Flagstar Agreement was amended in March 2013 to reduce the interest rate minimum floor from 3.95% to 3.5%. The purpose of the Flagstar Agreement is to finance the origination of up to $30 million of mortgage loans at any one time by TMHF, subject to certain sublimits, and with a temporary accordion feature subject to approval by Flagstar, which allows for borrowings in excess of total availability. Borrowings under the facility are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The Flagstar Agreement is terminable by either party with 30 days’ notice and bears interest at a rate of LIBOR plus 2.5%, with a minimum floor of 3.5%. Borrowings under this facility are paid back with proceeds received when mortgages are sold to participating lenders in the Flagstar Agreement, or to other buyers subject to certain sublimits. The time period from borrowing to repayment is typically less than 20 business days.

At June 30, 2013 and December 31, 2012, there were $12.8 million and $38.6 million, respectively, in outstanding borrowings under the Flagstar Agreement.

In December 2011, TMHF entered into a letter agreement with Comerica Bank (the “Comerica Bank Agreement”), as agent and representative for itself and other buyers of the Company’s held-for-sale mortgages named within. In February 2013, the Comerica Bank Agreement was amended to increase the capacity from $30 million to $50 million. The line has the capacity to finance up to $50 million of mortgage loans at any one time by TMHF, subject to certain sublimits and with a temporary accordion feature subject to approval by Comerica, which allows for borrowings in excess of total availability. At June 30, 2013 and December 31, 2012, mortgage loans financed under this arrangement were $26.2 million and $41.7 million, respectively.

The mortgage borrowings outstanding as of June 30, 2013 and December 31, 2012, are collateralized by $44.8 million and $85.0 million, respectively, of mortgage loans held for sale, which comprise the balance of Mortgage Receivables in the Consolidated Balance Sheets, and $0.3 million of restricted short-term investments in certificate of deposits known as CDARS, which are included in Restricted Cash in the Consolidated Balance Sheets.

Letters of Credit, Surety Bonds and Financial Guarantees

We are often required to provide letters of credit and surety bonds to secure our performance under construction contracts, development agreements and other arrangements. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. In addition, Monarch will typically provide guarantees of the financing debt of the joint ventures through which Monarch operates, which guarantees may be secured.

We are committed, under various letters of credit, and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of the Company’s operations in Canada. Outstanding letters of credit, and surety bonds under these arrangements, including the Company’s share of responsibility for arrangements with its joint ventures, totaled $251.7 million as of June 30, 2013 and $230.8 million as of December 31, 2012. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides facilities including letters of credit of up to CAD $108.3 million or its U.S. dollar equivalent to provide letter of credit financing in support of Monarch’s projects. Under the terms of the TD Facility, the first $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There were CAD $108.3 million and CAD $102.6 million letters of credit outstanding under the TD Facility as of June 30, 2013 and December 31, 2012 respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of June 30, 2013 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $10.9 million and CAD $11.0 million letters of credit outstanding under the HSBC Facility as of June 30, 2013 and December 31, 2012 respectively.

The TD Facility contains certain financial covenants. We are required to maintain a minimum net equity and a minimum debt-to-equity ratio as well as maintain an interest coverage ratio. As of June 30, 2013, our net equity, as defined in the TD Facility, was $335.9 million (compared with the minimum requirement of $250.0 million), our debt-to-equity ratio was 112% (compared with the requirement not to exceed 125%). Violations of the financial covenants in the TD Facility, if not waived by the lenders or cured, could result in acceleration by the lenders. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our other indebtedness. As of June 30, 2013, we were in compliance with all of the covenants under the TD Facility.

Prior to the Acquisition, the TD Facility and the HSBC Facility were revolving. Pursuant to modifications made in connection with the Acquisition, the TD Facility and the HSBC facility are no longer revolving, such that to the extent any letters of credit are cancelled, or have been cancelled, the size of each facility will be reduced by the amount of such cancellation.

Both the TD Facility and the HSBC Facility are 364-day facilities that were scheduled to expire on June 30, of each year. The HSBC Facility has been renewed and extended to June 30, 2014. The Company is currently negotiating the terms of the renewal of the TD Facility, on substantially the same terms and conditions, and the existing TD Facility has been extended on an interim basis, pending the final renewal of the TD Facility. These facilities have been in place for a number of years. The annual renewal process has been proceeding in a manner similar to that in previous years. If the Company fails to renew the TD Facility, it will be required to find other sources of letters of credit to support its operations (such as cash collateral or letters of credit issued under the Credit Facility).

Other Loans Payable and Other Borrowings

Other loans payable and other borrowings as of June 30, 2013 consist of project-level debt due to various land sellers and municipalities, and is generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $161.1 million of the loans as of June 30, 2013 was 5.5% per annum, and $152.2 million of the loans were non-interest bearing. As of June 30, 2013, other loans payable and other borrowings increased by an estimated $97.3 million compared to December 31, 2012 primarily due to the closing of transactions under land purchase contracts with seller financing and high-rise funding.

Operating Cash Flow Activities

Our net cash used in operating activities amounted to $294.5 million for the six months ended June 30, 2013 compared to $84.0 million used in operating activities for the six months ended June 30, 2012. The primary cause of our increase in cash used in operating activities was our increased purchases of land inventory. These purchases were primarily funded with our operating activities and borrowings under our Restated Revolving Credit Facility. Prepaid expense increased during the quarter as amounts expended for model homes and insurance renewals increased during the period as a result of new communities opening and insurance policies conditioned on number of closings forecasted were entered into. Customer deposits increased during the quarter as amounts received related to our increased volume of sales, resulted in higher backlog amounts. Accrued other liabilities were reduced by payouts exceeding prior year quarters as well as the recognition of deferred revenue related to closings of homes on property purchased from joint venture land development operations. Income taxes payable during the prior year quarter included a reversal of a payable amount related to an uncertain tax position in which we received a favorable settlement.

Investing Cash Flow Activities

Net cash used in investing activities was $2.5 million and $9.4 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash used in 2013 was primarily the result of reduced investments in unconsolidated entities as we continue to fund existing joint venture operations, primarily in our Canada region, and decreased equipment purchases partially offset by a decrease in restricted cash from release of funds previously required to secure credit lines.

Financing Cash Flow Activities

Net cash provided by financing activities totaled $430.7 million and $181.3 million for the six months ending June 30, 2013 and 2012, respectively. Net cash provided by financing activities in 2013 was primarily attributable to our issuance of $550.0 million of 2021 Senior Notes in April 2013. In 2013 our loans receivable from mortgage operations were reduced during the quarter by $41.3 million as loans were sold to financial institutions as part of our lending procedures. Funds collected reduced the outstanding mortgage borrowings.

The decrease in 2013 is primarily related to the incremental borrowings under our revolving facilities. Additionally the proceeds from the IPO in 2013 were used to buy back $189.6 million aggregate principal amount of the 2020 Senior Notes and $482.5 million to purchase New TMM Units held by the TPG and Oaktree Holding Vehicles, JH and certain members of TMHC’s management.

Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our letters of credit, surety bonds and financial guarantees of joint ventures as of the dates indicated.

(in thousands)	June 30, 2013	December 31, 2012
Letters of credit
U.S.	$20,191	$25,333
Canada	103,237	100,462

Total outstanding letters of credit	123,428	125,795

Surety bonds
U.S.	112,359	61,619
Canada	67,797	48,369

Total outstanding surety bonds	180,156	109,988

Financial guarantees of joint ventures, proportionate
Letters of credit	16,772	14,013
Borrowings	71,350	52,847

Total outstanding financial guarantees of joint ventures	88,122	66,860

Total outstanding letters of credit, surety bonds and financial guarantees of joint ventures	$391,706	$302,643

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at June 30, 2013 or December 31, 2012.

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities

We participate in a number of strategic land development and homebuilding joint ventures with unrelated third parties. These joint ventures operate primarily in our Canada region and relate mainly to our high-rise developments. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners.

As of June 30, 2013, we had equity investments in 34 unconsolidated land development and homebuilding joint ventures, compared to 39 at December 31, 2012. Not all of these joint ventures are actively engaged in operations and some may be maintained, despite no longer being operational.

Investment in unconsolidated land development and homebuilding joint ventures

(in thousands)	June 30, 2013	December 31, 2012
East	$666	$723
West	—	—
Canada	80,459	73,210
Other	1,105	532

Total	$82,230	$74,465

These joint ventures often obtain acquisition, development and construction financing, designed to reduce our equity investment and improve our overall returns. This joint venture specific indebtedness is typically secured by all assets of the entity raising the debt. As of June 30, 2013, our unconsolidated joint ventures’ borrowings were $207.4 million compared to $162.2 million at December 31, 2012. Our proportional share of letters of credit issued and indebtedness was $16.8 million and $71.4 million at June 30, 2013 and $14.0 million and $52.8 million at December 31, 2012.

As added support to the third party lenders of these unconsolidated joint ventures related to our Canadian business, secured guarantees are typically provided by Monarch, typically in proportion to Monarch’s equity ownership in the joint ventures. As of June 30, 2013, our maximum recourse exposure related to outstanding indebtedness and letters of credit issued by our unconsolidated land development and homebuilding joint ventures totaled $186.1 million, an increase from $140.4 million as of December 31, 2012. We also provide completion and performance guarantees for projects undertaken by our unconsolidated joint ventures.

The summarized balance sheets below of our unconsolidated land development and homebuilding joint ventures with recourse to us were as follows:

Summary balance sheet

(in thousands)	June 30, 2013	December 31, 2012
Assets	$516,606	$473,115
Liabilities	383,725	356,094
Equity	132,881	117,021

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of June 30, 2013, we had outstanding land purchase and lot option contracts of $457.5 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. For additional detail, see “—Commercial Commitments and Off-Balance Sheet Arrangements.”

Seasonality

Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a significant portion of our home closings occur during the third and fourth calendar quarter. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

•	the timing of the introduction and start of construction of new projects;

•	the timing of project sales;

•	the timing of closings of homes, condominium units, lots and parcels;

•	our ability to continue to acquire land and options on that land on acceptable terms;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in the areas in which we operate;

•	mix of homes closed;

•	construction timetables;

•	the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes; and

•	the cost and availability of materials and labor; and

•	environmental conditions and weather in the markets we build in.

As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue.

In contrast to our typical seasonal results, the weakness in homebuilding market conditions in the United States during past years has mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

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

Critical Accounting Policies

General

A comprehensive enumeration of the significant accounting policies is presented in Note 2 to our audited consolidated financial statements for the year ended December 31, 2012 filed with our Registration Statement. Each of our accounting policies is based upon current authoritative literature that collectively comprises U.S. GAAP. In instances where alternative methods of accounting are permissible under U.S. GAAP, the method used is that which most appropriately reflects the nature of our business, the results of our operations and our financial condition, and we have consistently applied those methods over each of the periods presented in the financial statements.

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

Land Sales

Land closings revenue is recognized when title is transferred to the buyer, we have no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sale is deferred until these conditions are met.

Mortgage Operations Revenue

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

Real Estate Inventory

Inventory consists of land, land under development, homes under construction, completed homes, and model homes, and is stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes, overhead, and condominium construction costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis.

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” ASC Topic 360 requires that companies evaluate long-lived assets that are expected to be held and used in operations, including inventories, for recoverability based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. On a quarterly basis, each community is reviewed for actual sales pace, actual margin on closed homes and margin on homes in backlog. If a community is not in closeout (it would be in closeout if it had fewer than 15 remaining homes) and the actual or projected home margin is less than 10%, the community is tested for impairment by comparing the estimated undiscounted remaining cash flows to the current carrying value. At the end of each year, we prepare for each community an estimated remaining undiscounted cash flow and compare it to the community’s carrying value. The estimates and assumptions used are based on current community sales prices, absorption paces, house costs and current development budgets. There are no assumptions of increases in either pace or price. For assets that are currently “mothballed” (i.e., strategic long-term land positions not currently under development or subject to an active selling effort), assumptions are based on current development plans and current price, pace and house costs of similar communities. Discount rates are determined using a base rate, which may be increased depending on the total remaining lots in a community, the development status of the land, the market in which it is located and if the product is higher-priced with potentially lower demand. A specific community can be sensitive to various components depending on the life phase of a community. For example, a community with 150 remaining lots would be more materially impacted by a pace change than a community with 20 remaining lots.

If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. We evaluate cash flows on a community-by-community basis. These cash flows are significantly impacted by various estimates of sales prices, construction costs, sales pace, and other factors. We evaluated 176 communities as of June 30, 2013 and 126 communities as of December 31, 2012 for impairments. No impairments were recorded for either period.

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

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase and concluding with the sale, construction and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or finished lots. In the six months ended June 30, 2013 and 2012, we were actively selling in an average of 176 and 126 communities, respectively.

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

We have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a nonrefundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements and reflect such assets and liabilities as consolidated real estate not owned within our inventory balance in the Consolidated Balance Sheets.

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

Noncontrolling Interests – joint ventures – We consolidate joint ventures when we are the primary beneficiary. Therefore, those entities’ financial statements are consolidated into our consolidated financial statements and the other partners’ equity is recorded as noncontrolling interests – joint ventures.

Noncontrolling Interests – Principal Equityholders and Former Controlling Interests – In the Reorganization Transaction (see Note 14-Capital Structure – Reorganization Transactions), immediately prior to our initial public offering the existing holders of TMM Holdings limited partnership interests the Principal Equityholders, members of management and the board of directors, exchanged their limited partnership interests for limited partnership interests of a newly formed limited partnership, New TMM. For each limited partnership interest of New TMM received in the exchange, the Principal Equityholders, members of management and the board of directors also received, directly and indirectly, a corresponding number of shares of our Class B common stock par value $0.00001 Class B Common Stock. All of our Class B Common Stock is owned by the Principal Equityholders, members of management and the board of directors. Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit are exchangeable into one share of our Class A Common Stock in accordance with our Exchange Agreement.

The Company sold Class A Common Stock to the investing public in its initial public offering. The proceeds received in the initial public offering were used by us to purchase limited partnership interests in New TMM, such that we own an amount of limited partnership units of New TMM equal to the amount of our shares of Class A Common Stock. Our Class A Common Stock has voting rights and economic rights. Also in the Reorganization Transactions, we became the sole owner of the general partner of New TMM. As the general partner of New TMM, we exercise exclusive and complete control over New TMM. Consequently, we consolidate New TMM and record a non-controlling interest in our Consolidated Balance Sheet for the economic interests in New TMM held, directly and indirectly, by the Principal Equityholders, members of management and the board of directors.

The Noncontrolling interests – Principal Equityholders percentages at April 10, 2013 and June 30, 2013 are as follows:

	Class A Common Stock	Class B Common Stock / New TMM Units	Total(1)
April 10, 2013 and June 30, 2013	32,857,800	89,451,164	122,308,964
	26.9%	73.1%	100%

(1)	Assumes all of the holders of the New TMM Units exchange their New TMM Units and TMHC Class B Common Stock for TMHC Class A Common Stock on a one-for-one basis.

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

Income Taxes

Income tax provision year to date in 2013 was $54.0 million benefit compared to a benefit of $4.7 million in 2012. Our Canadian operations generated taxable income in each period and recorded tax expense at their effective rate. The U.S. operations recorded expense from operations, but primarily related to interest on uncertain tax positions under ASC Topic 740, “Income Taxes”.

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

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2013, 97% of our debt was fixed rate and 3% was variable rate. None of our market sensitive instruments were entered into for trading purposes. We did not utilize swaps, forward or option contracts on interest rates or other types of derivative financial instruments to manage our risk as of and for the six months ended June 30, 2013. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of June 30, 2013, we had no outstanding borrowings under our $400.0 million Restated Revolving Credit Facility. We had $379.8 million of additional availability for borrowings and $179.8 million of additional availability for letters of credit (giving effect to $20.2 million of letters of credit outstanding as of such date). See “—Recent Developments.” Our fixed rate debt is subject to a requirement that we offer to purchase the senior notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing the senior notes). We are also required to offer to purchase all of the outstanding senior notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2013. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair
(in millions, except percentage data)	2013	2014	2015	2016	2016	Thereafter	Total	Value
Fixed Rate Debt	$165.7	$58.5	$24.5	$25.4	$2.1	1,076.4	1,352.7	1,567.5
Average interest rate(1)	3.0%	3.0%	3.0%	3.0%	3.0%	6.3%	6.4%
Variable rate debt(2)	$39.0	$—	$—	$—	$—	$—	$39.0	$39.0
Average interest rate	3.4%	—	—	—	—	—	3.4%

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at June 30, 2013, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.4 million per year.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the six months ended June 30, 2013 and 2012, 11.7% and 26.2%, respectively, of our consolidated revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. We did not utilize swaps, forward or option contracts on currency exchange rates or other types of derivative financial instruments to manage our risk for the six months ended June 30, 2013. Based upon the level of our Canadian operations during the six months ended June 30, 2013, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net income by approximately $1.7 million for the six months ended June 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors”, the Risk factors set forth on Exhibit 99.1 to, and incorporated by reference in this quarterly report, the Risk Factors which materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth on Exhibit 99.1 hereto, and incorporated by reference herein and the other information set forth elsewhere in this quarterly report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On April 12, 2013, the Company completed its IPO of 32,857,800 shares of its Class A Common Stock, including 4,285,800 shares of Class A Common Stock sold in connection with the full exercise of the over-allotment option to purchase additional shares granted to the underwriters at a price to the public of $22.00 per share. The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC”. As a result of the completion of the IPO and the Reorganization Transactions, the Company became the indirect parent of TMM Holdings.

The IPO closed on April 12, 2013, and the net proceeds of the IPO to the Company were $668.6 million, determined as follows (Dollars in thousands):

Use of Proceeds
Proceeds from sale of Class A Common Stock	$722,872
Underwriting discounts and commissions	43,372
Offering costs	10,902

Net proceeds	$668,598
Purchase of New TMM Units and corresponding shares of Class B Common Stock	(482,543)
Principal and premium payment on 2020 Senior Notes	(204,180)
Cash on hand (a)	18,125

$—

The Company used $204.2 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). The Company used the remaining $464.4 million of the proceeds from the IPO, together with $18.1 million of cash on hand, to purchase 23,333,800 New TMM Units (at a price equal to the price paid by the underwriters for shares of the Company’s Class A Common Stock) held by TPG and Oaktree Holding Vehicles, JH and certain members of the Company’s management and to pay the $10.9 million of offering expenses related to the IPO.

Issuance of Class B Common Stock

On April 9, 2013, in connection with the Reorganization Transactions, we issued an aggregate of 112,784,964 shares of our Class B Common Stock to the TPG Holding Vehicle, the Oaktree Holding Vehicle, JH and certain members of our management and the Board pursuant to the terms of Class B Common Stock subscription agreements between the Company and each such purchaser. The shares of our Class B Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering, as well as the safe harbor provided by Rule 506 of Regulation D under the Securities Act. No underwriters were involved in the transaction. Pursuant to the exchange agreement by and among the Company, the TPG and Oaktree Holding Vehicles, JH and certain members of our management and our board and other existing and future holders of New TMM Units (and corresponding shares of our Class B Common Stock), shares of our Class B Common Stock may be exchanged at any time (along with a corresponding number of New TMM Units) for shares of our Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1*	Indenture, dated as of April 16, 2013, by and among Taylor Morrison Communities Inc., Monarch Communities Inc. and Wells Fargo Bank, National Association.

10.1	Registration Rights Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.2	Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated as of April 9, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.3	Exchange Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.4	Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.5	Put/Call Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and TPG TMM Holdings II, L.P. and OCM TMM Holdings II, L.P (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.6	Reorganization Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.7	U.S. Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Taylor Morrison Holdings Inc. and the other parties named therein (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

Exhibit No.	Description

10.8	Canadian Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Monarch Communities Inc. and the other parties named therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.9	Amendment Agreement, dated as of April 12, 2013, to the Credit Agreement dated as of July 13, 2011 (as amended and restated as of April 13, 2012 and as thereafter amended as of August 15, 2012 and December 27, 2012), among Taylor Morrison Communities Inc., Monarch Corporation, TMM Holdings Limited Partnership and the other parties named therein (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.10	Form of Indemnification Agreement (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.11	Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.12	Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.13	Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.14	Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.15	TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

31.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Risk Factors.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE: August 14, 2013
/s/ Sheryl Palmer
Sheryl Palmer
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1*	Indenture, dated as of April 16, 2013, by and among Taylor Morrison Communities Inc., Monarch Communities Inc. and Wells Fargo Bank, National Association.

10.1	Registration Rights Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.2	Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated as of April 9, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.3	Exchange Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.4	Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.5	Put/Call Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and TPG TMM Holdings II, L.P. and OCM TMM Holdings II, L.P (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.6	Reorganization Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.7	U.S. Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Taylor Morrison Holdings Inc. and the other parties named therein (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.8	Canadian Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Monarch Communities Inc. and the other parties named therein (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.9	Amendment Agreement, dated as of April 12, 2013, to the Credit Agreement dated as of July 13, 2011 (as amended and restated as of April 13, 2012 and as thereafter amended as of August 15, 2012 and December 27, 2012), among Taylor Morrison Communities Inc., Monarch Corporation, TMM Holdings Limited Partnership and the other parties named therein (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.10	Form of Indemnification Agreement (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.11	Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.12	Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.13	Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

Exhibit No.	Description

10.14	Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

10.15	TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185269), filed on April 8, 2013, and incorporated herein by reference).

31.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Risk Factors.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.