Form 10-Q
period 2013-09-30
Taylor Morrison Home Corp
filed 2013-11-13
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2013
Class A common stock, $0.00001 par value	32,857,800
Class B common stock, $0.00001 par value	89,451,164

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$355,415	$300,602
Restricted cash	18,893	13,683
Real estate inventory	2,268,630	1,605,968
Land deposits	35,736	28,724
Loans receivable	41,507	48,579
Mortgages receivable	45,235	84,963
Tax indemnification receivable	29,104	107,638
Prepaid expenses and other assets, net	101,905	102,952
Other receivables, net	102,178	48,951
Investments in unconsolidated entities	89,256	74,465
Deferred tax assets, net	270,858	274,757
Property and equipment, net	6,724	6,423
Intangible assets, net	14,778	18,757
Goodwill	21,594	21,594

Total assets	$3,401,813	$2,738,056

Liabilities
Accounts payable	$123,301	$98,647
Accrued expenses and other liabilities	217,920	213,414
Income taxes payable	67,312	111,513
Customer deposits	111,120	82,038
Mortgage borrowings	31,817	80,360
Loans payable and other borrowings	336,605	215,968
Revolving credit facility borrowings	—	50,000
Senior notes	1,039,661	681,541

Total liabilities	1,927,736	1,533,481
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 32,857,800 shares issued and outstanding as of September 30, 2013 and no shares issued and outstanding as of December 31, 2012	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,451,164 shares issued and outstanding as of September 30, 2013 and no shares issued or outstanding at December 31, 2012	1	—
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	674,026	—
Retained earnings	18,455	1,231,050
Accumulated other comprehensive income (loss)	2,311	(34,365)
Noncontrolling interests — joint ventures	23,257	7,890
Noncontrolling interests — Principal Equityholders	756,027	—

Total stockholders’ equity	1,474,077	1,204,575

Total liabilities and stockholders’ equity	$3,401,813	$2,738,056

See accompanying notes to the unaudited consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Home closings revenue	$622,126	$302,899	$1,484,928	$829,221
Land closings revenue	4,524	13,452	18,994	36,102
Mortgage operations revenue	7,791	5,104	20,896	13,705

Total revenues	634,441	321,455	1,524,818	879,028
Cost of home closings	489,713	235,517	1,172,748	663,656
Cost of land closings	6,120	8,918	19,417	27,881
Mortgage operations expenses	4,385	2,866	11,945	7,667

Total cost of revenues	500,218	247,301	1,204,110	699,204
Gross margin	134,223	74,154	320,708	179,824
Sales, commissions and other marketing costs	37,029	19,093	97,238	52,230
General and administrative expenses	21,944	13,252	68,193	41,091
Equity in income of unconsolidated entities	(9,425)	(3,709)	(21,049)	(11,497)
Interest (income) expense, net	(1,332)	1,601	(1,119)	—
Loss on extinguishment of debt	—	—	10,141	7,853
Other (income) expense, net	1,304	(898)	2,588	(1,655)
Indemnification and transaction expenses	396	793	188,320	13,063

Income (loss) before income taxes	84,307	44,022	(23,604)	78,739
Income tax (benefit) provision	31,675	1,586	(22,287)	(3,090)

Income (loss) before noncontrolling interests, net of tax	52,632	42,436	(1,317)	81,829
Income (loss) attributable to noncontrolling interests — joint ventures	(471)	(166)	(286)	72

Net income (loss)	53,103	42,602	(1,031)	81,757
Income (loss) attributable to noncontrolling interests — Principal Equityholders	38,840	—	(20,621)	—

Net income available to Taylor Morrison Home Corporation	$14,263	$42,602	$19,590	$81,757

Income per common share:
Basic	$0.43		$0.60
Diluted	$0.43		$0.60
Weighted average number of shares of common stock:
Basic	32,858		32,832
Diluted	122,317		122,317

See accompanying notes to the unaudited consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) before noncontrolling interests, net of tax	$52,632	$42,436	$(1,317)	$81,829
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5,147	14,981	(9)	7,552
Post-retirement benefits adjustments, net of tax	263	1,098	155	2,591

Other comprehensive income	5,410	16,079	146	10,143
Comprehensive income (loss) attributable to noncontrolling interests — joint ventures	(471)	(166)	(286)	72
Comprehensive income (loss) attributable to noncontrolling interests — Principal Equityholders	42,795	—	(22,785)	—

Comprehensive income attributable to Taylor Morrison Home Corporation	$15,718	$58,681	$21,900	$91,900

See accompanying notes to the unaudited consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands except share data, unaudited)

	Common Stock
					Additional	Stockholders’ Equity
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest - Joint Ventures	Non-Controlling Interest - Principal Equityholders	Total Stockholders Equity
Balance—December 31, 2011	—	—	—	—	—	649,209	—	(30,065)	9,421	—	628,565
Net income	—	—	—	—	—	81,757	—	—	72	—	81,829
Other comprehensive income	—	—	—	—	—	—	—	10,143	—	—	10,143
Share based compensation	—	—	—	—	—	1,664	—	—	—	—	1,664
Distributions to non controlling interests	—	—	—	—	—	—	—	—	(1,800)	—	(1,800)
Equity contributions	—	—	—	—	—	2,413	—	—	—	—	2,413
Contribution of debt in exchange for equity	—	—	—	—	—	146,633	—	—	—	—	146,633

Balance—September 30, 2012	—	—	—	—	—	881,676	—	(19,922)	7,693	—	869,447

	Common Stock
					Additional	Stockholders’ Equity
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest – joint ventures (a)	Non-Controlling Interest – Principal Equityholders	Total Stockholders Equity (a)
Balance—December 31, 2012	—	—	—	—	—	1,231,050	—	(34,365)	7,890	—	1,204,575
Establish noncontrolling interest on April 12, 2013	—	—	—	—	—	(1,231,050)	—	34,365	—	1,196,685	—
Issuance of Class A Common Stock, net of offering costs	32,857,800	—	—	—	668,598	—	—	—	—	—	668,598
Issuance of Class B Common Stock, net of offering costs	—	—	112,784,964	1	—	—	—	—	—	—	1
Repurchase of New TMM Units and corresponding number of Class B Common Stock	—	—	(23,333,800)	—	—	—	—	—	—	(482,543)	(482,543)
Net income (loss)	—	—	—	—	—	—	19,590	—	(286)	(20,621)	(1,317)
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,311	—	(2,165)	146
Dividends	—	—	—	—	—	—	(1,135)	—	—	—	(1,135)
Share based compensation	—	—	—	—	5,428	—	—	—	—	80,684	86,112
Noncontrolling interest of acquired entity	—	—	—	—	—	—	—	—	15,907	(16,013)	(106)
Distributions to noncontrolling interests—joint ventures	—	—	—	—	—	—	—	—	(254)	—	(254)

Balance—September 30, 2013	32,857,800	—	89,451,164	1	674,026	—	18,455	2,311	23,257	756,027	1,474,077

(a)	Changes in opening balances at December 31, 2012 relate to adjustments to the purchase price allocation for the Darling acquisition recorded during the nine months ended September 30, 2013 (see Note 2 – Summary of Significant Accounting Policies – Darling Acquisition).

See accompanying notes to the unaudited consolidated financial statements.

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before noncontrolling interests, net of tax	$(1,317)	$81,829
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of unconsolidated entities	(21,048)	(11,497)
Stock compensation expense	86,112	1,664
Distributions of earnings from unconsolidated entities	6,959	9,409
Depreciation and amortization	2,545	4,595
Loss on extinguishment of debt	10,141	7,853
Deferred income taxes	3,793	(6,908)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(523,256)	(202,508)
Receivables, prepaid expenses, and other assets	7,576	(63,685)
Customer deposits	30,902	22,392
Accounts payable, accrued expenses, and other liabilities	29,773	(19,409)
Income taxes payable	29,408	17,877

Net cash used in operating activities	(338,413)	(158,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,207)	(2,098)
Distribution from unconsolidated entities	3,309	—
Decrease (increase) in restricted cash	(5,564)	2,045
Investments of capital into unconsolidated entities	(1,709)	(7,325)

Net cash used in investing activities	(6,171)	(7,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of Class A common stock	668,598	—
Purchase of New TMM Units and corresponding number of shares of Class B Common Stock	(482,543)	—
Borrowings on line of credit related to mortgage borrowings	509,831	322,093
Repayment on line of credit related to mortgage borrowing	(558,374)	(318,933)
Proceeds from loans payable and other borrowings	33,683	32,629
Repayments of loans payable and other borrowings	(57,384)	(49,442)
Borrowings on revolving credit facility	907,000	—
Payments on revolving credit facility	(957,000)	—
Net proceeds from the issuance of senior notes	550,000	675,000
Repayments on senior notes	(189,608)	(350,000)
Deferred financing costs	(15,097)	(18,455)
Distributions to noncontrolling interests – joint ventures	(255)	(1,800)
Intercompany borrowings	(1,438)	—
Equity contributions	—	2,413

Net cash provided by financing activities	407,413	293,505
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8,016)	5,718

NET INCREASE IN CASH AND CASH EQUIVALENTS	$54,813	$133,457
CASH AND CASH EQUIVALENTS — Beginning of period	300,602	279,322

CASH AND CASH EQUIVALENTS — End of period	$355,415	$412,779

See accompanying notes to the unaudited consolidated financial statements.

(continued)

TAYLOR MORRISON HOME CORPORATION

Consolidated Statements of Cash Flows

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(17,765)	$(33,180)

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of joint venture loan receivable for equity in joint venture	$—	$29,143

(Increase) decrease in loans payable issued to sellers in connection with land purchase contracts	$142,960	$(59,729)

Contribution of debt in exchange for equity	$—	$146,633

Decrease in income taxes payable and related tax indemnification receivable from seller	$78,166	$9,555

See accompanying notes to the unaudited consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated and combined financial statements in the Company’s Registration Statement filing on Form S-1 (File No. 333-185269), as amended (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on April 9, 2013. In the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in its consolidated balance sheet for the economic interests in New TMM, directly or indirectly, held by the Principal Equityholders, members of management and the board of directors. The consolidated financial statements include the accounts of TMHC, TMM Holdings, Taylor Morrison, Monarch and the Company’s consolidated subsidiaries, partnerships and other entities in which the Company has a controlling financial interest, and of variable interest entities in which the Company is deemed the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments necessary for the fair presentation of the Company’s results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year. Unless the context requires otherwise, references in these financial statements to the Company are to the Company and its consolidated subsidiaries.

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

Darling Acquisition — On December 31, 2012, the Company acquired certain assets and liabilities of Darling Interests, Inc. and certain affiliated entities (collectively “Darling”), a Texas based homebuilder. Darling builds homes under the Darling Homes brand for move-up and luxury buyers in the Dallas-Fort Worth Metroplex and Houston markets. The acquisition, which consisted primarily of real estate inventory, enabled the Company to strengthen its presence in these two Texas markets. The assets and liabilities were acquired in exchange for cash consideration of $114.8. million as well as a contingent payment of $50.0 million, plus 5% of any cumulative earnings before interest and taxes above $229.5 million over the four year period following December 31, 2012. A portion of the initial purchase price was financed by $50.0 million of borrowings under the Company’s revolving credit facility with Credit Suisse, HSBC and Deutsche Bank (“Revolving Credit Facility”) and approximately $27.6 million was financed by the sellers. The purchase price to be allocated to the assets and liabilities acquired is as follows (in thousands):

Amount
Initial consideration	$114,845
Contingent consideration	8,300
Seller financing	27,605
Liabilities assumed	19,021

$169,771

In connection with the purchase price allocation for the acquisition, the Company recorded (in thousands):

	Preliminary Amount	Final Amount	Change
Real estate inventory	$111,814	$112,289	$475
Land deposits	12,500	12,500	—
Joint Venture interests before consolidation	18,999	10,200	(8,799)
Other assets	1,971	3,264	1,293
Intangibles with finite lives	9,121	9,924	803
Goodwill	15,526	21,594	6,068
Contingent consideration	(8,300)	(8,300)	—
Seller Financing	(27,605)	(27,605)	—
Liabilities assumed	(19,021)	(19,021)	—

Net assets required	$115,005	$114,845	$(160)

The $9.9 million of intangible assets with finite useful lives consist of $1.1 million of trade name, $6.0 million of lot option contracts and supplier relationships, $2.6 million of non-compete covenants and $0.2 million of favorable leases.

The Company valued the $50.0 million of contingent purchase price using probability weightings of the anticipated liability under four different scenarios: (1) business enterprise forecast of liability; (2) the contribution margin and earnings before income and tax estimates from a valuation income forecast; (3) alternative estimates of contribution margin and earnings before interest and taxes; and (4) as if the full buy out obligation was paid to Darling. The mid point of the range of the results of these probability weighted valuations was discounted, resulting in a $8.3 million liability that is included within loans payable and other borrowings at September 30, 2013 and December 31, 2012 in the Consolidated Balance Sheets.

The Company expects the entire $21.6 million of goodwill recorded from the acquisition to be deductible for tax purposes.

In the course of finalizing the purchase price allocation, the Company consolidated one joint venture resulting from the Darling acquisition that yielded a preliminary $18.9 million adjustment to the noncontrolling interests to account for joint venture partner debts in the Consolidated Statements of Stockholders’ Equity. This adjustment was finalized at $10.2 million with the adjustment recorded against Investments in Unconsolidated Entities in the balance sheet prior to consolidation of the joint venture. The Company also reclassified intangible assets totaling $8.5 million into goodwill and increased the recorded value for lot options, which was included in intangible assets, by $1.5 million resulting in a net increase in the final goodwill amount of $7.0 million.

Additionally, the Company incurred $1.8 million of transaction costs which were recorded in 2012 as Other (Income) Expense, Net in the Consolidated Statement of Operations. Darling’s Dallas and Houston operations were integrated into the Company’s East region for segment reporting purposes.

The December 31, 2012 comparative information has been retrospectively adjusted for the above in accordance with ASC 805 Business Combinations. Amortization of approximately $1.1 million related to the reclassified intangible assets has been reversed in the current period and is included in general and administrative expenses for the three and nine months ending September 30, 2013. Additional amortization of $0.4 million taken on the increase in lot options has been included in Cost of Home Closings for the three and nine months ended September 30, 2013.

Reclassifications — Certain prior year balances affected by purchase price accounting in the accompanying consolidated financial statements were reclassified in accordance with ASC 805 Business Combinations. The reclassifications have no effect on the previously reported net income and are described in more detail in Note 2 – Summary of Significant Accounting Policies – Darling Acquisition

Use of Estimates — The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the purchase price allocations, valuation of certain real estate, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Loans Receivable — Loans receivable, which consist of amounts due from land buyers and certain of the Company’s joint ventures, are generally secured by the underlying land, bear interest at average interest rates of 5.0% and 5.5% as of September 30, 2013 and December 31, 2012, respectively, and mature at various dates through 2013. The Company imputes interest based on relevant market data for loans with no stated interest rate.

Other Receivables — Other receivables primarily consist of amounts due from buyers of condominiums, as well as other amounts expected to be recovered from various community development districts and utility deposits. Allowances of $0.6 million at September 30, 2013 and $1.1 million at December 31, 2012 are maintained for potential credit losses based on historical experience, present economic conditions, and other factors considered relevant by the Company.

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, “ASC 360” the Company reviews its real estate inventory for indicators of impairment by evaluating each community during each reporting period. In conducting the review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. The Company pays particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, the Company identifies communities with indicators of impairment and then performs additional analysis to determine if the carrying value exceeds the communities’ undiscounted cash flows. ASC 360 requires that companies evaluate long-lived assets that are expected to be held and used in operations, including inventories, for recoverability based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. The Company estimates the fair value of its communities using a discounted cash flow model. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type by community, home-site sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Every division evaluates the historical performance of each of its communities, as well as current trends in the market and economy impacting the community and its surrounding areas. These trends are analyzed for each of the estimates listed above.

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

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors adjusted for any changes in cost structure. Costs assumed in the cash flow model for the Company’s communities are generally based on the rates the Company is currently obligated to pay under existing contracts with its vendors, adjusted for any anticipated cost reduction initiatives or increases in cost structure.

Since the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions or strategies that may lead the Company to incur additional impairment charges in the future. Using all available information, the Company calculates its best estimate of projected cash flows for each community. While many of the estimates are calculated based on historical and projected trends, all estimates are subjective and change from market to market and community to community as market and economic conditions change. The determination of fair value also requires discounting the estimated cash flows at a rate the Company believes a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. For the three and nine months ended September 30, 2013 and 2012, no impairment charges were recorded. In certain cases, the Company may elect to stop development and/or marketing of an existing community if it believes the economic performance of the community would be maximized by deferring development for a period of time to allow market conditions to improve. The decision may be based on financial and/or operational metrics. If the Company decides to stop developing a project, it will impair such project if necessary to its fair value as discussed above and then cease future development and/or marketing activity until such a time when the Company believes that market conditions have improved and economic performance can be maximized.

When the Company elects to stop development of a community, it is management’s belief that the community is affected by local market conditions that are expected to improve within the next three to five years. Therefore, a temporary postponement of construction and development is expected to yield better returns. For these communities, management’s assessment of the carrying value of these assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future some of these inactive communities may be re-opened while others may be sold. As of September 30, 2013, there were 20 inactive projects with a carrying value of $27.3 million of which $4.5 million and $22.8 million is in the East and West Region, respectively. During the nine months ended September 30, 2013, the Company placed one community into inactive status and moved two communities into active status.

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase, and concluding with the sale, construction, and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate, and whether the Company purchased the property as raw land or finished lots. As of September 30, 2013 and 2012, the Company was actively selling in 181 (including 42 communities related to Darling), and 126 communities, respectively.

As discussed below under “Investments in Unconsolidated Entities and Variable Interest Entities”, in the ordinary course of business, the Company acquires various specific performance lots through existing lot option agreements and has consolidated $20.6 million of real estate not owned under these contracts into Real Estate Inventory with a corresponding liability in Loans Payable and Other Borrowings in the Consolidated Balance Sheet as of September 30, 2013.

Inventory consists of the following (in thousands):

	September 30, 2013	December 31, 2012 (a)
Operating communities	$1,822,271	$1,269,681
Real estate not owned	20,632	—
Real estate held for development or sale	425,727	336,287

Total	$2,268,630	$1,605,968

(a)	Changes in the amounts recorded at December 31, 2012 relate to adjustments made to the purchase price allocation of the Darling Acquisition. Inventory adjustments reflect the effect of adjustments to the joint venture interests and the underlying real estate assets after consolidation.

Capitalized Interest — The Company capitalizes certain interest costs to real estate inventory during the development and construction periods. Capitalized interest is charged to Cost of Home Closings when the related inventory is delivered. Interest capitalized, incurred, and expensed is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest capitalized — beginning of period	$76,515	$48,159	$59,643	$27,491
Interest incurred	22,034	12,989	59,231	46,132
Interest expense not qualified for capitalization and included as interest expense	—	—	(700)	—
Interest amortized to cost of revenues	(16,344)	(6,744)	(35,969)	(19,219)

Interest capitalized — end of period	$82,205	$54,404	$82,205	$54,404

Land Deposits — The Company pays deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased. Deposits are recorded as a component of Real Estate Inventory in the Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are nonrefundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable. The Company reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate inventory impairment analysis. Refundable deposits are recorded in Prepaid Expense and Other Assets, Net in the accompanying Consolidated Balance Sheets.

The Company is subject to the usual obligations associated with entering into contracts, including option contracts, for the purchase, development, and sale of real estate inventory in the routine conduct of its business. The Company has acquired a number of land purchase option contracts, generally through cash deposits or letters of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The Company does not have title to the property and the creditors generally have no recourse against the Company, except in Canada where sellers have full recourse under statutory regulations. The Company’s obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits and/or letters of credit. As of September 30, 2013 and December 31, 2012, the Company had the right to purchase approximately 7,810 and 5,013 lots under land option and land purchase contracts, respectively, which represents purchase commitments of $509.6 million and $268.0 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the Company had $35.7 million in land deposits and had posted $5.3 million in letters of credit related to land options and land purchase contracts. As of December 31, 2012, the Company had $28.7 million in land deposits and had posted $0.2 million in letters of credit related to land options and land purchase contracts.

For the three and nine months ended September 30, 2013 and 2012, no impairment of option deposits and capitalized pre-acquisition costs for abandoned projects were recorded. The Company continues to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future, particularly in those instances where land sellers or third-party financial entities are unwilling to renegotiate significant contract terms.

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

In accordance with ASC Topic 810, Consolidation, the Company has concluded that when it enters into an option or purchase agreement to acquire land or lots and pay a nonrefundable deposit, a VIE may be created because the Company is deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. For each VIE, the Company assesses whether it is the primary beneficiary by first determining if the Company has the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company is not able to control such activities, it is not considered the primary beneficiary of the VIE. If the Company does have the ability to control such activities, the Company will continue its analysis by determining if it is expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will potentially benefit from a significant amount of the VIE’s expected gains. If the Company is the primary beneficiary of the VIE, it will consolidate the VIE in its consolidated financial statements and reflect such assets and liabilities as consolidated real estate not owned within the Company’s inventory balance in the accompanying Consolidated Balance Sheets (See Note 2 – Summary of Significant Accounting Policies – Real Estate Inventory). The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consists of nonrefundable option deposits totaling $35.7 million and $28.7 million, as of September 30, 2013 and December 31, 2012, respectively. Additionally, the Company posted $5.3 million and $0.2 million of letters of credit in lieu of cash deposits under certain option contracts as of September 30, 2013 and December 31, 2012, respectively. Creditors of these VIEs, if any, generally have no recourse against the Company (See Note 6 – Debt – Letters of Credit, Surety Bonds and Guarantees).

The Company is also involved in several joint ventures with independent third parties for homebuilding activities. The Company uses the equity method of accounting for entities it does not control or where it does not own a majority of the economic interest, but has the ability to exercise significant influence over the operating and financial policies of the investee. For those unconsolidated entities in which the Company functions as the managing member, the Company has evaluated the rights held by its joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, the Company’s share of net earnings or losses is included in Equity in Income of Unconsolidated Entities when earned and distributions are credited against its investment in the joint venture when received. See Note 3 for financial statement information related to unconsolidated entities.

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

The evaluation of the Company’s investment in unconsolidated entities includes certain critical assumptions made by management: (1) projected future distributions from the unconsolidated entities; (2) discount rates applied to the future distributions; and (3) various other factors. The Company’s assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities. The unconsolidated entities generally use a discount rate of approximately 12-18% in their reviews for impairment, subject to the perceived risks associated with the community’s cash flow streams relative to its inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the equity in loss from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities.

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

Noncontrolling Interests — Principal Equityholders — In the Reorganization Transactions (see Note 14-Capital Structure – Reorganization Transactions), immediately prior to the Company’s initial public offering the existing holders of TMM Holdings Limited partnership interests, the Principal Equityholders, members of management and the board of directors, exchanged their limited partnership interests for limited partnership interests of a newly formed limited partnership, New TMM. For each limited partnership interest of New TMM received in the exchange, the Principal Equityholders, members of management and the board of directors also received, directly or indirectly, a corresponding number of shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”). All of the Company’s Class B Common Stock is owned by the Principal Equityholders, members of management and the board of directors. The Company’s Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit are exchangeable into one share of the Company’s Class A Common Stock in accordance with the Company’s Exchange Agreement.

The Company sold Class A Common Stock to the investing public in its initial public offering. The proceeds received in the initial public offering were used by the Company to purchase limited partnership interests in New TMM (“New TMM Units”), such that the Company owns an amount of limited partnership units of New TMM equal to the amount of the Company’s outstanding shares of Class A Common Stock. The Company’s Class A Common Stock has voting rights and economic rights. Also, in the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in its Consolidated Balance Sheet for the economic interests in New TMM, directly or indirectly, held by the Principal Equityholders, members of management and the board of directors.

The Noncontrolling interests – Principal Equityholders percentages at September 30, 2013 are as follows:

Class A Common Stock	Class B Common Stock	Total(1)
32,857,800	89,451,164	122,308,964
26.9%	73.1%	100%

(1)	Assumes all of the holders of the Class B Common Stock exchange their shares for Class A Common Stock on a one-for-one basis.

Activity in the Noncontrolling interests – Principal Equityholders and former controlling interests net income (loss) amounts is as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Post IPO Noncontrolling interests — Principal Equityholders	$38,840	$53,332
Pre IPO Controlling Interest	—	(73,953)

Noncontrolling interests — Principal Equityholders	$38,840	$(20,621)

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other “ASC 350.” ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. No goodwill impairment charges were recorded in the three or nine months ended September 30, 2013 and 2012.

Warranty Reserves:

U.S. Operations — The Company offers warranties on homes that generally provide for limited one-year warranties to cover various defects in workmanship or materials or to cover structural construction defects. The Company may also offer a longer structural warranty in certain markets or to comply with regulatory requirements. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The Company’s warranty reserves are based on factors that include an actuarial study for structural warranty, historical and anticipated warranty claims, trends related to similar product types, number of home closings, and geographical areas. The structural warranty is carried by Beneva Indemnity Company, a wholly owned subsidiary of Taylor Morrison. The Company also provides third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reserve — beginning of period	$41,469	$36,989	$39,760	$43,158
Purchase price allocations	57	—	180	—
Additions to reserves	3,324	1,823	11,463	5,141
Costs and claims incurred	(2,113)	(1,163)	(9,522)	(11,658)
Change in estimates to preexisting reserves	1,252	(187)	2,500	572
Foreign currency adjustment	146	(1)	(246)	248

Reserve — end of period	$44,135	$37,461	$44,135	$37,461

Revenue Recognition:

Home Sales — Revenues from home sales are recorded at closing, using the completed contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, there is no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

Condominium Sales — Revenues from the sale of condominium units is recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund under applicable laws except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to a rental property, the sales proceeds are collectible, and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. For the Company’s Canadian high-rise condominiums, these conditions are met when a certificate of occupancy has been received, all significant conditions of registration have been performed and the purchaser has the right to occupy the unit.

Land Sales — Revenues from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage Operations — Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans Taylor Morrison Home Funding, LLC (“TMHF”) originates are sold within a short period of time, generally 20 days, on a nonrecourse basis as further described in Note 13. After the loans are sold, the Company retains potential liability for possible claims by purchasers of the loan that it breached certain limited industry-standard representations and warranties in the loan sale agreement. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

Deposits — Forfeited buyer deposits related to home, condominium, and land sales are recognized in other income in the accompanying Consolidated Statements of Operations in the period in which the Company determines that the buyer will not complete the purchase of the property and the deposit is determined to be nonrefundable to the buyer.

Sales Discounts and Incentives — The Company grants home buyers sales discounts and incentives from time to time, including cash discounts, discounts on options included in the home, option upgrades, and seller-paid financing or closing costs. Discounts are generally accounted for as a reduction in the sales price of the home.

Income Per Common Share — Basic income per common share is computed by dividing net income available to TMHC by the weighted average number of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if Class B Common Stock and New TMM Units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Numerator:
Net income available to TMHC — basic	$14,263	$19,590
Conversion of Principal Equityholders noncontrolling interest	38,840	53,332

Net income available to TMHC — diluted	$53,103	$72,922

Denominator:
Weighted average shares — basic	32,858	32,832
Conversion of Principal Equityholders noncontrolling interest	89,451	89,477
Restricted stock units	8	7
Stock options	—	1

Weighted average shares — diluted	122,317	122,317

Income per common share:
Basic	$0.43	$0.60
Diluted	$0.43	$0.60

The Company excluded 1,433,083 stock options from the calculation of income per common share for the three and nine months ended September 30, 2013 as their inclusion is anti-dilutive.

The shares of Class B Common Stock do not have economic rights (including no rights to dividends or distribution on liquidation), but only have voting rights and therefore are not participating securities. Accordingly, basic net income per share is not presented for these shares.

Recently Issued Accounting Pronouncements — In July 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2013–11”) Income Taxes, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company does not anticipate the adoption of ASU 2013-11 will have a material effect on its consolidated financial statements or disclosures.

In April 2013, the FASB issued ASU 2013-04, Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning January 1, 2014. The Company does not anticipate the adoption of ASU 2013-04 will have a material effect on its consolidated financial statements or disclosures.

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

Summarized condensed financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Inventories	$296,518	$364,105
Other assets	151,716	109,010

Total assets	$448,234	$473,115

Liabilities and owners’ equity:
Debt	$136,975	$162,197
Other liabilities	162,671	193,897

Total liabilities	299,646	356,094

Owners’ equity:
TMM Holdings	73,767	57,837
Others	74,821	59,184

Total owners’ equity	148,588	117,021

Total liabilities and owners’ equity	$448,234	$473,115

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$77,451	$40,831	$186,483	$92,720
Costs and expenses	(49,445)	(32,307)	(123,904)	(72,708)

Income of unconsolidated entities	$28,006	$8,524	$62,579	$20,012

Company’s share in income of unconsolidated entities	$9,425	$3,709	$21,049	$11,497

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

The investment in unconsolidated entities on the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 includes the fair value adjustments as a result of purchase accounting, while the amounts in this note for the corresponding periods represent the original equity amounts.

Fair value adjustments for the Company’s investment in unconsolidated entities are recorded at the consolidated level and are amortized against the Company’s share of earnings of the underlying joint ventures as the underlying joint venture assets are sold.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

A summary of the changes in goodwill during 2013 is as follows (in thousands):

Carrying Amount
Balance at December 31, 2012	$15,526
Adjustments (a)	$6,068

Adjusted balance at December 31, 2012	$21,594
Additions	$—
Adjustments	$—

Balance at September 30, 2013	$21,594

(a)	Represents adjustments to the purchase price allocation for the December 31, 2012 acquisition of Darling in 2013 (see Note 2 – Summary of Significant Accounting Policies – Darling Acquisition).

INTANGIBLE ASSETS

A summary of the changes in the opening balance as of December 31, 2012 is as follows (in thousands):

Carrying Amount
Balance at December 31, 2012	$17,954
Adjustments (a)	$803

Adjusted balance at December 31, 2012	$18,757

Intangible assets consist of the following (in thousands):

	September 30, 2013					December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Remaining Useful Life (b)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (b)
Tradenames	$11,322	$(2,319)	$(141)	$8,862	7.5	$11,449	$(1,516)	$9,933	8.7
Lot option contracts and land supplier relationships	6,000	(2,559)	—	3,441	3.3	6,000	—	6,000	2.0
FMV Leases	224	(24)	—	200	6.2	224	—	224	5.0
Non-compete covenants	2,600	(325)	—	2,275	5.3	2,600	—	2,600	6.0

Total	$20,146	$(5,227)	$(141)	$14,778		$20,273	$(1,516)	$18,757

(a)	Represents adjustments made in 2013 to the purchase price allocation for the December 31, 2012 acquisition of Darling (see Note 2 – Summary of Significant Accounting Policies – Darling Acquisition).
(b)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense recorded during the three and nine months ended September 30, 2013 and 2012 was $(0.6) million and $1.3 million and $0.3 million and $0.8 million, respectively. Additionally, during the three and nine months ended September 30, 2013, $1.2 million and $2.6 million, respectively, of lot option contracts were reclassified to inventory as the lot options were exercised.

As of September 30, 2013, future amortization expense for intangible assets is estimated to be (in thousands):

October 1, 2013 to December 31, 2013	$1,004
2014	3,529
2015	2,154
2016	1,937
2017	1,962
Thereafter	4,192

Total	$14,778

5. LOANS PAYABLE AND OTHER BORROWINGS

Loans payable and other borrowings as of September 30, 2013 and December 31, 2012 consist of amounts due to various land sellers and $27.6 million of debt payable to the former owners of Darling at 8.0%. See Note 2 for more information related to the Company’s December 31, 2012 acquisition of Darling. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2013 and from 0% to 8% at December 31, 2012, and generally are secured by the land that was acquired with the loans. The Company imputes interest for loans with no stated interest rates. As of September 30, 2013 and December 31, 2012, the Company was in compliance with all financial covenants.

Principal maturities of loans payable and other borrowings for the years ending December 31 are as follows (in thousands):

2013	$90,480
2014	131,645
2015	46,008
2016	40,493
2017	16,122
Thereafter	11,857

Total loans payable and other borrowings	$336,605

6. DEBT

2020 Senior Notes

On April 13, 2012, Taylor Morrison Communities, Inc. and Monarch Communities Inc. (together, the “Bond Co-Issuers”) issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were $537.4 million, net of debt issuance costs of $12.6 million, and were used, in part, to repay $350.0 million of the Sponsor Loan (as discussed below). The remaining proceeds of approximately $187.4 million from the Offering were used by the Bond Co-Issuers for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

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

On April 12, 2013, TMHC used $204.3 million of the net proceeds of the IPO to acquire new TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such net proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). The Company wrote off $4.6 million of unamortized issuance costs and $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in Loss on Extinguishment of Debt in the Consolidated Statements of Operations for the nine months ended September 30, 2013.

There were approximately $11.0 million and $17.5 million in unamortized bond financing costs at September 30, 2013 and 2012, respectively, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2013 and 2012, the Company amortized $0.4 million and $1.5 million and $0.6 million and $1.0 million of deferred financing costs, respectively. There is $4.3 million of unamortized original issue premium included in the 2020 Senior Notes.

The 2020 Senior Notes will mature on April 15, 2020. Interest on the 2020 Senior Notes accrues at 7.75% per annum, payable semiannually in arrears on April 15 and October 15 of each year. The 2020 Senior Notes and the Guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among other items. The indenture governing the 2020 Senior Notes contains customary events of default. The most restrictive covenant of the indenture requires a fixed charge coverage ratio of 2.00 to 1.00. At September 30, 2013, the Company’s fixed charge coverage ratio was 4.00 to 1.00.

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

There were approximately $9.0 million in unamortized bond financing costs at September 30, 2013 related to the 2021 Senior Notes, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. These costs are amortized to Interest Expense in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, the Company amortized $0.3 million and $0.6 million of deferred financing costs, respectively.

The 2021 Senior Notes will mature on April 15, 2021. Interest on the 2021 Senior Notes accrues at 5.25% per annum, paid semi-annually, in arrears, on April 15th and October 15th of each year, commencing October 15, 2013. The 2021 Senior Notes and the Guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The Indenture governing the 2021 Senior Notes contains covenants that, among other things, restrict the Issuers’ ability and the ability of their restricted subsidiaries to (i) make investments; (ii) pay dividends or make other distributions on capital stock or make payments in respect of subordinated indebtedness; (iii) incur additional indebtedness or issue preferred stock; (iv) asset dispositions; (v) consolidate, merge or transfer all or substantially all of their assets; (vi) create certain liens; (vii) enter into agreements that restrict dividends or other payments from their restricted subsidiaries to the Issuers or their restricted subsidiaries; (viii) engage in transactions with affiliates, among other items; and (ix) create unrestricted subsidiaries. The most restrictive covenant of the indenture requires a fixed charge coverage ratio of 2:00 to 1:00. At September 30, 2013, the Company’s fixed charge coverage ratio was 4.00 to 1.00.

The 2021 Senior Notes are guaranteed by the same Guarantor Subsidiaries that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior notes contains covenants, change of control and asset sale offer provisions that are similar to those contained in the indenture governing the 2020 Senior Notes.

At any time prior to April 15, 2016, the Bond Co-Issuers are permitted to redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes at a redemption price of 105.25% of their principal amount, plus accrued and unpaid interest. The 2021 Senior Notes are not subject to registration rights.

Revolving Credit Facility

In 2011, Taylor Morrison Communities, Inc. and Monarch (together, the “Borrowers”) entered into a $75.0 million Revolving Credit Facility secured by the underlying assets of the U.S. operations. In conjunction with the August 21, 2012 Additional Notes offering, the Borrowers exercised the accordion feature of the facility and expanded the line to $125.0 million in capacity. In December 2012, availability under the Revolving Credit Facility was further expanded to $225.0 million.

On April 12, 2013, the Borrowers entered into an amendment agreement (the “Amendment”) to the Revolving Credit Facility (the “Restated Revolving Credit Facility”). The Amendment, among other things: (a) converted the Revolving Credit Facility into an unsecured facility; (b) reduced the Eurodollar application margin from 3.25% to 2.00% (subject to a step-up or step-down based on a capitalization ratio) and base rate applicable margin from 2.25% to 1.00% (subject to a step-up or step-down based on a capitalization ratio); (c) increased the aggregate amount of commitments under the Revolving Credit Facility to $400.0 million, of which $200.0 million are available for letters of credit; (d) permits the Borrowers to increase the Restated Revolving Credit Facility up to an additional $200.0 million through an incremental facility feature; (e) permits the Borrowers to borrow up to the commitment amount under the Restated Revolving Credit Facility, unless the capitalization ratio as of the most recently ended fiscal quarter exceeds 0.55 to 1.00, in which case, borrowing availability under the Restated Revolving Credit Facility will be measured by reference to a borrowing base formula to be calculated quarterly (or more frequently as the Borrowers may elect); and (f) extended the maturity date of the facility to April 12, 2017.

Borrowings under the Restated Revolving Credit Facility may be made in U.S. dollars and in Canadian dollars subject to a U.S. $80.0 million sublimit and bear interest based upon either a LIBOR or CDOR interest rate option, as applicable, or a base rate or Canada prime rate option, as applicable, as selected by the borrowers plus, in each case, an applicable margin. The applicable margin for (a) any Eurodollar Rate Loan or CDOR Rate Loan is 2.00% per annum, payable on the last date of each applicable interest period or at the end of each three-month period if the applicable interest period is longer than three months and (b) any Base Rate Loan or Canadian Prime Rate Loan, 1.00% per annum, payable quarterly. There is a fee of 0.50% per annum on the commitment (whether drawn or undrawn), payable quarterly in arrears, and subject to a 12.5 basis point reduction for quarters ending after September 30, 2013 upon the achievement of a specified capitalization ratio. The Borrowers have the right to make “amend and extend” offers to lenders of a particular class.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring the Borrowers and their subsidiaries to comply with a certain maximum capitalization ratio and a minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility, in each case, are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that the Company may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to the Borrowers, be included in the calculation of consolidated tangible net worth or consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at September 30, 2013 was 0.41 to 1.00. The minimum consolidated tangible net worth requirement was approximately $1.1 billion at September 30, 2013. At September 30, 2013, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.4 billion.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2013 and December 31, 2012, the Company was in compliance with its financial covenants.

The Borrowers had no outstanding borrowings under the Restated Revolving Credit Facility at September 30, 2013 and $50.0 million outstanding at December 31, 2012. As of September 30, 2013, the Borrowers had $376.5 million of additional availability for borrowings including $176.5 million of additional availability for letters of credit (giving effect to $23.5 million of letters of credit outstanding as of such date).

In connection with the Revolving Credit Facility and the Restated Revolving Credit Facility, the Company capitalized $5.7 million and $3.8 million of financing fees in 2013 and 2012, respectively. These fees are amortized to Interest Expense in the Consolidated Statements of Operations. The Company recorded amortization of $0.7 million and $1.8 million and $0.2 million and $0.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

Mortgage Company Loan Facilities

TMHF, the Company’s wholly owned mortgage subsidiary, has certain outstanding facilities, as described further in Note 13, below.

Letters of Credit, Surety Bonds and Guarantees

The Company, through its subsidiaries is committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of the Company’s operations in Canada. Outstanding letters of credit and surety bonds under these arrangements, including the Company’s share of responsibility for arrangements with its joint ventures, totaled $248.8 million as of September 30, 2013 and $230.8 million as of December 31, 2012. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides facilities including letters of credit of up to CAD $100.0 million or its U.S. dollar equivalent to provide letter of credit financing in support of Monarch’s projects. Under the terms of the TD Facility, the first CAD $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. Monarch also guarantees the credit facilities that certain joint ventures are party to with the Toronto – Dominion Bank. There was a total of CAD $107.4 million and CAD $102.6 million letters of credit outstanding under the TD Facilities as of September 30, 2013 and December 31, 2012, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of September 30, 2013 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $9.0 million and CAD $11.0 million letters of credit outstanding under the HSBC Facility as of September 30, 2013 and December 31, 2012, respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that expire on June 30th each year. Both Facilities have been renewed and extended to June 30, 2014 on terms substantially similar to those in effect prior to the extension.

Sponsor Loan

In connection with the Acquisition in July 2011, Taylor Morrison and Monarch entered into a loan agreement with certain investment funds managed by Oaktree Entities and TPG Entities, providing for a $625.0 million senior unsecured loan (the “Sponsor Loan”) maturing on July 13, 2018. The Sponsor Loan was issued at a discount of 2.5% for $500.0 million of the balance and at par for the remaining $125.0 million balance. In August 2011, $125.0 million of the Sponsor Loan was repaid by Monarch from operating cash. In April 2012, in connection with the offering of the 2020 Senior Notes above, $350.0 million of the Sponsor Loan was repaid in full and the remaining $150.0 million, net of unamortized discount, was acquired by a subsidiary of the Bond Co-Issuers and in exchange the TPG Entities and Oaktree Entities acquired $150.0 million of TMM Holdings Class A Units. The remaining balance of the unamortized discount totaling $7.9 million was written off in the quarter ended September 30, 2012 as a result of the retirement of the Sponsor Loan. Amortization expense of the discount was $0.0 million and $0.4 million the three and nine months ending September 30, 2012 which is included in interest expense in the accompanying consolidated statements of operations. The Sponsor Loan bore a 13% annual interest rate calculated on a 360-day year. Interest amounts were paid quarterly on the final day of the period. No interest was unpaid or accrued as of September 30, 2012.

There were no amounts outstanding under the Sponsor Loan at September 30, 2013 and December 31, 2012.

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

Mortgage receivables and mortgage borrowings attributable to Taylor Morrison are recorded at fair value which are considered a level 2 valuation. The carrying values of mortgage receivables exceeds the face value by approximately $0.8 million and $4.6 million as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, the carrying value of the Company’s loans payable and other borrowings of $336.6 million and $216.0 million, respectively, approximated fair value. The estimated fair values of the Company’s loans payable are considered a level 2 valuation.

The fair value of the Company’s 2020 Senior Notes and 2021 Senior Notes is considered a Level 2 valuation in the hierarchy for fair value measurement and is derived from quoted market prices by independent dealers and is as follows (in thousands):

	September 30, 2013		December 31, 2012
	Aggregate Principal	Estimated Fair Value	Aggregate Principal		Estimated Fair Value
Description:
2020 Senior Notes	$485,392	$532,718		$675,000		$723,938
2021 Senior Notes	$550,000	$517,000	$	N/A	$	N/A

The Company considers the carrying value of cash and cash equivalents, restricted cash, loans receivable, other receivables, net, accounts payable and Restated Revolving Credit Facility borrowings to approximate fair value due to their short-term nature.

The allocation of purchase price to the assets and liabilities related to the December 31, 2012 Darling acquisition have been recorded at fair value on a non recurring basis using significant Level 3 unobservable assumptions and valuation inputs.

8. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2013 and 2012 was composed of the statutory tax rates in the United States and Canada and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, changes in deferred tax assets, the establishment of uncertain tax positions, and interest relating to uncertain tax positions. In addition, the effective tax rate for the three months ended September 30, 2013 increased as a result of the IPO and Reorganization Transactions whereby TMHC became an indirect owner of the Company’s United States and Canadian corporations. Due to the percentage ownership TMHC ultimately holds in these corporations, the Company’s effective tax rate increased to take into account the incremental United States corporate tax that would result in the event that these entities distributed their earnings. The IPO and Reorganization Transactions also resulted in an increase to the Company’s effective tax rate for the nine months ended September 30, 2013 due to the non-deductible charge related to modification of the TMM Holdings Class J Units during the three months ended June 30, 2013.

The provision (benefit) for income taxes for each of the three and nine months periods ended September 30, 2013 and 2012 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	18,681	(785)	(47,268)	(13,852)
Foreign	12,994	2,371	24,981	10,762

Total income tax provision (benefit)	31,675	1,586	(22,287)	(3,090)

As of September 30, 2013, cumulative gross unrecognized tax benefits were $21.0 million in the U.S. and $9.8 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2012, the Company’s cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $9.8 million in Canada. These amounts are included in income taxes payable in the accompanying consolidated balance sheets at September 30, 2013 and December 31, 2012. Total unrecognized tax benefits expected to reverse in the next 12 months is $12.0 million.

9. RELATED-PARTY TRANSACTIONS

From time to time, the Company may engage in transactions with entities that are affiliated with one or more of the Principal Equityholders. The Company believes transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties. There were $0.0 and $19.0 million respectively, in real estate inventory acquisitions from such affiliates in the three and nine months ended September 30, 2013. There were no real estate inventory acquisitions from such affiliates in the three and nine months ended September 30, 2012.

Management and Advisory Fees — In connection with the Acquisition, affiliates of the Principal Equityholders entered into services agreements with Taylor Morrison and Monarch relating to the provision of financial and strategic advisory services and consulting services. Subsidiaries of the Company paid affiliates of the Principal Equityholders a one-time transaction fee of $13.7 million for structuring the Acquisition. In addition, the Company paid a monitoring fee for management services and advice. The management services agreement with affiliates of TPG and Oaktree was terminated immediately prior to the IPO in exchange for an aggregate payment of $29.8 million split equally between TPG and Oaktree which was recorded as Transaction Expense. Management fees for the three and nine months ended September 30, 2013, were $0.0 million and $1.4 million, respectively, and the three and nine months ended September 30, 2012 were $1.2 million and $3.7 million, respectively, and such fees are included in General and Administrative Expenses in the accompanying Consolidated Statements of Operations.

In addition, in conjunction with the formation of TMM Holdings and in connection with the Acquisition, an affiliate of JH entered into a partnership services agreement with TMM Holdings (the “JHI Services Agreement”) relating to the provision of certain services to TMM Holdings. In consideration of these services, TMM Holdings granted to the JH affiliate an amount of partnership units, subject to certain terms, conditions and restrictions contained in a unit award agreement and the TMM Holdings limited partnership agreement. Prior to the IPO, in connection with the Reorganization Transactions, the Company recorded a one-time, non-cash charge of $80.2 million. This charge was recorded a transaction expense in the Consolidated Statements of Operations in respect of the modification of the Class J Units in TMM Holdings resulting from the termination of the JHI Services Agreement between JH and TMM Holdings and the direct or indirect exchange (on a one-for-one basis) of the Class J Units in TMM Holdings for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree Holding Vehicles.

Canadian Operations — Loans and other receivables due from joint ventures and partners in the joint ventures was $41.5 million and $48.6 million as of September 30, 2013 and December 31, 2012, respectively, which comprise the balance of Loans Receivable in the accompanying Consolidated Balance Sheet.

10. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

U. S. Operations —The Taylor Woodrow (USA) U.K. Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from the Company’s U.K.-related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. At September 30, 2013 and December 31, 2012, the Company accrued $1.9 million and $1.8 million, respectively, for obligations under this plan. These obligations are recorded in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

The Company also maintains the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of Taylor Woodrow, Inc. and Morrison Homes, Inc. All full-time employees were eligible to participate in this plan. The contribution percentage is based on participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. The Company contributed to the plan $0.2 million, and $0.5 million and $0.3 million and $0.8 million for the three and nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, the unfunded status of the plan was $11.9 million. These obligations are recorded in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets.

Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

Canadian Operations — Effective January 31, 2006, Monarch elected to convert the provisions of the defined benefit plan (the “Monarch Plan”) to defined contribution provisions for service beyond January 31, 2006. As part of this conversion, the plan members were given the option to convert their defined benefits accrued prior to February 1, 2006, to the defined contribution plan. As a result,

Monarch maintains both a defined benefit plan (the “Monarch Plan”) and a defined contribution plan. Total expense for the defined contribution plan was $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.

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

11. OPERATING AND REPORTING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting, the Company has twelve homebuilding operating divisions which it aggregates into three reportable segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. The Company aggregates its operating segments into a reporting segment based on similar long-term economic characteristics. The Company has no inter-segment sales, as all sales are to external customers. The Company capitalizes certain interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of revenue when the related inventory is delivered to customers. In addition, the Company includes Mortgage Operations as a separate segment. The Company’s reporting segments are as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
East	$279,747	$117,960	$751,623	$355,429
West	203,480	112,253	504,562	277,787
Canada	143,423	86,138	247,737	232,107
Mortgage Operations	7,791	5,104	20,896	13,705

Total revenues	634,441	321,455	1,524,818	879,028
Gross margin:
East	56,828	22,857	146,418	68,986
West	44,570	21,971	108,285	45,738
Canada	29,419	27,088	57,053	59,062
Mortgage Operations	3,406	2,238	8,952	6,038

Total gross margin	134,223	74,154	320,708	179,824
Corporate and unallocated expenses(1)	(58,973)	(32,345)	(165,431)	(93,321)
Equity in income of unconsolidated entities	9,425	3,709	21,049	11,497
Indemnification and transaction expenses	(396)	(793)	(188,320)	(13,063)
Loss on extinguishment of debt	—	—	(10,141)	(7,853)
Interest and other (expense) income	28	(703)	(1,469)	1,655

Income (loss) before income taxes	$84,307	$44,022	$(23,604)	$78,739

(1)	Represents sales, commissions and other marketing costs, and general and administrative expenses which do not have a readily determinable metric to allocate to the segments

	Three Months Ended September 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$56,828	$44,570	$29,419	$3,406	$134,223
Add back interest amortized to cost of revenue	4,891	5,332	6,121	—	16,344

Adjusted gross margin	$61,719	$49,902	$35,540	$3,406	$150,567

	Three Months Ended September 30, 2012
	East	West	Canada	Mortgage Operations	Total
Gross margin	$22,857	$21,971	$27,088	$2,238	$74,154
Add back interest amortized to cost of revenue	2,526	2,350	1,868	—	6,744

Adjusted gross margin	$25,383	$24,321	$28,956	$2,238	$80,898

	Nine Months Ended September 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$146,418	$108,285	$57,053	$8,952	$320,708
Add back interest amortized to cost of revenue	11,614	13,232	11,123	—	35,969

Adjusted gross margin	$158,032	$121,517	$68,176	$8,952	$356,677

	Nine Months Ended September 30, 2012
	East	West	Canada	Mortgage Operations	Total
Gross margin	$68,986	$45,738	$59,062	$6,038	$179,824
Add back interest amortized to cost of revenue	7,151	6,056	6,012	—	19,219

Adjusted gross margin	$76,137	$51,794	$65,074	$6,038	$199,043

September 30, 2013

	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,010,323	$964,408	$329,635	$—	$—	$2,304,366
Investments in unconsolidated entities	480	—	87,533	1,243	—	89,256
Other assets	96,524	24,159	266,768	60,689	560,051	1,008,191

Total assets	$1,107,327	$988,567	$683,936	$61,932	$560,051	$3,401,813

December 31, 2012

	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$743,692	$647,877	$243,123	$—	$—	$1,634,692
Investments in unconsolidated entities	723	—	73,210	532	—	74,465
Other assets	107,830	22,069	315,436	100,200	483,364	1,028,899

Total assets	$852,245	$669,946	$631,769	$100,732	$483,364	$2,738,056

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

The Company establishes liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2013 and December 31, 2012, the Company’s legal accruals were $5.7 million and $7.5 million, respectively. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, the Company does not believe that the resolution of such matters will have a material adverse impact on its results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, the Company could incur additional charges that could be significant.

13. MORTGAGE COMPANY LOAN FACILITIES

In December 2010, TMHF, the Company’s wholly owned mortgage subsidiary, entered into an agreement with Flagstar Bank (the “Flagstar Agreement”), as agent and representative for itself and other buyers of the Company’s mortgage receivables named therein. The Flagstar Agreement was amended in March 2013 to reduce the interest rate minimum floor from 3.95% to 3.5%. The purpose of the Flagstar Agreement is to finance the origination of up to $30 million of mortgage loans at any one time by TMHF, subject to certain sublimits and with a temporary accordion feature subject to approval by Flagstar Bank, which allows for borrowings in excess of total availability. Borrowings under the facility are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The Flagstar agreement is terminable by either party with 30 days’ notice and bears interest at a rate of LIBOR plus 2.5%, with a minimum floor of 3.5%. Borrowings under this facility are paid back with proceeds received when mortgages are sold to participating lenders in the Flagstar agreement, or to other buyers subject to certain sublimits. The time period from borrowing to repayment is typically less than 20 business days. At September 30, 2013 and December 31, 2012, there were $15.1 million and $38.6 million, respectively, in outstanding borrowings under the Flagstar agreement.

In December of 2011, TMHF entered into an agreement with Comerica Bank (the “Comerica Agreement”), as agent and representative for itself and other buyers of the Company’s held-for-sale mortgages named within. In June 2013, the Comerica Agreement was amended to increase the capacity from $30 million to $50 million. The line has the capacity to finance up to $50 million of mortgage loans at any one time by TMHF, subject to certain sublimits. At September 30, 2013 and December 31, 2012, mortgage loans financed under the Comerica Agreement were $16.8 million and $41.7 million, respectively.

The mortgage borrowings outstanding as of September 30, 2013 and December 31, 2012, are collateralized by $45.2 million and $85.0 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables and $2.0 million and $2.0 million, respectively of restricted short-term investments in certificate of deposits known as CDARS, which are included in Restricted Cash in the accompanying Consolidated Balance Sheets.

14. CAPITAL STRUCTURE

Capital Structure prior to the Company’s Reorganization on April 9, 2013 and IPO on April 10, 2013:

On July 13, 2011, TMM Holdings, a partnership in which the Principal Equityholders were the equity investors, acquired Taylor Morrison and Monarch from Taylor Wimpey plc. The Acquisition was funded by an approximately $625.0 million Sponsor Loan and $620.3 million in equity contributions to TMM Holdings. In August 2011, $125.0 million of the Sponsor Loan was repaid. Certain members of management contributed approximately $3.3 million in equity to TMM Holdings in the Acquisition. Following the Acquisition, TMM Holdings had 623,619,973 Class A Units held by the limited partners. Also as part of the Acquisition and in addition to Class A Units, JH received 30,265,998 Class J-1 Units, 15,133,000 Class J-2 Units, and 15,133,000 Class J-3 Units (collectively, the “Class J Units”). TMM Holdings did not realize any proceeds relating to the issuance of the Class J Units, which were issued in consideration for services to be provided by the holders of such Units. TMM Holdings GP, Inc., (“General Partner”) a British Columbia Corporation formed in 2011, was the general partner of TMM Holdings.

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

Equity-Based Compensation — Class M Units

TMM Holdings Class M Units were issued as long-term incentive compensation to management and independent members of the board of directors. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which were treated as Class M Units for purposes of this description and the financial statements.

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

Fair value

The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. Principles of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, the various classes of TMM Holdings Units are modeled as call options with distinct claims on the assets of TMM Holdings. The characteristics of the Unit classes, as determined by the unit agreements and TMM Holdings limited partnership agreement, determined the uniqueness of each Unit’s claim on TMM Holdings’ assets relative to each other and the other components of TMM Holdings’ capital structure. Periodic valuations were performed in order to properly recognize equity-based compensation expense in the Consolidated Statements of Operations as General and Administrative Expenses.

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

In the Reorganization Transactions, the existing holders of limited partnership interests in TMM Holdings, including the Principal Equityholders and certain members of TMHC’s management and Board, through a series of transactions, contributed their limited partnership interests in TMM Holdings to a new limited partnership, New TMM, such that TMM Holdings and the general partner of TMM became wholly-owned subsidiaries of New TMM. TMHC, through a series of transactions, became the sole owner of the general partner of New TMM, and TMHC used a portion of the net cash proceeds received in the IPO to purchase common partnership units in New TMM (“New TMM Units”) from New TMM. See “Use of Proceeds of the IPO” below.

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

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of the Company’s management and Board were also issued a number of shares of the Company’s Class B equal to the number of New TMM Units that each received. One share of Class B Common Stock, together with one new TMM Unit are exchangeable into a share of Class A Common Stock, as provided for in the Exchange Agreement.

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

No Performance Vesting Class M Units vested prior to the IPO. Concurrent with the IPO in the second quarter of 2013, the Company determined that it was probable that the performance conditions for the 752,782 Holding Vehicle Performance Units outstanding would be met. Consequently, the Company recorded the $2.8 million grant date fair value related to those Holding Vehicle Performance Units as General and Administrative Expenses in the Consolidated Statement of Operations. The corresponding amount of the Company’s Class B Common Stock are included in the 89,451,164 shares of Class B Common Stock at September 30, 2013.

Members of the Company’s management and Board exchanged all of their time-vesting Class M Units in TMM Holdings for New TMM Units with vesting terms that are substantially the same as those of the Class M Units surrendered for exchange.

As of September 30, 2013 and December 31, 2012 there were 368,558 and 525,188, respectively, time vesting New TMM units vested. The corresponding amount of the Company’s Class B Common Stock are included in the 89,451,164 shares of Class B common stock outstanding as of September 30, 2013.

The following is a summary of the activity for the time-vesting New TMM Units:

	Number of Awards	Grant Date Fair Value per Unit (Weighted Average)
As of January 1, 2013	1,812,099	$4.90
Paid out	(156,630)	3.64

As of September 30, 2013	1,655,469	5.02

1,130,281 Time Vesting New TMM Units of each of the Holding Vehicles are outstanding and unvested as of September 30, 2013 and have an aggregate grant date fair value of $6.1 million. Unamortized compensation expense of $5.9 million for those units is expected to be recorded over a weighted average period of 3.4 years. Compensation expense for the three and nine months ended September 30, 2013 was $0.5 million, $1.5 million, respectively, and for the three and nine months ended September 30, 2012 was $0.3 million and $1.7 million, respectively, and is recorded in General and Administrative expenses.

There are no remaining unissued Class M Unit awards under the Class M Unit Plan and the Company does not intend to grant any future awards under the Class M Unit Plan. The Company intends to terminate the Class M Unit Plan.

Equity-Based Awards to Non-Employees-Class J Units of Holding Vehicles — The JH Entities directly or indirectly exchanged all of their respective Class J Units in TMM Holdings on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same (other than with respect to certain vesting conditions).

No Performance Class J Units vested prior to the IPO. In connection with the Reorganization Transactions prior to the IPO, the JHI Management Services Agreement (“the JHI Services Agreement”) between JH and TMM Holdings was terminated, resulting in a modification to the vesting conditions of the 5,014,426 New TMM units that resulted in the removal of a service vesting condition. Consequently, the Company recorded an $80.2 million non-cash charge related to those units as Transaction Expenses. A corresponding number of Class B Common Stock are included in the 89,451,164 shares of Class B Common Stock outstanding at September 30, 2013.

Stock-Based Compensation — In April 2013, the Company adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units, and other awards based on the Company’s common stock. As of September 30, 2013 the maximum number of shares of the Company’s Class A Common Stock that may be subject to awards under the Plan is 7,956,955, subject to adjustment in accordance with the terms of the Plan. The Company had an aggregate of 6,523,872 shares of Common Stock available for future grants under the Plan at September 30, 2013.

Stock Options — Options under the Plan granted in connection with the Company’s IPO vest and become exercisable ratably on the second, third, fourth and fifth anniversary of the date of grant. Options granted in the three month period ended September 30, 2013 vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment on the applicable vesting dates, and expire within ten years from the date of grant. The following table summarizes stock option activity for the Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2013	—	$—
Granted	1,371,889	22.41
Exercised	—	—
Cancelled	(125,000)	22.00

Outstanding at September 30, 2013	1,246,889	$22.45	9.5	$755

Vested and exercisable at the end of the period	—	$—	—	$—

(1)	The aggregate intrinsic value is based on the market price of the Company’s Common Stock on September 30, 2013, the last trading day in September 2013, which was $22.65, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2013.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Expected dividend yield	0.0%	0.0%
Expected volatility	56.50%	56.59%
Risk-free interest rate	1.20%	0.54%
Expected term (years)	4.28	4.28
Weighted average fair value of options granted during the period	$9.08	$11.57

As of September 30, 2013 approximately $13.1 million of unrecognized stock based compensation related to unvested stock options (net of estimated forfeitures) is expected to be recognized over a weighted average period of 4.6 years.

Restricted Stock Units — The Company’s Restricted Stock Units (“RSUs”) consist of shares of the Company’s Class A Common Stock that have been awarded to employees and directors of the Company. The RSUs granted in connection with the IPO shall become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date; provided, that, if the performance condition has not been met as of any such annual vesting date, then such portion of the RSUs shall continue to have the opportunity to become vested with respect to the performance condition on such subsequent date on which the performance condition is first satisfied. The “performance condition” shall be satisfied only if the weighted average price (after reduction for underwriting discount and commissions) at which the TPG and Oaktree holding vehicles have actually sold their New TMM Units or related shares of Class A Common Stock, exceeds the $22.00 price per share of the Company’s Class A Common Stock paid by the public in the Company’s IPO, it being understood that (i) all sales by the Principal Equityholders through December 31, 2015 will be included (including sales of New TMM Units as part of the synthetic secondary component of the IPO) and (ii) the “performance condition” will be satisfied the first time prior to December 31, 2015 that the weighted-average price per New TMM Unit (or related share of the Company’s Class A Common Stock) actually sold by the TPG and Oaktree Holding Vehicles, after reduction for underwriting discount and commissions, exceeds the applicable threshold. If the performance condition has not been met as of December 31, 2015, all of the RSUs being granted subject to the performance condition be automatically forfeited without consideration and are of no further force or effect. As these awards contained both service and market performance conditions, the Company has recorded the compensation expense related to these awards over the service period as that condition is longer than the market performance condition. Restricted stock units granted in the three months ended September 30, 2013 will become fully vested on the first anniversary of the grant date. The following table summarizes the activity of the Company’s RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	—	$—
Granted	198,224	24.16
Vested	—	—
Forfeited	(12,030)	24.30

Balance at September 30, 2013	186,194	$24.15

As of September 30, 2013, approximately $4.0 million of unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of approximately 3.5 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense (in thousands), which is included in General and Administrative Expenses in the Consolidated Statements of Operations:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Stock options	$883	$1,304
Restricted stock	341	520

Total stock-based compensation expense	$1,224	$1,824

Tax benefits attributable to stock-based compensation represented 38.5% of stock-based compensation expense.

15. SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company completed an $8.2 million real estate acquisition with an affiliated party. The transaction was in the normal course of operations and was executed at arms length and entered into at terms comparable to those with unrelated parties.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries, unless the context otherwise requires. As a result of the Reorganization Transactions and IPO (as defined below), which occurred in April 2013, our results include the results of TMM Holdings Limited Partnership (“TMM Holdings”) and its subsidiaries. See Note 14, “Capital Structure” to our unaudited consolidated financial statements included in this report for more information regarding the Reorganization Transactions and the IPO. References to the “Acquisition” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to the acquisition of all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (now known as Taylor Morrison Communities, Inc. or “Taylor Morrison” ) and Monarch Corporation (“Monarch”) from Taylor Wimpey plc (the “Predecessor Parent Company”) through a combination of equity and debt on July 13, 2011.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Exhibit 99.1 hereto which is incorporated by reference in this quarterly report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in Exhibit 99.1 hereto, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview

We operate under our Taylor Morrison and Darling Homes brands in the United States and under our Monarch brand in Canada. Our business is organized into three geographic regions: East, West and Canada, which regions accounted for 60%, 28% and 12%, respectively, of our net sales orders (excluding unconsolidated joint ventures) for the quarter ended September 30, 2013. Our East region consists of our Houston, Austin, Dallas, North Florida and West Florida divisions. Our West region consists of our Phoenix, Northern California, Southern California and Denver divisions. The communities in our East and West region offer single family attached and/or detached homes. Our Canada region consists of our operations within the province of Ontario, primarily in the Greater Toronto Area (“GTA”) and also in Ottawa and Kitchener-Waterloo, and offers both single-family and high-rise communities.

During the three months ended September 30, 2013, we closed 1,698 homes, comprised of 1,198 homes in the United States and 500 in Canada, including 92 homes in unconsolidated joint ventures, with an average sales price across North America of $381,000. During the same period, we generated $634.4 million in total revenues and $14.3 million in net income available to TMHC. In the United States, for the quarter ended September 30, 2013, our sales orders, including unconsolidated joint ventures, increased approximately 11.9% from 910 homes to 1,018 homes as compared to 2012, and we averaged 2.1 sales per active selling community per month compared to an average of 2.8 sales per active selling community per month for the same period in 2012. As of September 30, 2013, we offered homes in 178 active selling communities, including four in unconsolidated joint ventures, and had a backlog of 4,416 homes including 732 homes in unconsolidated joint ventures, with an associated backlog sales value of approximately $1.7 billion, including $251.2 million in unconsolidated joint ventures.

In the three months ended September 30, 2012, we closed 943 homes, comprised of 689 units in the United States and 254 homes in Canada, including 65 units in unconsolidated joint ventures, with average sales price of $351,000. During the same period, we generated $321.5 million in total revenues and $42.6 million in net income. As of September 30, 2012, we offered homes in 129 active selling communities, including six in unconsolidated joint ventures, and had a backlog of 4,205 homes sold but not closed, including 903 in unconsolidated joint ventures, with an associated backlog sales value of approximately $1.5 billion, including $317.9 million in unconsolidated joint ventures.

Liquidity

We rely on our ability to finance our operations by generating operating cash flows, borrowing under our Restated Revolving Credit Facility and our existing Canadian credit facilities or accessing the debt and equity capital markets. We also rely on our ability to obtain performance, payment and completion surety bonds, and letters of credit to finance our projects. We believe that we can fund our current and foreseeable liquidity needs from the cash generated from operations, borrowings under our Restated Revolving Credit Facility and our existing Canadian credit facilities. See “Recent Developments – Restated Revolving Credit Facility” for further information.

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

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board were also issued a number of shares of TMHC’s Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”) equal to the number of New TMM Units that each received. One share of Class B Common Stock, together with one New TMM Unit are exchangeable into one share of Class A Common Stock, as provided for in our Exchange Agreement.

In connection with the Reorganization Transactions, TMHC recorded a one-time, non-cash charge of $80.2 million (based on the IPO price of $22.00 and other factors) in respect of the modification of the Class J Units in TMM resulting from the termination of the JHI Services Agreement between JH and TMM and the direct or indirect exchange (on a one-for-one basis) of the Class J Units for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree holding vehicles.

In connection with the Acquisition, affiliates of the Principal Equityholders entered into management services agreements with TMM Holdings, Taylor Morrison Holdings, Inc. (“Taylor Morrison Holdings”) and Monarch Communities Inc. (“Monarch Communities”) relating to the provision of certain management, advisory and consulting services. In consideration of financial and structural advice and analysis made in connection with the Acquisition, Taylor Morrison Holdings and Monarch Communities paid a one-time transaction fee of $13.7 million to the Principal Equityholders and also reimbursed the Principal Equityholders for third-party, out-of-pocket expenses incurred in connection with the Acquisition, including fees, expenses and disbursements of lawyers, accountants, consultants and other advisors. In addition, as compensation for ongoing services provided by affiliates of the Principal Equityholders under the management services agreements, Taylor Morrison Holdings and Monarch Communities agreed to pay to affiliates of the Principal Equityholders an annual aggregate management fee of $5.0 million.

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

$—

Restated Revolving Credit Facility

On April 12, 2013, Taylor Morrison and Monarch, each a subsidiary of TMHC (collectively, the “Borrowers”), entered into an amendment agreement (the “Amendment”) to the Credit Agreement dated as of July 13, 2011, as amended and restated as of April 13, 2012 and as thereafter further amended as of August 15, 2012 and December 27, 2012 (the “Revolving Credit Facility” and as amended by the Amendment the “Restated Revolving Credit Facility”), among the Borrowers, TMM Holdings, Credit Suisse AG, as administrative agent, and the other parties thereto.

The Borrowers had no outstanding borrowings under the Restated Revolving Credit Facility at September 30, 2013 and $50.0 million outstanding at December 31, 2012. As of September 30, 2013, the Borrowers had $376.5 million of additional availability for borrowings and $176.5 million of additional availability for letters of credit (giving effect to $23.5 million of letters of credit outstanding as of such date). For more information regarding the Restated Revolving Credit Facility, see “— Overview of Capital Resources and Liquidity – Restated Revolving Credit Facility”.

2021 Senior Notes

On April 16, 2013, the Bond Co-Issuers completed the issuance of $550.0 million aggregate principal amount of Senior Notes due 2021 (the “2021 Senior Notes”). We used the net proceeds from that issuance to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory. For more information regarding the 2021 Senior Notes, see “— Overview of Capital Resources and Liquidity — 2021 Senior Notes.”

Darling Acquisition

On December 31, 2012, we acquired certain assets and liabilities of Darling Interests, Inc. and certain affiliated entities (collectively “Darling”), a Texas-based homebuilder. Darling builds homes under the Darling Homes brand for move-up and luxury buyers in approximately 22 communities in the Dallas-Fort Worth Metroplex and 20 communities in the Greater Houston Area markets. Darling is a well-established builder whose products complement our existing product lines in Texas. We believe the acquisition of Darling has given us a strong presence in the Dallas homebuilding market and will expand our current operations in Houston.

The consideration for the acquisition of the Darling assets was $114.8 million, which is subject to post-closing adjustment under certain circumstances. A portion of this amount was financed by $50.0 million of borrowings under our Revolving Credit Facility. Approximately $27.6 million of the price for the acquisition was financed by the sellers. In connection with the purchase price allocation for the acquisition, we recorded $21.6 million of goodwill and $9.9 million of intangible assets with finite useful lives. Additionally, we incurred $1.8 million of transaction costs which were recorded as Other (Income) Expense, Net in 2012 in the Consolidated Statement of Operations. Darling operates as part of our East region, consequently the goodwill recorded as part of the Darling acquisition has been recorded in the East region.

Exchange of Class J Units in TMM Holdings

In connection with the Acquisition, in July 2011, JH received an aggregate of 60,531,998 Class J Units in TMM Holdings (made up of J-1 Units, J-2 Units and J-3 Units). Class J Units in TMM Holdings were issued in consideration of JH’s service to TMM Holdings and were subject to both time and performance-based vesting conditions. At the completion of the Acquisition, TMM Holdings and JHI Services Agreement.

Satisfaction of the time-vesting condition required the JHI Services Agreement to be in effect as of the date each annual installment vests. The service conditions set forth in the JHI Services Agreement were to lapse after a period of five years.

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

As a result of the completion of the Reorganization Transactions and the IPO, no Class J Units are part of the equity structure of TMHC or New TMM. The JHI Services Agreement has been terminated and will not be replaced. The termination of the JHI Services Agreement in connection with the exchange was a modification of the Class J Units under ASC Topic 718-20-35-3, requiring the recognition of an $80.2 million non-cash charge in our Consolidated Statement of Operations in Indemnification and Transaction Expenses. This non-cash charge is non-recurring and was recorded as an expense and as an offset in the noncontrolling interests of TMM Holdings. The amount of the charge represents the fair value of the Class J Units on the date of modification. The fair value of the Class J Units at the date of modification has been estimated using a Black-Scholes model with the following key assumptions: (1) volatility of 40%, based on a comparable peer set of companies, which includes Standard Pacific Corp., Lennar Corp, Ryland Group Inc., KB Home, PulteGroup Inc., Hovnanian Enterprises Inc., Beazer Homes USA Inc, Meritage Homes Corporation, M/I Homes Inc., and DR Horton Inc.; (2) a risk free rate of 0.4%, based on US Treasuries with a like term; (3) an expected life of three years; (4) a 20% discount for lack of marketability to account for the illiquidity of the Class J Units in TMM Holdings and the Class J Units in the TPG and Oaktree Holding Vehicles being issued in exchange as well as the impact of the performance conditions (the requirement to realize the return on capital of TPG and Oaktree at the applicable thresholds) still to be met as of the date of the modification, based on both quantitative and qualitative factors; and (5) a hypothetical cash distribution by TMM Holdings of TMM Holdings’ pre-IPO value to the holders of Class A Units, Class J Units and Class M Units of TMM Holdings based on the price per share paid by the underwriters for shares of TMHC’s Class A Common Stock in the IPO on the assumption that the performance conditions applicable to the Class J Units in TMM (the requirement to realize the return on capital of TPG and Oaktree at the applicable thresholds) had been met as of the date of the IPO.

Results of Operations

The following table sets forth our results of operations (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statements of Operations Data:
Home closings revenue	$622,126	$302,899	$1,484,928	$829,221
Land closings revenue	4,524	13,452	18,994	36,102
Mortgage operations revenue	7,791	5,104	20,896	13,705

Total revenues	634,441	321,455	1,524,818	879,028
Cost of home closings	489,713	235,517	1,172,748	663,656
Cost of land closings	6,120	8,918	19,417	27,881
Mortgage operations expenses	4,385	2,866	11,945	7,667

Gross margin	134,223	74,154	320,708	179,824
Sales, commissions and other marketing costs	37,029	19,093	97,238	52,230
General and administrative expenses	21,944	13,252	68,193	41,091
Equity in income of unconsolidated entities	(9,425)	(3,709)	(21,049)	(11,497)
Interest (income) expense, net	(1,332)	1,601	(1,119)	—
Loss on extinguishment of debt	—	—	10,141	7,853
Other (income) expense, net	1,304	(898)	2,588	(1,655)
Indemnification and transaction expenses	396	793	188,320	13,063

Income (loss) before income taxes	84,307	44,022	(23,604)	78,739
Income tax (benefit) provision	31,675	1,586	(22,287)	(3,090)

Income (loss) before noncontrolling interests, net of tax	52,632	42,436	(1,317)	81,829
Income (loss) attributable to noncontrolling interests – joint ventures, net of tax	(471)	(166)	(286)	72

Net income (loss)	53,103	42,602	(1,031)	81,757
Income (loss) attributable to noncontrolling interests – Principal Equityholders, net of tax	38,840	—	(20,621)	—

Net income available to Taylor Morrison Home Corporation	$14,263	$42,602	$19,590	$81,757

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Key Results

Key financial results as of and for the three months ended September 30, 2013, as compared to the same period in 2012, were as follows:

•	Net sales orders increased 4.6% from 1,142 homes (including 15 homes in unconsolidated joint ventures) to 1,194 homes (including 31 homes in unconsolidated joint ventures). Orders in our East region increased, from 542 homes to 698 homes, while orders in our West region decreased from 368 homes to 320 homes. Orders in our Canada region, including our share of joint ventures, decreased from 232 to 176 homes.

•	Homes closed increased 80.2% from 943 homes (including 65 homes in unconsolidated joint ventures) to 1,698 homes (including 92 homes in unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 8.7% to $381,000. Home closings in our East region increased from 366 to 713 while home closings in the West region increased from 323 to 485 and Canada increased from 189 to 408.

•	Total revenues (home closings, land closings and mortgage operations) increased 97.4%, from $321.5 million to $634.4 million.

•	Gross margin decreased from 23.1% to 21.2%.

•	Sales, commissions and other marketing costs and general and administrative expenses increased from $32.3 million to $59.0 million, and as a percentage of total revenues decreased from 10.1% to 9.3%.

•	Sales order backlog, increased 17.1% from $1.5 billion (including $318 million of unconsolidated joint venture backlog) to $1.7 billion (including $251.2 million of unconsolidated joint venture backlog).

•	Cash and cash equivalents totaled $355.4 million, compared to $300.6 million at December 31, 2012.

•	Total owned and controlled lots, excluding joint venture lots, increased 30.0% from 31,588 to 41,077 lots as compared to September 30, 2012.

Average Active Selling Communities

	Three months ended September 30,
	2013	2012	Change
East	119.3	76.0	57.0%
West	39.6	33.4	18.6
Canada	14.7	13.3	10.5

Subtotal	173.6	122.7	41.5
Unconsolidated joint ventures(1)	4.0	6.0	(33.3)

Total	177.6	128.7	38.0%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

Average active selling communities increased 38.0% from the three months ended September 30, 2012 to the three months ended September 30, 2013, with the largest increase in the East region, primarily due to the addition of 42 Darling communities added with its purchase in December 2012. We expect to open new communities throughout all of our markets during 2013, with the largest number in our West Florida, Phoenix and Houston divisions, where demand and our land positions afford us the opportunity. These communities, when available, will open when we believe we have the greatest probability of capitalizing on the individual markets in which the community is located.

Net Sales Orders

	Three Months Ended September 30,
(In thousands)(1)	Net Homes Sold			Sales Value
	2013	2012	Change	2013	2012	Change
East	698	542	28.8%	$300,278	$181,975	65.0%
West	320	368	(13.0)	157,977	148,169	6.6
Canada	145	217	(33.2)	67,750	90,152	(24.8)

Subtotal	1,163	1,127	3.2%	$526,005	$420,296	25.2%
Unconsolidated joint ventures(2)	31	15	110.3	11,516	3,404	238.3

Total	1,194	1,142	4.6%	$537,521	$423,700	26.9%

Canada (CAD$)				$69,853	$89,146	(21.6)%
Canada JV proportionate share (CAD$)				$11,873	$3,270	263.1%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

Sales Order Cancellations—Units

	Three Months Ended September 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2013	2012	2013	2012
East	141	103	16.8%	16.0%
West	62	63	16.2	14.6
Canada	2	8	1.4	3.6

Subtotal/weighted average	205	174	15.0	13.4
Unconsolidated joint ventures(2)	1	—	1.6	—

Total/weighted average	206	174	14.7%	13.2%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The value of net sales orders, including those of unconsolidated joint ventures, increased by 26.9% to $537.5 million (1,194 homes including 31 homes in unconsolidated joint ventures) in the three months ended September 30, 2013, from $423.7 million (1,142 homes including 15 in unconsolidated joint ventures) in the three months ended September 30, 2012. The number of net sales orders, including those of unconsolidated joint ventures, increased 4.6% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. These results were driven by continued demand in 2013, during which we benefited from higher selling prices as consumers in the market maintained confidence in the values present in the marketplace, interest rates remaining at historic lows, despite recent increases, and reductions in unemployment. This settling and recovery of the homebuilding market was most prevalent in areas such as Phoenix, West Florida and Northern California resulting in an increase in the number of units sold and related revenue for the three months ended September 30, 2013 over the prior comparable period. Additionally, the acquisition of Darling contributed 168 homes to the East Region increase. The Canada region (excluding joint ventures) experienced a decline of 72 units in net new homes sold in the three months ended September 30, 2013 when compared to the same period last year, which is attributable to the lower availability of saleable product in the region in the three months ended September 30, 2013.

Our number of sales order cancellations, including those of unconsolidated joint ventures, increased due to increases in overall sales volume, from 174 in the three months ended September 30, 2012 to 206 in the three months ended September 30, 2013. The cancellation rate increased from 13.2% in 2012 to 14.7% for 2013. A consumer-friendly lending market, use of prequalification strategies and our increased deposit amounts help us maintain a generally low cancellation rate.

We expect that, to the extent economic and housing conditions continue to improve in the markets in which we operate, net homes sold and aggregate sales value will increase. Average selling price is dependent to a large degree on product type, which communities are being actively sold, and consumer demand.

Sales Order Backlog

	As of September 30, (1)
(In thousands)	Homes in Backlog			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	1,834	1,008	81.9%	$750,158	$362,482	107.0%	$409	$360	13.7%
West	746	739	0.9	349,143	263,805	32.3	468	357	31.1
Canada	1,104	1,555	(29.0)	372,916	527,957	(29.4)	338	340	(0.5)

Subtotal	3,684	3,302	11.6%	$1,472,217	$1,154,244	27.5%	$400	$350	14.3%
Unconsolidated joint ventures(2)	732	903	(18.9)	251,186	317,939	(21.0)	343	352	(2.5)

Total	4,416	4,205	5.0%	$1,723,403	1,472,183	17.1%	$390	$350	11.5%

Canada (CAD$)				$384,529	$517,047	(25.6)%	348	333	4.8%
Canada JV proportionate share (CAD$)				$259,008	$311,369	(16.8)%	$354	$345	2.6%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period. Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
(2)	Reflects our proportionate share of unconsolidated joint ventures.

Our homes in backlog at September 30, 2013 increased by 5.0% from September 30, 2012. This increase was driven in part by continued increased consumer demand and the market recovery in the United States, as evidenced by increased sales in 2013. Our backlog of 4,416 homes, including 732 homes in unconsolidated joint ventures, was valued at $1.7 billion as compared to 4,205 homes, including 903 homes in unconsolidated joint ventures, at September 30, 2012 valued at $1.5 billion. Backlog increased as our business continued to recognize improved sales performance specifically in pricing in most of our communities. Additionally the acquisition of Darling Homes in our East region accounted for 42 communities in our Dallas and Houston markets in the current year which produced 505 units in backlog.

Home Closings Revenue

	Three Months Ended September 30, (1)
(In thousands)	Homes Closed			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	713	366	94.8%	$275,222	$114,696	140.0%	$386	$313	23.2%
West	485	323	50.2	203,480	107,967	88.5	420	334	25.5
Canada	408	189	115.9	143,423	80,236	78.8	352	425	(17.2)

Subtotal	1,606	878	82.9%	$622,125	$302,899	105.4	$387	$345	12.3%
Unconsolidated joint ventures(2)(3)	92	65	42.6	25,653	27,902	(8.1)	279	433	(35.5)

Total	1,698	943	80.2%	$647,778	$330,801	95.8	$381	$351	8.7%

Canada (CAD$)				$148,894	$79,388	87.6%	365	420	(13.1)%
Canada JV proportionate share (CAD$)				$26,892	$27,661	(2.8)%	$292	$429	(31.8)%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Home closings revenue, including unconsolidated joint venture home closings revenue, increased 95.8% from $330.8 million in the three months ended September 30, 2012, to $647.8 million in the three months ended September 30, 2013. Home closings revenue increased from $302.9 million in the three months ended September 30, 2012 to $622.1 million in the three months ended September 30, 2013. The average selling price of homes closed (including unconsolidated joint ventures) during the three months ended September 30, 2013 was $381,000 up 8.7% from the $351,000 average in the three months ended September 30, 2012. Backlog converted in our Phoenix, Houston, Canadian high-rise and West Florida markets, as well as with the Darling acquisition, surpassed prior periods by significant amounts driving both units and revenue dollars higher.

Land Closings Revenue

	Three Months Ended September 30,
(In thousands)	2013	2012	Change
East	$4,525	$3,264	38.6%
West	—	4,286	(100.0)
Canada	—	5,902	(100.0)

Total	$4,525	$13,452	(66.4)%

Land closings revenue decreased 66.4% to $4.5 million in the three months ended September 30, 2013, from $13.5 million in the three months ended September 30, 2012. We generally purchase land and lots with the intent to build and sell homes on them; however, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels, which we typically sell to commercial developers. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land we would not otherwise achieve returns that were in line with our internal requirements. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin. Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended September 30,
(In thousands)	2013	2012
Home closings revenue	$622,125	$302,899
Cost of home closings	489,714	235,517

Home closings gross margin	132,411	67,382
Capitalized interest amortization	15,570	6,162

Adjusted home closings gross margin	$147,981	$73,544

Home closings gross margin %	21.3%	22.2%
Adjusted home closings gross margin %	23.8%	24.3%

Our home closings gross margin increased in the three months ended September 30, 2013 to $132.4 million, from $67.4 million in the three months ended September 30, 2012. As a percentage of revenue, our home closings gross margin decreased 90 basis points, to 21.3% in the three months ended September 30, 2013 from 22.2% in the three months ended September 30, 2012. The decrease in home closings gross margin in the three months ended September 30, 2013 was primarily due to a shift in product mix in our Canadian operations which had a greater proportion of high-rise closings in the current period, which generally result in lower gross margins. Margins were also negatively impacted during the period from our continued recognition of sales of homes with a higher cost basis due to adjustments from the Darling acquisition. This was partially offset by improvements in the U.S. home closings gross margins as consumer demand in these areas allowed continued price increases. Generally, our price increases have exceeded construction and land price increases in our markets to date.

Adjusted home closings gross margin increased by 101.2% to $148.0 million in the three months ended September 30, 2013, from $73.5 million in the three months ended September 30, 2012, and as a percentage of home closings revenue decreased 50 basis points, to 23.8%. The decrease in adjusted home closings gross margin percentage was primarily due to the same factors affecting the gross margin as discussed above, relating to shift in product mix.

Segment Gross Margins

East Region

The following table sets forth a reconciliation between our East region gross margins (home closings, land closings and home and land closings) and our corresponding East region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended September 30,
(In thousands)	2013	2012
Home Closings
Home closings revenue	$275,222	$114,696
Cost of home closings	217,002	91,092

Home closings gross margin	58,220	23,604
Capitalized interest amortization	4,320	2,020

Adjusted home closings gross margin	$62,540	$25,624

Home closings gross margin %	21.2%	20.6%
Adjusted home closings gross margin %	22.7%	22.3%
Land Closings
Land closings revenue	$4,525	$3,264
Cost of land closings	5,917	4,011

Land gross margin	(1,392)	(747)
Capitalized interest amortization	571	506

Land adjusted gross margin	$(821)	$(241)

Land gross margin %	(30.8)%	(22.9)%
Land adjusted gross margin %	(18.1)%	(7.4)%
Home and Land Closings
Home and land closings revenue	$279,747	$117,960
Cost of home and land closings	222,919	95,103

Gross margin	56,828	22,857
Capitalized interest amortization	4,891	2,526

Adjusted gross margin	$61,719	$25,383

Gross margin %	20.3%	19.4%
Adjusted gross margin %	22.1%	21.5%

For the three months ended September 30, 2013, home closings revenue in the East region increased by 140.0% compared to the three months ended September 30, 2012, driven by an increase in home closings of 94.8% to 713 homes, compared to 366 homes the same period of 2012, due partly to the effect of the Darling acquisition in December 2012. The continued sales improvement throughout the East region markets as well as favorable home buyer reception of communities opened in prior periods contributed to the success. Average home closings sales price in the East region increased to $386,000, from $313,000 in the prior period from a combination of product mix and price appreciation. Net homes sold increased by 28.8% to 698 homes, compared to 542 homes in the prior period, driving sales order value higher by 65.0% to $300.3 million compared to $182.0 million for the three months ended September 30, 2012 with an average sales price increase of 94,000, or 28.1%. The number of average active selling communities in the East region was 57.0% higher in the three months ended September 30, 2013 than the same period in 2012. Sales order cancellation rates in the East region increased to 16.8% in the three months ended September 30, 2013, compared to 16.0% in the prior year third quarter. Overall, the improvement in East region home closings revenue and sales prices has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. A portion of this year-over-year increase is due to the 42 communities, 168 home sales and 189 home closings recorded by Darling in Houston and Dallas. Management in the region continues to market its offerings and look to reduce customer incentives and other promotions while increasing sales prices methodically as market conditions allow. Our experiences to date show continued stability in the Houston and Austin markets and a positive recovery in the North and West Florida markets that bolstered our backlog and provided the ability to further leverage constructions costs.

During the three months ended September 30, 2013, home closings gross margin for the East region increased slightly to 21.2%, compared to 20.6% for the three months ended September 30, 2012. East region adjusted home closings gross margin increased to 22.7% in 2013 compared to 22.3% for 2012. The increase in home closings margin was experienced in our Austin, West Florida and North Florida divisions, where we were able to leverage a low cost basis land supply and home price increases to return higher margins. Our average home price increases in the East region were up 28.1% in 2013. Our Darling home margins were less than other divisions in our East region due to the effect of purchase accounting adjustments, which increased the land basis on inventory under construction at the acquisition date.

West Region

The following table sets forth a reconciliation between our West region gross margins (home closings, land closings and home and land closings) and our corresponding West region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended September 30,
(In thousands)	2013	2012
Home Closings
Home closings revenue	$203,480	$107,967
Cost of home closings	158,911	89,003

Home closings gross margin	44,569	18,964
Capitalized interest amortization	5,332	2,327

Adjusted home closings gross margin	$49,901	$21,291

Home closings gross margin %	21.9%	17.6%
Adjusted home closings gross margin %	24.5%	19.7%
Land Closings
Land closings revenue	$—	$4,286
Cost of land closings	—	1,279

Land gross margin	—	3,007
Capitalized interest	—	23

Land adjusted gross margin	$—	$3,030

Land gross margin %	N/A	70.2%
Land adjusted gross margin %	N/A	70.7%
Home and Land Closings
Home and land closings revenue	$203,480	$112,253
Cost of home and land closings	158,911	90,282

Gross margin	44,569	21,971
Capitalized interest	5,332	2,350

Adjusted gross margin	$49,901	$24,321

Gross margin %	21.9%	19.6%
Adjusted gross margin %	24.5%	21.7%

The West region closed 162 more homes in the three months ended September 30, 2013 than in the same period last year. This increase in homes closed and a 25.5% increase in average selling price during the three months ended September 30, 2013 resulted in an additional $95.5 million of home closings revenue, compared to the three months ended September 30, 2012. We sold 320 homes in the West region in the three months ended September 30, 2013, which represents a 13.0% decrease compared to the same period last year. We actively manage the availability of product and timing of releases in Phoenix and Northern California markets in order to help us achieve our profitability metrics and not sacrifice profitability for volume. Net sales order value in the three months ended September 30, 2013 increased to $158.0 million from $148.2 million, or 6.6% higher, when compared to the three months ended September 30, 2012. The average selling price increased 22.6%, or $91,000, in the three months ended September 30, 2013 compared to the same period last year. The number of average active selling communities in the West region increased 18.6% when compared to the same period last year. The average sales per community per month for the three months ending September 30, 2013 and 2012 were 2.7 and 3.7, respectively. We continue to see strong demand in these markets and year-over-year are systematically releasing product into the marketplace to capture and maintain operating margins, as evidenced, in part, by the 31.1% increase in average sales price of our backlog homes.

During the three months ended September 30, 2013, home closings gross margin for the West region was 21.9%, compared to 17.6% for the same period in 2012. Adjusted home closings gross margin in the West region increased by 480 basis points in the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in home closings gross margin and adjusted home closings gross margin was primarily due to our ability to control our construction costs while increasing our average selling price by 25.5% in 2013. The Northern California and Phoenix divisions experienced the highest percentage of price increases during the year and also were able to contain construction costs as the volume of construction within our communities in those markets allowed us to effectively manage cost pressures on construction materials and labor. If the recovery in our West region markets continues, we expect that our margin performance will continue to be favorable. We believe that the backlog in the West region indicates that the recovery in that region has become more well-established.

Canada

The following table sets forth a reconciliation between our Canada gross margins (home closings, land closings and home and land closings) and our corresponding Canada adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Three Months Ended September 30,
(In thousands)	2013	2012
Home Closings
Home closings revenue	$143,423	$80,236
Cost of home closings	113,801	55,421

Home closings gross margin	29,622	24,815
Capitalized interest amortization	5,918	1,815

Adjusted home closings gross margin	$35,540	$26,630

Home closings gross margin %	20.7%	30.9%
Adjusted home closings gross margin %	24.8%	33.2%
Land Closings
Land closings revenue	$—	$5,902
Cost of land closings	203	3,628

Land gross margin	(203)	2,274
Capitalized interest	203	53

Land adjusted gross margin	$—	$2,327

Land gross margin %	N/A	38.5%
Land adjusted gross margin %	N/A	39.4%
Home and Land Closings
Home and land closings revenue	$143,423	$86,138
Cost of home and land closings	114,004	59,049

Gross margin	29,419	27,089
Capitalized interest	6,121	1,868

Adjusted gross margin	$35,540	$28,957

Gross margin %	20.5%	31.4%
Adjusted gross margin %	24.8%	33.6%

Canada region home closings revenue for the three months ended September 30, 2013 increased by 78.8%, to $143.4 million, compared to $80.2 million for the three months ended September 30, 2012. The number of home closings in the three months ended September 30, 2013 increased by 115.9% compared to the three months ended September 30, 2012. Canada region revenues and number of closings were affected by the timing of high-rise closings. In the three months ending September 30, 2013 we closed 213 of 422 units in our wholly owned tower, Ultra, which produced $52.1 million in revenues. In the period ended September 30, 2012, we continued closing one joint venture tower, Nautilus, which had 129 of its 389 units close in the period, which accounted for more than $3.6 million in joint venture income, while in the same period in 2013, we closed 179 units and recognized $6.8 million of income from closings at our joint venture high-rise buildings, Couture and Encore. Income from joint venture closings is included as a component of equity in income of unconsolidated entities and not included in homebuilding revenue. The average home closings sales price was 17.2% lower for the three months ended September 30, 2013 when compared to the same period last year. This decrease was due to a product mix shift into move-up communities located in affordable areas of the greater Toronto area during 2013 and a shift in blend between single-family and high-rise.

The Canada region experienced a decline of 72 units in net new homes sold in the three months ended September 30, 2013 when compared to the same period last year, which is attributable to the timing of high-rise sales launches, the close-out of some historically higher volume communities and product mix. The average sales orders per community per month were 3.1 and 4.0 for the three months ended September 30, 2013 and 2012, respectively. Average sales price of homes ordered increased by $52,000 or 12.5%, and aggregate sales order value declined 24.8 when comparing the three months ended September 30, 2013 to the three months ended September 30, 2012. The decline in home sales from fewer communities and a product mix change have contributed to the reduced aggregate sales order values during 2013. Our total sales order value in the three months ended September 30, 2013 was $67.8 million, compared to $90.2 million in the prior year period.

Home closings gross margin for the three months ended September 30, 2013 for the Canada region decreased to 20.7%, compared to 30.9% for the three months ended September 30, 2012. The adjusted home closings gross margin for the Canada region decreased to 24.8% in 2013, 850 basis points lower than the same period in 2012. The decrease in home closings gross margin is due to a larger proportion of sales of higher margin single-family detached and attached homes in 2012 versus 2013 as we sold out of these communities in the first quarter of 2013 and a larger portion of closings were comprised of high-rise units, which generally return lower margins. Currently we anticipate, in light of slowing job growth in Ontario relative to the recent past, ongoing global economic uncertainty and increasing units under construction, that growth in the Ontario housing market will moderate in the near term.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through Taylor Morrison Home Funding, LLC (“TMHF”) and title services in our Florida markets, is highly dependent on our sales and closings volumes. Our Mortgage Operations segment’s revenue increased from $5.1 million in the three months ended September 30, 2012 to $7.8 million in the three months ended September 30, 2013, due primarily to increased closings volume and average loan amounts. The slight decrease in gross margin was primarily driven by increases in mortgage underwriting costs. Our capture rate at 76% was down slightly from the prior quarter as we transitioned our Darling operations from a legacy provider to TMHF.

	For the Three Months Ended September 30,
(In thousands)	2013	2012
Mortgage operations revenue	$7,791	$5,104
Mortgage operations expenses	4,385	2,866

Mortgage operations gross margin	$3,406	$2,238

Mortgage operations margin %	43.7%	43.8%

Sales, Commissions and Other Marketing Costs

For the three months ended September 30, 2013 and 2012, sales commissions, and other marketing costs such as advertising and sales office expenses were $37.0 million and $19.1 million, respectively, reflecting an 82.9% increase in homes closed (excluding joint ventures). Our increase in home closings revenue reduced the percentage of sales, commissions and other marketing costs as we were able to utilize a scalable platform of the Company’s fixed costs. Our U.S. regions tend to have higher per-unit commissions, so our mix of commissions paid shifted more towards our U.S. operations, where we closed 73.9% more homes in the three months ended September 30, 2013 as compared to the same period in 2012. Additionally, our Canadian high-rise closings bear the cost of a real estate broker commission while the single family Canadian closings generally do not have these commissions. As a percentage of home sales revenue, sales commissions and other marketing costs decreased to 6.0% from 6.3% for the three months ended September 30, 2013 and 2012, respectively. Timing of marketing spend related to new community openings and leverage on existing community expenses contributed to the decrease in costs.

General and Administrative Expenses

For the three months ended September 30, 2013, general and administrative expenses were $21.9 million as compared to $13.3 million in the same period in 2012, which represents a 65.6% increase. Our growth in home closing revenues during the period reduced our general and administrative percentage as we were able to utilize our scalable platform providing leverage with existing infrastructure. General and administrative expenses were 3.5% as a percentage of total revenue in the three months ended September 30, 2013, compared to 4.1% in the same period in 2012. We recorded $1.2 million of expense for the options and restricted stock units during the three months ended September 30, 2012.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $9.4 million for the three months ended September 30, 2013 compared to $3.7 million for the three months ended September 30, 2012. Our joint venture income comes largely from high-rise and single family projects in our

Canada region. During the current period, our proportionate share of joint venture high-rise closing was 52 closings higher than the prior period. Our high-rise operations in Canada continued closings in our Couture and Encore buildings during the period and our Nautilus building experienced closings during 2012. High-rise closings which span several months in order to fully occupy the building and may cross periods reported.

Interest (Income) expense, net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Interest income is from cash balance deposits. Interest (income) expense, net for the three months ending September 30, 2013 and 2012, was $(1.3) million and $1.6 million, respectively. With increased overall debt levels subsequent to the issuance of the 2021 Senior Notes, our increased inventory was able to capitalize all of our interest and consequently recorded net interest income in the three months ended September 30, 2013.

Other (Income) Expense, net

Other expense, net for the three months ended September 30, 2013 was $1.3 million of expense as compared to $0.9 million of income in the three months ended September 30, 2012.

Indemnification and Transaction Expenses

The Predecessor Parent Company has indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the Acquisition. An indemnification receivable of $129.7 million was recorded at the time of the Acquisition. The indemnification receivable also includes a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the three months ended September 30, 2013 and 2012, the Company recorded $0.4 million and $0.8 million, respectively, of interest expense related to the income tax liability.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2013 and 2012 was composed of the statutory tax rates in the United States and Canada and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, the establishment of uncertain tax positions, and interest relating to uncertain tax positions. In addition, our effective tax rate for the three months ended September 30, 2013 increased as a result of the IPO and Reorganization Transactions whereby TMHC became an indirect owner of the Company’s United States and Canadian corporations. Due to the percentage ownership TMHC ultimately holds in these corporations, our effective tax rate increased to take into account the incremental United States corporate tax that would result in the event that these entities distributed their earnings.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Key Results

Key financial results as of and for the nine months ended September 30, 2013, as compared to the same period in 2012, were as follows:

•	Net sales orders increased 24.5% from 3,615 homes (including 115 homes in unconsolidated joint ventures) to 4,500 homes (including 60 homes in unconsolidated joint ventures). Orders in our East region increased, from 1,613 homes to 2,618 homes, while orders in our West region increased from 1,274 homes to 1,352 homes. Orders in our Canada region, including our share of joint ventures, decreased from 728 to 530 homes.

•	Homes closed increased 62.1% from 2,587 homes (including 205 homes in unconsolidated joint ventures) to 4,193 homes (including 234 homes in unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 6.9% to $371,000. Homes closed in our East region increased from 1,072 homes to 1,986 homes, while home closings in the West region increased from 808 homes to 1,286 homes and Canada increased from 502 homes to 705 homes.

•	Total revenues (home closings, land closings and mortgage operations) increased 73.5%, from $879.0 million to $1.5 billion.

•	Gross margin increased from 20.5% to 21.0%.

•	Selling, commissions and marketing costs along with general and administrative expenses increased 77.3% from $93.3 million to $165.4 million, and as a percentage of total revenues increased slightly from 10.6% to 10.8%.

Average Active Selling Communities

	Nine Months Ended September 30,
	2013	2012	Change
East	120.6	74.2	62.6%
West	35.2	33.6	4.8
Canada	15.1	14.1	7.1

Subtotal	170.9	121.9	40.2
Unconsolidated joint ventures(1)	4.2	6.7	(37.0)

Total	175.1	128.6	36.2%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

Average active selling communities increased 36.2% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 with the largest increase in the East region, primarily due to the addition of 42 Darling communities. We expect to open new communities throughout all of our markets during 2013, with the largest number in our West Florida, Phoenix and Houston divisions, where demand and our land positions afford us the opportunity. These communities, when available, will open when we believe we have the greatest probability of capitalizing on the individual markets in which the community is located.

Net Sales Orders

(In thousands)	Nine Months Ended September 30, (1)
	Net Homes Sold			Sales Value
	2013	2012	Change	2013	2012	Change
East	2,618	1,613	62.3%	$998,612	$525,875	89.9%
West	1,352	1,274	6.1	605,012	448,807	34.8
Canada	470	613	(23.3)	215,023	256,174	(16.1)

Subtotal	4,440	3,500	26.9%	1,818,647	1,230,856	47.8%
Unconsolidated joint ventures(2)	60	115	(47.6)	24,428	24,074	1.5

Total	4,500	3,615	24.5%	1,843,075	1,254,930	46.9%

Canada (CAD$)				$220,444	$256,456	(14.0)%
Canada JV proportionate share (CAD$)				$25,081	$24,101	4.1%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

Sales Order Cancellations—Units

	Nine Months Ended September 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2013	2012	2013	2012
East	412	294	13.6%	15.4%
West	221	188	14.0	12.9
Canada	6	16	1.3	2.5

Subtotal/weighted average	639	498	12.6	12.5
Unconsolidated joint ventures(2)	1	4	1.6	3.4

Total/weighted average	640	502	12.5%	12.2%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The value of net sales orders, including those of unconsolidated joint ventures, increased by 46.9% to $1.8 billion (4,500 homes including 60 homes in unconsolidated joint ventures) in the nine months ended September 30, 2013, from $1.3 billion (3,615 homes including 115 in unconsolidated joint ventures) in the nine months ended September 30, 2012. The number of net sales orders, including those of unconsolidated joint ventures, increased 24.5% in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These results were driven by the continued strong demand in the U.S. spring selling season in 2013, during which we benefited from higher selling prices as consumers in the market gained confidence in the values present in the marketplace, historically low interest rates and reductions in unemployment. The settling and recovery of the homebuilding market significantly impacted areas such as Phoenix, West Florida and Northern California resulting in an increase in the number of units sold and related revenue for the nine months ended September 30, 2013 over the prior year comparable period. The Canada region experienced a decline of 198 units (including joint ventures) in net new homes sold in the nine months ended September 30, 2013 when compared to the same period last year, which is attributable to the lower availability of saleable product in the region in the nine months ended September 30, 2013 and moderating local economic conditions.

The number of our sales order cancellations, including those of unconsolidated joint ventures, increased due to increases in sales volume, from 502 in the nine months ended September 30, 2012 to 640 in the nine months ended September 30, 2013. The cancellation rate remained relatively flat, increasing 30 basis points from 12.2% in the nine months ended September 30, 2012 to 12.5% for the same period in 2013, though the rate increased in the third quarter year over year. Our continued scrutiny of potential buyers, consumer-friendly lending markets and use of prequalification strategies and our increased deposit amounts help us maintain a low cancellation rate.

We expect that, to the extent economic and housing conditions improve in the markets in which we operate, net homes sold and aggregate sales value will increase. Average selling price is dependent to a large degree on product type, which communities are being actively sold and consumer demand.

Home Closings Revenue

	Nine Months Ended September 30, (1)
(In thousands)	Homes Closed			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	1,986	1,072	85.3%	$737,790	$334,898	120.3%	$371	$312	18.9%
West	1,268	808	56.9	499,521	273,501	82.6	394	338	16.4
Canada	705	502	40.4	247,616	220,822	12.1	351	440	(20.2)

Subtotal	3,959	2,382	66.2%	$1,484,927	$829,221	79.1	$375	$348	7.7%
Unconsolidated joint ventures(2)(3)	234	205	14.4	70,851	68,642	3.2	303	336	(9.8)

Total	4,193	2,587	62.1%	$1,555,778	$897,863	73.3	$371	$347	6.9%

Canada (CAD$)				$255,301	$221,065	15.5%	362	440	(17.8)%
Canada JV proportionate share (CAD$)				$73,050	$68,718	6.3%	$312	$336	(7.1)%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Home closings revenue, including unconsolidated joint venture home closings revenue, increased 73.3% from $897.9 million in the nine months ended September 30, 2012, to $1.6 billion in the nine months ended September 30, 2013. Home closings revenue increased from $829.2 million in the nine months ended September 30, 2012 to $1.5 billion in the nine months ended September 30, 2013. The average selling price of homes closed (including unconsolidated joint ventures) during the nine months ended September 30, 2013 was $371,000 up 6.9% from the $347,000 average in the nine months ended September 30, 2012. Sales backlog converted in our Phoenix, Houston and West Florida markets as well as with the Darling acquisition surpassed prior periods by significant amounts driving both units and revenue dollars higher.

Land Closings Revenue

	Nine Months Ended September 30,
(In thousands)	2013	2012	Change
East	$13,833	$20,531	(32.6)%
West	5,040	4,286	17.6
Canada	121	11,285	(98.9)

Total	$18,994	$36,102	(47.4)%

Land closings revenue decreased 47.4% to $19.0 million in the nine months ended September 30, 2013, from $36.1 million in the nine months ended September 30, 2012. We generally purchase land and lots with the intent to build and sell homes on them. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels, which we typically sell to commercial developers. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land we would not otherwise achieve returns that are in line with internal expectations. During the current period we recorded various land sales in our Phoenix, Houston, Dallas, Austin and Canadian markets as part of planned dispositions relating to development. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin. Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Nine Months Ended September 30,
(In thousands)	2013	2012
Home closings revenue	$1,484,927	$829,221
Cost of home closings	1,172,749	663,656

Home closings gross margin	312,178	165,565
Capitalized interest amortization	34,913	17,926

Adjusted home closings gross margin	$347,091	$183,491

Home closings gross margin %	21.0%	20.0%
Adjusted home closings gross margin %	23.4%	22.1%

Our home closings gross margin increased in the nine months ended September 30, 2013 to $312.2 million, from $165.6 million in the nine months ended September 30, 2012. As a percentage of revenue, our home closings gross margin increased 100 basis points, to 21.0% in the nine months ended September 30, 2013 from 20.0% in the nine months ended September 30, 2012. The increase in home closings gross margin percentage in the nine months ended September 30, 2013 was primarily due to a shift to higher margin product mix across our U.S. markets, but particularly in the Northern California, Austin and Phoenix markets, where our move-up and luxury homes produced higher margins in the improving markets. Our Canada home closing margin decreased from the prior year period as product mix shifted to affordable single family product and we closed out higher margin communities in the prior period. Consumer demand in these areas allowed continued price increases and we were able to achieve higher margins than in the prior year period. Our price increases have generally exceeded construction and land price increases in our markets to date.

Adjusted home closings gross margin increased by 89.2% to $347.1 million in the nine months ended September 30, 2013, from $183.5 million in the nine months ended September 30, 2012, and as a percentage of home closings revenue increased by 130 basis points, to 23.4%. The increase in adjusted home closings gross margin percentage was primarily due to our increased margins in our West region Phoenix and Northern California divisions as well as West Florida and Austin in our East region, where we recognized an increase from product mix.

Segment Gross Margins

East Region

The following table sets forth a reconciliation between our East region gross margins (home closings, land closings and home and land closings) and our corresponding East region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Nine Months Ended September 30,
(In thousands)	2013	2012
Home Closings
Home closings revenue	$737,790	$334,898
Cost of home closings	589,896	268,642

Home closings gross margin	147,894	66,256
Capitalized interest amortization	11,001	6,164

Adjusted home closings gross margin	$158,895	$72,420

Home closings gross margin %	20.0%	19.8%
Adjusted home closings gross margin %	21.5%	21.6%
Land Closings
Land closings revenue	$13,833	$20,531
Cost of land closings	15,309	17,801

Land gross margin	(1,476)	2,730
Capitalized interest amortization	613	987

Land adjusted gross margin	$(863)	$3,717

Land gross margin %	(10.7)%	13.3%
Land adjusted gross margin %	(6.2)%	18.1%
Home and Land Closings
Home and land closings revenue	$751,623	$355,429
Cost of home and land closings	605,205	286,443

Gross margin	146,418	68,986
Capitalized interest amortization	11,614	7,151

Adjusted gross margin	$158,032	$76,137

Gross margin %	19.5%	19.4%
Adjusted gross margin %	21.0%	21.4%

For the nine months ended September 30, 2013, home closings revenue in the East region increased by 120.3% compared to the nine months ended September 30, 2012, driven by an increase in home closings of 85.3% to 1,986 homes, compared to 1,072 homes in the same period of 2012. The continued improvement throughout the East region markets as well as favorable home buyer reception of communities opened in prior periods contributed to closing revenue increases. Average home closings sales price in the East region increased to $371,000, from $312,000 in the prior period from a combination of price appreciation and product mix. Net homes sold increased by 62.3% to 2,618 homes, compared to 1,613 homes in the prior period, driving sales order value higher by 89.9% to $1.0 billion compared to $525.9 million for the nine months ended September 30, 2012 with an average sales price increasing by $55,000, or 17.0%. The number of average active selling communities in the East region was 62.6% higher in 2013 than in 2012. The East region also had an average monthly sales pace of 2.4 homes per community in the nine months ended September 30, 2013, equal to the same period in 2012. Sales order cancellation rates in the East region declined to 13.6% in the nine months ended September 30, 2013, compared to 15.4% in the prior year. Overall, the improvement in East region home closings revenue, sales prices and sales pace has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. A portion of this year over year increase is due to the 42 communities, 711 home sales and 525 home closings recorded by Darling, which we acquired in December 2012. Management in the region continues to market its offerings efficiently and diligently look to reduce customer incentives and other promotions and increase sales prices as market conditions allow. Our experiences to date show continued stability in the Houston and Austin markets and a sustained recovery in the North and West Florida markets that bolstered our backlog and provided the ability to further leverage constructions costs. Our Austin and North Florida divisions recorded the largest increases in gross margin percent, but all divisions recorded some increase.

During the nine months ended September 30, 2013, home closings gross margin for the East region was 20.0%, largely flat compared to 19.8% for the nine months ended September 30, 2012. East region adjusted home closings gross margin was 21.5% in the nine months ended September 30, 2013 compared to 21.6% for the same period in 2012. The recovery and improved stabilization of the West Florida market, which has generally tended to generate lower margins within the East region, began when sustained consumer demand returned in Tampa and Ft. Myers areas of Florida, and we were able to leverage land with a low cost basis and produce homes at a higher price point than in the prior year. The Austin and Houston markets improved from the prior year, as we were able to increase prices on our move-up offerings and maintain stable land and construction costs. As a result, we were able to increase prices on average in the East region by 17.0% in 2013. The Darling acquisition recorded purchase accounting adjustments that reduced margins in earlier quarters but those margins have trended higher. To the extent that the overall U.S. economic recovery and, in particular, the housing market recovery in our East region markets continues, we expect that our margin performance will continue to be favorable.

West Region

The following table sets forth a reconciliation between our West region gross margins (home closings, land closings and home and land closings) and our corresponding West region adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Nine Months Ended September 30,
(In thousands)	2013	2012
Home Closings
Home closings revenue	$499,521	$273,501
Cost of home closings	392,511	230,770

Home closings gross margin	107,010	42,731
Capitalized interest amortization	13,117	6,033

Adjusted home closings gross margin	$120,127	$48,764

Home closings gross margin %	21.4%	15.6%
Adjusted home closings gross margin %	24.0%	17.8%
Land Closings
Land closings revenue	$5,040	$4,286
Cost of land closings	3,766	1,279

Land gross margin	1,274	3,007
Capitalized interest	115	23

Land adjusted gross margin	$1,389	$3,030

Land gross margin %	25.3%	70.2%
Land adjusted gross margin %	27.6%	70.7%
Home and Land Closings
Home and land closings revenue	$504,561	$277,787
Cost of home and land closings	396,277	232,049

Gross margin	108,284	45,738
Capitalized interest	13,232	6,056

Adjusted gross margin	$121,516	$51,794

Gross margin %	21.5%	16.5%
Adjusted gross margin %	24.1%	18.6%

The West region closed 460 more homes in the nine months ended September 30, 2013 than in the same period last year. This increase in homes closed and a 16.4% increase in average selling price during the nine months ended September 30, 2013 resulted in an additional $226.0 million of home closings revenue, compared to the nine months ended September 30, 2012. We sold 1,352 homes in the West region in the nine months ended September 30, 2013, which represents a 6.1% increase compared to the same period last year. The availability of product and timing of releases within communities provided saleable inventory that was well-received by consumers. Net sales order value increased to $605.0 million from $448.8 million, or 34.8% higher, compared to the nine months ended September 30, 2012. The average selling price increased 27.0%, or $95,000, in the nine months ended September 30, 2013 compared to the same period last year. The number of average active selling communities in the West region increased 4.8% when compared to the same period last year. The average sales per community per month for the nine months ending September 30, 2013 and 2012 were 4.3 and 4.2, respectively. Overall, during the nine months ended September 30, 2013, revenues and sales pace improved in the West region compared to the same period in 2012 primarily due to housing market recoveries and advances in the Phoenix and Northern California markets. We continue to see strong demand in these markets and are systematically releasing product into the marketplace to capture and maintain increased operating margins, as evidenced by the 31.1% year-over-year increase in average sales price of our backlog homes.

During the nine months ended September 30, 2013, home closings gross margin for the West region was 21.4%, compared to 15.6% for the same period in 2012. Adjusted home closings gross margin in the West region increased by 620 basis points in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in home closings gross margin and adjusted home closings gross margin was primarily due to our ability to control our construction costs while increasing our average selling price by 16.4% in 2013, all divisions increased gross margin percentage during the period. The Northern California and Phoenix divisions experienced the highest percentage of price increases during the year and also were able to contain construction costs as the volume of construction within our communities in those markets allowed us to effectively manage cost pressures on construction materials and labor. If the recovery in our West region markets continues, we expect that our margin performance will continue to be favorable. We believe that the backlog margins and magnitude in the West region indicate that the recovery in that region has become more well-established.

Canada Region

The following table sets forth a reconciliation between our Canada gross margins (home closings, land closings and home and land closings) and our corresponding Canada adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	For the Nine Months Ended September 30,
(In thousands)	2013	2012
Home Closings
Home closings revenue	$247,616	$220,822
Cost of home closings	190,342	164,243

Home closings gross margin	57,274	56,579
Capitalized interest amortization	10,795	5,729

Adjusted home closings gross margin	$68,069	$62,308

Home closings gross margin %	23.1%	25.6%
Adjusted home closings gross margin %	27.5%	28.2%
Land Closings
Land closings revenue	$121	$11,285
Cost of land closings	342	8,801

Land gross margin	(221)	2,484
Capitalized interest	328	283

Land adjusted gross margin	$107	$2,767

Land gross margin %	(182.6)%	22.0%
Land adjusted gross margin %	88.4%	24.5%
Home and Land Closings
Home and land closings revenue	$247,737	$232,107
Cost of home and land closings	190,684	173,044

Gross margin	57,053	59,063
Capitalized interest	11,123	6,012

Adjusted gross margin	$68,176	$65,075

Gross margin %	23.0%	25.4%
Adjusted gross margin %	27.5%	28.0%

Canada region home closings revenue for the nine months ended September 30, 2013 increased by 12.1% to $247.6 million, compared to $220.8 million for the nine months ended September 30, 2012. The number of home closing units in the nine months ended September 30, 2013 increased by 40.4% compared to the nine months ended September 30, 2012. Canada region revenues and number of closings were affected by timing of high-rise closings. In the nine months ended September 30, 2012, we began closing one joint venture tower, Nautilus, which had 382 of its 389 units close in the period, which accounted for more than $8.1 million in joint venture income, while in 2013, we recognized $15.0 million of income on 458 of 879 units from closings at our joint venture high-rise buildings Couture and Encore. Income from joint venture closings is included as a component of equity in income of unconsolidated entities and not included in homebuilding revenue. We closed 306 of 423 units in our wholly owned tower Ultra, which produced $72.8 million of revenue. The average home closings sales price was 20.2% lower for the nine months ended September 30, 2013 when compared to the same period last year. This decrease was due to a product mix shift into move-up communities located in affordable areas of the greater Toronto area during 2013 and shift in mix between single-family and high-rise units. The Canada region experienced a decline of 143 units in net new homes sold in the nine months ended September 30, 2013 when compared to the same period last year, which is attributable to the timing of high-rise sales launches, the close-out of some historically higher volume communities and product availability. The average sales per community per month were 3.5 and 4.8 for the nine months ended September 30, 2013 and 2012, respectively, which we believe represents a normalized pace in the region. We continue to focus on our margin over volume approach to selling in our communities. Average sales price increased by $40,000 or 9.5%, and average sales value declined 16.1% when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012. The decline in home sales from a tempered sales pace and a product mix change have contributed to the reduced aggregate sales values during 2013. Our total sales value in the nine months ended September 30, 2013 was $215.0 million compared to $256.2 million in the prior year period.

Home closings gross margin for the nine months ended September 30, 2013 for the Canada region was 23.1%, compared to 25.6% for the nine months ended September 30, 2012. The adjusted home closings gross margin for the Canada region was 70 basis points lower in 2013, when compared to 2012. The decreases in home closings gross margin and adjusted home closings gross margin were due to a shift in product sales, as more wholly-owned multi-family units closed during 2013, whereas legacy single family products with favorable basis closed out during 2012. Currently we anticipate, in light of slowing job growth in Ontario relative to the recent past, ongoing global economic uncertainty and increasing units under construction, that growth in the Ontario housing market will moderate in the near term and return to paces and prices that more closely resemble the long-term historical averages.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF and title services in our Florida markets, is highly dependent on our sales and closings volumes. Our Mortgage Operations segment’s revenue increased from $13.7 million in the nine months ended September 30, 2012 to $20.9 million in the nine months ended September 30, 2013, due primarily to increased closings volume and average loan amounts. The decrease in gross margin was driven primarily by increases in mortgage underwriting costs driven by increased staffing for compliance initiatives. Our capture rate at 79% was down slightly from the prior period as we transitioned our Darling Homes operations from the legacy provider to TMHF.

	For the Nine Months Ended September 30,
(In thousands)	2013	2012
Mortgage operations revenue	$20,896	$13,705
Mortgage operations expense	11,945	7,667

Mortgage operations gross margin	$8,951	$6,038

Mortgage operations margin %	42.8%	44.1%

Sales, Commissions and Other Marketing Costs

For the nine months ended September 30, 2013 and 2012, sales, commissions, and other marketing costs such as advertising and sales office expenses were $97.2 million and $52.2 million, respectively, reflecting a 66.2% increase in homes closed (excluding joint ventures). Our U.S. regions tend to have higher per-unit commissions, so our mix of commissions paid moved in tandem with our U.S. operations, where we closed 73.1% more homes in the nine months ended September 30, 2013 as compared to the same period in 2012. Additionally, our Canadian high-rise closings bear the cost of a real estate broker commission while the single family Canadian closings generally do not have these commissions. As a percentage of home sales revenue, sales commissions and other marketing costs increased to 6.5% from 6.3% for the nine months ended September 30, 2013 and 2012 respectively. An increase in external commissions paid added to the increase year over year as consumers leveraged outside professionals more prominently than in prior period.

General and Administrative Expenses

For the nine months ended September 30, 2013, general and administrative expenses were $68.2 million as compared to $41.1 million in the same period in 2012, which represents a 66.0% increase. General and administrative expenses were 4.5% as a percentage of total revenue in the nine months ended September 30, 2013, compared to 4.7% in the same period in 2012 due to our diligent cost containment strategy as we actively pursue synergies within the business relating to our recent acquisition and were able to leverage our existing infrastructure while increasing closings 66.2%. We recorded $1.9 million of expense for the options and restricted stock units granted in connection with our IPO. There are no comparable amounts in the corresponding prior period. In 2012, we recorded a discrete reversal of legal accruals related to a favorable settlement of $9.0 million. Excluding the legal reversal in 2012, general and administrative expenses were 5.7% of total revenue.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $21.0 million for the nine months ended September 30, 2013 compared to $11.5 million for the nine months ended September 30, 2012. Our joint venture income comes largely from the Nautilus, Encore and Couture high-rises and single family projects in our Canada region. During the comparative periods we experienced similar margin but recognized 20% more closings in 2013.

Interest (Income) Expense, net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Purchase accounting from the Acquisition eliminated the accumulated capitalized interest on the balance sheet as of the Acquisition date. Interest (income) expense, net for the nine months ending September 30, 2013 and 2012, was $(1.1) million and $0.0 million, respectively.

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

On April 12, 2013 TMHC used $204.2 million of the net proceeds of the IPO to acquire new TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). We wrote off $4.6 million of unamortized issuance costs, wrote off $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million loss on extinguishment for the nine months ended September 30, 2013.

Other (Income) Expense, net

Other expense, net for the nine months ended September 30, 2013 was $2.6 million of expense as compared to $1.7 million of income in the nine months ended September 30, 2012.

Indemnification and Transaction Expense

The Predecessor Parent Company has indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the Acquisition. An indemnification receivable of $129.7 million was recorded at the time of the Acquisition. The indemnification receivable also includes a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the nine months ended September 30, 2013 and 2012, $77.9 million and $12.3 million of the indemnification receivable was written off due to successful effective settlement of a tax position that was indemnified by the Predecessor Parent Company. The uncertain tax position was reversed simultaneously in our tax provision during each period.

During the nine months ended September 30, 2013 we also incurred $29.8 million of expense related to the termination of the management services agreement between us and the Principal Equityholders as part of the Reorganization Transactions. Additionally, we incurred $80.2 million of non-cash stock compensation expense for the modification of the TMM Holdings Class J Units which were exchanged from the Company to entities controlled by the Principal Equityholders. The change was related to the termination of the JHI Services Agreement.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2013 and 2012 was composed of the statutory tax rates in the United States and Canada and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, the establishment of uncertain tax positions, and interest relating to uncertain tax positions. In addition, the IPO and Reorganization Transactions also resulted in an increase to our effective tax rate for the nine months ended September 30, 2013 due to certain non-deductible charges related to modification of the Class J Units of TMM Holdings.

During the nine months ended September 30, 2013, we accepted a settlement offer related to Taylor Woodrow Holdings (USA) Inc. for the 2008 and 2009 tax years. As a result, $79.6 million of our previously unrecognized tax positions including interest and penalties were recognized during the nine months ended September 30, 2013. In addition, we recorded an increase to its unrecognized tax positions for $7.2 million for state tax issues related to tax returns filed under the legacy Predecessor Parent Company operations.

As of September 30, 2013, our cumulative gross unrecognized tax benefits were $21.0 million in the U.S. and $9.8 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2012, our cumulative gross unrecognized tax benefits were $85.7 million in the U.S. and $9.8 million in Canada. These amounts are included in income taxes payable in the accompanying consolidated balance sheets at September 30, 2013 and December 31, 2012. Total unrecognized tax benefits expected to reverse in the next 12 months is $12.0 million.

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

Adjusted gross margins

We calculate adjusted gross margin from U.S. GAAP gross margin by adding impairment charges attributable to the write-down of operating communities and the amortization of capitalized interest through cost of home closings. We also discuss adjusted home closings gross margin, which is calculated by adding back to home closings gross margin the capitalized interest amortization and impairment charges related to the homes closed. Adjusted land closings gross margin is calculated similarly. Management uses our adjusted gross margin measures to evaluate our performance on a consolidated basis as well as the performance of our regions. We believe these adjusted gross margins are relevant and useful to investors for evaluating our performance. These measures are considered non-GAAP financial measures and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures as measures of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

Overview of Capital Resources and Liquidity

Our principal uses of capital in the three and nine months ended September 30, 2013 and 2012 were land and property purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. In addition, during the 2013 period, we made significant payments and incurred significant expenses in connection with our Reorganization Transactions. Historically, we have used a combination of capital contributions and intercompany borrowings from our former parent, Taylor Wimpey plc, and funds generated by operations to meet our short-term working capital requirements. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

We have a defined strategy for cash management, particularly as related to cash outlays for land and inventory development. We used $158.4 million of cash in operating activities for the nine months ended September 30, 2012 and $338.4 million of cash used in operating activities in the same period in 2013. Our principal cash uses in 2013 were real estate inventory acquisitions. We generated the cash used in 2013 through our operating activities, borrowings under our revolving facilities and the issuances of the 2021 Senior Notes.

Since the Acquisition, we have primarily funded our cash needs from cash from operations and cash generated from our offerings of 2020 and 2021 Senior Notes. Our need for letters of credit has been primarily fulfilled through the TD Facility, the revolving facilities and the HSBC Facility, which are discussed in more detail below. We believe that our solid balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions.

Having completed the IPO and the issuance of the $550.0 million of 2021 Senior Notes and having entered into the new $400.0 million Restated Revolving Credit Facility, we believe that we can fund our cash needs for planned and projected operations for the next twelve months from cash on hand and cash generated from operations and borrowings under our Restated Revolving Credit Facility. As of

September 30, 2013, under our Restated Revolving Credit Facility, we had $376.5 million of additional availability for borrowings and $176.5 million of additional availability for letters of credit (giving effect to $23.5 million of letters of credit outstanding as of such date). Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets as they are available. See “Recent Developments – Restated Revolving Credit Facility and 2021 Senior Notes” for more information.

Capital Resources

Cash and Cash Equivalents

As of September 30, 2013, we had available cash and cash equivalents of $355.4 million. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000.

The amount of cash and cash equivalents held by foreign subsidiaries as of September 30, 2013 was $112.9 million. While all of such cash and cash equivalents are readily convertible into U.S. dollars, we would be required to accrue and pay taxes to repatriate those funds to the U.S. Historically we have not generally repatriated such funds, since we generally have used such funds in our Canadian business. However, we may in the future repatriate such funds to the U.S.

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

On April 12, 2013, the Borrowers entered into the Restated Revolving Credit Facility. The Restated Revolving Credit Facility, among other things, (a) converted the Revolving Credit Facility into an unsecured facility; (b) reduced the Eurodollar application margin from 3.25% to 2.00% (subject to a step-up or step-down based on a capitalization ratio) and base rate applicable margin from 2.25% to 1.00% (subject to a step-up or step-down based on a capitalization ratio); (c) increased the aggregate amount of commitments under the Revolving Credit Facility to $400.0 million, of which $200.0 million is available for letters of credit; (d) permits the Borrowers to increase the Restated Revolving Credit Facility up to an additional $200.0 million through an incremental facility feature; (e) permits the Borrowers to borrow up to the commitment amount under the Restated Revolving Credit Facility unless the capitalization ratio as of the most recently ended fiscal quarter exceeds 0.55 to 1.00, in which case, borrowing availability under the Restated Revolving Credit Facility will be measured by reference to a borrowing base formula to be calculated quarterly (or more frequently as the Borrowers may elect); and (f) extended the maturity date of the facility to April 12, 2017.

Borrowings under the Restated Revolving Credit Facility may be made in U.S. dollars, and in Canadian dollars subject to a U.S. $80.0 million Canadian Sub-limit, and bear interest based upon either a LIBOR or CDOR interest rate option, as applicable, or a base rate or Canada prime rate option, as applicable, as selected by the borrowers plus, in each case, an applicable margin. The applicable margin for (a) any Eurodollar Rate Loan or CDOR Rate Loan is 2.00% per annum, payable on the last date of each applicable interest period or at the end of each three-month period if the applicable interest period is longer than three months and (b) any Base Rate Loan or Canadian Prime Rate Loan, 1.00% per annum, payable quarterly. There is a fee of 0.50% per annum on the commitment (whether drawn or undrawn), payable quarterly in arrears, and subject to a 12.5 basis point reduction for quarters ending after September 30, 2013 upon the achievement of a specified capitalization ratio. The Borrowers have the right to make “amend and extend” offers to lenders of a particular class.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring the Borrowers and their subsidiaries to comply with a certain maximum capitalization ratio and a minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility, in each case, are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that the Borrowers may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to the Borrowers, be included in the calculation of consolidated tangible net worth or consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum capitalization ratio is 0.60 to 1.00. The ratio, as calculated by the Borrowers, at September 30, 2013 was 0.41 to 1.00. The minimum consolidated tangible net worth requirement was approximately $1.1 billion at September 30, 2013. At September 30, 2013 the Borrower’s tangible net worth was $1.4 billion.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2013 and December 31, 2012, we were in compliance with our financial covenants.

The Borrowers had no outstanding borrowings under the Restated Revolving Credit Facility at September 30, 2013 and $50.0 million outstanding at December 31, 2012. As of September 30, 2013, the Borrowers had $376.5 million of additional availability for borrowings including $176.5 million of additional availability for letters of credit (giving effect to $23.5 million of letters of credit outstanding as of such date).

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

On April 12, 2013, TMHC used $204.2 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM, which then contributed such net proceeds to the Bond Co-Issuers to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). The Company wrote off $4.6 million of unamortized issuance costs and $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million Loss on Extinguishment of Debt in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2013.

The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among other items. The indenture governing the 2020 Senior Notes contains customary events of default. The most restrictive covenant of the indenture requires a fixed charge coverage ratio of 2.00 to 1.00. At September 30, 2013, the Company’s fixed charge coverage ratio was 4.00 to 1.00.

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

2021 Senior Notes

On April 16, 2013, the Bond Co-Issuers completed the issuance of $550.0 million aggregate principal amount of Senior Notes due 2021 (the “2021 Senior Notes”).

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

Mortgage Company Loan Facilities

In December 2010, TMHF, the Company’s wholly owned mortgage subsidiary, entered into an agreement with Flagstar Bank (the “Flagstar Agreement”), as agent and representative for itself and other buyers of the Company’s held-for-sale mortgages named therein. The Flagstar Agreement was amended in March 2013 to reduce the interest rate minimum floor from 3.95% to 3.5%. The purpose of the Flagstar Agreement is to finance the origination of up to $30 million of mortgage loans at any one time by TMHF, subject to certain sub-limits, and with a temporary accordion feature subject to approval by Flagstar, which allows for borrowings in excess of total availability. Borrowings under the facility are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The Flagstar Agreement is terminable by either party with 30 days’ notice and bears interest at a rate of LIBOR plus 2.5%, with a minimum floor of 3.5%. Borrowings under this facility are paid back with proceeds received when mortgages are sold to participating lenders in the Flagstar Agreement, or to other buyers subject to certain sub-limits. The time period from borrowing to repayment is typically less than 20 business days. At September 30, 2013 and December 31, 2012, there were $15.1 million and $38.6 million, respectively, in outstanding borrowings under the Flagstar Agreement.

In December 2011, TMHF entered into a letter agreement with Comerica Bank (the “Comerica Bank Agreement”), as agent and representative for itself and other buyers of the Company’s held-for-sale mortgages named within. In June 2013, the Comerica Bank Agreement was amended to increase the capacity from $30 million to $50 million. The line has the capacity to finance up to $50 million of mortgage loans at any one time by TMHF, subject to certain sub-limits. At September 30, 2013 and December 31, 2012, mortgage loans financed under this arrangement were $16.8 million and $41.7 million, respectively.

The mortgage borrowings outstanding as of September 30, 2013 and December 31, 2012, are collateralized by $45.2 million and $85.0 million, respectively, of mortgage loans held for sale, which comprise the balance of Mortgage Receivables in the Consolidated Balance Sheets, and $2.0 million and $2.0 million, respectively of restricted short-term investments in certificates of deposit known as CDARS, which are included in Restricted Cash in the Consolidated Balance Sheets.

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

We are committed, under various letters of credit, and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of the Company’s operations in Canada. Outstanding letters of credit, and surety bonds under these arrangements, including the Company’s share of responsibility for arrangements with its joint ventures, totaled $248.8 million as of September 30, 2013 and $230.8 million as of December 31, 2012. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is a party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides facilities including letters of credit of up to CAD $100.0 million or its U.S. dollar equivalent to provide letter of credit financing in support of Monarch’s projects. Under the terms of the TD Facility, the first $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. Monarch also guarantees the credit facilities that certain joint ventures are party to with The Toronto – Dominion Bank. There were CAD $107.4 million and CAD $102.6 million letters of credit outstanding under the Monarch and joint venture TD Facility as of September 30, 2013 and December 31, 2012, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of September 30, 2013 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $9.0 million and CAD $11.0 million letters of credit outstanding under the HSBC Facility as of September 30, 2013 and December 31, 2012, respectively.

The TD Facility contains certain financial covenants. We are required to maintain a minimum net equity and a minimum debt-to-equity ratio as well as maintain an interest coverage ratio. As of September 30, 2013, our net equity, as defined in the TD Facility, was CAD $367.1 million (compared with the minimum requirement of CAD $250.0 million), our debt-to-equity ratio was 96% (compared with the requirement not to exceed 125%). Violations of the financial covenants in the TD Facility, if not waived by the lenders or cured, could result in acceleration by the lenders. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our other indebtedness. As of September 30, 2013, we were in compliance with all of the covenants under the TD Facility.

Both the TD Facility and the HSBC Facility are 364-day facilities that expire on June 30, each year. Both Facilities have been renewed and extended to June 30, 2014 on terms substantially similar to those in effect prior to the extensions.

Other Loans Payable and Other Borrowings

Other loans payable and other borrowings as of September 30, 2013 consist of project-level debt due to various land sellers and municipalities, and is generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $231.8 million of the loans as of September 30, 2013 was 4.3% per annum, and $104.7 million of the loans were non-interest bearing. As of September 30, 2013, other loans payable and other borrowings increased by an estimated $120.6 million compared to December 31, 2012 primarily due to the closing of transactions under land purchase contracts with seller financing and high-rise funding.

Operating Cash Flow Activities

Our net cash used in operating activities amounted to $338.4 million for the nine months ended September 30, 2013 compared to $158.4 million used in operating activities for the nine months ended September 30, 2012. The primary cause of our increase in cash used in operating activities was our increased purchases of land inventory. These purchases were primarily funded with our operating activities and issuance of Senior Notes. Prepaid expense decreased during the period as amounts recognized for model homes and insurance renewals decreased during the period as closings increased and insurance policies conditioned on number of closings forecasted were entered into. Customer deposits increased during the quarter as amounts received related to our increased volume of sales, resulted in higher backlog amounts. Accrued other liabilities were reduced by payouts exceeding prior year quarters as well as the recognition of deferred revenue related to closings of homes on property purchased from joint venture land development operations. Income taxes payable during the prior year quarter included a reversal of a payable amount related to an uncertain tax position in which we received a favorable settlement.

Investing Cash Flow Activities

Net cash used in investing activities was $6.2 million and $7.4 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash used in 2013 was primarily the result of reduced investments in unconsolidated entities as we received distributions from joint venture operations, primarily in our Canada region, and made equipment purchases partially offset by an increase in restricted cash from securing credit lines in our Canadian operations.

Financing Cash Flow Activities

Net cash provided by financing activities totaled $407.4 million and $293.5 million for the nine months ending September 30, 2013 and 2012, respectively. Net cash provided by financing activities in 2013 was primarily attributable to our issuance of $550.0 million of 2021 Senior Notes in April 2013. In 2013 our loans receivable from mortgage operations were reduced during the quarter by $48.5 million as loans were sold to financial institutions as part of our lending procedures. Funds collected reduced the outstanding mortgage borrowings. The decrease in 2013 is primarily related to the incremental borrowings under our revolving facilities. Additionally the proceeds from the IPO in 2013 were used to buy back $189.6 million aggregate principal amount of the 2020 Senior Notes and $482.5 million to purchase New TMM Units held by the TPG and Oaktree Holding Vehicles, JH and certain members of TMHC’s management.

Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our letters of credit, surety bonds and financial guarantees of joint ventures as of the dates indicated.

(In thousands)	September 30, 2013	December 31, 2012
Letters of credit
U.S.	$23,477	$25,333
Canada	102,422	100,462

Total outstanding letters of credit	125,899	125,795

Surety bonds
U.S.	117,902	61,619
Canada	67,731	48,369

Total outstanding surety bonds	185,633	109,988

Financial guarantees of joint ventures, proportionate
Letters of credit	17,056	14,013
Borrowings	44,131	52,847

Total outstanding financial guarantees of joint ventures	61,187	66,860

Total outstanding letters of credit, surety bonds and financial guarantees of joint ventures	$372,719	$302,643

We do not engage in commodity trading or other similar activities. We had no derivative financial instruments at September 30, 2013 or December 31, 2012.

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

As of September 30, 2013, we had equity investments in 33 unconsolidated land development and homebuilding joint ventures, compared to 39 at December 31, 2012. Not all of these joint ventures are actively engaged in operations and some may be maintained, despite no longer being operational.

Investment in unconsolidated land development and homebuilding joint ventures

(In thousands)	September 30, 2013	December 31, 2012
East	$480	$723
West	—	—
Canada	87,533	73,210
Other	1,243	532

Total	$89,256	$74,465

These joint ventures often obtain acquisition, development and construction financing, designed to reduce our equity investment and improve our overall returns. This joint venture specific indebtedness is typically secured by all assets of the entity raising the debt. As of September 30, 2013, our unconsolidated joint ventures’ borrowings were $137.0 million compared to $162.2 million at December 31, 2012. Our proportional share of letters of credit issued and indebtedness was $17.1 million and $44.1 million at September 30, 2013 and $14.0 million and $52.8 million at December 31, 2012.

As added support to the third party lenders of these unconsolidated joint ventures related to our Canadian business, secured guarantees are typically provided by Monarch, typically in proportion to Monarch’s equity ownership in the joint ventures. As of September 30, 2013, our maximum recourse exposure related to outstanding indebtedness and letters of credit issued by our unconsolidated land development and homebuilding joint ventures totaled $130.7 million, a decrease from $140.4 million as of December 31, 2012. We also provide completion and performance guarantees for projects undertaken by our unconsolidated joint ventures.

The summarized balance sheets below of our unconsolidated land development and homebuilding joint ventures with recourse to us were as follows:

Summary balance sheet

(In thousands)	September 30, 2013	December 31, 2012
Assets	$448,234	$473,115
Liabilities	284,157	356,094
Equity	164,077	117,021

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of September 30, 2013, we had outstanding land purchase and lot option contracts of $509.6 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. For additional detail, see “—Commercial Commitments and Off-Balance Sheet Arrangements.”

Seasonality

Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a significant portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

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

Revenue Recognition

Home Sales

Home closings revenue is recorded at closing using the completed-contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, we have no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

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

Mortgage Operations Revenue

Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold within a short period of time, generally 15 days, on a non-recourse basis as further described in Note 13 to the unaudited consolidated financial statements. After the loans are sold, we retain potential liability for possible claims by purchasers that we breached certain limited industry-standard representations and warranties in the loan sale agreement. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

Deposits

Forfeited buyer deposits related to home, condominium, and land sales are recognized in other income in the accompanying consolidated statements of operations in the period in which we determine that the buyer will not complete the purchase of the property and the deposit is determined to be nonrefundable to the buyer.

Sales Discounts and Incentives

We typically grant our homebuyers sales discounts and incentives, including cash discounts, discounts on options included in the home, option upgrades, and seller-paid financing or closing costs. Discounts are generally accounted for as a reduction in the sales price of the home.

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

If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. We evaluate cash flows on a community-by-community basis. These cash flows are significantly impacted by various estimates of sales prices, construction costs, sales pace, and other factors. We evaluated 181 communities as of September 30, 2013 and 128 communities as of December 31, 2012 for impairments. No impairments were recorded for either period.

We perform our impairment analysis based on total inventory at the community level using discount rates that in the past have generally ranged from 12.0% to 18.0%. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. Inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, or land held for development, based on the stage of production or plans for future development.

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

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase and concluding with the sale, construction and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or finished lots. In the nine months ended September 30, 2013 and 2012, we were actively selling in an average of 178 and 129 communities, respectively.

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

We are also involved in several joint ventures with independent third parties for our homebuilding activities. We use the equity method of accounting for investments that qualify as VIEs where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For those unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in Equity in Income (Loss) of Unconsolidated Entities when earned and distributions are credited against our investment in the joint venture when received.

Noncontrolling Interests – joint ventures – We consolidate joint ventures when we are the primary beneficiary. Therefore, those entities’ financial statements are consolidated into our consolidated financial statements and the other partners’ equity is recorded as Noncontrolling Interests – joint ventures.

Noncontrolling Interests – Principal Equityholders and Former Controlling Interests – In the Reorganization Transactions (see Note 14-Capital Structure – Reorganization Transactions), immediately prior to our IPO the existing holders of TMM Holdings limited partnership interests the Principal Equityholders, members of management and the board of directors, exchanged their limited partnership interests for limited partnership interests of a newly formed limited partnership, New TMM. For each limited partnership interest of New TMM received in the exchange, the Principal Equityholders, members of management and the board of directors also received, directly and indirectly, a corresponding number of shares of our Class B common stock, par value $0.00001per share Class B Common Stock. All of our Class B Common Stock is owned by the Principal Equityholders, members of management and the board of directors. Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit are exchangeable into one share of our Class A Common Stock in accordance with our Exchange Agreement.

The Company sold Class A Common Stock to the investing public in its IPO. The proceeds received in the IPO were used by us to purchase limited partnership interests in New TMM, such that we own an amount of limited partnership units of New TMM equal to the amount of our shares of Class A Common Stock. Our Class A Common Stock has voting rights and economic rights. Also in the Reorganization Transactions, we became the sole owner of the general partner of New TMM. As the general partner of New TMM, we exercise exclusive and complete control over New TMM. Consequently, we consolidate New TMM and record a non-controlling interest in our Consolidated Balance Sheet for the economic interests in New TMM held, directly and indirectly, by the Principal Equityholders, members of management and the board of directors.

The Noncontrolling interests – Principal Equityholders percentages at September 30, 2013 are as follows:

Class A Common Stock	Class B Common Stock	Total(1)
32,857,800	89,451,164	122,308,964
26.9%	73.1%	100%

(1)	Assumes all of the holders of Class B Common Stock exchange their shares for Class A Common Stock on a one-for-one basis.

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

Income Taxes

Income tax provision year to date in 2013 was $22.3 million benefit compared to $0.2 million in 2012. Our Canadian operations generated taxable income in each period and recorded tax expense at their effective rate. The U.S. operations recorded expense from operations, In addition to interest on uncertain tax positions under ASC Topic 740, “Income Taxes”.

Recently Issued Accounting Pronouncements

In July 2013 the FASB issued (“ASU”) 2013-11 Income Taxes, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company does not anticipate the adoption of ASU 2013-11 will have a material effect on its consolidated financial statements or disclosures.

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

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2013, 98% of our debt was fixed rate and 2% was variable rate. None of our market sensitive instruments were entered into for trading purposes. We did not utilize swaps, forward or option contracts on interest rates or other types of derivative financial instruments to manage our risk as of and for the nine months ended September 30, 2013. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of September 30, 2013, we had no outstanding borrowings under our $400.0 million Restated Revolving Credit Facility. We had $376.5 million of additional availability for borrowings and $176.5 million of additional availability for letters of credit (giving effect to $23.5 million of letters of credit outstanding as of such date). See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.” Our fixed rate debt is subject to a requirement that we offer to purchase the senior notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing the senior notes). We are also required to offer to purchase all of the outstanding senior notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2013. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair
(In millions, except percentage data)	2013	2014	2015	2016	2016	Thereafter	Total	Value
Fixed Rate Debt	$90.6	$132.3	$46.7	$41.1	$16.8	1,048.8	1,376.3	1,390.6
Average interest rate(1)	3.0%	3.0%	3.0%	3.0%	3.0%	6.4%	5.6%
Variable rate debt(2)	$31.8	$—	$—	$—	$—	$—	$31.8	$31.8
Average interest rate	3.4%	—	—	—	—	—	3.4%

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at September 30, 2013, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.3 million per year.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the nine months ended September 30, 2013 and 2012, 16.2% and 26.4%, respectively, of our consolidated revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. We did not utilize swaps, forward or option contracts on currency exchange rates or other types of derivative financial instruments to manage our risk for the nine months ended September 30, 2013. Based upon the level of our Canadian operations during the nine months ended September 30, 2013, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net income by approximately $4.3 million for the nine months ended September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Risk Factors set forth on Exhibit 99.1 are incorporated by reference in this quarterly report. These Risk Factors may materially affect our business, financial condition or results of operations. You should carefully consider the Risk Factors set forth on Exhibit 99.1 and the other information set forth elsewhere in this quarterly report. You should be aware that these Risk Factors and other information may not describe every risk facing our Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Risk Factors.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE: November 13, 2013
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