Form 10-Q
period 2014-03-31
Taylor Morrison Home Corp
filed 2014-05-07
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 7, 2014
Class A common stock, $0.00001 par value	32,857,800
Class B common stock, $0.00001 par value	89,451,164

TAYLOR MORRISON HOME CORPORATION

TAYLOR MORRISON HOME CORPORATIONS

CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$433,000	$389,181
Restricted cash	17,890	24,814
Real estate inventory:
Owned inventory	2,468,938	2,243,744
Real estate not owned under option agreements	14,053	18,595

Total real estate inventory	2,482,991	2,262,339
Land deposits	66,275	43,739
Loans receivable	40,800	33,395
Mortgages receivable	73,758	95,718
Tax indemnification receivable	5,267	5,216
Prepaid expenses and other assets, net	120,477	98,870
Other receivables, net	67,213	56,213
Investments in unconsolidated entities	133,451	139,550
Deferred tax assets, net	249,611	244,920
Property and equipment, net	7,355	7,515
Intangible assets, net	12,685	13,713
Goodwill	23,375	23,375

Total assets	$3,734,148	$3,438,558

Liabilities
Accounts payable	$123,248	$121,865
Accrued expenses and other liabilities	194,490	214,500
Income taxes payable	20,781	47,540
Customer deposits	110,083	94,670
Mortgage borrowings	51,919	74,892
Loans payable and other borrowings:
Loans payable and other borrowings owned	256,712	282,098
Loans payable and other borrowings attributable to consolidated option agreements	14,053	18,595

Total loans payable and other borrowings	270,765	300,693
Senior notes	1,389,333	1,039,497

Total liabilities	2,160,619	1,893,657
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 32,857,800 shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,451,164 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	373,150	372,789
Retained earnings	54,411	43,479
Accumulated other comprehensive loss	(4,193)	(452)
Non-controlling interests – joint ventures	7,266	7,236
Non-controlling interests – Principal Equityholders	1,142,894	1,121,848

Total stockholders’ equity	1,573,529	1,544,901

Total liabilities and stockholders’ equity	$3,734,148	$3,438,558

See accompanying notes to the unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2014	2013
Home closings revenue	$500,839	$366,769
Land closings revenue	12,099	8,854
Mortgage operations revenue	6,262	5,889

Total revenues	519,200	381,512
Cost of home closings	393,656	288,831
Cost of land closings	8,713	7,644
Mortgage operations expenses	3,936	3,491

Total cost of revenues	406,305	299,966
Gross margin	112,895	81,546
Sales, commissions and other marketing costs	35,166	25,942
General and administrative expenses	22,372	20,344
Equity in income of unconsolidated entities	(2,629)	(3,158)
Interest expense (income), net	449	(486)
Other expense, net	3,235	742
Indemnification and transaction income	(89)	(1,710)

Income before income taxes	54,391	39,872
Income tax provision	13,095	15,535

Income before non-controlling interests, net of tax	41,296	24,337
Income attributable to non-controlling interests — joint ventures	(117)	(78)

Net income	41,179	24,259
Income attributable to non-controlling interests — Principal Equityholders	(30,247)	(24,259)

Net income available to Taylor Morrison Home Corporation(1)	$10,932	$—

Earnings per common share (2):
Basic	$0.33	N/A
Diluted	$0.33	N/A
Weighted average number of shares of common stock (2):
Basic	32,858	N/A
Diluted	122,344	N/A

(1)	Prior to the Reorganization Transactions on April 9, 2013 and the initial public offering (“IPO”) net income was attributed solely to the Principal Equityholders and not available to holders of Taylor Morrison Home Corporation Class A common stock.
(2)	Prior to the Reorganization Transactions on April 9, 2013 and the IPO no common shares were outstanding. See the Company’s 2013 Annual Report on Form 10-K for additional information.

See accompanying notes to the unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Income before non-controlling interests, net of tax	$41,296	$24,337
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(14,264)	(8,409)
Post-retirement benefits adjustments, net of tax	338	(36)

Other comprehensive income loss, net of tax	(13,926)	(8,445)
Comprehensive income	27,370	15,892
Comprehensive income attributable to non-controlling interests — joint ventures	(117)	(78)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(20,062)	(15,814)

Comprehensive income available to Taylor Morrison Home Corporation	$7,191	$—

See accompanying notes to unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

	Common Stock
					Additional	Stockholders’ Equity
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	(1) Non-Controlling Interest - Joint Ventures	Non-Controlling Interest - Principal Equityholders	Total Stockholders Equity
Balance — December 31, 2012	—	$—	—	$—	$—	$1,231,050	$—	$(34,365)	$7,890	$—	$1,204,575
Net income	—	—	—	—	—	24,259	—	—	78	—	24,337
Other comprehensive income	—	—	—	—	—	—	—	(8,445)	—	—	(8,445)
Share based compensation	—	—	—	—	—	495	—	—	—	—	495
Non-controlling interest of acquired entity	—	—	—	—	—	—	—	—	(106)	—	(106)

Balance — March 31, 2013	—	—	—	—	—	1,255,804	—	(42,810)	7,862	—	1,220,856

Balance — December 31, 2013	32,857,800	$—	89,451,164	$1	$372,789	$—	$43,479	$(452)	$7,236	$1,121,848	$1,544,901
Net income	—	—	—	—	—	—	10,932	—	117	30,247	41,296
Other comprehensive loss	—	—	—	—	—	—	—	(3,741)	—	(10,185)	(13,926)
Distributions	—	—	—	—	—	—	—	—	(87)	—	(87)
Share based compensation	—	—	—	—	361	—	—	—	—	984	1,345

Balance — March 31, 2014	32,857,800	—	89,451,164	1	373,150	—	54,411	(4,193)	7,266	1,142,894	1,573,529

See accompanying notes to unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before non-controlling interests, net of tax	$41,296	$24,337
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(2,629)	(3,158)
Stock compensation expense	1,345	495
Distributions of earnings from unconsolidated entities	13,977	2,807
Depreciation and amortization	(387)	1,301
Deferred income taxes	(5,726)	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(242,296)	(88,254)
Receivables, prepaid expenses and other assets	(26,146)	30,739
Customer deposits	16,490	18,868
Accounts payable, accrued expenses and other liabilities	(15,981)	(39,082)
Income taxes payable	(26,389)	(1,384)

Net cash used in operating activities	(246,446)	(53,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	693	(384)
Distribution from unconsolidated entities	1,130	—
Decrease in restricted cash	6,244	254
Investments of capital into unconsolidated entities	(10,412)	(1,153)

Net cash used in investing activities	(2,345)	(1,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit related to mortgage borrowings	89,178	138,620
Repayment on line of credit related to mortgage borrowing	(112,151)	(181,629)
Proceeds from loans payable and other borrowings	1,859	7,436
Repayments of loans payable and other borrowings	(35,288)	(6,454)
Borrowings on revolving credit facility	53,000	471,000
Payments on revolving credit facility	(53,000)	(433,000)
Proceeds from the issuance of senior notes	350,000	—
Deferred financing costs	5,806	—
Distributions to non-controlling interests – joint ventures	(87)	—

Net cash provided by (used in) financing activities	299,317	(4,027)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,707)	(3,963)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$43,819	$(62,604)
CASH AND CASH EQUIVALENTS — Beginning of period	389,181	300,567

CASH AND CASH EQUIVALENTS — End of period	$433,000	$237,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(45,318)	$(10,781)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in loans payable issued to sellers in connection with land purchase contracts	$(25,019)	$(40,941)

Decrease (increase) in income taxes payable and related tax indemnification receivable from seller	$51	$(1,593)

See accompanying notes to unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — On April 12, 2013, Taylor Morrison Home Corporation (“TMHC” or the “Company”) completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions (a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013), TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) through the formation of TMM Holdings II Limited Partnership (“New TMM”), a Cayman Islands limited partnership. TMM Holdings is a British Columbia limited partnership formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities”), investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”). On July 13, 2011, TMM Holdings, through various wholly owned acquisition subsidiaries, acquired all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (“Taylor Woodrow” and now known as Taylor Morrison Communities, Inc., “Taylor Morrison” or “TMC”) and Monarch Corporation (“Monarch”), collectively the “Predecessor” from Taylor Wimpey plc (“Predecessor Parent Company”) through a combination of equity and debt (the “Acquisition”). In conjunction with the Acquisition, a series of holding companies and partnerships were established to hold TMM Holdings’ investments in the acquired businesses, of which the assets and liabilities were recorded at fair value. Unless the context requires otherwise, references in these financial statements to “we,” “us,” and “our” are to the Company and its consolidated subsidiaries. The Condensed and Consolidated Financial Statements for the quarter ended March 31, 2013 reflect the consolidated operations of TMM Holdings only, as there were no operating activities or equity transactions in TMHC during that period.

Taylor Morrison’s principal business is residential homebuilding and the development of lifestyle communities throughout the United States, with operations focused in Arizona, California, Colorado, Florida, and Texas. Taylor Morrison’s product lines feature entry-level, move-up, and luxury homes. Darling, a Texas based homebuilder founded in 1987, was acquired on December 31, 2012. Darling builds homes under the Darling Homes brand for move-up and luxury buyers in the Dallas-Fort Worth Metroplex and Houston markets. Monarch was founded in 1918, began homebuilding operations in 1936 and is one of the oldest names in Canadian homebuilding. Its business focuses on high-rise and single family residential construction in Ontario, Canada. Taylor Morrison and Monarch are the general contractors for all of their projects and retain subcontractors for home construction and site development. In addition to homebuilding, Taylor Morrison offers mortgage services to its customers in the United States through its mortgage brokerage subsidiary and title examination services in some U.S. locations through various joint ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited Condensed and Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated and Combined Financial Statements and accompanying Notes included in our 2013 Annual Report on Form 10-K. In the Reorganization Transactions, TMHC became the sole owner of the general partner of New TMM. As the general partner of New TMM, we exercise exclusive and complete control over New TMM. Consequently, for periods subsequent to April 9, 2013, we consolidate New TMM and record a non-controlling interest in our consolidated balance sheet for the economic interests in New TMM, that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors. The consolidated financial statements for these periods include the accounts of TMHC, TMM Holdings, New TMM, TMC, Monarch and our consolidated subsidiaries, partnerships and other entities for which we have a controlling financial interest, and of variable interest entities in which we are deemed the primary beneficiary. Intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements include all adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to accumulated other comprehensive income (loss) in the consolidated balance sheets and consolidated statements of stockholders’ equity.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed and consolidated financial statements and accompanying notes. Significant estimates include purchase price allocations, valuation of certain real estate, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Investments in Consolidated and Unconsolidated Entities — We use the equity method of accounting for entities we do not control or exercise significant influence over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. See Note 6 – Investments in Unconsolidated Entities for financial statement information related to unconsolidated entities.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. In accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a variable interest entity (“VIE”) may be created because we may be deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. Our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $66.3 million and $43.7 million, as of March 31, 2014 and December 31, 2013, respectively. Additionally, we posted $14.6 million and $14.9 million of letters of credit in lieu of cash deposits under certain option contracts as of March 31, 2014 and December 31, 2013, respectively. Creditors of these VIEs, if any, generally have no recourse against us (see Note 9 – Debt – Letters of Credit, Surety Bonds and Guarantees).

Non-controlling Interests – Joint Ventures — We are involved in several joint ventures with independent third parties for land development homebuilding activities. If we exercise control over entities, we consolidate joint ventures when we are the primary beneficiary. For these entities, their financial statements are consolidated in the accompanying Condensed and Consolidated Financial Statements and the other partners’ equity are recorded as non-controlling interests – joint ventures.

Non-controlling Interests – Principal Equityholders — Immediately prior to our IPO, the existing holders of TMM Holdings’ limited partnership interests exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”) as part of the Reorganization Transactions. For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B common stock, par value $0.00001 per share (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into one share of our Class A Common Stock in accordance with our Exchange Agreement.

The composition of our outstanding common stock as of March 31, 2014 was as follows:

Class A Common Stock	Class B Common Stock	Total
32,857,800	89,451,164	122,308,964
26.9%	73.1%	100%

Self Insurance and Warranty Reserves — We regularly review the reasonableness and adequacy of our warranty reserves and make adjustments to the balance of the pre-existing reserves to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in accrued expenses and other liabilities in the Condensed and Consolidated Balance Sheets. A summary of the changes in our warranty reserves is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Reserve — beginning of period	$41,403	$39,760
Purchase price allocations	56	—
Additions to reserves	2,383	5,574
Costs and claims incurred	(2,614)	(4,345)
Change in estimates to pre-existing reserves	4,293	571
Foreign currency adjustment	(216)	(157)

Reserve — end of period	$45,305	$41,403

Revenue Recognition

Home Sales — Revenues from home sales are recorded at closing, using the completed contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, there is no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

Condominium Sales — Revenues from the sale of condominium units is recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund under applicable laws except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to a rental property, the sales proceeds are collectible, and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. For our Canadian high-rise condominiums, these conditions are met when a certificate of occupancy has been received, all significant conditions of registration have been performed and the purchaser has the right to occupy the unit.

Land Sales — Revenues from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage Operations — Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans Taylor Morrison Home Funding, LLC (“TMHF”) originates are sold within a short period of time, generally 20 days, on a non-recourse basis as further described in Note 9 – Debt – Mortgage Company Loan Facilities. After the loans are sold, we retain potential liability for possible claims, by purchasers of the loan, that we breached certain limited industry-standard representations and warranties in the loan sale agreement. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

Deposits — Forfeited buyer deposits related to home, condominium, and land sales are recognized as an offset to other expense, net in the accompanying Condensed and Consolidated Statements of Operations in the period in which we determine that the buyer will not complete the purchase of the property and the deposit is determined to be non-refundable to the buyer.

Sales Discounts and Incentives — We grant home buyers sales discounts and incentives from time to time, including cash discounts, discounts on options included in the home, option upgrades, and seller-paid financing or closing costs. Discounts are generally accounted for as a reduction in the sales price of the home.

Income Taxes — We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

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

Recently Issued Accounting Pronouncements — In July 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Income Taxes (“ASU 2013–11”), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial statements or disclosures.

In April 2013, the FASB issued ASU 2013-04, Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective beginning January 1, 2014. The adoption of ASU 2013-04 did not have a material effect on our consolidated financial statements or disclosures.

3. OPERATING AND REPORTING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting, we have twelve homebuilding operating divisions which we aggregate into three reportable homebuilding segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics. We have no inter-segment sales as all home sales are to external customers. We capitalize certain interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of home closings when the related inventory is delivered to customers. In addition, we include Mortgage Operations as a separate segment. Our reporting segments are as follows:

West (Domestic)	Phoenix, Northern California, Southern California and Colorado
East (Domestic)	Houston (which includes a Taylor Morrison division and a Darling Homes division), Austin, Dallas, North Florida and West Florida
Canada (Foreign)	Kitchener-Waterloo, Ottawa and Toronto
Mortgage Operations (Domestic)	Mortgage and Title Services

Management primarily evaluates segment performance based on segment adjusted gross margin, which is comprised of segment gross margin, as defined under GAAP, less interest amortized to cost of home closings (“adjusted gross margin”). Management also reviews segment performance based on various metrics, including segment gross margin, defined as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Our segment information is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
East	$273,027	$195,072
West	191,186	134,736
Canada	48,725	45,815
Mortgage operations	6,262	5,889

Total revenues	519,200	381,512
Gross margin:
East	59,886	37,029
West	41,169	28,468
Canada	9,514	13,651
Mortgage operations	2,326	2,398

Total gross margin	112,895	81,546
Corporate and unallocated expenses(1)	(57,538)	(46,286)
Equity in income of unconsolidated entities	2,629	3,158
Indemnification and transaction income	89	1,710
Interest and other (expense) income, net	(3,684)	(256)

Income before income taxes	$54,391	$39,872

(1)	Represents sales, commissions and other marketing costs, and general and administrative expenses which do not have a readily determinable metric to allocate to the segments.

	Three Months Ended March 31, 2014
	East	West	Canada	Mortgage Operations	Total
Gross margin	$59,886	$41,169	$9,514	$2,326	$112,895
Add back interest amortized to cost of revenue	3,899	5,649	1,568	—	11,116

Adjusted gross margin	$63,785	$46,818	$11,082	$2,326	$124,011

	Three Months Ended March 31, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$37,029	$28,468	$13,651	$2,398	$81,546
Add back interest amortized to cost of revenue	2,547	3,385	2,127	—	8,059

Adjusted gross margin	$39,576	$31,853	$15,778	$2,398	$89,605

	As of March 31, 2014
	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,115,517	$1,187,571	$246,178	$—	$—	$2,549,266
Investments in unconsolidated entities	23,683	—	108,524	1,244	—	133,451
Other assets	114,512	37,291	258,217	89,529	551,882	1,051,431

Total assets	$1,253,712	$1,224,862	$612,919	$90,773	$551,882	$3,734,148

	As of December 31, 2013
	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,048,091	$1,002,500	$255,487	$—	$—	$2,306,078
Investments in unconsolidated entities	20,191	—	118,115	1,244	—	139,550
Other assets	103,107	27,842	289,527	110,004	462,450	992,930

Total assets	$1,171,389	$1,030,342	$663,129	$111,248	$462,450	$3,438,558

4. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all Class B Common Stock and New TMM Units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised (in thousands):

Three Months Ended March 31, 2014
Numerator:
Net income available to TMHC — basic	$10,932
Principal Equityholders’ non-controlling interest	30,247
Loss fully attributable to Class A Common Stock	199

Net income — diluted	$41,378

Denominator:
Weighted average shares — basic (Class A)	32,858
Principal Equityholders’ non-controlling interest (Class B)	89,451
Restricted stock units	35

Weighted average shares — diluted	122,344

Earnings per common share:
Basic	$0.33
Diluted	$0.33

We excluded a total of 1,236,782 stock options and time-vesting RSUs from the calculation of earnings per common share for the three months ended March 31, 2014 as their inclusion is anti-dilutive.

The shares of Class B Common Stock do not have economic rights (including no rights to dividends or distribution on liquidation), but only have voting rights and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic net earnings per share. Additionally, the income from Principal Equityholders’ non-controlling interest and the related Class B Shares produces an anti-dilutive effect on diluted earnings per common share.

Prior to the Reorganization Transactions on April 9, 2013 and the IPO, no common shares were outstanding, so comparable figures are not available. See Note 1 – Business for additional information.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS

Real Estate Inventory — Inventory consists of raw land, land under development, land held for future development, homes under construction, completed homes, and model homes. Inventory is carried at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes, overhead, and condominium construction costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or where development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity begins again.

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we review our real estate inventory for indicators of impairment by community during each reporting period. In conducting the review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. For the three months ended March 31, 2014 and 2013, we recorded no impairments on real estate assets.

As discussed in Note 2 under Investments in Consolidated and Unconsolidated Entities, in the ordinary course of business, we acquire various specific performance lots through existing lot option agreements. Real estate not owned under these contracts is consolidated into real estate inventory with a corresponding liability in loans payable and other borrowings in the Condensed and Consolidated Balance Sheets.

Inventory consists of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Operating communities	$2,035,534	$1,862,649
Real estate held for development or sale	433,404	381,095

Total owned inventory	2,468,938	2,243,744
Real estate not owned	14,053	18,595

Total real estate inventory	$2,482,991	$2,262,339

The development status of our land inventory is as follows (dollars in thousands):

	As of March 31, 2014		As of December 31, 2013
	Owned Lots (1)	Book Value of Land and Development	Owned Lots (1)	Book Value of Land and Development
Raw	13,643	$512,786	13,982	$425,759
Partially developed	11,147	588,320	10,828	516,492
Finished	7,645	724,501	7,559	732,015
Long-term strategic assets	3,729	28,175	3,729	27,988

Total	36,164	$1,853,782	36,098	$1,702,254

(1)	Includes 2,071 and 2,370 lots which are owned within unconsolidated joint ventures at March 31, 2014 and December 31, 2013, respectively.

Capitalized Interest — We capitalize certain interest costs to real estate inventory during the active development and construction periods. Capitalized interest is amortized to cost of revenues when the related inventory is delivered to the homebuyer. Interest capitalized, incurred, expensed and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest capitalized – beginning of period	$87,101	$59,643
Interest incurred	22,190	17,243
Interest expense not qualified for capitalization and recorded as interest expense	(300)	—
Interest amortized to cost of revenues	(11,116)	(8,059)

Interest capitalized – end of period	$97,875	$68,827

Land Deposits — We pay deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased. To the extent the deposits are non-refundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate inventory impairment analysis. Non-refundable deposits are recorded as a component of real estate inventory in the accompanying Condensed and Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. Refundable deposits are recorded in prepaid expenses and other assets, net in the accompanying Condensed and Consolidated Balance Sheets.

We are subject to the usual obligations associated with entering into contracts, including option contracts, for the purchase, development, and sale of real estate inventory in the routine conduct of our business. We have entered into a number of land purchase option contracts, generally through cash deposits or letters of credit, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse against us, except in Canada where sellers generally have full recourse under statutory regulations. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit. As of March 31, 2014 and December 31, 2013, we had the right to purchase approximately 4,960 and 6,570 lots under land option and land purchase contracts, respectively, which represents an aggregate purchase price of $420.9 million and $500.9 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had $66.3 million in land deposits and had posted $14.6 million in letters of credit related to land options and land purchase contracts. As of December 31, 2013, we had $43.7 million in land deposits and had posted $14.9 million in letters of credit related to land options and land purchase contracts.

For the three months ended March 31, 2014 and 2013, no impairment of option deposits and capitalized pre-acquisition costs for abandoned projects were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future, particularly in those instances where land sellers or third-party financial entities are unwilling to renegotiate significant contract terms.

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with unrelated third parties, with ownership interests of up to 65.0%. These entities are generally involved in real estate development, mortgage lending or title services. We generally use the equity method of accounting for our investments in unconsolidated entities, which are not VIEs and which we do not control.

Summarized condensed, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of March 31, 2014	As of December 31, 2013
Assets:
Real estate inventory	$430,131	$434,411
Other assets	115,497	138,940

Total assets	$545,628	$573,351

Liabilities and owners’ equity:
Debt	$135,897	$139,355
Other liabilities	161,596	174,371

Total liabilities	297,493	$313,726

Owners’ equity:
TMHC	133,451	139,550
Others	114,684	120,075

Total owners’ equity	248,135	259,625

Total liabilities and owners’ equity	$545,628	$573,351

	Three Months Ended March 31,
	2014	2013
Revenues	$17,382	$27,369
Costs and expenses	(11,747)	(15,756)

Income of unconsolidated entities	$5,635	$11,613

Company’s share in income of unconsolidated entities	$2,629	$5,456

Distributions of earnings from unconsolidated entities	$13,977	$2,807

We have investments in, and advances to, a number of joint ventures with unrelated parties to develop land and to develop condominium projects, including for-sale residential units and commercial space. Some of these joint ventures develop land for the sole use of the joint venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

Fair value adjustments for our investments in unconsolidated entities are recorded at the consolidated level and are amortized against our share of earnings of the underlying joint ventures as the underlying joint venture assets are sold.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Real estate development costs to complete	$26,187	$28,491
Compensation and employee benefits	28,943	49,362
Insurance, litigation reserves, and other professional fees	7,121	6,935
Self-insurance and warranty reserves	45,305	41,403
Interest payable	33,760	17,024
Merger and restructuring reserves	1,101	1,326
Property and sales taxes payable	7,253	22,731
Other accruals	44,820	47,228

Total accrued expenses and other liabilities	$194,490	$214,500

8. LOANS PAYABLE AND OTHER BORROWINGS

Loans payable and other borrowings as of March 31, 2014 and December 31, 2013 consist of amounts due to various land sellers and other unrelated business partners. Loans payable bear interest at rates that ranged from 0% to 8% at March 31, 2014 and December 31, 2013, and generally are secured by the land that was acquired with the loans. We impute interest for loans with no stated interest rates.

At March 31, 2014, principal maturities of loans payable and other borrowings for the years ending December 31 are as follows (in thousands):

2014	$107,589
2015	50,862
2016	39,114
2017	15,483
2018	41,725
Thereafter	15,992

Total loans payable and other borrowings	$270,765

9. DEBT

Senior notes and other borrowings consist of the following (in thousands):

	At March 31, 2014	At December 31, 2013
7.75% Senior Notes due 2020, with $10.2 million and $10.6 million of unamortized debt issuance costs at March 31, 2014 and December 31, 2013, respectively and includes $3.9 million and $4.1 million of unamortized bond premium at March 31, 2014 and December 31, 2013, respectively	$489,333	$489,497
5.25% Senior Notes due 2021, with $8.4 million and $8.7 million of unamortized debt issuance costs at March 31, 2014 and December 31, 2013, respectively	550,000	550,000
5.625% Senior Notes due 2024, with $4.9 million of unamortized debt issuance costs at March 31, 2014	350,000	—
$400 million Restated Revolving Credit Facility	—	—
Mortgage borrowings – Flagstar Agreement	32,972	38,084
Mortgage borrowings – Comerica Agreement	18,947	36,808

Total Senior Notes and bank financing	$1,441,252	$1,114,389

Unamortized debt issue costs related to the 2020, 2021 and 2024 Senior Notes are included in prepaid expenses and other assets, net in the accompanying Condensed and Consolidated Balance Sheets and are amortized to interest expense in the accompanying Condensed and Consolidated Statements of Operations.

2020 Senior Notes

On April 13, 2012, TMC and Monarch Communities Inc. (together, the “Bond Co-Issuers”) issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were $537.4 million, net of debt issuance costs of $12.6 million, and were used, in part, to repay existing indebtedness. The remaining proceeds of approximately $187.4 million from the Offering were used by the Bond Co-Issuers for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

On August 21, 2012, the Bond Co-Issuers issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The Bond Co-Issuers received $132.5 million including prepaid interest, net of debt issuance costs of $3.1 million. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes. The 2020 Senior Notes are unsecured and not subject to registration rights.

On April 12, 2013, TMHC used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). TMM Holdings used these proceeds to repay a portion of the 2020 Senior Notes.

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Parent Inc. and the U.S. homebuilding subsidiaries of Taylor Morrison Communities, Inc. (collectively, the “Guarantors”), each of which is directly or indirectly 100.0% owned by TMM Holdings. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantors or condensed consolidating financial information because the 2020 Senior Notes are not registered and are not subject to registration rights. The 2020 Senior Notes and the guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2020 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

2021 Senior Notes

On April 16, 2013, the Bond Co-Issuers issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were $541.7 million net of $8.3 million of debt issuance costs, were used by the Bond Co-Issuers to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

The 2021 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior Notes contains covenants, change of control and asset sale offer provisions that are similar to those contained in the indenture governing the 2020 Senior Notes.

2024 Senior Notes

On March 5, 2014, the Bond Co-Issuers issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes are unsecured and are not subject to registration rights. The approximate net proceeds from the issuance of the 2024 Senior Notes were $345.3 million, net of approximately $4.7 million of debt issuance costs, were used by the Bond Co-Issuers to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes.

The 2024 Senior Notes will mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 and 2021 Senior Notes. The indenture governing the 2024 Senior Notes contains covenants that limit the ability of the Bond Co-Issuers and the Guarantors to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing the 2020 and 2021 Senior Notes, but certain ratings events must also occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Restated Revolving Credit Facility

On January 15, 2014, TMC and various other subsidiaries of TMHC (collectively, the “Borrowers”), entered into Amendment No. 1 to the Restated Revolving Credit Facility. This Amendment No. 1 released Monarch from all of its obligations under the Restated Revolving Credit Facility. As a result, the only borrower under the Restated Revolving Credit Facility is TMC. The Restated Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2020 Senior Notes.

The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at March 31, 2014 was 0.44 to 1.00. The minimum consolidated tangible net worth requirement was $1.2 billion at March 31, 2014. At March 31, 2014, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.5 billion.

There were no outstanding borrowings under the Restated Revolving Credit Facility at March 31, 2014 or December 31, 2013. As of March 31, 2014, the Borrowers had $364.2 million of availability for borrowings including $164.2 million of availability for letters of credit (giving effect to $35.8 million of letters of credit outstanding as of such date).

Mortgage Company Loan Facilities

Borrowings under our two TMHF warehouse facilities are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The mortgage borrowings outstanding as of March 31, 2014 and December 31, 2013, are collateralized by $73.8 million and $95.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables and $0.0 million and $2.0 million, respectively of restricted short-term investments in certificate of deposits known as CDARS, which are included in restricted cash in the accompanying Condensed and Consolidated Balance Sheets. Total availability under the TMHF warehouse facilities available to TMHC at March 31, 2014 is $83.0 million.

Loans, Letters of Credit, Surety Bonds and Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Restated Revolving Credit Facility to various land sellers and municipalities in the amount of $35.8 million, with a sub-limit of $200.0 million.

Through our subsidiaries, we are committed, under various loans, letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of our operations in Canada. Loans, outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $202.4 million and $212.2 million as of March 31, 2014 and December 31, 2013, respectively. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides borrowings, including letters of credit, of up to CAD $100.0 million or its U.S. dollar equivalent in support of Monarch projects. Under the terms of the TD Facility, the first CAD $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There was a total of CAD $61.3 million and CAD $65.2 million of letters of credit outstanding under the TD Facilities as of March 31, 2014 and December 31, 2013, respectively. Monarch also guarantees the credit facilities that certain joint ventures are party to with the Toronto-Dominion Bank with availability of $32.6 million and $34.6 million at March 31, 2014 and December 31, 2013, respectively, which is in addition to the TD facility noted above. There was a total of $31.2 million and $33.3 million of letters of credit outstanding under joint venture credit facilities as of March 31, 2014 and December 31, 2013, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of March 31, 2014 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $17.4 million and CAD $18.0 million letters of credit outstanding under the HSBC Facility as of March 31, 2014 and December 31, 2013, respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that expire on June 30th each year. Both Facilities have been renewed and extended to June 30, 2014 on terms substantially similar to those in effect prior to the renewal.

10. FAIR VALUE DISCLOSURES

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

Level 1 — Fair value is based on quoted prices for identical assets or liabilities in active markets.

Level 2 — Fair value is determined using quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable.

Level 3 — Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as a pricing model, discounted cash flow, or similar technique.

The fair value of our mortgages receivable is derived from negotiated rates with partner lending institutions. The fair value of our 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes is derived from quoted market prices by independent dealers. The carrying value and fair value of our financial instruments are as follows (in thousands):

		As of March 31, 2014		As of December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgages receivable	2	$73,758	$73,758	$95,718	$97,294
Mortgage borrowings	2	51,919	51,919	74,892	74,892
Loans receivable	2	40,800	40,800	33,395	33,395
Loans payable	2	270,765	270,765	300,693	300,693
7.75% Senior Notes due 2020	2	489,333	539,490	485,392	532,718
5.25% Senior Notes due 2021	2	550,000	554,840	550,000	532,125
5.625% Senior Notes due 2024	2	350,000	345,625	N/A	N/A

We consider the carrying value of cash and cash equivalents, restricted cash, other receivables, net, accounts payable and the Restated Revolving Credit Facility borrowings to approximate fair value due to their short-term nature.

11. INCOME TAXES

The effective tax rate for the three months ended March 31, 2014 and 2013 was based on the statutory income tax rates in the United States and Canada, affected by state income taxes, the recognition of previously unrecognized tax benefits, changes in deferred tax assets, changes in valuation allowances, the establishment of uncertain tax positions and interest relating to uncertain tax positions.

The provision for income taxes for each of the three month periods ended March 31, 2014 and 2013 consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$9,718	$10,145
Foreign	3,377	5,390

Total income tax provision	$13,095	$15,535

As of March 31, 2014, cumulative gross unrecognized tax benefits were $2.1 million in the U.S. and $6.9 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2013, our cumulative gross unrecognized tax benefits were $2.1 million in the U.S. and $7.9 million in Canada. These amounts are included in income taxes payable in the accompanying Condensed and Consolidated Balance Sheets at March 31, 2014 and December 31, 2013. No unrecognized tax benefits are expected to reverse in the next 12 months.

12. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities that are affiliated with one or more of the Principal Equityholders. There were $15.7 million in real estate inventory acquisitions from such affiliates in the three months ended March 31, 2014 and there were no real estate acquisitions from such affiliates in the three months ended March 31, 2013. We believe such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties.

Management and Advisory Fees — Management fees for the three months ended March 31, 2013 were $1.3 million. We did not incur any management fee expense for the three months ended March 31, 2014. The management services agreement with affiliates of TPG and Oaktree was terminated immediately prior to the IPO in exchange for an aggregate payment of $29.8 million split equally between affiliates of TPG and Oaktree, which was recorded as a transaction expense for the year ended December 31, 2013. Management fees are included in general and administrative expenses in the accompanying Condensed and Consolidated Statements of Operations.

Canadian Operations — Loans and other receivables due from joint ventures and partners in the joint ventures was $40.8 million and $33.4 million as of March 31, 2014 and December 31, 2013, respectively, which comprise the balance of loans receivable in the accompanying Condensed and Consolidated Balance Sheet.

13. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

U. S. Operations — The Taylor Woodrow U.K. Supplementary Pension Plan is an unfunded, non-qualified pension plan for several individuals who transferred from our former U.K.-related companies to the employment of Taylor Woodrow on or before October 1, 1995, at which date the plan was frozen to new participants. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan less any benefit accrued in any other pension-type benefit plans sponsored by, or contributed to, a Taylor Woodrow group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. At March 31, 2014 and December 31, 2013, we had accrued $1.8 million for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities in the accompanying Condensed and Consolidated Balance Sheets.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of the parent companies of Taylor Woodrow and Morrison Homes, Inc. Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or rehired employees may become participants and to freeze all future benefit accruals to existing participants. We contributed $0.2 million and $0.1 million to the plan for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the unfunded status of the plan was $5.4 million and $5.9 million, respectively. These obligations are recorded in accrued expenses and other liabilities in the accompanying Condensed and Consolidated Balance Sheets.

Canadian Operations — Effective January 31, 2006, Monarch elected to convert the provisions of the defined benefit plan to defined contribution provisions for service beyond January 31, 2006. As part of this conversion, the plan members were given the option to convert their defined benefits accrued prior to February 1, 2006, to the defined contribution plan. As a result, Monarch maintains both a defined benefit plan (the “Monarch Plan”) and a defined contribution plan. Total expense for the defined contribution plan was $0.2 million for the three months ended March 31, 2014 and 2013.

Our funding policy in regard to the Monarch Plan is to make contributions to our pension funds based on various actuarial cost methods as permitted by pension regulatory bodies, and Monarch is responsible for adequately funding the plan. Contributions reflect actuarial assumptions concerning future investment returns and future service benefits. Plan assets are represented primarily by Canadian and foreign equities, government and corporate bonds, debentures, and secured mortgages.

We use a December 31 measurement date for our employee benefit plan. Actuaries provide an annual estimate for the plan and perform a full valuation at least every three years to determine the actuarial present value of the accrued pension benefits.

The following table provides the components of net periodic benefit cost for the U.S. Cash Balance Plan and the Monarch Plan for the three months ended March 31, 2014 and 2013 (in thousands):

	U.S. Cash Balance Plan		Monarch Plan
	As of March 31,		As of March 31,
	2014	2013	2014	2013
Net periodic benefit cost:
Interest cost	$353	$322	$109	$119
Expected return on plan assets	(425)	(380)	(170)	(171)
Amortization of Actuarial losses	33	34	—	12

Net periodic benefit cost	$(39)	$(24)	$(61)	$(40)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below provide, for the periods indicated, the components of accumulated other comprehensive income (loss) (in thousands):

	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, January 1, 2014	$3,987	$(16,727)	$12,288	$(452)

Other comprehensive income (loss) before reclassifications	444	(14,264)	—	(13,820)
Gross amounts reclassified from accumulated other comprehensive income	33	—	—	33
Foreign currency translation	(139)	—	—	(139)
Income tax (expense) benefit	—	—	—	—

Other comprehensive income (loss) net of tax	$338	$(14,264)	$—	$(13,926)
Gross amounts reclassified to	—	—	10,185	10,185

Balance, March 31, 2014	$4,325	$(30,991)	$22,473	$(4,193)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed and Consolidated Statements of Operations.

15. EQUITY

Capital Stock — Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of the amended and restated Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely. Such amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law. The voting power of the outstanding Class B Common Stock (expressed as a percentage of the total voting power of all common stock) is equal to the percentage of New TMM Units not held directly or indirectly by TMHC.

Equity-Based Compensation

Class M Units — Certain members of management and certain members of the Board of Directors were issued partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. Pursuant to the Reorganization Transactions and IPO, the performance based Class M units were converted to Holding Vehicle Performance units, as long term incentive compensation immediately prior to the IPO. Concurrent with the IPO in the second quarter of 2013, we determined that it was probable that the performance conditions for the 752,782 Holding Vehicle Performance Units outstanding would be met. Consequently, we recorded the $2.8 million grant date fair value related to those Holding Vehicle Performance Units as general and administrative expenses in the 2013 Consolidated and Combined Statement of Operations.

As of March 31, 2014 and December 31, 2013 there were 483,391 and 478,246, respectively, New TMM Units vested. The corresponding amount of our Class B Common Stock is included in the 89,451,164 shares of Class B common stock outstanding as of March 31, 2014.

	Number of Awards	Weighted Average Grant Date Fair Value
As of December 31, 2013	1,655,469	$5.02
Exercised	—	—
Forfeited	(24,564)	4.56

As of March 31, 2014	1,630,905	$5.03

As of March 31, 2014, of the 1,630,905 awards, there were 1,147,514 New TMM Units outstanding and unvested, which have an aggregate grant date fair value of $5.4 million. Unamortized compensation expense of $4.7 million for those units is expected to be recorded over a weighted average period of 2.9 years. Compensation expense for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively, and is recorded in general and administrative expenses in the accompanying Condensed and Consolidated Statements of Operations.

There are no unissued Class M Unit awards remaining under the Class M Unit Plan and we do not intend to grant any future awards under the Class M Unit Plan.

Stock-Based Compensation — In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units, and other awards based on our common stock. As of March 31, 2014 the maximum number of shares of our Class A Common Stock that may be subject to awards under the Plan is 7,956,955, subject to adjustment in accordance with the terms of the Plan. We had an aggregate of 6,687,560 shares of Common Stock available for future grants under the Plan at March 31, 2014.

Stock Options — Options under the Plan granted to employees vest and become exercisable ratably on the second, third, fourth and fifth anniversary of the date of grant. Options granted to members of the Board or Directors vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or an affiliate through the applicable vesting dates and expires within ten years from the date of grant. The following table summarizes stock option activity for the Plan during 2014:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1, 2014	1,250,829	$22.45	9.3	$520
Granted	9,960	25.10
Exercised	—	—
Cancelled	(17,500)	22.00

Outstanding at March 31, 2014	1,243,289	$22.48	9.0	$1,680

(1)	The aggregate intrinsic value is based on the market price of our Common Stock on March 31, 2014, the last trading day in March 2014, which was $23.50, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on March 31, 2014.

There were no stock options vested and exercisable at March 31, 2014.

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

Three Months Ended March 31, 2014
Expected dividend yield	0.0%
Expected volatility	48.60%
Risk-free interest rate	1.23%
Expected term (years)	4.50
Weighted average fair value of options granted during the period	$10.30

As of March 31, 2014 approximately $11.7 million of unrecognized stock based compensation related to unvested stock options, net of estimated forfeitures, is expected to be recognized over a weighted average period of 4.1 years.

Restricted Stock Units — Restricted stock units (“RSUs”) consist of shares of our Class A Common Stock that have been awarded to employees and directors. The RSUs contain both service and market performance vesting conditions. The RSUs granted in connection with the IPO shall become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date; provided, that, if the performance condition has not been met as of any such annual vesting date, then such portion of the RSUs shall continue to have the opportunity to become vested with respect to the performance condition on such subsequent date on which the performance condition is first satisfied. The “performance condition” shall be satisfied only if the weighted average price (after reduction for underwriting discount and commissions) at which TPG TMM Holdings II L.P. (the “TPG Holding Vehicle”) and OCM TMM Holdings II L.P. (the “Oaktree Holding Vehicle”) have previously sold their New TMM Units or related shares of Class A Common Stock, exceeds the $22.00 price per share of our Class A Common Stock paid by the public in our IPO. If the performance condition has not been met as of December 31, 2015, all of the RSUs being granted subject to the performance condition will be automatically forfeited without consideration and will be of no further force or effect. As these awards contained both service and market performance conditions, we have recorded the compensation expense related to these awards over the service period as that condition is longer than the market performance condition.

In periods subsequent to the IPO, RSUs granted to employees will become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date. RSUs granted to members of the Board of Directors will become fully vested on the first anniversary of the grant date. Vesting of all RSUs is subject to continued employment with TMHC or an affiliate through the applicable vesting dates. The following table summarizes the RSU activity for the period:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	188,816	$24.14
Granted	1,992	25.10
Vested	—	—
Forfeited	(2,586)	24.30

Balance at March 31, 2014	188,222	$24.14

As of March 31, 2014, approximately $3.4 million of unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of approximately 3.0 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense, which is included in general and administrative expenses in the Condensed and Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
M Units/New TMM Units	$377	$495
Stock options	676	—
Restricted stock units	292	—

Total stock-based compensation expense	$1,345	$495

Tax benefits attributable to stock options and restricted stock units represented 38.5% of the related stock-based compensation expense. Stock based compensation expense related to the M Units is not deductible for tax purposes.

16. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2014 and December 31, 2013, our legal accruals were $4.6 million and $4.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and we revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

17. SUBSEQUENT EVENTS

Marblehead Joint Venture

In April 2014, one of our subsidiaries formed a joint venture with affiliates of Oaktree Capital Management, L.P. and TPG Capital, LLC to acquire and develop Marblehead, a coastal residential development in San Clemente, California consisting of 195.5 acres. The acquisition of the Marblehead site from LV Marblehead, a subsidiary owned by Lehman Brothers Holdings Inc., occurred on April 8, 2014. Our subsidiary has made an initial capital investment of approximately $46.0 million in the joint venture and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Marblehead site, for which we will be entitled to receive an incrementally greater return on our capital investment if the Marblehead project achieves certain economic performance thresholds. Home construction in the community is expected to begin in 2015.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries, unless the context otherwise requires.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), which are incorporated by reference in this quarterly report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview

We operate under our Taylor Morrison and Darling Homes brands in the United States and under our Monarch brand in Canada. Our business is organized into twelve homebuilding operating divisions, which are combined into three reportable segments: East, West and Canada, which accounted for 55%, 36% and 9%, respectively, of our net sales orders (excluding unconsolidated joint ventures) for the quarter ended March 31, 2014.

Our reportable homebuilding segments have operations in:

East: Houston (which includes a Taylor Morrison division and a Darling Homes division), Austin, Dallas, North Florida and West Florida.

West: Phoenix, Northern California, Southern California and Denver.

Canada: Kitchener-Waterloo, Ottawa, Toronto.

The communities in our East and West segment offer single family attached and/or detached homes. Our Canada segment consists of our operations within the province of Ontario, and offers both single-family and high-rise communities.

Mortgage Operations is also a separate reportable segment for our business. Our Mortgage Operations reportable segment provides financial services to customers in the United States through our wholly owned mortgage brokerage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”).

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this quarterly report relating to the “results of unconsolidated joint ventures” and “adjusted gross margins.”

Results of unconsolidated joint ventures

In certain disclosures of our key results, there are references to the information or results of “unconsolidated joint ventures” which refer to our proportionate share of unconsolidated joint ventures in Canada and are included as non-GAAP measures because they are accounted for under the equity method. We believe that such results are useful to investors as an indication of the level of business activity of our joint ventures in Canada as well as the potential for cash and revenue generation from those joint ventures.

Adjusted gross margins

We calculate adjusted gross margin from U.S. GAAP gross margin by adding impairment charges, if any, attributable to the write-down of operating communities, and the amortization of capitalized interest through cost of home closings. We also discuss adjusted home closings gross margin, which is calculated by adding back to home closings gross margin the capitalized interest amortization related to the homes closed. Adjusted land closings gross margin is calculated similarly. Adjusted mortgage operations gross margin is calculated by adding back impairment charges, if any, attributable to the write-down of loans receivable. Management uses our adjusted gross margin measures to evaluate our performance on a consolidated basis as well as the performance of our segments. We believe these adjusted gross margins are relevant and useful to investors for evaluating our performance. These measures are considered non-GAAP financial measures and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures as measures of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

Recent Developments

Marblehead Joint Venture

In April 2014, one of our subsidiaries formed a joint venture with affiliates of Oaktree Capital Management, L.P. and TPG Capital, LLC to acquire and develop Marblehead, a coastal residential development in San Clemente, California consisting of 195.5 acres. The acquisition of the Marblehead site from LV Marblehead, a subsidiary owned by Lehman Brothers Holdings Inc., occurred on April 8, 2014. Our subsidiary has made an initial capital investment of approximately $46.0 million in the joint venture and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Marblehead site, for which we will be entitled to receive an incrementally greater return on our capital investment if the Marblehead project achieves certain economic performance thresholds. Home construction in the community is expected to begin in 2015.

Stockholders Agreement Amendment

On March 6, 2014, the Company entered into an amendment to the Stockholders Agreement dated as of April 9, 2013 by and among the Company, TPG TMM Holdings II, L.P, OCM TMM Holdings II, L.P. and JHI Holding Limited Partnership, which, among other things, increased the size of its board of directors from 11 to 13.

2024 Senior Notes

On March 5, 2014, Taylor Morrison Communities, Inc. and Monarch Communities Inc. (together, the “Bond Co-Issuers”) issued $350.0 million aggregate principal amount of Senior Notes due 2024 (the “2024 Senior Notes”). We used a portion of the net proceeds from that issuance to repay the outstanding balance under the Restated Revolving Credit Facility and the remainder will be used for general corporate purposes. For more information regarding the 2024 Senior Notes, see “— Overview of Capital Resources and Liquidity — 2024 Senior Notes.”

Results of Operations

The following table sets forth our results of operations (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2014	2013
Statements of Operations Data:
Home closings revenue	$500,839	$366,769
Land closings revenue	12,099	8,854
Mortgage operations revenue	6,262	5,889

Total revenues	519,200	381,512
Cost of home closings	393,656	288,831
Cost of land closings	8,713	7,644
Mortgage operations expenses	3,936	3,491

Gross margin	112,895	81,546
Sales, commissions and other marketing costs	35,166	25,942
General and administrative expenses	22,372	20,344
Equity in income of unconsolidated entities	(2,629)	(3,158)
Interest expense (income), net	449	(486)
Other expense, net	3,235	742
Indemnification and transaction income	(89)	(1,710)

Income before income taxes	54,391	39,872
Income tax provision	13,095	15,535

Income before non-controlling interests, net of tax	41,296	24,337
Income attributable to non-controlling interests – joint ventures	(117)	(78)

Net income	41,179	24,259
Income attributable to non-controlling interests – Principal Equityholders, net of tax	(30,247)	(24,259)

Net income available to Taylor Morrison Home Corporation	$10,932	$—

Home closings gross margin as a % of home closings revenue	21.4%	21.2%
Sales, commissions and other marketing costs as a % of home closings revenue	7.0%	7.1%
General and administrative expenses as a % of home closings revenue	4.5%	5.5%
Average selling price per home closed, including joint ventures	$433	$362

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Key Results

Key financial results as of and for the three months ended March 31, 2014, as compared to the same period in 2013, are as follows:

•	The sales value of homes sold (excluding unconsolidated joint ventures) increased 15.8% to $758.9 million, with an increase in the average selling price of those homes sold of 17.1% to $457,000. Unconsolidated joint venture sales value of homes sold decreased 48.8% to $3.5 million, with a decrease in the average selling price of those homes of 23.1% to $351,000.

•	Homes closed increased 14.6% from 1,012 homes (excluding unconsolidated joint ventures) to 1,160 homes (excluding unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 19.1% to $432,000. Unconsolidated joint venture homes closed decreased 74.1% from 27 homes to seven homes, with an increase in the average selling prices of those homes closed of 73.7% to $574,000.

•	We opened 35 new communities, increasing our average active selling community count (excluding unconsolidated joint ventures) 20.6% to 202 communities. Unconsolidated joint venture community count decreased by 2 communities or 35.7%, to 3 communities.

•	Homebuilding revenues increased 36.6%, from $366.8 million to $500.8 million.

•	Gross margin increased from 21.4% to 21.7%.

•	Sales, commissions and other marketing costs increased 35.6% from $25.9 million to $35.2 million and remained consistent at 6.8% as a percentage of total revenues.

•	General and administrative expenses increased from $20.3 million to $22.4 million, however, decreased as a percentage of total revenues from 5.3% to 4.3%.

Average Active Selling Communities

	Three Months Ended March 31,
	2014	2013	Change
East	136.3	120.8	12.8%
West	50.8	31.5	61.3

Subtotal U.S.	187.1	152.3	22.8%
Canada	14.5	14.8	(2.0)

Subtotal	201.6	167.1	20.6%
Unconsolidated joint ventures (1)	3.0	4.7	(35.7)

Total	204.6	171.8	19.1%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, average active selling communities increased, with the largest increase in the West segment, primarily due to significant additions in our Phoenix and Northern California divisions. We expect to open new communities throughout all of our markets during the remainder of 2014, with the largest number of additions in our West Florida, North Florida and Houston divisions, where demand and our land positions afford us the opportunity. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

	Three Months Ended March 31,(1)
(Dollars in thousands)	Net Homes Sold			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	922	1,010	(8.7)%	$381,220	$365,957	4.2%	$413	$362	14.1%
West	592	539	9.8	313,108	228,847	36.8	529	425	24.6

Subtotal U.S.	1,514	1,549	(2.3)%	$694,328	$594,804	16.7%	$459	$384	19.4%
Canada	148	132	12.1	64,621	60,661	6.5	437	460	(5.0)

Subtotal	1,662	1,681	(1.1)%	$758,949	$655,465	15.8%	$457	$390	17.1%
Unconsolidated joint ventures(2)	10	15	(33.3)	3,509	6,847	(48.8)	351	456	(23.1)

Total	1,672	1,696	(1.4)%	$762,458	$662,312	15.1%	$456	$391	16.8%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The increase in the value of sales orders in 2014 compared to 2013 was driven by consumer demand for our well-located and desirable product offerings in our markets. We also continue to benefit from higher selling prices as we continue to see strong consumer demand levels for new homes in the marketplace, historically low interest rates and stabilized macro economic conditions. In particular, the homebuilding markets in Austin, West Florida and both Northern and Southern California have benefited from these factors, resulting in an increase in the number of units sold and related revenue for the three months ended March 31, 2014 over the prior comparable period. The number of net homes sold decreased in the East segment due primarily to timing of community openings. The Canada segment experienced an increase of 11 units (including units in unconsolidated joint ventures) in net new homes sold in the three months ended March 31, 2014 when compared to the same period prior year and continues to benefit from generally stable market conditions. The increase was attributable to the higher availability of saleable low-rise product in the segment in the three months ended March 31, 2014.

We expect that, to the extent economic and housing conditions remain stable or continue to improve in the markets in which we operate, aggregate sales value will increase. Average selling price is dependent to a large degree on product type, which communities are being actively sold, and consumer demand.

Sales Order Cancellations

	Three Months Ended March 31,
	Cancelled Sales Orders		Cancellation Rate(1)
	2014	2013	2014	2013
East	126	122	12.0%	10.8%
West	68	86	10.3	13.8

Subtotal U.S./weighted average	194	208	11.4%	11.8%
Canada	3	1	2.0	0.8

Subtotal/weighted average	197	209	10.6%	11.1%
Unconsolidated joint ventures(2)	3	—	20.0	—

Total/weighted average	200	209	10.7%	11.0%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

A consumer-friendly lending market, use of prequalification strategies and our increased deposit amounts help us maintain a low cancellation rate. The cancellation rate for unconsolidated joint ventures remains low, as we continue to enforce specific performance contract rights in our Canada segment where the cancellations benefit the operations and provides the highest financial returns.

Sales Order Backlog

	As of March 31,
(Dollars in thousands)	Sold Homes in Backlog(1)			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,794	1,668	7.6%	$811,300	$651,117	24.6%	$452	$390	15.9%
West	831	838	(0.8)	451,931	342,097	32.1	544	408	33.2

Subtotal U.S.	2,625	2,506	4.7%	$1,263,231	$993,214	27.2%	$481	$396	21.4%
Canada	865	1,366	(36.7)	272,702	428,812	(36.4)	315	314	0.4

Subtotal	3,490	3,872	(9.9)%	$1,535,933	$1,422,026	8.0%	$440	$367	19.8%
Unconsolidated joint ventures(2)	551	895	(38.4)	188,977	305,807	(38.2)	343	342	0.4

Total	4,041	4,767	(15.2)%	$1,724,910	$1,727,833	(0.2)%	$427	$362	17.8%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
(2)	Reflects our proportionate share of unconsolidated joint ventures.

The overall decrease in backlog units in 2014 compared to 2013 was driven by the delivery of two joint venture and one wholly owned high-rise buildings in our Canada segment during 2013, which totaled 834 units subsequent to the three months ended March 31, 2013. Backlog was also affected by an increase in the number of homes closed in 2014 over the comparable period in 2013 as well as a slight reduction in the number of sales when compared to the prior year. Backlog value increased in the U.S. as our business continued to recognize improved sales pricing performance in most of our communities. Backlog value decreased in Canada as we closed out of high-rise towers during the latter part of 2013.

Home Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	Homes Closed			Sales Value(1)			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	672	544	23.5%	$264,334	$191,379	38.1%	$393	$352	11.8%
West	383	363	5.5	190,961	129,696	47.2	499	357	39.5

Subtotal U.S.	1,055	907	16.3%	$455,295	$321,075	41.8%	$432	$354	21.9%
Canada	105	105	—	45,544	45,694	(0.3)	434	435	(0.3)

Subtotal	1,160	1,012	14.6%	$500,839	$366,769	36.6%	$432	$362	19.1%
Unconsolidated joint ventures(2)(3)	7	27	(74.1)	4,021	8,927	(55.0)	574	331	73.7

Total	1,167	1,039	12.3%	$504,860	$375,696	34.4%	$433	$362	19.6%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Homes closed in 2014 in our Dallas, Houston, Southern California and West Florida markets surpassed that in the prior year period by a significant amount, driving both units and revenue dollars higher as consumer demand for move-up product benefited our communities in these markets. In Canada, the decrease in unconsolidated joint venture homes closed in 2014 is due to the timing of saleable high-rise product as noted above. The increase in average home closing sales price for unconsolidated joint ventures in 2014 is due to the shift from high-rise closings at lower price points, to our low-rise product in higher priced communities.

Land Closings Revenue

	Three Months Ended March 31,
(In thousands)	2014	2013	Change
East	$8,693	$3,693	135.4%
West	225	5,040	(95.5)

Subtotal U.S.	$8,918	$8,733	2.1%
Canada	3,181	121	2,528.9

Total	$12,099	$8,854	36.7%

We generally purchase land and lots with the intent to build and sell homes on them. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land we would otherwise not achieve financial returns that are in line with our internal expectations based on longer development timelines. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin. Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

	Three Months Ended March 30,
(In thousands)	2014	2013
Home closings revenue	$500,839	$366,769
Cost of home closings	393,656	288,831

Home closings gross margin	107,183	77,938
Capitalized interest amortization	11,058	7,865

Adjusted home closings gross margin	$118,241	$85,803

Home closings gross margin %	21.4%	21.2%
Adjusted home closings gross margin %	23.6%	23.4%

The increase in home closings gross margin in the three months ended March 31, 2014 was primarily due to strong consumer demand, which allowed continued sales price increases that outpaced construction and development costs in most of our U.S. markets during 2014. This increase was partially offset by a decrease in our Canada segment in 2014. The decrease in Canada was due to a larger proportion of sales of higher margin single-family detached and attached homes in the three months ended March 31, 2013. As previously expected, moderating economic growth in Ontario relative to the recent past and increasing units in construction have moderated growth in the Ontario housing market and have brought our margins back in line with historical levels.

The increase in adjusted home closings gross margin percentage was primarily due to the same factors affecting home closings gross margin as discussed above.

Segment Gross Margins

The following table sets forth a reconciliation between our segment gross margins (home closings, land closings and home and land closings) and our corresponding segment adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	East		West		Canada
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Home Closings
Home closings revenue	$264,334	$191,379	$190,961	$129,696	$45,544	$45,694
Cost of home closings	206,513	154,255	149,787	102,501	37,356	32,075

Home closings gross margin	57,821	37,124	41,174	27,195	8,188	13,619
Capitalized interest amortization	3,846	2,543	5,644	3,270	1,568	2,052

Adjusted home closings gross margin	$61,667	$39,667	$46,818	$30,465	$9,756	$15,671

Home closings gross margin %	21.9%	19.4%	21.6%	21.0%	18.0%	29.8%
Adjusted home closings gross margin %	23.3%	20.7%	24.5%	23.5%	21.4%	34.3%
Land Closings
Land closings revenue	$8,693	$3,693	$225	$5,040	$3,181	$121
Cost of land closings	6,628	3,789	230	3,767	1,855	89

Land gross margin	2,065	(96)	(5)	1,273	1,326	32
Capitalized interest amortization	53	4	5	115	—	75

Land adjusted gross margin	$2,118	$(92)	$—	$1,388	$1,326	$107

Land gross margin %	23.8%	(2.6)%	(2.2)%	25.3%	41.7%	26.4%
Land adjusted gross margin %	24.4%	(2.6)%	0.0%	27.5%	41.7%	88.4%
Home and Land Closings
Home and land closings revenue	$273,027	$195,072	$191,186	$134,736	$48,725	$45,815
Cost of home and land closings	213,141	158,043	150,017	106,268	39,211	32,164

Gross margin	59,886	37,029	41,169	28,468	9,514	13,651
Capitalized interest amortization	3,899	2,547	5,649	3,385	1,568	2,127

Adjusted gross margin	$63,785	$39,576	$46,818	$31,853	$11,082	$15,778

Gross margin %	21.9%	19.0%	21.5%	21.1%	19.5%	29.8%
Adjusted gross margin %	23.4%	20.3%	24.5%	23.6%	22.7%	34.4%

East Segment

The number of average active selling communities in the East region was 12.8% higher, up to 136.3 communities in the three months ended March 31, 2014, as compared to 120.8 in the prior year period, due primarily to the opening of 12 new communities in West Florida, where we continue to see strong demand. Sales pace in the East segment decreased to 2.3 homes per month per community for the three months ended March 31, 2014 from 2.8 homes per month per community in the prior year period. Timing of community openings and our continued efforts to increase sales prices and margin in order to maximize returns in our communities was the main reason for the decrease in sales pace and corresponding 8.7% decrease in the number of net homes sold for the three months ended

March 31, 2014. Due to continued improvement throughout the East segment markets in 2014, we were able to increase the average selling price of net homes sold in the East segment by 14.1% to $413,000, resulting in an increase in sales value of net homes sold of 4.2%. These market improvements, as well as favorable home buyer reception of communities opened in prior periods, contributed to closing revenue increases. Average home closings sales price in the East segment increased by 11.8% to $393,000, over the 2013 period from a combination of product mix and price appreciation. Overall, the improvement in East segment home closings revenue and sales prices has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. Management in the region continues to market its offerings and look to reduce customer incentives and other promotions while increasing sales prices methodically as market conditions allow.

We experienced increases in home closings margin in our West Florida and North Florida divisions in 2014. The recovery and improved stabilization of the West Florida market has provided for sustained consumer demand in the Tampa and Ft. Myers areas, which has allowed us to leverage a low cost basis land supply and home price increases to return higher margins. We also experienced increases in home closing margins in our Darling Dallas and Darling Houston divisions in 2014, where purchase price accounting adjustments on the assets acquired in the Darling acquisition reduced home closing gross margin for the three months ended March 31, 2013. Home closing gross margins for the three months ended March 31, 2014 for our Houston and Austin divisions remained relatively consistent in 2014 with the comparable period. To the extent that the housing market recovery in our East segment markets continues, we expect that our margin performance will continue to be favorable.

West Segment

The number of average active selling communities in the West region was 61.3% higher, up to 50.8 communities in the three months ended March 31, 2014 than the 2013 period, due to a significant number of community openings in our Phoenix and Northern California divisions. Net sales orders increased both in units and in sales value in 2014 compared to 2013 due to favorable homebuyer reception of our California communities. Sales pace in the West segment decreased to 3.9 homes per community per month for the three months ended March 31, 2014 from 5.7 homes per community in the 2013 period. The decrease in sales pace is mainly due to the release of pent-up demand in the three months ended March 31, 2013 when, combined with lower interest rates and rising home prices, we saw a surge of buyers re-enter the market in the prior year. We actively manage the availability of product and timing of releases in order to help us achieve our profitability metrics and not sacrifice profitability for volume. We continue to see strong demand in these markets and year-over-year are systematically releasing product into the marketplace to capture and maintain operating margins, as evidenced, in part, by the 33.2% increase in average sales price of our backlog homes.

The increase in home closings gross margin and adjusted home closings gross margin in 2014 compared to 2013 was primarily due to our ability to control our construction costs while increasing our average selling price of homes closed by 39.5% in the three months ended March 31, 2014. The Northern California and Phoenix divisions experienced the highest percentage of price increases during the 2014 period and also were able to contain construction costs as the volume of construction within our communities in those markets allowed us to effectively manage cost pressures on construction materials and labor. If the recovery in our West segment markets continues, we expect that our margin performance will continue to be favorable.

Canada Segment

The number of average active selling communities in the three month period ended March 31, 2014, including unconsolidated joint ventures, decreased by 2.0 communities from the prior year period due to the closing of one wholly owned and two joint venture high-rise buildings during 2013. The average sales orders per community per month, excluding unconsolidated joint ventures, were 3.4 and 3.0 for the three months ended March 31, 2014 and 2013, respectively. The Canada segment, excluding unconsolidated joint ventures, experienced an increase of 16 units in net new homes sold and an increased aggregate sales value in the three months ended March 31, 2014 when compared to the same period last year, which is due to new product availability during 2014. Canada segment revenues, number of closings and the average home closings sales price was consistent with the same period last year. The closeout of towers during 2013 caused the product mix of our unconsolidated joint ventures to shift to our low-rise product. This accounts for the 20 unit decrease in units closed during the three months ended March 31, 2014 as compared to the prior year period. This is also the reason for the 73.7% increase in average selling price of homes closed as we closed on units in the high end of our low-rise product inventory. Income from joint venture closings is included as a component of equity in income of unconsolidated entities and not included in homebuilding revenue.

The decrease in Canada home closing gross margin was due to a larger proportion of sales of higher margin single-family detached and attached homes in the three months ended March 31, 2013 as compared to the current period. As previously expected, moderating economic growth in Ontario relative to the recent past, ongoing global uncertainty and increasing units in construction has tempered growth in the Ontario housing market and has brought our margins back in line with historical levels.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF and title services in our Florida markets, is highly dependent on our sales and closings volumes.

	Three Months Ended March 30,
(In thousands)	2014	2013
Mortgage operations revenue	$6,262	$5,889
Mortgage operations expenses	3,936	3,491

Mortgage operations gross margin	$2,326	$2,398
Adjusted mortgage operations gross margin	$2,326	$2,398

Mortgage operations margin %	37.1%	40.7%
Adjusted mortgage operations margin %	37.1%	40.7%

Our Mortgage Operations segment’s revenue increased from $5.9 million in the three months ended March 31, 2013 to $6.3 million in the three months ended March 31, 2014, due primarily to increased closings volume and average loan amounts. The decrease in gross margin was due primarily to increases in mortgage underwriting costs driven by increased staffing for compliance initiatives. Our capture rate at 73% was down slightly from the prior quarter as we transitioned our Darling operations from a legacy provider to TMHF.

Sales, Commissions and Other Marketing Costs

For the three months ended March 31, 2014 and 2013, sales commissions, and other marketing costs such as advertising and sales office expenses were $35.2 million and $25.9 million, respectively, reflecting a 14.6% increase in homes closed (excluding joint ventures) as well as an increase in average selling price. As a percentage of home sales revenue, sales, commissions and other marketing costs was 7.0% and 7.1% for the three months ended March 31, 2014 and 2013, respectively. Our U.S. segments tend to have higher per-unit commissions, so our mix of commissions paid moved in tandem with our U.S. operations, where we closed 16.3% more homes in the three months ended March 31, 2014 as compared to the same period in 2013. A decrease in the number and proportion of high-rise home closings in Canada, timing of marketing spend related to new community openings and leverage on existing community expenses has allowed us to improve costs year over year.

General and Administrative Expenses

For the three months ended March 31, 2014, general and administrative expenses were $22.4 million as compared to $20.3 million in the same period in 2013, which represents a 10.0% increase. General and administrative expenses decreased to 4.3% as a percentage of total revenue in the three months ended March 31, 2014, compared to 5.3% in the same period in 2013. Our growth in home closing revenues during the period reduced our general and administrative percentage as we were able to utilize our scalable platform, providing leverage with existing infrastructure.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $2.6 million for the three months ended March 31, 2014 compared to $3.2 million for the three months ended March 31, 2013. Our joint venture income in the prior year was largely attributable to the closeout of our Nautilus, Encore and Couture high-rises in our Canada segment. During the current period, our proportionate share of joint venture high-rise closings was 20 units lower than the prior period due to the closeout timing of these towers.

Interest Expense (Income), net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Interest income is from cash balance deposits. Interest expense (income), net for the three months ended March 31, 2014 and 2013, was $0.4 million and ($0.5) million, respectively. With increased overall debt levels subsequent to the issuance of the 2024 Senior Notes, we recorded higher net interest expense in the three months ended March 31, 2014 compared to March 31, 2013.

Other Expense, net

Other expense, net for the three months ended March 31, 2014 and 2013 was $3.2 million and $0.7 million of expense, respectively. Other expense is related to mothball community expense, pre-acquisition costs on un-pursued land projects and captive insurance claims costs.

Income Tax Provision

Our effective tax rate for the three months ended March 31, 2014 and 2013 was based on the statutory tax rates in the United States and Canada, affected by state income taxes, the recognition of previously unrecognized tax benefits, preferential treatment of deductions relating to homebuilding activities and interest relating to uncertain tax positions. For the three months ending March 31, 2014 and 2013, tax expense of $13.1 million and $15.5 million represented an effective tax rate of 24.1% and 39.0%, respectively. The effective rate in the current quarter was impacted by certain discrete items related to the valuation of deferred tax assets and tax ramifications of our organizational structure. Our statutory tax rate for the quarter ending March 31, 2013 was 33.1% before these discrete items.

Overview of Capital Resources and Liquidity

Liquidity

We finance our operations from operating cash flows, borrowings under our Restated Revolving Credit Facility and our existing Canadian credit facilities or the debt and equity capital markets. We obtain performance, payment and completion surety bonds, and letters of credit to finance our projects. We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from the cash generated from operations and borrowings under our Restated Revolving Credit Facility and our existing Canadian credit facilities.

Our principal uses of capital in the three months ended March 31, 2014 and 2013 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

We have a defined strategy for cash management, particularly as related to cash outlays for land and inventory development. We used $53.3 million of cash in operating activities for the three months ended March 31, 2013 and used $246.4 million of cash in operating activities in the same period in 2014. Our principal cash uses in 2014 were real estate inventory acquisitions, construction and taxes. We generated the cash used in 2014 through our operating activities, borrowings under our revolving facilities and the issuance of the 2024 Senior Notes.

Our need for letters of credit has been primarily fulfilled through The Toronto-Dominion Bank (“TD Facility”), the Restated Revolving Credit Facility and the HSBC Facility, which are discussed in more detail below. We believe that our solid balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions.

As of March 31, 2014, under our $400 million Restated Revolving Credit Facility, we had $364.2 million of additional availability for borrowings and $164.2 million of additional availability for letters of credit (giving effect to $35.8 million of letters of credit outstanding as of such date). Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets as they are available. See “Recent Developments – 2024 Senior Notes” for more information.

Capital Resources

Cash and Cash Equivalents

As of March 31, 2014, we had available cash and cash equivalents of $433.0 million. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000 in the United States by the Federal Deposit Insurance Corporation and up to CAD $100,000 in Canada by the Canadian Deposit Insurance Company.

The amount of cash and cash equivalents held by foreign subsidiaries as of March 31, 2014 was $163.2 million. While all of such cash and cash equivalents are readily convertible into U.S. dollars, we would be required to accrue and pay taxes to repatriate those funds to the United States. Historically we have not generally repatriated such funds, since we generally have used such funds in our Canadian business. However, we may in the future repatriate such funds to the United States which may be subject to withholding taxes.

2020 Senior Notes

On April 13, 2012, the Bond Co-Issuers issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were $537.4 million, net of debt issuance costs of $12.6 million, and were used, in part, to repay existing indebtedness. The remaining proceeds of approximately $187.4 million from the Offering were used by the Bond Co-Issuers for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

On August 21, 2012, the Bond Co-Issuers issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The Bond Co-Issuers received $132.5 million including prepaid interest, net of debt issuance costs of $3.1 million. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes. The 2020 Senior Notes are unsecured and not subject to registration rights.

On April 12, 2013, TMHC used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). TMM Holdings used these proceeds to repay a portion of the 2020 Senior Notes.

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Parent Inc. and the U.S. homebuilding subsidiaries of Taylor Morrison Communities, Inc. (collectively, the “Guarantors”), each of which is directly or indirectly 100.0% owned by TMM Holdings. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantors or condensed consolidating financial information because the 2020 Senior Notes are not registered and are not subject to registration rights. The 2020 Senior Notes and the guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2020 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

2021 Senior Notes

On April 16, 2013, the Bond Co-Issuers issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were $541.7 million net of $8.3 million of debt issuance costs, were used by the Bond Co-Issuers to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

The 2021 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior Notes contains covenants, change of control and asset sale offer provisions that are similar to those contained in the indenture governing the 2020 Senior Notes.

2024 Senior Notes

On March 5, 2014, the Bond Co-Issuers issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes are unsecured and are not subject to registration rights. The approximate net proceeds from the issuance of the 2024 Senior Notes were $345.3 million, net of approximately $4.7 million of debt issuance costs, were used by the Bond Co-Issuers to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes.

The 2024 Senior Notes will mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 and 2021 Senior Notes. The indenture governing the 2024 Senior Notes contains covenants that limit the ability of the Bond Co-Issuers and the Guarantors to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes, but certain ratings events must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Restated Revolving Credit Facility

On January 15, 2014, Taylor Morrison Communities, Inc., (or “TMC”) and various other subsidiaries of TMHC (collectively, the “Borrowers”), entered into Amendment No. 1 to the Restated Revolving Credit Facility. This Amendment No. 1 released Monarch from all of its obligations under the Restated Revolving Credit Facility. As a result, the only borrower under the Restated Revolving Credit Facility is TMC. The Restated Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2020 Senior Notes.

The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at March 31, 2014 was 0.44 to 1.00. The minimum consolidated tangible net worth requirement was $1.2 billion at March 31, 2014. At March 31, 2014, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.5 billion.

There were no outstanding borrowings under the Restated Revolving Credit Facility at March 31, 2014 and December 31, 2013. As of March 31, 2014, the Borrowers had $364.2 million of availability for borrowings including $164.2 million of availability for letters of credit (giving effect to $35.8 million of letters of credit outstanding as of such date).

Mortgage Company Loan Facilities

Borrowings under our two TMHF warehouse facilities are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The mortgage borrowings outstanding as of March 31, 2014 and December 31, 2013, are collateralized by $73.8 million and $95.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables and $0.0 million and $2.0 million, respectively of restricted short-term investments in certificate of deposits known as CDARS, which are included in restricted cash in the accompanying Condensed and Consolidated Balance Sheets. Total availability under the TMHF warehouse facilities available to TMHC at March 31, 2014 is $83.0 million.

Loans, Letters of Credit, Surety Bonds and Financial Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Revolving Credit Facility to various land sellers and municipalities in the amount of $35.8 million, with a sub-limit of $200 million.

        Through our subsidiaries, we are committed, under various loans, letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of our operations in Canada. Loans, outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $202.4 million as of March 31, 2014 and $212.2 million as of December 31, 2013. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to the TD Facility, which provides borrowings, including letters of credit, of up to CAD $100.0 million or its U.S. dollar equivalent in support of Monarch projects. Under the terms of the TD Facility, the first CAD $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There was a total of CAD $61.3 million and CAD $65.2 million of letters of credit outstanding under the TD Facilities as of March 31, 2014 and December 31, 2013, respectively. Monarch also guarantees the credit facilities that certain joint ventures are party to with the Toronto-Dominion Bank with availability of $32.6 million and $34.6 million at March 31, 2014 and December 31, 2013, respectively, which is in addition to the TD facility noted above. There was a total of $31.2 million and $33.3 million of letters of credit outstanding under joint venture credit facilities as of March 31, 2014 and December 31, 2013, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of March 31, 2014 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash.

There were CAD $17.4 million and CAD $18.0 million letters of credit outstanding under the HSBC Facility as of March 31, 2014 and December 31, 2013, respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that expire on June 30th each year. Both Facilities have been renewed and extended to June 30, 2014 on terms substantially similar to those in effect prior to the renewal.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of March 31, 2014 consist of project-level debt due to various land sellers and municipalities, and is generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $169.0 million of the loans as of March 31, 2014 was 6.6% per annum, and $101.8 million of the loans were non-interest bearing. As of March 31, 2014, loans payable and other borrowings increased by $29.9 million compared to December 31, 2013 primarily due to the closing of transactions under land purchase contracts with seller financing and high-rise funding.

Operating Cash Flow Activities

Our net cash used in operating activities amounted to $246.4 million for the three months ended March 31, 2014 compared to $53.3 million used in operating activities for the three months ended March 31, 2013. The primary cause of our increase in cash used in operating activities was our increased purchases of land inventory, which accounted for $154.0 million of the increase. These purchases were primarily funded with our operating activities and the issuance of the 2024 Senior Notes. Prepaid expense decreased during the 2014 period as amounts recognized for model homes and insurance renewals decreased during the period as closings increased and insurance policies conditioned on number of closings forecasted were entered into. Accrued other liabilities were reduced by payouts that were greater than in the prior year period as well as the recognition of deferred revenue related to closings of homes on property purchased from joint venture land development operations. Income taxes payable increased based on net income recorded in the prior quarter.

Investing Cash Flow Activities

Net cash used in investing activities was $2.3 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash used in 2014 was primarily the result of an increase in investments in unconsolidated entities as we continue to fund joint venture operations, primarily in our Canada segment. This increase was partially offset by a decrease in restricted cash from securing lines of credit in our Canadian operations.

Financing Cash Flow Activities

Net cash provided by financing activities totaled $299.3 million for the three months ended March 31, 2014 compared to $4.0 million used in financing activities for the three months ended March 31, 2013. Net cash provided by financing activities in 2014 was primarily attributable to our issuance of $350.0 million of 2024 Senior Notes in March 2014. These proceeds were partially offset by repayments on our line of credit borrowings.

Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our loans, letters of credit, surety bonds and financial guarantees of joint ventures as of the dates indicated:

(In thousands)	As of March 31, 2014	As of December 31, 2013
Letters of credit
U.S.	$35,841	$26,457
Canada	71,197	77,871

Total outstanding letters of credit	$107,038	$104,328

Surety bonds
U.S.	$146,440	$130,459
Canada	50,619	58,248

Total outstanding surety bonds	$197,059	$188,707

Financial guarantees of joint ventures, proportionate share
Letters of credit	$12,906	$15,115
Borrowings	34,112	25,169

Total outstanding financial guarantees of joint ventures	$47,018	$40,284

Total outstanding letters of credit, surety bonds and financial guarantees of joint ventures	$351,115	$333,319

We do not engage in commodity trading or other similar activities. We had no material derivative financial instruments at March 31, 2014 or December 31, 2013.

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

As of March 31, 2014, we had equity investments in 35 unconsolidated land development and homebuilding joint ventures, compared to 34 at December 31, 2013. Not all of these joint ventures are actively engaged in homebuilding operations and some may be maintained, despite no longer being operational.

Investment in unconsolidated land development and homebuilding joint ventures

(In thousands)	As of March 31, 2014	As of December 31, 2013
East	$23,683	$20,191
West	—	—
Canada	108,524	118,115
Other	1,244	1,244

Total	$133,451	$139,550

These joint ventures often obtain acquisition, development and construction financing, designed to reduce our equity investment and improve our overall returns. This joint venture specific indebtedness is typically secured by all assets of the entity raising the debt. As of March 31, 2014, our unconsolidated joint ventures’ borrowings were $135.9 million compared to $139.4 million at December 31, 2013. Our proportional share of letters of credit issued and indebtedness was $12.9 million and $34.1 million at March 31, 2014 and $15.1 million and $25.2 million, respectively, at December 31, 2013.

As added support to the third party lenders of these unconsolidated joint ventures related to our Canadian business, secured guarantees are typically provided by Monarch, typically in proportion to Monarch’s equity ownership in the joint ventures. As of March 31, 2014, our maximum recourse exposure related to outstanding indebtedness and letters of credit issued by our unconsolidated land development and homebuilding joint ventures totaled $107.5 million, an increase from $91.1 million as of December 31, 2013. We also provide completion and performance guarantees for projects undertaken by our unconsolidated joint ventures.

The summarized balance sheets below of our unconsolidated land development and homebuilding joint ventures with recourse to us were as follows:

(In thousands)	As of March 31, 2014	As of December 31, 2013
Assets	$545,628	$573,351
Liabilities	297,493	313,726
Equity	248,135	259,625

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

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue.

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2014, 97% of our debt was fixed rate and 3% was variable rate. None of our market sensitive instruments were entered into for trading purposes. We did not utilize swaps, forward or option contracts on interest rates or other types of derivative financial instruments to manage our risk as of and for the three months ended March 31, 2014. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Restated Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of March 31, 2014, we had no outstanding borrowings under our $400.0 million Restated Revolving Credit Facility. We had $364.2 million of additional availability for borrowings and $164.2 million of additional availability for letters of credit (giving effect to $35.8 million of letters of credit outstanding as of such date). See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” Our fixed rate debt is subject to a requirement that we offer to purchase the senior notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing the senior notes). We are also required to offer to purchase all of the outstanding senior notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2014. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair
(In millions, except percentage data)	2014	2015	2016	2017	2018	Thereafter	Total	Value
Fixed Rate Debt	$108.1	$51.6	$39.8	$16.2	$42.4	1,402.2	1,660.1	1,714.6
Average interest rate(1)	4.1%	4.1%	4.1%	4.1%	4.1%	6.2%	5.9%	—
Variable rate debt(2)	$51.9	$—	$—	$—	$—	$—	$51.9	$59.1
Average interest rate	3.1%	—	—	—	—	—	3.1%	—

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at March 31, 2014, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.5 million per year.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the three months ended March 31, 2014 and 2013, 9.4% and 12.0%, respectively, of our consolidated revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the United States and Canadian dollars. We did not utilize swaps, forward or option contracts on currency exchange rates or other types of derivative financial instruments to manage our risk for the three months ended March 31, 2014. Based upon the level of our Canadian operations during the three months ended March 31, 2014, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net income by approximately $0.7 million for the three months ended March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors set forth in Part 1, Item 1A. of our 2013 Annual Report on Form 10-K, which are incorporated by reference in this quarterly report. These Risk Factors may materially affect our business, financial condition or results of operations. You should carefully consider the Risk Factors set forth in our 2013 Annual Report on Form 10-K and the other information set forth elsewhere in this quarterly report. You should be aware that these Risk Factors and other information may not describe every risk facing our Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1*	Indenture, dated as of March 5, 2014, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 5.625% Senior Notes due 2024, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors named therein and Wells Fargo Bank, National Association.

10.1	Amendment No. 1, dated as of March 6, 2014, to the Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2014, and incorporated herein by reference).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

Exhibit No.	Description

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Ac tof 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE: May 7, 2014
/s/ Sheryl D. Palmer
Sheryl D. Palmer
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1*	Indenture, dated as of March 5, 2014, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 5.625% Senior Notes due 2024, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors named therein and Wells Fargo Bank, National Association.

10.1	Amendment No. 1, dated as of March 6, 2014, to the Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2014, and incorporated herein by reference).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.