Form 10-Q
period 2014-06-30
Taylor Morrison Home Corp
filed 2014-08-05
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2014
Class A common stock, $0.00001 par value	32,895,064
Class B common stock, $0.00001 par value	89,386,176

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$300,821	$389,181
Restricted cash	18,037	24,814
Real estate inventory:
Owned inventory	2,713,802	2,243,744
Real estate not owned under option agreements	15,623	18,595

Total real estate inventory	2,729,425	2,262,339
Land deposits	46,514	43,739
Loans receivable	48,028	33,395
Mortgages receivable	77,010	95,718
Tax indemnification receivable	5,534	5,216
Prepaid expenses and other assets, net	117,569	98,870
Other receivables, net	87,717	56,213
Investments in unconsolidated entities	187,505	139,550
Deferred tax assets, net	252,193	244,920
Property and equipment, net	7,721	7,515
Intangible assets, net	11,827	13,713
Goodwill	23,375	23,375

Total assets	$3,913,276	$3,438,558

Liabilities
Accounts payable	$153,389	$121,865
Accrued expenses and other liabilities	192,184	214,500
Income taxes payable	28,492	47,540
Customer deposits	120,337	94,670
Mortgage borrowings	49,282	74,892
Loans payable and other borrowings	282,090	282,098
Liabilities attributable to consolidated option agreements	15,623	18,595
Revolving credit facility	40,000	—
Senior notes	1,389,169	1,039,497

Total liabilities	2,270,566	1,893,657
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 32,895,064 shares and 32,857,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,386,176 shares and 89,451,164 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	373,546	372,789
Retained earnings	69,227	43,479
Accumulated other comprehensive loss	(818)	(452)

Total stockholders’ equity attributable to Taylor Morrison Home Corporation	441,956	415,817
Non-controlling interests – joint ventures	7,131	7,236
Non-controlling interests – Principal Equityholders	1,193,623	1,121,848

Total stockholders’ equity	1,642,710	1,544,901

Total liabilities and stockholders’ equity	$3,913,276	$3,438,558

See accompanying notes to the unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Home closings revenue	$643,640	$496,033	$1,144,479	$862,802
Land closings revenue	5,974	5,616	18,073	14,470
Mortgage operations revenue	8,175	7,216	14,437	13,105

Total revenues	657,789	508,865	1,176,989	890,377
Cost of home closings	508,644	394,203	902,300	683,035
Cost of land closings	4,744	5,653	13,457	13,297
Mortgage operations expenses	4,648	4,069	8,584	7,559

Total cost of revenues	518,036	403,925	924,341	703,891
Gross margin	139,753	104,940	252,648	186,486
Sales, commissions and other marketing costs	41,951	34,267	77,117	60,209
General and administrative expenses	22,330	25,905	44,702	46,249
Equity in income of unconsolidated entities	(8,112)	(8,466)	(10,741)	(11,624)
Interest (income) expense, net	(24)	700	425	214
Other expense, net	4,036	541	7,271	1,282
Loss on extinguishment of debt	—	10,141	—	10,141
Indemnification and transaction (income) expense	(74)	189,635	(163)	187,925

Income (loss) before income taxes	79,646	(147,783)	134,037	(107,910)
Income tax provision (benefit)	24,147	(69,496)	37,242	(53,961)

Net income (loss)	55,499	(78,287)	96,795	(53,949)
Net income attributable to non-controlling interests — joint ventures	(222)	(106)	(339)	(185)

Net income (loss) before non-controlling interests — Principal Equityholders	55,277	(78,393)	96,456	(54,134)
Net (income) loss attributable to non-controlling interests — Principal Equityholders	(40,461)	83,720	(70,708)	59,461

Net income available to Taylor Morrison Home Corporation	$14,816	$5,327	$25,748	$5,327

Earnings per common share:
Basic	$0.45	$0.16	$0.78	$0.16
Diluted	$0.45	$0.16	$0.78	$0.16
Weighted average number of shares of common stock:
Basic	32,875	32,806	32,866	32,806
Diluted	122,354	122,327	122,349	122,327

See accompanying notes to the unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$55,499	$(78,287)	$96,795	$(53,949)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	14,682	3,253	418	(5,156)
Post-retirement benefits adjustments, net of tax	(2,118)	(71)	(1,780)	(107)

Other comprehensive income (loss), net of tax	12,564	3,182	(1,362)	(5,263)
Comprehensive income (loss)	68,063	(75,105)	95,433	(59,212)
Comprehensive income attributable to non-controlling interests — joint ventures	(222)	(106)	(339)	(185)
Comprehensive (income) loss attributable to non-controlling interests — Principal Equityholders	(49,650)	81,394	(69,712)	65,580

Comprehensive income available to Taylor Morrison Home Corporation	$18,191	$6,183	$25,382	$6,183

See accompanying notes to unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

	Common Stock
					Additional	Stockholders’ equity
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance — December 31, 2012	—	$—	—	$—	$—	$1,231,050	$—	$(34,365)	$7,890	$—	$1,204,575
Establish non-controlling interest on April 12, 2013	—	—	—	—	—	(1,231,050)	—	34,365	—	1,196,685	—
Issuance of Class A Common Stock, net of offering costs	32,857,800	—	—	—	668,598	—	—	—	—	—	668,598
Issuance of Class B Common Stock, net of offering costs	—	—	112,784,964	1	—	—	—	—	—	—	1
Repurchase of New TMM Units and corresponding number of Class B Common Stock	—	—	(23,333,800)							(482,543)	(482,543)
Net income (loss)	—	—	—	—	—	—	5,327	—	185	(59,461)	(53,949)
Other comprehensive income (loss)	—	—	—	—	—	—	—	856	—	(6,119)	(5,263)
Share based compensation	—	—	—	—	3,746	—	—	—	—	80,684	84,430
Non-controlling interest of acquired entity	—	—	—	—	—	—	—	—	(106)	—	(106)
Distributions to non-controlling interests — joint ventures	—	—	—	—	—	—	—	—	(98)	—	(98)

Balance — June 30, 2013	32,857,800	—	89,451,164	1	672,344	—	5,327	856	7,871	729,246	1,415,645

Balance — December 31, 2013	32,857,800	—	89,451,164	$1	$372,789	$—	$43,479	$(452)	$7,236	$1,121,848	$1,544,901
Net income	—	—	—	—	—	—	25,748	—	339	70,708	96,795
Other comprehensive loss	—	—	—	—	—	—	—	(366)	—	(996)	(1,362)
Exchange of New TMM Units and corresponding number of Class B Common Stock	37,264	—	(37,264)	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(27,724)	—	—	—	—	—	—	—	—
Distributions to non-controlling interests — joint ventures	—	—	—	—	—	—	—	—	(444)	—	(444)
Share based compensation	—	—	—	—	757	—	—	—	—	2,063	2,820

Balance — June 30, 2014	32,895,064	—	89,386,176	1	373,546	—	69,227	(818)	7,131	1,193,623	1,642,710

See accompanying notes to unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96,795	$(53,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of unconsolidated entities	(10,741)	(11,624)
Stock compensation expense	2,820	84,430
Distributions of earnings from unconsolidated entities	18,861	3,961
Depreciation and amortization	2,625	2,723
Loss on extinguishment of debt	—	10,141
Deferred income taxes	(8,226)	3,793
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(425,710)	(397,685)
Receivables, prepaid expenses and other assets	(40,632)	41,380
Customer deposits	25,499	32,089
Accounts payable, accrued expenses and other liabilities	6,637	(9,915)
Income taxes payable	(18,832)	135

Net cash used in operating activities	(350,904)	(294,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,774)	(750)
Distribution from unconsolidated entities	1,751	2,104
Decrease (increase) in restricted cash	6,743	(2,155)
Investments of capital into unconsolidated entities	(56,662)	(1,675)

Net cash used in investing activities	(49,942)	(2,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of Class A Common Stock	—	668,598
Purchase of New TMM Units and corresponding number of shares of Class B Common Stock	—	(482,543)
Borrowings on line of credit related to mortgage borrowings	201,634	313,186
Repayments on line of credit related to mortgage borrowings	(227,244)	(354,498)
Proceeds from loans payable and other borrowings	28,404	15,218
Repayments of loans payable and other borrowings	(74,334)	(24,496)
Borrowings on revolving credit facility	93,000	907,000
Payments on revolving credit facility	(53,000)	(957,000)
Proceeds from the issuance of senior notes	350,000	550,000
Repayments on senior notes	—	(189,608)
Deferred financing costs	(6,255)	(15,096)
Distributions to non-controlling interests – joint ventures	(444)	(98)

Net cash provided by financing activities	311,761	430,663

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	725	(13,121)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(88,360)	$120,545
CASH AND CASH EQUIVALENTS — Beginning of period	389,181	300,602

CASH AND CASH EQUIVALENTS — End of period	$300,821	$421,147

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(63,391)	$(15,568)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in loans payable issued to sellers in connection with land purchase contracts	$(15,135)	$107,964

Decrease (increase) in income taxes payable and related tax indemnification receivable from seller	$318	$78,956

See accompanying notes to unaudited condensed and consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — On April 12, 2013, Taylor Morrison Home Corporation (“TMHC” or the “Company”) completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) through the formation of TMM Holdings II Limited Partnership (“New TMM”), a Cayman Islands limited partnership. TMM Holdings is a British Columbia limited partnership formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities”), investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”). On July 13, 2011, TMM Holdings, through various wholly owned acquisition subsidiaries, acquired all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (“Taylor Woodrow” and are now known as Taylor Morrison Communities, Inc., (“Taylor Morrison” or “TMC”) and Monarch Corporation (“Monarch”), collectively the “Predecessor,” from Taylor Wimpey plc (“Predecessor Parent Company”) through a combination of equity and debt (the “Acquisition”). In conjunction with the Acquisition, a series of holding companies and partnerships were established to hold TMM Holdings’ investments in the acquired businesses, of which the assets and liabilities were recorded at fair value. Unless the context requires otherwise, references in these financial statements to “we,” “us,” and “our” are to the Company and its consolidated subsidiaries.

Taylor Morrison’s principal business is residential homebuilding and the development of lifestyle communities throughout the United States, with operations focused in Arizona, California, Colorado, Florida, and Texas. Taylor Morrison’s product lines feature entry-level, move-up, and luxury homes. Darling, a Texas based homebuilder founded in 1987, was acquired on December 31, 2012. Darling builds homes under the Darling Homes brand for move-up and luxury buyers in the Dallas-Fort Worth Metroplex and Houston markets. Monarch was founded in 1918, began homebuilding operations in 1936 and is one of the oldest names in Canadian homebuilding. Monarch’s business focuses on high-rise and single family residential construction in Ontario, Canada. Taylor Morrison and Monarch are the general contractors for all of their projects and retain subcontractors for home construction and site development. In addition to homebuilding, Taylor Morrison offers mortgage services to its customers in the United States through its mortgage brokerage subsidiary and title examination services in some U.S. locations through various joint ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited Condensed and Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated and Combined Financial Statements and accompanying notes included in our 2013 Annual Report on Form 10-K. In the Reorganization Transactions, TMHC became the sole owner of the general partner of New TMM. As the general partner of New TMM, we exercise exclusive and complete control over New TMM. Consequently, for periods subsequent to April 9, 2013, we consolidate New TMM and record a non-controlling interest in our consolidated balance sheet for the economic interests in New TMM that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors. The consolidated financial statements for these periods include the accounts of TMHC, TMM Holdings, New TMM, TMC, Monarch and our consolidated subsidiaries, partnerships and other entities for which we have a controlling financial interest, and of variable interest entities in which we are deemed the primary beneficiary. Intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, the accompanying Condensed and Consolidated Financial Statements include all normal and recurring adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to accumulated other comprehensive income (loss) in the Condensed and Consolidated Balance Sheets and Condensed and Consolidated Statements of Stockholders’ Equity.

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

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a variable interest entity (“VIE”) may be created because we may be deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. Our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $46.5 million and $43.7 million, as of June 30, 2014 and December 31, 2013, respectively. Additionally, we posted $18.3 million and $14.9 million of letters of credit in lieu of cash deposits under certain option contracts as of June 30, 2014 and December 31, 2013, respectively. Creditors of these VIEs, if any, generally have no recourse against us outside of the amounts of letters of credit (see Note 9 – Debt – Letters of Credit, Surety Bonds and Guarantees).

Non-controlling Interests – Joint Ventures — We are involved in several joint ventures with independent third parties for land development and homebuilding activities. If we exercise control over entities, we consolidate joint ventures when we are the primary beneficiary. For these entities, their financial statements are consolidated in the accompanying Condensed and Consolidated Financial Statements and the other partners’ equity are recorded as non-controlling interests – joint ventures.

Non-controlling Interests – Principal Equityholders — Immediately prior to our IPO, the existing holders of TMM Holdings’ limited partnership interests exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”) as part of the Reorganization Transactions. For each New TMM received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B common stock, par value $0.00001 per share (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into one share of our Class A Common Stock in accordance with our Exchange Agreement.

The composition of our outstanding common stock as of June 30, 2014 was as follows:

Class A Common Stock	Class B Common Stock	Total
32,895,064	89,386,176	122,281,240
26.9%	73.1%	100%

Self Insurance and Warranty Reserves — We regularly review the reasonableness and adequacy of our self insurance and warranty reserves and make adjustments to the balance of the pre-existing reserves to reflect changes in trends and historical data as information becomes available. Self insurance and warranty reserves are included in accrued expenses and other liabilities in the Condensed and Consolidated Balance Sheets. A summary of the changes in our warranty reserves is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reserve — beginning of period	$45,305	$41,403	$41,403	$39,760
Additions to reserves	5,758	2,689	8,141	8,263
Costs and claims incurred	(5,473)	(3,066)	(8,087)	(7,410)
Change in estimates to pre-existing reserves	(718)	678	3,631	1,248
Foreign currency adjustment	201	(235)	(15)	(392)

Reserve — end of period	$45,073	$41,469	$45,073	$41,469

Revenue Recognition

Home Sales — Revenues from home sales are recorded at closing, using the completed contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, there is no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

Condominium Sales — Revenues from the sale of condominium units is recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund from the Company under applicable laws except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to a rental property, the sales proceeds are collectible, and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. For our Canadian high-rise condominiums, these conditions are met when a certificate of occupancy has been received, all significant conditions of registration have been performed and the purchaser has the right to occupy the unit.

Land Sales — Revenues from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage Operations — Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans Taylor Morrison Home Funding, LLC (“TMHF”) originates are sold within a short period of time, generally 20 days, on a non-recourse basis as further described in Note 9 – Debt – Mortgage Company Loan Facilities. After the loans are sold, we retain potential liability for possible claims by purchasers of the loan, that we breached certain limited industry-standard representations and warranties in the loan sale agreement. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

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

Recently Issued Accounting Pronouncements — In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (“ASU 2014-12”), which provides guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective beginning January 1, 2016. We do not anticipate that the adoption of ASU 2014-12 will have a material effect on our consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (“ASU 2014-11”), which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In additions, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective beginning January 1, 2015. We do not anticipate that the adoption of ASU 2014-11 will have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services.

In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In July 2013 the FASB issued ASU No. 2013-11 Income Taxes (“ASU 2013–11”), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. ASU 2013-11 is effective beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial statements or disclosures.

In April 2013, the FASB issued ASU No. 2013-04, Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective beginning January 1, 2014. The adoption of ASU 2013-04 did not have a material effect on our consolidated financial statements or disclosures.

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

East (Domestic)	Houston (which includes a Taylor Morrison division and a Darling Homes division), Austin, Dallas, North Florida and West Florida
West (Domestic)	Phoenix, Northern California, Southern California and Denver
Canada (Foreign)	Kitchener-Waterloo, Ottawa and Toronto
Mortgage Operations (Domestic)	Mortgage and Financial Services

Management primarily evaluates segment performance based on segment adjusted gross margin, which is comprised of segment gross margin, as defined under GAAP, less interest amortized to cost of home closings (“adjusted gross margin”). We define segment gross margin as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity.

Our segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
East	$349,396	$276,804	$622,423	$471,876
West	239,437	166,345	430,623	301,081
Canada	60,781	58,500	109,506	104,315
Mortgage Operations	8,175	7,216	14,437	13,105

Total revenues	657,789	508,865	1,176,989	890,377
Gross margin:
East	76,343	52,563	136,229	89,590
West	47,482	35,247	88,651	63,715
Canada	12,401	13,983	21,915	27,635
Mortgage Operations	3,527	3,147	5,853	5,546

Total gross margin	139,753	104,940	252,648	186,486
Corporate and unallocated expenses(1)	(64,281)	(60,172)	(121,819)	(106,458)
Equity in income of unconsolidated entities	8,112	8,466	10,741	11,624
Indemnification and transaction income (expense)	74	(189,635)	163	(187,925)
Loss on extinguishment of debt	—	(10,141)	—	(10,141)
Interest and other (expense) income, net	(4,012)	(1,241)	(7,696)	(1,496)

Income (loss) before income taxes	$79,646	$(147,783)	$134,037	$(107,910)

(1)	Represents sales, commissions and other marketing costs, and general and administrative expenses which do not have a readily determinable metric to allocate to the segments.

	Three Months Ended June 30, 2014
	East	West	Canada	Mortgage Operations	Total
Gross margin	$76,343	$47,482	$12,401	$3,527	$139,753
Add back interest amortized to cost of revenue	5,827	9,172	2,065	—	17,064

Adjusted gross margin	$82,170	$56,654	$14,466	$3,527	$156,817

	Three Months Ended June 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$52,562	$35,247	$13,983	$3,148	$104,940
Add back interest amortized to cost of revenue	4,176	4,515	2,875	—	11,566

Adjusted gross margin	$56,738	$39,762	$16,858	$3,148	$116,506

	Six Months Ended June 30, 2014
	East	West	Canada	Mortgage Operations	Total
Gross margin	$136,229	$88,651	$21,915	$5,853	$252,648
Add back interest amortized to cost of revenue	9,726	14,821	3,633	—	28,180

Adjusted gross margin	$145,955	$103,472	$25,548	$5,853	$280,828

	Six Months Ended June 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$89,590	$63,715	$27,635	$5,546	$186,486
Add back interest amortized to cost of revenue	6,723	7,900	5,002	—	19,625

Adjusted gross margin	$96,313	$71,615	$32,637	$5,546	$206,111

	June 30, 2014
	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,202,712	$1,305,809	$267,418	$—	$—	$2,775,939
Investments in unconsolidated entities	25,752	46,768	113,741	1,244	—	187,505
Other assets	145,976	41,129	268,034	91,642	403,051	949,832

Total assets	$1,374,440	$1,393,706	$649,193	$92,886	$403,051	$3,913,276

	December 31, 2013
	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,048,091	$1,002,500	$255,487	$—	$—	$2,306,078
Investments in unconsolidated entities	20,191	—	118,115	1,244	—	139,550
Other assets	103,107	27,842	289,527	110,004	462,450	992,930

Total assets	$1,171,389	$1,030,342	$663,129	$111,248	$462,450	$3,438,558

4. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income available to TMHC — basic	$14,816	$5,327	$25,748	$5,327
Principal Equityholders’ non-controlling interest	40,461	14,492	70,708	14,492
Loss fully attributable to Class A Common Stock	45	30	244	30

Net income — diluted	$55,322	$19,849	$96,700	$19,849

Denominator:
Weighted average shares — basic (Class A)	32,875	32,806	32,866	32,806
Principal Equityholders’ non-controlling interest (Class B)	89,434	89,503	89,443	89,503
Restricted stock units	45	18	40	18

Weighted average shares — diluted	122,354	122,327	122,349	122,327

Earnings per common share:
Basic	$0.45	$0.16	$0.78	$0.16
Diluted	$0.45	$0.16	$0.78	$0.16

We excluded a total of 1,264,137 and 1,252,237 stock options and time-vesting RSUs from the calculation of earnings per common share for the three and six months ended June 30, 2014, respectively, and excluded 1,109,364 stock options from the calculation of the earnings per common share for the three and six months ended June 30, 2013, as their inclusion is anti-dilutive.

The shares of Class B Common Stock have voting rights but no economic rights, including no rights to dividends or distribution on liquidation, and therefore, are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. Additionally, the income from Principal Equityholders’ non-controlling interest and the related Class B Shares produces an anti-dilutive effect on diluted earnings per common share.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS

Real Estate Inventory — Inventory consists of raw land, land under development, land held for future development, homes under construction, completed homes, and model homes. Inventory is carried at cost, less any impairment, if applicable. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes, overhead, and condominium construction costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or where development has been discontinued, we do not allocate interest or other costs to the community’s inventory until operations begin again.

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we review our real estate inventory for indicators of impairment by community during each reporting period. In conducting the review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. For the three and six months ended June 30, 2014 and 2013, we recorded no impairments on real estate assets.

As discussed in Note 2 under Investments in Consolidated and Unconsolidated Entities, in the ordinary course of business, we acquire various specific performance lots through existing lot option agreements. Real estate not owned under these contracts is consolidated into real estate inventory with a corresponding liability in liabilities attributable to consolidated option agreements in the Condensed and Consolidated Balance Sheets.

Inventory consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Operating communities	$2,287,201	$1,862,649
Real estate held for development or sale	426,601	381,095

Total owned inventory	2,713,802	2,243,744
Real estate not owned	15,623	18,595

Total real estate inventory	$2,729,425	$2,262,339

The development status of our land inventory is as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Owned Lots (1)	Book Value of Land and Development	Owned Lots (1)	Book Value of Land and Development
Raw	12,268	$529,368	13,982	$425,759
Partially developed	11,478	602,828	10,828	516,492
Finished	8,643	839,104	7,559	732,015
Long-term strategic assets	3,557	25,580	3,729	27,988

Total	35,946	$1,996,880	36,098	$1,702,254

(1)	Includes 1,991 and 2,370 lots which are owned within unconsolidated joint ventures at June 30, 2014 and December 31, 2013, respectively.

Capitalized Interest — We capitalize certain interest costs to real estate inventory during the active development and construction periods. Capitalized interest is amortized to cost of revenues when the related inventory is delivered to the homebuyer. Interest capitalized, incurred, expensed and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest capitalized – beginning of period	$97,875	$68,827	$87,101	$59,643
Interest incurred	25,943	19,954	48,133	37,197
Interest expense not qualified for capitalization and recorded as interest expense	300	(700)	—	(700)
Interest amortized to cost of revenues	(17,064)	(11,566)	(28,180)	(19,625)

Interest capitalized – end of period	$107,054	$76,515	$107,054	$76,515

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

We are subject to the usual obligations associated with entering into contracts, including option contracts, for the purchase, development, and sale of real estate inventory in the routine conduct of our business. We have entered into a number of land purchase option contracts, generally through cash deposits or letters of credit, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse against us, except in Canada where sellers generally have full recourse under statutory regulations. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit. As of June 30, 2014 and December 31, 2013, we had the right to purchase approximately 4,372 and 6,570 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $438.1 million and $500.9 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had $46.5 million in land deposits and had posted $18.3 million in letters of credit related to land options and land purchase contracts. As of December 31, 2013, we had $43.7 million in land deposits and had posted $14.9 million in letters of credit related to land options and land purchase contracts.

For the three and six months ended June 30, 2014 and 2013, no impairment of option deposits or capitalized pre-acquisition costs were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future, particularly in those instances where land sellers or third-party financial entities are unwilling to renegotiate significant contract terms.

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

Summarized condensed, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Real estate inventory	$451,657	$434,411
Other assets	382,171	138,940

Total assets	$833,828	$573,351

Liabilities and owners’ equity:
Debt	$150,511	$139,355
Other liabilities	175,147	174,371

Total liabilities	325,658	$313,726

Owners’ equity:
TMHC	187,505	139,550
Others	320,665	120,075

Total owners’ equity	508,170	259,625

Total liabilities and owners’ equity	$833,828	$573,351

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$57,897	$81,663	$75,279	$109,031
Costs and expenses	(36,422)	(58,704)	(48,169)	(74,459)

Income of unconsolidated entities	$21,475	$22,959	$27,110	$34,572

Company’s share in income of unconsolidated entities	$8,112	$8,466	$10,741	$11,624

Distributions of earnings from unconsolidated entities	$4,884	$1,154	$18,861	$3,961

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

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Real estate development costs to complete	$25,224	$28,491
Compensation and employee benefits	36,044	49,362
Insurance, litigation reserves, and other professional fees	6,060	6,935
Self-insurance and warranty reserves	45,073	41,403
Interest payable	22,204	17,024
Merger and restructuring reserves	934	1,326
Property and sales taxes payable	11,400	22,731
Other accruals	45,245	47,228

Total accrued expenses and other liabilities	$192,184	$214,500

8. LOANS PAYABLE AND OTHER BORROWINGS

Loans payable and other borrowings as of June 30, 2014 and December 31, 2013 consist of amounts due to various land sellers and other unrelated business partners. Loans payable bear interest at rates that ranged from 0% to 8% at June 30, 2014 and December 31, 2013, and generally are secured by the land that was acquired with the loans. Where required, we impute interest for loans with no stated interest rates.

At June 30, 2014, principal maturities of loans payable and other borrowings for the years ending December 31 are as follows (in thousands):

2014	$127,337
2015	47,748
2016	34,480
2017	15,022
2018	43,030
Thereafter	14,473

Total loans payable and other borrowings	$282,090

9. DEBT

Senior notes and other borrowings consist of the following (in thousands):

	June 30, 2014	December 31, 2013
7.75% Senior Notes due 2020, with $9.7 million and $10.6 million of unamortized debt issuance costs at June 30, 2014 and December 31, 2013, respectively and includes $3.8 million and $4.1 million of unamortized bond premium at June 30, 2014 and December 31, 2013, respectively	$489,169	$489,497
5.25% Senior Notes due 2021, with $8.1 million and $8.7 million of unamortized debt issuance costs at June 30, 2014 and December 31, 2013, respectively	550,000	550,000
5.625% Senior Notes due 2024, with $5.2 million of unamortized debt issuance costs at June 30, 2014	350,000	—
$400 million Restated Revolving Credit Facility with $6.8 million and $7.4 million of unamortized debt issuance costs at June 30, 2014 and December 31, 2013 respectively	40,000	—
Mortgage borrowings – Flagstar Agreement	28,423	38,084
Mortgage borrowings – Comerica Agreement	20,859	36,808

Total Senior Notes and bank financing	$1,478,451	$1,114,389

Unamortized debt issue costs related to the Senior Notes (as defined below) and the Restated Revolving Credit Facility are included in prepaid expenses and other assets, net in the accompanying Condensed and Consolidated Balance Sheets and are amortized to interest expense in the accompanying Condensed and Consolidated Statements of Operations.

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

On August 21, 2012, the Bond Co-Issuers issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes, the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The Bond Co-Issuers received $132.5 million including prepaid interest, net of debt issuance costs of $3.1 million. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes. The 2020 Senior Notes are unsecured and not subject to registration rights.

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

2021 Senior Notes

On April 16, 2013, the Bond Co-Issuers issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were $541.7 million, net of approximately $8.3 million of debt issuance costs, and were used by the Bond Co-Issuers to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

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

The 2024 Senior Notes will mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 and 2021 Senior Notes. The indenture governing the 2024 Senior Notes contains covenants that limit the ability of the Bond Co-Issuers and the Guarantors to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing the 2020 and 2021 Senior Notes, but a credit rating downgrade must also occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Restated Revolving Credit Facility

On January 15, 2014, TMC and various other subsidiaries of TMHC (collectively, the “Borrowers”), entered into Amendment No. 1 to the senior revolving credit facility entered into with a syndicate of third party banks and financial institutions in July 2011 and amended and restated as of April 13, 2012 and further amended and restated as of April 12, 2013 (the “Restated Revolving Credit Facility”). This Amendment No. 1 released Monarch from all of its obligations under the Restated Revolving Credit Facility. As a result, the only borrower under the Restated Revolving Credit Facility is TMC. The Restated Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2020 Senior Notes.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that TMC may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at June 30, 2014 was 0.47 to 1.00. The minimum consolidated tangible net worth requirement was $1.3 billion at June 30, 2014. At June 30, 2014, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.6 billion.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2014 and December 31, 2013, the Company was in compliance with its financial covenants.

There were $40.0 million in outstanding borrowings under the Restated Revolving Credit Facility at June 30, 2014 and there were no outstanding borrowings at December 31, 2013. As of June 30, 2014, the Borrowers had $325.1 million of availability for borrowings including $165.1 million of availability for letters of credit (giving effect to a sub-limit for letters of credit of $200.0 million and $34.9 million of letters of credit outstanding as of such date).

Mortgage Company Loan Facilities

Borrowings under our two TMHF warehouse facilities are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The mortgage borrowings outstanding as of June 30, 2014 and December 31, 2013, are collateralized by $77.0 million and $95.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables. The six months ended June 30, 2013 also included restricted short-term investments in certificate of deposits known as CDARS of $2.0 million, which are included in restricted cash in the accompanying Condensed and Consolidated Balance Sheets. Total capacity under the TMHF warehouse facilities available to TMHC at June 30, 2014 is $90.0 million.

Loans, Letters of Credit, Surety Bonds and Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Restated Revolving Credit Facility to various land sellers and municipalities, of which we had $34.9 million outstanding as of June 30, 2014.

Through our subsidiaries, we are committed, under various loans, letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of our operations in Canada. Loans, outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $206.1 million and $212.2 million as of June 30, 2014 and December 31, 2013, respectively. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides borrowings, including letters of credit, of up to CAD $100.0 million or its U.S. dollar equivalent in support of Monarch projects. Under the terms of the TD Facility, the first CAD $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There was a total of CAD $63.3 million and CAD $65.2 million of letters of credit outstanding under the TD Facilities as of June 30, 2014 and December 31, 2013, respectively. Monarch also guarantees the credit facilities that certain joint ventures are party to with the Toronto-Dominion Bank with availability of CAD $28.8 million and CAD $34.6 million at June 30, 2014 and December 31, 2013, respectively, which is in addition to the TD facility noted above. There was a total of CAD $27.4 million and CAD $33.3 million of letters of credit outstanding under joint venture credit facilities as of June 30, 2014 and December 31, 2013, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of June 30, 2014 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $13.3 million and CAD $18.0 million letters of credit outstanding under the HSBC Facility as of June 30, 2014 and December 31, 2013, respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that are scheduled to expire on June 30 of each year. The HSBC Facility has been renewed and extended to June 30, 2015. The Company is currently negotiating the terms of the renewal of the TD Facility, on substantially the same terms and conditions, and the existing TD Facility has been extended on an interim basis, pending the final renewal of the TD Facility. The annual renewal process has been proceeding in a manner similar to that in previous years. If the Company fails to renew the TD Facility, it will be required to find other sources of letters of credit to support its operations (such as cash collateral or letters of credit issued under the Restated Revolving Credit Facility).

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

The fair value of our mortgages receivable is derived from negotiated rates with partner lending institutions. The fair value of our 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The carrying value and fair value of our financial instruments are as follows (in thousands):

		June 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgages receivable	2	$77,010	$79,051	$95,718	$97,294
Mortgage borrowings	2	49,282	49,282	74,892	74,892
Loans receivable	2	48,028	48,028	33,395	33,395
Loans payable	2	282,090	282,090	282,098	282,098
7.75% Senior Notes due 2020	2	489,169	535,640	489,497	537,223
5.25% Senior Notes due 2021	2	550,000	558,250	550,000	532,125
5.625% Senior Notes due 2024	2	350,000	346,500	N/A	N/A

We consider the carrying value of cash and cash equivalents, restricted cash, other receivables, net, accounts payable and the Restated Revolving Credit Facility borrowings to approximate fair value due to their short-term nature.

11. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2014 and 2013 was based on the statutory income tax rates in the United States and Canada, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, preferential treatment of deductions relating to homebuilding activities, the establishment of uncertain tax positions and interest relating to uncertain tax positions.

The provision for income taxes for each of the three and six month periods ended June 30, 2014 and 2013 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	18,370	(76,127)	28,088	(65,982)
Foreign	5,777	6,631	9,154	12,021

Total income tax provision (benefit)	24,147	(69,496)	37,242	(53,961)

As of June 30, 2014, cumulative gross unrecognized tax benefits were $2.1 million in the U.S. and $7.1 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2013, our cumulative gross unrecognized tax benefits were $2.1 million in the U.S. and $7.9 million in Canada. These amounts are included in income taxes payable in the accompanying Condensed and Consolidated Balance Sheets at June 30, 2014 and December 31, 2013. No unrecognized tax benefits are expected to reverse in the next 12 months.

12. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities that are affiliated with one or more of the Principal Equityholders. There were $15.3 million and $19.0 million in real estate inventory acquisitions from such affiliates in the three months ended June 30, 2014 and 2013, respectively. There were $31.0 million and $19.0 million in real estate inventory acquisitions from such affiliates in the six months ended June 30, 2014 and 2013, respectively. We believe such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties.

In April 2014, one of our subsidiaries formed a joint venture, Marblehead Development Partners LLC (“MDP”), with affiliates of Oaktree Capital Management, L.P. and TPG Capital, LLC to acquire and develop Marblehead, a coastal residential development in San Clemente, California consisting of 195.5 acres. The acquisition of the Marblehead site from LV Marblehead, a subsidiary owned by Lehman Brothers Holdings Inc., occurred on April 8, 2014. Our subsidiary has made an initial capital investment of approximately $46.8 million in MDP and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Marblehead site, for which we will be entitled to receive an incrementally greater return on our capital investment if the Marblehead project achieves certain economic performance thresholds. In July 2014, MDP entered into an approximately $264.2 million non-recourse construction and development loan with affiliates of Starwood Property Trust as initial lender and administrative agent to finance development and home construction at the Marblehead site. In connection with entering into the loan agreement, one of our subsidiaries provided the lenders with customary completion, indemnity and environmental guarantees subject to usual non-recourse terms. Home construction at the Marblehead site is expected to begin in 2015.

Management and Advisory Fees — Management fees for the three and six months ended June 30, 2013 were $0.2 million and $1.5 million, respectively. We did not incur any management fee expense for the three and six months ended June 30, 2014. The management services agreement with affiliates of TPG and Oaktree was terminated immediately prior to the IPO in exchange for an aggregate payment of $29.8 million split equally between affiliates of TPG and Oaktree, which was recorded as a transaction expense during the quarter ended June 30, 2013. Management fees are included in general and administrative expenses in the accompanying Condensed and Consolidated Statements of Operations.

In conjunction with the formation of TMM Holdings and in connection with the Acquisition, an affiliate of JH entered into a partnership services agreement with TMM Holdings relating to the provision of certain services to TMM Holdings. In consideration of these services, TMM Holdings granted to the JH affiliate an amount of partnership interests, subject to certain terms, conditions and restrictions contained in a unit award agreement and the TMM Holdings limited partnership agreement. Prior to the IPO, in connection with the Reorganization Transactions, the Company recorded a one-time, non-cash charge of $80.2 million which was recorded as indemnification and transaction (income) expense in the 2013 Condensed and Consolidated Statements of Operations in respect of the modification of the Class J Units in TMM Holdings resulting from the termination of the JHI Partnership Services Agreement between JH and TMM Holdings and the direct or indirect exchange (on a one-for-one basis) of the Class J Units in TMM Holdings for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree Holding Vehicles.

Canadian Operations — Loans and other receivables due from joint ventures and partners in the joint ventures was $48.0 million and $33.4 million as of June 30, 2014 and December 31, 2013, respectively, which comprise the balance of loans receivable in the accompanying Condensed and Consolidated Balance Sheet.

13. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

U. S. Operations — The Taylor Woodrow U.K. Supplementary Pension Plan is an unfunded, non-qualified pension plan for several individuals who transferred from our former U.K.-related companies to the employment of Taylor Woodrow on or before October 1, 1995, at which date the plan was frozen to new participants. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan less any benefit accrued in any other pension-type benefit plans sponsored by, or contributed to, a Taylor Woodrow group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. At June 30, 2014 and December 31, 2013, we had accrued $1.7 million and $1.8 million for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities in the accompanying Condensed and Consolidated Balance Sheets.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of the parent companies of Taylor Woodrow and Morrison Homes, Inc. Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or rehired employees may become participants and to freeze all future benefit accruals to existing participants. At June 30, 2014 and December 31, 2013, the unfunded status of the plan was $7.5 million and $5.9 million, respectively. These obligations are recorded in accrued expenses and other liabilities in the accompanying Condensed and Consolidated Balance Sheets.

During the three and six months ended June 30, 2014, we recognized a $0.4 million expense on settlement on our U.S. Cash Balance Plan.

Canadian Operations — Effective January 31, 2006, Monarch elected to convert the provisions of the defined benefit plan to defined contribution provisions for service beyond January 31, 2006. As part of this conversion, the plan members were given the option to convert their defined benefits accrued prior to February 1, 2006, to the defined contribution plan. As a result, Monarch maintains both a defined benefit plan (the “Monarch Plan”) and a defined contribution plan. Total expense for the defined contribution plan was $0.2 million for both the three months ended June 30, 2014 and 2013 and $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

We use a December 31 measurement date for both of our employee benefit plans. Actuaries provide an annual estimate for the plans and perform a full valuation at least every three years to determine the actuarial present value of the accrued pension benefits.

The following tables provide the components of net periodic benefit cost for the U.S. Cash Balance Plan and the Monarch Plan for the three and six months ended June 30, 2014 and 2013 (in thousands):

	U.S. Cash Balance Plan		Monarch Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Interest cost	$329	$321	$111	$119
Expected return on plan assets	(400)	(380)	(174)	(171)
Amortization of actuarial losses	11	34	—	12

Net periodic benefit cost	$(60)	$(25)	$(63)	$(40)

	U.S. Cash Balance Plan		Monarch Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Interest cost	$682	$643	$220	$238
Expected return on plan assets	(825)	(760)	(344)	(342)
Amortization of actuarial losses	44	68	—	24

Net periodic benefit cost	$(99)	$(49)	$(124)	$(80)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The tables below provide, for the periods indicated, the components of accumulated other comprehensive income (loss) (in thousands):

	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, December 31, 2013	$3,987	$(16,727)	$12,288	$(452)

Other comprehensive income (loss) before reclassifications	(1,691)	418	—	(1,273)
Gross amounts reclassified from accumulated other comprehensive loss	44	—	—	44
Foreign currency translation	(133)	—	—	(133)
Income tax (expense) benefit	—	—	—	—

Other comprehensive income (loss), net of tax	$(1,780)	$418	$—	$(1,362)
Gross amounts reclassified	—	—	996	996

Balance, June 30, 2014	$2,207	$(16,309)	$13,284	$(818)

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

Equity-Based Compensation

Class M Units — Certain members of management and certain members of the Board of Directors were issued partnership units in TMM Holdings prior to the IPO. Those units were subject to both time and performance vesting conditions.

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

Pursuant to the Reorganization Transactions and IPO, the time vesting Class M Units were converted to New TMM Units. As of June 30, 2014 and December 31, 2013 there were 512,977 and 478,246, respectively, vested and unexercised time vesting New TMM Units outstanding. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The corresponding shares of our Class B Common Stock is included in the 89,386,176 shares of Class B common stock outstanding as of June 30, 2014.

	Number of Awards	Weighted Average Grant Date Fair Value
As of December 31, 2013	1,655,469	$5.02
Exchanges(1)	(37,264)	3.95
Forfeited(2)	(27,724)	6.09

As of June 30, 2014	1,590,481	$5.02

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.
(2)	Awards forfeited during the period represent the unvested portion of M Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been cancelled.

As of June 30, 2014, of the 1,590,481 awards outstanding, there were 1,077,504 New TMM Units unvested, which have an aggregate grant date fair value of $5.4 million. Unamortized compensation expense of $4.2 million for those units is expected to be recorded over a weighted average period of 2.7 years. Compensation expense was $0.4 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million for both the six months ended June 30, 2014 and 2013, and is recorded in general and administrative expenses in the accompanying Condensed and Consolidated Statements of Operations.

There are no unissued Class M Unit awards remaining under the Class M Unit Plan and we do not intend to grant any future awards under the Class M Unit Plan.

Stock-Based Compensation — In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units, and other awards based on our common stock. As of June 30, 2014 the maximum number of shares of our Class A Common Stock that may be subject to awards under the Plan is 7,956,955, subject to adjustment in accordance with the terms of the Plan. We had an aggregate of 6,496,399 shares of Common Stock available for future grants under the Plan at June 30, 2014.

Stock Options — Options under the Plan granted to employees vest and become exercisable ratably on the second, third, fourth and fifth anniversary of the date of grant. Options granted to members of the Board of Directors vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or an affiliate through the applicable vesting dates and expires within ten years from the date of grant. The following table summarizes stock option activity for the Plan during the first six months of 2014:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	1,250,829	$22.45	9.3	$520
Granted	38,630	24.08
Exercised	—	—
Cancelled	(21,500)	22.00

Outstanding at June 30, 2014	1,267,959	$22.51	8.8	$494

(1)	The aggregate intrinsic value is based on the market price of our Common Stock on June 30, 2014, the last trading day in June 2014, which was $22.42, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on June 30, 2014.

There were 3,788 stock options vested and exercisable at June 30, 2014. There were no options vested and exercisable at June 30, 2013.

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

The weighted-average assumptions and fair value used for stock option grants in the six month periods ended June 30, 2014 and 2013 were as follows:

	2014	2013
Expected dividend yield	0.0%	0.0%
Expected volatility	48.6%	56.6%
Risk-free interest rate	1.13% – 1.23%	0.52%
Expected term (years)	4.50	4.28
Weighted average fair value of options granted during the period	$9.88	$11.56

As of June 30, 2014 approximately $11.2 million of unrecognized stock based compensation related to unvested stock options, net of estimated forfeitures, is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Units — Restricted stock units (“RSUs”) consist of shares of our Class A Common Stock that have been awarded to employees and directors. The RSUs contain both service and market performance vesting conditions. The RSUs granted in connection with the IPO shall become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date; provided, that, if the performance condition has not been met as of any such annual vesting date, then such portion of the RSUs shall continue to have the opportunity to become vested with respect to the performance condition on such subsequent date on which the performance condition is first satisfied. The performance condition shall be satisfied only if the weighted average price (after reduction for underwriting discount and commissions) at which TPG TMM Holdings II L.P. (the “TPG Holding Vehicle”) and OCM TMM Holdings II L.P. (the “Oaktree Holding Vehicle”) have previously sold their New TMM Units or related shares of Class A Common Stock, exceeds the $22.00 price per share of our Class A Common Stock paid by the public in our IPO. If the performance condition has not been met as of December 31, 2015, all of the RSUs granted subject to the performance condition will be automatically forfeited without consideration. As these awards contained both service and market performance conditions, we have recorded the compensation expense related to these awards over the service period as that condition is longer than the market performance condition.

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

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	188,816	$24.14
Granted	7,922	22.09
Vested	—	—
Forfeited	(4,141)	24.30

Balance at June 30, 2014	192,597	$24.05

As of June 30, 2014, approximately $3.2 million of unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of approximately 2.7 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense, which is included in general and administrative expenses in the Condensed and Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
M Units/New TMM Units	$434	$3,145	$811	$3,640
J Units	—	80,190	—	80,190
Stock options	725	421	1,401	421
RSUs	316	179	608	179

Total stock-based compensation expense	$1,475	$83,935	$2,820	$84,430

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2014 and December 31, 2013, our legal accruals were $3.5 million and $4.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and we revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the term “we” and other forms thereof refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries, unless the context otherwise requires.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this quarterly report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

Business Overview

We operate under our Taylor Morrison and Darling Homes brands in the United States and under our Monarch brand in Canada. Our business is organized into twelve homebuilding operating divisions, which are combined into three reportable segments: East, West and Canada, which accounted for 59%, 31% and 10%, respectively, of our net sales orders (excluding unconsolidated joint ventures) for the quarter ended June 30, 2014.

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

Adjusted gross margins

We calculate adjusted gross margin from U.S. GAAP gross margin by adding impairment charges, if any, attributable to the write-down of communities, and the amortization of capitalized interest through cost of home closings. We also discuss adjusted home closings gross margin, which is calculated by adding back to home closings gross margin the capitalized interest amortization related to the homes closed. Adjusted land closings gross margin is calculated similarly. Adjusted mortgage operations gross margin is calculated by adding back impairment charges, if any, attributable to the write-down of loans receivable. Management uses our adjusted gross margin measures to evaluate our performance on a consolidated basis as well as the performance of our segments. We believe these adjusted gross margins are relevant and useful to investors for evaluating our performance. These measures are considered non-GAAP financial measures and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures as measures of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

Recent Developments

Marblehead Joint Venture

In April 2014, one of our subsidiaries formed a joint venture, Marblehead Development Partners LLC (“MDP”), with affiliates of Oaktree Capital Management, L.P. and TPG Capital, LLC to acquire and develop Marblehead, a coastal residential development in San Clemente, California consisting of 195.5 acres. The acquisition of the Marblehead site from LV Marblehead, a subsidiary owned by Lehman Brothers Holdings Inc., occurred on April 8, 2014. Our subsidiary has made an initial capital investment of approximately $46.8 million in MDP and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Marblehead site, for which we will be entitled to receive an incrementally greater return on our capital investment if the Marblehead project achieves certain economic performance thresholds. In July 2014, MDP entered into an approximately $264.2 million non-recourse construction and development loan with affiliates of Starwood Property Trust as initial lender and administrative agent to finance development and home construction at the Marblehead site. In connection with entering into the loan agreement, one of our subsidiaries provided the lenders with customary completion, indemnity and environmental guarantees subject to usual non-recourse terms. Home construction at the Marblehead site is expected to begin in 2015.

Results of Operations

The following table sets forth our results of operations (dollars in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of Operations Data:
Home closings revenue	$643,640	$496,033	$1,144,479	$862,802
Land closings revenue	5,974	5,616	18,073	14,470
Mortgage operations revenue	8,175	7,216	14,437	13,105

Total revenues	657,789	508,865	1,176,989	890,377
Cost of home closings	508,644	394,203	902,300	683,035
Cost of land closings	4,744	5,653	13,457	13,297
Mortgage operations expenses	4,648	4,069	8,584	7,559

Total cost of revenues	518,036	403,925	924,341	703,891

Gross margin	139,753	104,940	252,648	186,486
Sales, commissions, and other marketing costs	41,951	34,267	77,117	60,209
General and administrative expenses	22,330	25,905	44,702	46,249
Equity in income of unconsolidated entities	(8,112)	(8,466)	(10,741)	(11,624)
Interest (income) expense, net	(24)	700	425	214
Other expense, net	4,036	541	7,271	1,282
Loss on extinguishment of debt	—	10,141	—	10,141
Indemnification and transaction (income) expense	(74)	189,635	(163)	187,925

Income (loss) before income taxes	79,646	(147,783)	134,037	(107,910)
Income tax provision (benefit)	24,147	(69,496)	37,242	(53,961)

Net income (loss)	55,499	(78,287)	96,795	(53,949)
Net income attributable to non-controlling interests – joint ventures	(222)	(106)	(339)	(185)

Net income (loss) before non-controlling interests – Principal Equityholders	55,277	(78,393)	96,456	(54,134)
Net (income) loss attributable to non-controlling interests – Principal Equityholders	(40,461)	83,720	(70,708)	59,461

Net income available to Taylor Morrison Home Corporation	$14,816	$5,327	$25,748	$5,327

Home closings gross margin as a % of home closings revenue	21.0%	20.5%	21.2%	20.8%
Sales, commissions and other marketing costs as a % of home closings revenue	6.5%	6.9%	6.7%	7.0%
General and administrative expenses as a % of home closings revenue	3.5%	5.2%	3.9%	5.4%
Average selling price per home closed, including joint ventures	$446	$366	$440	$364

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Key Results

Key financial results as of and for the three months ended June 30, 2014, as compared to the same period in 2013, are as follows:

•	The sales value of homes sold (excluding unconsolidated joint ventures) increased 25.1% to $797.2 million, with an increase in the average selling price of those homes sold of 16.8% to $466,000. Unconsolidated joint venture sales value of homes sold was $2.1 million, a decrease of $4.0 million from the prior comparable period, with a decrease in the average selling price of those homes of 1.2% to $413,000.

•	Homes closed increased 7.2% from 1,341 homes (excluding unconsolidated joint ventures) to 1,438 homes (excluding unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 21.0% to $448,000. Unconsolidated joint venture homes closed decreased from 115 homes to 56 homes, with an increase in the average selling prices of those homes closed of 28.6% to $406,000.

•	We increased our average active selling communities (excluding unconsolidated joint ventures) 24.5% to 214.2 communities. Unconsolidated joint venture community count decreased by one community to three communities.

•	Home closings revenue increased 29.8%, from $496.0 million to $643.6 million.

•	Sales, commissions and other marketing costs was 6.5% of home closings revenue, representing a 40 basis point improvement from 6.9%.

•	General and administrative expenses were 3.5% of home closings revenue, representing a 170 basis point improvement from 5.2%.

•	In the 2013 period we incurred a charge of $79.6 million related to a tax indemnity item, and in connection with the IPO related Reorganization Transactions, we incurred charges of $80.2 million for the modification of the TMM Holdings Class J Units, $29.8 million to terminate the management services agreement and $10.1 million related to the early extinguishment of debt.

Average Active Selling Communities

	Three Months Ended June 30,
	2014	2013	Change
East	148.0	121.8	21.5%
West	55.0	34.5	59.4

Subtotal U.S.	203.0	156.3	29.9%
Canada	11.2	15.8	(29.1)

Subtotal	214.2	172.1	24.5%
Unconsolidated joint ventures (1)	3.0	4.0	(25.0)

Total	217.2	176.1	23.3%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, average active selling communities increased, with large increases in both the East and West segments, primarily due to significant additions in our West Florida and Phoenix divisions. We expect to open new communities throughout all of our markets during the remainder of 2014, with the largest number of additions in our West Florida, North Florida and Houston divisions, where demand and our land positions afford us the opportunity. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

(Dollars in thousands)	Three Months Ended June 30,(1)
	Net Homes Sold			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,008	910	10.8%	$415,090	$332,377	24.9%	$412	$365	12.7%
West	527	493	6.9	298,717	218,188	36.9	567	443	28.1

Subtotal U.S.	1,535	1,403	9.4%	$713,807	$550,565	29.6%	$465	$392	18.5%
Canada	174	193	(9.8)	83,434	86,612	(3.7)	480	449	6.8

Subtotal	1,709	1,596	7.1	$797,241	$637,177	25.1%	$466	$399	16.8%
Unconsolidated joint ventures(2)	5	15	(66.7)	2,067	6,065	(65.9)	413	418	(1.2)

Total	1,714	1,611	6.4%	$799,308	$643,242	24.3%	$466	$399	16.8%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The increase in the value of sales orders in 2014 compared to 2013 was driven by consumer demand for our well-located and desirable product offerings in our markets. We also continue to benefit from higher selling prices as we continue to see strong consumer demand levels for new homes in the marketplace, historically low interest rates and stabilized macro economic conditions. In particular, the homebuilding markets in Houston, West Florida and both Northern and Southern California have benefited from these factors, resulting in an increase in the number of units sold and related revenue for the three months ended June 30, 2014 over the prior comparable period. The number of net homes sold increased in the East segment due primarily to timing of community openings. The Canada segment experienced a decrease of 29 units (including units in unconsolidated joint ventures) in net new homes sold in the three months ended June 30, 2014 when compared to the same period prior year from fewer open communities. The decrease was attributable to lower availability of saleable product due to reduced average active selling communities in the segment in the three months ended June 30, 2014 when compared to the same period last year.

We expect that, to the extent economic and housing conditions remain stable or continue to improve in the markets in which we operate, aggregate sales value will increase. Average selling price is dependent to a large degree on product type, which communities are being actively sold, and consumer demand.

Sales Order Cancellations

	Three Months Ended June 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2014	2013	2014	2013
East	130	149	11.4%	14.1%
West	97	73	15.5	12.9

Subtotal U.S./weighted average	227	222	12.9%	13.7%
Canada	6	3	3.3	1.5

Subtotal/weighted average	233	225	12.0%	12.4%
Unconsolidated joint ventures(2)	—	1	0.0	3.3

Total/weighted average	233	226	12.0%	12.3%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

A consumer-friendly lending market, use of prequalification strategies and our increased deposit amounts help us maintain a low cancellation rate. The cancellation rate for our Canada segment remains low, as we continue to enforce specific performance contract rights.

Sales Order Backlog

	As of June 30,
(Dollars in thousands)	Sold Homes in Backlog(1)			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,973	1,849	6.7%	$901,758	$730,461	23.5%	$457	$395	15.7%
West	898	911	(1.4)	521,862	399,904	30.5	581	439	32.4

Subtotal U.S.	2,871	2,760	4.0%	$1,423,620	$1,130,365	25.9%	$496	$410	21.1%
Canada	890	1,367	(34.9)	308,831	442,036	(30.1)	347	323	7.3

Subtotal	3,761	4,127	(8.9)%	$1,732,451	$1,572,401	10.2%	$461	$381	20.9%
Unconsolidated joint ventures(2)	499	795	(37.2)	179,959	269,499	(33.2)	361	339	6.4

Total	4,260	4,922	(13.4)%	$1,912,410	$1,841,900	3.8%	$449	$374	20.0%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
(2)	Reflects our proportionate share of unconsolidated joint ventures.

The overall decrease in backlog units in 2014 compared to 2013 was driven by the delivery of two joint venture and one wholly owned high-rise buildings in our Canada segment during 2013, which totaled 627 units subsequent to the three months ended June 30, 2013. Backlog was also affected by an increase in the number of homes closed in 2014 over the comparable period in 2013. Backlog value increased in the U.S. as our business continued to recognize improved sales pricing performance in most of our communities.

Home Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	Homes Closed			Sales Value(1)			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	829	729	13.7%	$344,122	$271,189	26.9%	$415	$372	11.6%
West	460	420	9.5	238,737	166,345	43.5	519	396	31.0

Subtotal U.S.	1,289	1,149	12.2%	$582,859	$437,534	33.2%	$452	$381	18.7%
Canada	149	192	(22.4)	60,781	58,499	3.9	408	305	33.9

Subtotal	1,438	1,341	7.2%	$643,640	$496,033	29.8%	$448	$370	21.0%
Unconsolidated joint ventures(2)(3)	56	115	(51.3)	22,718	36,271	(37.4)	406	315	28.6

Total	1,494	1,456	2.6%	$666,358	$532,304	25.2%	$446	$366	22.0%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of equity in income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Homes closed in 2014 in our Houston (Taylor Morrison and Darling), West Florida, Northern California and Denver markets surpassed that in the prior year period by a significant amount, driving both units and revenue dollars higher as consumer demand for move-up product benefited our communities in these markets. In Canada, the decrease in both wholly owned and unconsolidated joint ventures is due to the decrease in average active selling communities. Additionally, the decrease in unconsolidated joint venture homes closed in 2014 is due to the timing of saleable high-rise product as noted above. The increase in average home closing sales price for unconsolidated joint ventures in 2014 is due to the shift from high-rise closings at lower price points, to our low-rise product in higher priced communities.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
East	$5,274	$5,616	(6.1)%
West	700	—	—

Subtotal U.S.	$5,974	$5,616	6.4%
Canada	—	—	—

Total	$5,974	$5,616	6.4%

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

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Home closings revenue	$643,640	$496,033
Cost of home closings	508,644	394,203

Home closings gross margin	134,996	101,830
Capitalized interest amortization	17,063	11,477

Adjusted home closings gross margin	$152,059	$113,307

Home closings gross margin %	21.0%	20.5%
Adjusted home closings gross margin %	23.6%	22.8%

The increase in home closings gross margin in the three months ended June 30, 2014 was primarily due to strong consumer demand, which allowed continued sales price increases that outpaced construction and development costs in most of our U.S. markets during 2014. This increase was partially offset by a decrease in our Canada segment for the three months ended June 30, 2014. The decrease in Canada was due to a larger proportion of sales of higher margin single-family detached and attached homes in the three months ended June 30, 2013, as well as a mix shift to a more normalized rate. As previously expected, moderating economic growth in Ontario relative to the recent past and increasing units in construction have moderated growth in the Ontario housing market and have brought our margins back in line with historical levels.

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

	East		West		Canada
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Home Closings
Home closings revenue	$344,122	$271,189	$238,737	$166,345	$60,781	$58,499
Cost of home closings	268,726	218,639	191,318	131,099	48,600	44,466

Home closings gross margin	75,396	52,550	47,419	35,246	12,181	14,033
Capitalized interest amortization	5,829	4,138	9,169	4,515	2,065	2,825

Adjusted home closings gross margin	$81,225	$56,688	$56,588	$39,761	$14,246	$16,858

Home closings gross margin %	21.9%	19.4%	19.9%	21.2%	20.0%	24.0%
Adjusted home closings gross margin %	23.6%	20.9%	23.7%	23.9%	23.4%	28.8%
Land Closings
Land closings revenue	$5,274	$5,616	$700	$—	$—	$—
Cost of land closings	4,327	5,604	637	(1)	(220)	50

Land gross margin	947	12	63	1	220	(50)
Capitalized interest amortization	(2)	38	3	—	—	50

Land adjusted gross margin	$945	$50	$66	$1	$220	$—

Land gross margin %	18.0%	0.2%	9.0%	N/A	N/A	N/A
Land adjusted gross margin %	17.9%	0.9%	9.4%	N/A	N/A	N/A
Home and Land Closings
Home and land closings revenue	$349,396	$276,804	$239,437	$166,345	$60,781	$58,499
Cost of home and land closings	273,053	224,242	191,955	131,098	48,380	44,516

Gross margin	76,343	52,562	47,482	35,247	12,401	13,983
Capitalized interest amortization	5,827	4,176	9,172	4,515	2,065	2,875

Adjusted gross margin	$82,170	$56,738	$56,654	$39,762	$14,466	$16,858

Gross margin %	21.8%	19.0%	19.8%	21.2%	20.4%	23.9%
Adjusted gross margin %	23.5%	20.5%	23.7%	23.9%	23.8%	28.8%

East Segment

The number of average active selling communities in the East region increased 21.5% to 148.0 communities in the three months ended June 30, 2014, as compared to 121.8 in the prior year comparable period, due primarily to the opening of 11 new communities in West Florida, six new communities in North Florida and five new communities in each of Darling Houston and Darling Dallas. Sales pace in the East segment decreased to 2.2 homes per month per community for the three months ended June 30, 2014 from 2.5 homes per month per community in the prior year period. Timing of community openings and our continued efforts to increase sales prices and margin in order to maximize returns in our communities were the main reasons for the decrease in sales pace for the three months ended June 30, 2014. Due to continued improvement throughout the East segment markets in 2014, we were able to increase the average selling price of net homes sold in the East segment by 12.7% to $412,000, driven by our product mix, which resulted in an increase in sales value of net homes sold of 24.9%. These market improvements, as well as favorable home buyer reception of communities opened subsequent to June 30, 2013, contributed to closing revenue increases. Average home closings sales price in the East segment increased by 11.6% to $415,000, over the 2013 period from a combination of product mix and price appreciation. Overall, the improvement in East segment home closings revenue and sales prices has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. Management in the region continues to market its offerings while increasing sales prices methodically as market conditions allow.

We experienced increases in home closings gross margin in our West Florida and North Florida divisions in the three months ended June 30, 2014 compared to the same period in the prior year. The recovery and improved stabilization of the West Florida market has generated sustained consumer demand in the Tampa and Ft. Myers areas, which has allowed us to leverage a low cost basis land supply and home price increases to achieve higher margins. We also experienced increases in home closing margins in our Darling Dallas and Darling Houston divisions in the three months ended June 30, 2014 compared to the same period in the prior year, where purchase price accounting adjustments on the assets acquired in the Darling acquisition reduced home closing gross margin for the three months ended June 30, 2013. Home closing gross margins for the three months ended June 30, 2014 for our Houston and Austin divisions remained relatively consistent in the three months ended June 30, 2014 compared to the same period in the prior year. To the extent that the housing market recovery in our East segment markets continues, we expect that our margin performance will continue to be favorable.

West Segment

The number of average active selling communities in the West region increased 59.4% to 55.0 communities in the three months ended June 30, 2014 compared to the 2013 period, due to 11 community openings in our Phoenix division and six openings in our Northern California division. Net sales orders increased both in units and in sales value in the three months ended June 30, 2014 compared to the same period in 2013 due to favorable homebuyer reception of our Northern and Southern California communities. Sales pace in the West segment decreased to 3.2 homes per month per community for the three months ended June 30, 2014 from 4.8 homes per month per community in the 2013 period. The decrease in sales pace is mainly due to the release of pent-up demand when, combined with lower interest rates and rising home prices, we saw a surge of buyers re-enter the market in the prior year. We actively manage the availability of product and timing of releases in order to help us achieve our profitability metrics and not sacrifice profitability for volume. We continue to see strong demand in these markets and year-over-year are systematically releasing product into the marketplace to capture and maintain operating margins, as evidenced, in part, by the 32.4% increase in average sales price of our backlog homes.

The increase in home closings gross margin and adjusted home closings gross margin in 2014 compared to 2013 was primarily due to our ability to control our construction costs while increasing our average selling price of homes closed by 31.0%, to $519,000 in the three months ended June 30, 2014. The Southern California and Denver divisions experienced the highest percentage of price increases during the 2014 period and also were able to contain construction costs as the volume of construction within our communities in those markets allowed us to effectively manage cost pressures on construction materials and labor.

Canada Segment

The number of average active selling communities in the three month period ended June 30, 2014, including unconsolidated joint ventures, decreased by 5.6 communities from the prior year period due to the closing of one wholly owned and two joint venture high-rise buildings during the latter half of 2013 and several low-rise communities. The average sales orders per community per month, excluding unconsolidated joint ventures, were 5.8 and 4.1 for the three months ended June 30, 2014 and 2013, respectively. The Canada segment, excluding unconsolidated joint ventures, experienced a decrease of 19 units in net new homes sold and a decreased aggregate sales value in the three months ended June 30, 2014 when compared to the same period last year. Canada segment revenues increased while number of closings decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The closeout of towers during 2013 caused the product mix of our unconsolidated joint ventures to shift to our low-rise product, accounting for the 59 unit decrease in units closed during the three months ended June 30, 2014 as compared to the prior year period. The timing of tower closeouts is also the reason for the 28.6% increase in average selling price of homes closed as we closed on units in the high end of our low-rise product inventory during 2014. Income from joint venture closings is included as a component of equity in income of unconsolidated entities and not included in home closings revenue.

The decrease in Canada home closings gross margin was due to a larger proportion of sales of higher margin single-family detached and attached homes in the three months ended June 30, 2013 as compared to the current period. As previously expected, moderating economic growth in Ontario relative to the recent past, ongoing global uncertainty and increasing units in construction has tempered growth in the Ontario housing market and has brought our margins back in line with historical levels.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF and title services in our Florida markets, is highly dependent on our sales and closings volumes.

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Mortgage operations revenue	$8,175	$7,216
Mortgage operations expenses	4,648	4,069

Mortgage operations gross margin	$3,527	$3,147
Adjusted mortgage operations gross margin	$3,527	$3,147

Mortgage operations margin %	43.1%	43.6%
Adjusted mortgage operations margin %	43.1%	43.6%

Our Mortgage Operations segment’s revenue increased from $7.2 million in the three months ended June 30, 2013 to $8.2 million in the three months ended June 30, 2014, due primarily to increased closings volume and average loan amounts while gross margin remained relatively consistent period over period. Our capture rate at 72% was down slightly from the prior comparable quarter as we transitioned our Darling operations from a legacy provider to TMHF and the availability of lending opportunities increased in the United States.

Sales, Commissions and Other Marketing Costs

For the three months ended June 30, 2014 and 2013, sales commissions, and other marketing costs such as advertising and sales office expenses were $42.0 million and $34.3 million, respectively, reflecting a 7.2% increase in homes closed (excluding joint ventures) as well as an increase in average selling price. As a percentage of home closings revenue, sales, commissions and other marketing costs was 6.5% and 6.9% for the three months ended June 30, 2014 and 2013, respectively. Our U.S. segments tend to have higher per-unit commissions, so our mix of commissions paid moved in tandem with our U.S. operations, where we closed 12.2% more homes in the three months ended June 30, 2014 as compared to the same period in 2013. A decrease in the number and proportion of high-rise home closings in Canada, timing of marketing spend related to new community openings and leverage on existing community expenses has allowed us to improve costs year over year.

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expenses were $22.3 million as compared to $25.9 million in the same period in 2013, which represents a 13.8% decrease. General and administrative expenses decreased to 3.4% as a percentage of total revenue in the three months ended June 30, 2014, compared to 5.1% in the same period in 2013. Our growth in home closing revenues during the period reduced our general and administrative percentage as we were able to utilize our scalable platform, providing leverage with existing infrastructure. In addition, compensation related to bonus was higher in the three months ended June 30, 2013 due to the over performance through the first half of 2013.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $8.1 million for the three months ended June 30, 2014 compared to $8.5 million for the three months ended June 30, 2013. The change is primarily due to the timing of closings in our high-rise business. During the current period, our proportionate share of joint venture high-rise closings was 59 units lower than the prior period due to the closeout timing of these towers which will occur in the second half of 2014.

Interest (Income) Expense, net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Interest income is from cash balance deposits. We recorded $24 thousand of net interest income during the three months ended June 30, 2014 due to higher interest rates in Canada as well as a higher ending cash balance for Monarch as compared to the same period in the prior year. We recorded $0.7 million of interest expense during the three months ended June 30, 2013 as we did not have sufficient qualifying production assets and therefore were not able to capitalize all of our interest cost.

Loss on Extinguishment of Debt

On April 12, 2013 TMHC used $204.3 million of the net proceeds of the IPO to acquire limited partnership interests of TMM Holdings II Limited Partnership (“New TMM Units”) from TMM Holdings II Limited Partnership (“New TMM”) at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO. New TMM contributed such net proceeds to TMM Holdings Limited Partnership (“TMM Holdings”), which then contributed such proceeds to Taylor Morrison Communities, Inc. (“TMC”) and Monarch Communities Inc. (together, the “Bond Co-Issuers”) to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). We wrote off $4.6 million of unamortized issuance costs, wrote off $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million loss on extinguishment for the three months ended June 30, 2013.

We did not incur any losses on extinguishment of debt for the three months ended June 30, 2014.

Other Expense, net

Other expense, net for the three months ended June 30, 2014 and 2013 was $4.0 million and $0.5 million of expense, respectively. Other expense is related to mothball community expense, pre-acquisition costs on un-pursued land projects and captive insurance claims costs.

Indemnification Expense and Transaction Expenses

Taylor Wimpey plc (the “Predecessor Parent Company”) indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the our acquisition in 2011. An indemnification receivable of $129.7 million was recorded at the time of the acquisition. The indemnification receivable also includes a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the three months ended June 30, 2013, $79.6 million of the indemnification receivable was written off and recorded as indemnification expense due to successful effective settlement of a tax position that was indemnified by the Predecessor Parent Company. The uncertain tax position of $79.6 million was reversed simultaneously in our tax provision.

In the 2013 period, we also incurred $29.8 million of expense related to the termination of the management services agreement between us and the Principal Equityholders (as defined in Note 1: Business – Organization and Description of Business) as part of the Reorganization Transactions (as defined in Note 1: Business – Organization and Description of Business). Additionally, we incurred $80.2 million of non-cash stock compensation expense for the modification of the TMM Holdings Class J Units which were exchanged from the Company to entities controlled by the Principal Equityholders. The charge was related to the termination of the services agreement which was a modification of the award.

No similar charges were recorded in the three months ended June 30, 2014.

Income Tax Provision

Our effective tax rate for the three months ended June 30, 2014 and 2013 was based on the statutory tax rates in the United States and Canada, affected by state income taxes, the recognition of previously unrecognized tax benefits, changes in deferred tax assets, changes in valuation allowances, preferential treatment of deductions relating to homebuilding activities, the establishment of uncertain tax positions and interest relating to uncertain tax positions. For the three months ending June 30, 2014 and 2013, we recorded a tax expense of $24.1 million and a benefit of $69.5 million. The tax expense for the three months ended June 30, 2014 represented an effective tax rate of 30.3%. The effective rate in the current quarter was impacted by certain discrete items related to a release of the valuation allowance of deferred tax assets.

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Key Results

Key financial results as of and for the six months ended June 30, 2014, as compared to the same period in 2013, are as follows:

•	The sales value of homes sold (excluding unconsolidated joint ventures) increased 20.4% to $1.6 billion, with an increase in the average selling price of those homes sold of 17.0% to $462,000. Unconsolidated joint venture sales value of homes sold was $5.6 million, a decrease of $7.3 million from the prior comparable period, with a decrease in the average selling price of those homes of 15.1% to $372,000.

•	Homes closed increased 10.4% from 2,353 homes (excluding unconsolidated joint ventures) to 2,598 homes (excluding unconsolidated joint ventures), with an increase in the average selling price of those homes closed of 20.1% to $441,000. Unconsolidated joint venture homes closed decreased from 142 homes to 63 homes, with an increase in the average selling prices of those homes closed of 33.3% to $424,000.

•	We increased our average active selling community count (excluding unconsolidated joint ventures) 22.6% to 208 communities. Unconsolidated joint venture community count decreased by approximately one community to three communities.

•	Home closing revenues increased 32.6%, from $862.8 million to $1.1 billion.

•	Sales, commissions and other marketing costs was 6.7% of home closings revenue, representing a 30 basis point improvement from 7.0%.

•	General and administrative expense were 3.9% of home closings revenue, representing a 150 basis point improvement from 5.4%.

•	In the 2013 period we incurred a charge of $79.6 million related to a tax indemnity item, and in connection with the IPO related Reorganization Transactions, we incurred charges of $80.2 million for the modification of the TMM Holdings Class J Units, $29.8 million to terminate the management services agreement and $10.1 million related to the early extinguishment of debt.

Average Active Selling Communities

	Six Months Ended June 30,
	2014	2013	Change
East	142.2	121.3	17.2%
West	52.9	33.0	60.3

Subtotal U.S.	195.1	154.3	26.4%
Canada	12.8	15.3	(16.3)

Subtotal	207.9	169.6	22.6%
Unconsolidated joint ventures (1)	3.0	4.3	(30.2)

Total	210.9	173.9	21.3%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, average active selling communities increased, with the largest percentage increase in the West segment, primarily due to significant additions in our Phoenix and Northern California divisions. We expect to open new communities throughout all of our markets during the remainder of 2014, with the largest number of additions in our West Florida, North Florida and Houston divisions, where demand and our land positions afford us the opportunity. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

(Dollars in thousands)	Six Months Ended June 30,(1)
	Net Homes Sold			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,930	1,920	0.5%	$796,310	$698,334	14.0%	$413	$364	13.4%
West	1,119	1,032	8.4	611,825	447,035	36.9	547	433	26.2

Subtotal U.S.	3,049	2,952	3.3%	$1,408,135	$1,145,369	22.9%	$462	$388	19.0%
Canada	322	325	(0.9)	148,055	147,273	0.5	460	453	1.5

Subtotal	3,371	3,277	2.9%	$1,556,190	$1,292,642	20.4%	$462	$394	17.0%
Unconsolidated joint ventures(2)	15	30	(50.0)	5,576	12,912	(56.8)	372	438	(15.1)

Total	3,386	3,307	2.4%	$1,561,766	$1,305,554	19.6%	$461	$395	16.8%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The increase in the value of sales orders in 2014 compared to 2013 was driven by consumer demand for our well-located and desirable product offerings in our markets. We also continue to benefit from higher selling prices as we continue to see improved consumer demand levels for new homes in the marketplace, historically low interest rates and stabilized macro-economic conditions. In particular, the homebuilding markets in Austin, West Florida and both Northern and Southern California have benefited from these factors, resulting in an increase in the number of units sold and related revenue for the six months ended June 30, 2014 over the prior comparable period. The number of net homes sold increased in the East segment due primarily to timing of community openings. The Canada segment experienced a decrease of 18 units (including units in unconsolidated joint ventures) in net new homes sold in the six months ended June 30, 2014 when compared to the same period prior year and continues to benefit from generally stable market conditions. The decrease was attributable to lower availability of saleable product in the segment in the six months ended June 30, 2014 compared to the same period last year.

We expect that, to the extent economic and housing conditions remain stable or continue to improve in the markets in which we operate, aggregate sales value will increase. Average selling price is dependent to a large degree on product type, which communities are being actively sold, and consumer demand.

Sales Order Cancellations

	Six Months Ended June 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2014	2013	2014	2013
East	256	271	11.7%	12.4%
West	165	159	12.9	13.4

Subtotal U.S./weighted average	421	430	12.1%	12.7%
Canada	9	4	2.7	1.2

Subtotal/weighted average	430	434	11.3%	11.7%
Unconsolidated joint ventures(2)	3	1	14.3	1.7

Total/weighted average	433	435	11.3%	11.6%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

A consumer-friendly lending market, use of prequalification strategies and our increased deposit amounts help us maintain a low cancellation rate. The cancellation rate for our Canada segment remains low, as we continue to enforce specific performance contract rights.

Home Closings Revenue

	Six Months Ended June 30,
(Dollars in thousands)	Homes Closed			Sales Value(1)			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,501	1,273	17.9%	$608,456	$462,568	31.5%	$405	$363	11.6%
West	843	783	7.7	429,698	296,041	45.1	510	378	34.8

Subtotal U.S.	2,344	2,056	14.0%	$1,038,154	$758,609	36.8%	$443	$369	20.0%
Canada	254	297	(14.5)	106,325	104,193	2.0	419	351	19.3

Subtotal	2,598	2,353	10.4%	$1,144,479	$862,802	32.6%	$441	$367	20.1%
Unconsolidated joint ventures(2)(3)	63	142	(55.6)	26,739	45,198	(40.8)	424	318	33.3

Total	2,661	2,495	6.7%	$1,171,218	$908,000	29.0%	$440	$364	20.9%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of equity in income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Homes closed in 2014 in our Dallas, Houston (Taylor Morrison and Darling), West Florida and Northern and Southern California markets surpassed that in the prior year period by a significant amount, driving both units and revenue dollars higher as consumer demand for move-up product benefited our communities in these markets. In Canada, the decrease in unconsolidated joint venture homes closed in 2014 is due to the timing of saleable high-rise product as noted above. The increase in average home closing sales price for unconsolidated joint ventures in 2014 is due to the shift from high-rise closings at lower price points, to our low-rise product in higher priced communities.

Land Closings Revenue

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change
East	$13,967	$9,308	50.1%
West	925	5,040	(81.6)

Subtotal U.S.	$14,892	$14,348	3.8%
Canada	3,181	122	2,507.4

Total	$18,073	$14,470	24.9%

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

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Home closings revenue	$1,144,479	$862,802
Cost of home closings	902,300	683,035

Home closings gross margin	242,179	179,767
Capitalized interest amortization	28,121	19,343

Adjusted home closings gross margin	$270,300	$199,110

Home closings gross margin %	21.2%	20.8%
Adjusted home closings gross margin %	23.6%	23.1%

The increase in home closings gross margin in the six months ended June 30, 2014 was primarily due to strong consumer demand, which allowed continued sales price increases that outpaced construction and development costs in most of our U.S. markets during 2014. This increase was partially offset by a decrease in our Canada segment in 2014. The decrease in Canada was due to a larger proportion of sales of higher margin single-family detached and attached homes in the six months ended June 30, 2013. As previously expected, moderating economic growth in Ontario relative to the recent past and increasing units in construction have brought our margins back in line with historical levels.

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

	East		West		Canada
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Home Closings
Home closings revenue	$608,456	$462,568	$429,698	$296,041	$106,325	$104,193
Cost of home closings	475,239	372,894	341,105	233,600	85,956	76,540

Home closings gross margin	133,217	89,674	88,593	62,441	20,369	27,653
Capitalized interest amortization	9,675	6,681	14,813	7,785	3,633	4,877

Adjusted home closings gross margin	$142,892	$96,355	$103,406	$70,226	$24,002	$32,530

Home closings gross margin %	21.9%	19.4%	20.6%	21.1%	19.2%	26.5%
Adjusted home closings gross margin %	23.5%	20.8%	24.1%	23.7%	22.6%	31.2%
Land Closings
Land closings revenue	$13,967	$9,308	$925	$5,040	$3,181	$121
Cost of land closings	10,955	9,392	867	3,766	1,635	139

Land gross margin	3,012	(84)	58	1,274	1,546	(18)
Capitalized interest amortization	51	42	8	115	—	125

Land adjusted gross margin	$3,063	$(42)	$66	$1,389	$1,546	$107

Land gross margin %	21.6%	(0.9)%	6.3%	25.3%	48.6%	(14.9)%
Land adjusted gross margin %	21.9%	(0.5)%	7.1%	27.6%	48.6%	88.4%
Home and Land Closings
Home and land closings revenue	$622,423	$471,876	$430,623	$301,081	$109,506	$104,314
Cost of home and land closings	486,194	382,286	341,972	237,366	87,591	76,679

Gross margin	136,229	89,590	88,651	63,715	21,915	27,635
Capitalized interest amortization	9,726	6,723	14,821	7,900	3,633	5,001

Adjusted gross margin	$145,955	$96,313	$103,472	$71,615	$25,548	$32,636

Gross margin %	21.9%	19.0%	20.6%	21.2%	20.0%	26.5%
Adjusted gross margin %	23.4%	20.4%	24.0%	23.8%	23.3%	31.3%

East Segment

The number of average active selling communities in the East region increased 17.2% to 142.2 communities in the six months ended June 30, 2014, as compared to 121.3 in the prior year period, due primarily to the opening of 11 new communities in West Florida, six new communities in North Florida and five new communities in each of Darling Houston and Darling Dallas. Sales pace in the East segment decreased to 2.3 homes per month per community for the six months ended June 30, 2014 from 2.6 homes per month per community in the prior year period. Timing of community openings and our continued efforts to increase sales prices and margin in order to maximize returns in our communities was the main reason for the decrease in sales pace for the six months ended June 30, 2014. The number of net homes sold remained consistent in the six months ended June 30, 2014 compared to the same period in 2013. Due to continued improvement throughout the East segment markets in 2014, we were able to increase the average selling price of net homes sold in the East segment by 13.4% to $413,000, resulting in an increase in sales value of net homes sold of 14.0%. These market improvements, as well as favorable home buyer reception of communities opened subsequent to June 30, 2013, contributed to closing revenue increases. Average home closings sales price in the East segment increased by 11.6% to $405,000, over the 2013 period from a combination of product mix and price appreciation. Overall, the improvement in East segment home closings revenue and sales prices has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. Management in the region continues to market its offerings and look to reduce customer incentives and other promotions while increasing sales prices methodically as market conditions allow.

We experienced increases in home closings gross margin in our West Florida and North Florida divisions in 2014. The recovery and stabilization of the West Florida market has generated sustained consumer demand in the Tampa and Ft. Myers areas, which has allowed us to leverage a low cost basis land supply and home price increases to achieve higher margins. We also experienced increases in home closings gross margin in our Darling Dallas and Darling Houston divisions in 2014, where purchase price accounting adjustments on the assets acquired in the Darling acquisition reduced home closings gross margin for the six months ended June 30, 2013. Home closings gross margin for the six months ended June 30, 2014 for our Houston and Austin divisions decreased slightly in 2014 with the comparable period. To the extent that the housing market recovery in our East segment markets continues, we expect that our margin performance will continue to be favorable.

West Segment

The number of average active selling communities in the West region increased 60.3% to 52.9 communities in the six months ended June 30, 2014 compared to the 2013 period, due to 11 community openings in our Phoenix division and six openings in our Northern California division. Net sales orders increased both in units and in sales value in 2014 compared to 2013 due to favorable homebuyer reception of our Northern and Southern California communities. Sales pace in the West segment decreased to 3.5 homes per month per community for the six months ended June 30, 2014 from 5.2 homes per month per community in the 2013 period. The decrease in sales pace is mainly due to the release of pent-up demand in the six months ended June 30, 2013 when, combined with lower interest rates and rising home prices, we saw a surge of buyers re-enter the market in the prior year. We actively manage the availability of product and timing of releases in order to help us achieve our profitability metrics and not sacrifice profitability for volume. We continue to see strong demand in these markets and year-over-year are systematically releasing product into the marketplace to capture and maintain operating margins, as evidenced, in part, by the 32.4% increase in average sales price of our backlog homes.

The home closings gross margin and adjusted home closings gross margin remained relatively consistent in 2014 compared to 2013 which was primarily due to our ability to control our construction costs while increasing our average selling price of homes closed by 34.8%, to $510,000 in the six months ended June 30, 2014. The Northern and Southern California divisions experienced the highest percentage of price increases during the 2014 period and also were able to contain construction costs as the volume of construction within our communities in those markets allowed us to effectively manage cost pressures on construction materials and labor.

Canada Segment

The number of average active selling communities in the six month period ended June 30, 2014, including unconsolidated joint ventures, decreased by 3.8 communities from the prior year period due to the closing of one wholly owned and two joint venture high-rise buildings during the latter half of 2013. The average sales orders per community per month, excluding unconsolidated joint ventures, were 4.2 and 3.5 for the six months ended June 30, 2014 and 2013, respectively. The Canada segment, excluding unconsolidated joint ventures, experienced a decrease of three units in net new homes sold and a slightly increased aggregate sales value in the six months ended June 30, 2014 when compared to the same period last year, which is due to the mix of product availability during 2014. The closeout of towers during 2013 caused the product mix of our unconsolidated joint ventures to shift to our low-rise product, accounting for the 79 unit decrease in units closed during the six months ended June 30, 2014 as compared to the prior year period. The timing of tower closeouts is also the reason for the 33.3% increase in average selling price of homes closed as we closed on units in the high end of our low-rise product inventory during 2014. Income from joint venture closings is included as a component of equity in income of unconsolidated entities and not included in home closings revenue.

The decrease in Canada home closings gross margin was due to a larger proportion of sales of higher margin single-family detached and attached homes in the six months ended June 30, 2013 as compared to the current period. As previously expected, moderating economic growth in Ontario relative to the recent past, ongoing global uncertainty and increasing units in construction has tempered growth in the Ontario housing market and has brought our margins back in line with historical levels.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF and title services in our Florida markets, is highly dependent on our sales and closings volumes.

	Six Months Ended June 30,
(In thousands)	2014	2013
Mortgage operations revenue	$14,437	$13,105
Mortgage operations expenses	8,584	7,559

Mortgage operations gross margin	$5,853	$5,546
Adjusted mortgage operations gross margin	$5,853	$5,546

Mortgage operations margin %	40.5%	42.3%
Adjusted mortgage operations margin %	40.5%	42.3%

Our Mortgage Operations segment’s revenue increased from $13.1 million in the six months ended June 30, 2013 to $14.4 million in the six months ended June 30, 2014, due primarily to increased closings volume and average loan amounts. The decrease in gross margin was due primarily to increases in mortgage underwriting costs driven by increased staffing for compliance initiatives. Our capture rate at 73% was down from the prior year comparable period as we transitioned our Darling operations from a legacy provider to TMHF and the availability of lending opportunities increased in the United States.

Sales, Commissions and Other Marketing Costs

For the six months ended June 30, 2014 and 2013, sales commissions, and other marketing costs such as advertising and sales office expenses were $77.1 million and $60.2 million, respectively, reflecting a 10.4% increase in homes closed (excluding joint ventures) as well as an increase in average selling price. As a percentage of home closings revenue, sales, commissions and other marketing costs was 6.7% and 7.0% for the six months ended June 30, 2014 and 2013, respectively. Our U.S. segments tend to have higher per-unit commissions, so our mix of commissions paid moved in tandem with our U.S. operations, where we closed 14.0% more homes in the six months ended June 30, 2014 as compared to the same period in 2013. A decrease in the number and proportion of high-rise home closings in Canada, timing of marketing spend related to new community openings and leverage on existing community expenses has allowed us to improve cost leverage year over year.

General and Administrative Expenses

For the six months ended June 30, 2014, general and administrative expenses were $44.7 million as compared to $46.2 million in the same period in 2013, which represents a 3.3% decrease. General and administrative expenses decreased to 3.8% as a percentage of total revenue in the six months ended June 30, 2014, compared to 5.2% in the same period in 2013. Our growth in home closing revenues during the period reduced our general and administrative percentage as we were able to utilize our scalable platform, providing leverage on increased revenue with existing infrastructure. In addition, compensation related to bonus was higher in the six months ended June 30, 2013 due to the over performance through the first half of 2013.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $10.7 million for the six months ended June 30, 2014 compared to $11.6 million for the six months ended June 30, 2013. The change is primarily due to timing of closings in our high-rise business. During the current period, our proportionate share of joint venture high-rise closings was 79 units lower than the prior period due to the closeout timing of these towers.

Interest (Income) Expense, net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Interest income is from cash balance deposits. Interest (income) expense, net for the six months ended June 30, 2014 and 2013, was $0.4 million and $0.2 million of expense, respectively. With increased overall debt levels subsequent to the issuance of the 2024 Senior Notes, we recorded higher net interest expense in the six months ended June 30, 2014 compared to June 30, 2013.

Loss on Extinguishment on Debt

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

We did not incur any losses on extinguishment of debt for the six months ended June 30, 2014.

Other Expense, net

Other expense, net for the six months ended June 30, 2014 and 2013 was $7.3 million and $1.3 million of expense, respectively. Other expense is related to mothball community expense, pre-acquisition costs on un-pursued land projects and captive insurance claims costs.

Indemnification Expense and Transaction Expenses

The Predecessor Parent Company indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the Acquisition. An indemnification receivable of $129.7 million was recorded at the time of the Acquisition. The indemnification receivable also includes a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the three months ended June 30, 2013, $79.6 million of the indemnification receivable was written off and recorded as indemnification expense due to successful effective settlement of a tax position that was indemnified by the Predecessor Parent Company. The uncertain tax position of $79.6 million was reversed simultaneously in our tax provision.

In the 2013 period, we also incurred $29.8 million of expense related to the termination of the management services agreement between us and the Principal Equityholders as part of the Reorganization Transactions. Additionally, we incurred $80.2 million of non-cash stock compensation expense for the modification of the TMM Holdings Class J Units which were exchanged from the Company to entities controlled by the Principal Equityholders. The charge was related to the termination of the services agreement which was a modification of the award.

No similar charges were recorded in the six months ended June 30, 2014.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2014 and 2013 was based on the statutory tax rates in the United States and Canada, affected by state income taxes, the recognition of previously unrecognized tax benefits, changes in deferred tax assets, changes in valuation allowances, preferential treatment of deductions relating to homebuilding activities, the establishment of uncertain tax positions and interest relating to uncertain tax positions. For the six months ending June 30, 2014 we recorded a tax expense of $37.2 million and for the six months ending June 30, 2013 we recorded a benefit of $54.0 million. The tax expense for six months ended June 30, 2014 represented an effective tax rate of 27.8%. The effective rate in the current period was impacted by certain discrete items related to the valuation of deferred tax assets, tax ramifications of our organizational structure and the impact of tax credits. Our statutory tax rate for the six months ending June 30, 2014 was 36.4% before these discrete items.

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

Overview of Capital Resources and Liquidity

Liquidity

We finance our operations from operating cash flows, borrowings under our Restated Revolving Credit Facility, which is discussed in more detail below, and our existing Canadian credit facilities or the debt and equity capital markets. We obtain performance, payment and completion surety bonds, and letters of credit to finance our projects. We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from the cash generated from operations and borrowings under our Restated Revolving Credit Facility and our existing Canadian credit facilities.

Our principal uses of capital in the three and six months ended June 30, 2014 and 2013 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

We have a defined strategy for cash management, particularly as related to cash outlays for land and inventory development. We used $350.9 million of cash in operating activities for the six months ended June 30, 2014 and $294.5 million in the same period in 2013. Our principal cash uses in 2014 were real estate inventory acquisitions, construction and taxes. We generated the cash used in 2014 through our operating activities, borrowings under our revolving facilities and the issuance of the 2024 Senior Notes.

Our need for letters of credit has been primarily fulfilled through The Toronto-Dominion Bank (“TD Facility”), the Restated Revolving Credit Facility and HSBC Bank Canada (the “HSBC Facility”), which are discussed in more detail below. We believe that our solid balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions.

As of June 30, 2014, under our $400 million Restated Revolving Credit Facility, we had $325.1 million of additional availability for borrowings and $165.1 million of additional availability for letters of credit (giving effect to a sub-limit for letters of credit of $200.0 million and $34.9 million of letters of credit outstanding as of such date). Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets as they are available.

Capital Resources

Cash and Cash Equivalents

As of June 30, 2014, we had available cash and cash equivalents of $300.8 million. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000 in the United States by the Federal Deposit Insurance Corporation and up to CAD $100,000 in Canada by the Canadian Deposit Insurance Company.

The amount of cash and cash equivalents held by foreign subsidiaries as of June 30, 2014 was $163.4 million. While all of such cash and cash equivalents are readily convertible into U.S. dollars, we would be required to accrue and pay taxes to repatriate those funds to the United States. Historically we have not generally repatriated such funds, since we generally have used such funds in our Canadian business. However, we may in the future repatriate such funds to the United States which may be subject to withholding taxes.

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

On August 21, 2012, the Bond Co-Issuers issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes, the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The

Bond Co-Issuers received $132.5 million including prepaid interest, net of debt issuance costs of $3.1 million. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes. The 2020 Senior Notes are unsecured and not subject to registration rights.

On April 12, 2013, TMHC used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). TMM Holdings used these proceeds to repay a portion of the 2020 Senior Notes.

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Parent Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”), each of which is directly or indirectly 100.0% owned by TMM Holdings. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantors or condensed consolidating financial information because the 2020 Senior Notes are not registered and are not subject to registration rights. The 2020 Senior Notes and the guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2020 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

2021 Senior Notes

On April 16, 2013, the Bond Co-Issuers issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were $541.7 million net of approximately $8.3 million of debt issuance costs, and were used by the Bond Co-Issuers to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

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

The 2024 Senior Notes will mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 and 2021 Senior Notes. The indenture governing the 2024 Senior Notes contains covenants that limit the ability of the Bond Co-Issuers and the Guarantors to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Restated Revolving Credit Facility

On January 15, 2014, TMC and various other subsidiaries of TMHC (collectively, the “Borrowers”), entered into Amendment No. 1 to the senior revolving credit facility entered into with a syndicate of third party banks and financial institutions in July 2011 and amended and restated as of April 13, 2012 and further amended and restated as of April 12, 2013 (the “Restated Revolving Credit Facility”). This Amendment No. 1 released Monarch from all of its obligations under the Restated Revolving Credit Facility. As a result, the only borrower under the Restated Revolving Credit Facility is TMC. The Restated Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2020 Senior Notes.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that TMC may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at June 30, 2014 was 0.47 to 1.00. The minimum consolidated tangible net worth requirement was $1.3 billion at June 30, 2014. At June 30, 2014, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.6 billion.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2014 and December 31, 2013, the Company was in compliance with its financial covenants.

There were $40.0 million in outstanding borrowings under the Restated Revolving Credit Facility at June 30, 2014 and there were no outstanding borrowings at December 31, 2013. As of June 30, 2014, the Borrowers had $325.1 million of availability for borrowings including $165.1 million of availability for letters of credit (giving effect to a sub-limit for letters of credit of $200.0 million and $34.9 million of letters of credit outstanding as of such date).

Mortgage Company Loan Facilities

Borrowings under our two TMHF warehouse facilities are accounted for as a secured borrowing under ASC Topic 860, Transfers and Servicing. The mortgage borrowings outstanding as of June 30, 2014 and December 31, 2013, are collateralized by $77.0 million and $95.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables. The six months ended June 30, 2013 also included restricted short-term investments in certificate of deposits known as CDARS of $2.0 million, which are included in restricted cash in the accompanying Condensed and Consolidated Balance Sheets. Total capacity under the TMHF warehouse facilities available to TMHC at June 30, 2014 is $90.0 million.

Loans, Letters of Credit, Surety Bonds and Financial Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Restated Revolving Credit Facility to various land sellers and municipalities in the amount of $34.9 million outstanding as of June 30, 2014.

Through our subsidiaries, we are committed, under various loans, letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of our operations in Canada. Loans, outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $206.1 million as of June 30, 2014 and $212.2 million as of December 31, 2013. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to the TD Facility, which provides borrowings, including letters of credit, of up to CAD $100.0 million or its U.S. dollar equivalent in support of Monarch projects. Under the terms of the TD Facility, the first CAD $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There was a total of CAD $63.3 million and CAD $65.2 million of letters of credit outstanding under the TD Facilities as of June 30, 2014 and December 31, 2013, respectively. Monarch also guarantees the credit facilities that certain joint ventures are party to with the Toronto-Dominion Bank with availability of $28.8 million and $34.6 million at June 30, 2014 and December 31, 2013, respectively, which is in addition to the TD facility noted above. There was a total of $27.4 million and $33.3 million of letters of credit outstanding under joint venture credit facilities as of June 30, 2014 and December 31, 2013, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada. The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of June 30, 2014 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There was CAD $13.3 million and CAD $18.0 million letters of credit outstanding under the HSBC Facility as of June 30, 2014 and December 31, 2013, respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that are scheduled to expire on June 30 of each year. The HSBC Facility has been renewed and extended to June 30, 2015. The Company is currently negotiating the terms of the renewal of the TD Facility, on substantially the same terms and conditions, and the existing TD Facility has been extended on an interim basis, pending the final renewal of the TD Facility. The annual renewal process has been proceeding in a manner similar to that in previous years. If the Company fails to renew the TD Facility, it will be required to find other sources of letters of credit to support its operations (such as cash collateral or letters of credit issued under the Restated Revolving Credit Facility).

Loans Payable and Other Borrowings

Loans payable and other borrowings as of June 30, 2014 consist of project-level debt due to various land sellers and municipalities, and are generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $183.3 million of the loans as of June 30, 2014 was 5.5% per annum, and $98.8 million of the loans were non-interest bearing.

Operating Cash Flow Activities

Our net cash used in operating activities amounted to $350.9 million for the six months ended June 30, 2014 compared to $294.5 million used in operating activities for the six months ended June 30, 2013. The primary cause of our increase in cash used in operating activities was our increased purchases of land inventory, which accounted for $28.0 million of the increase. These purchases were primarily funded with our cash flows from operations and the issuance of the 2024 Senior Notes. Prepaid expense decreased during the 2014 period as amounts recognized for model homes and insurance renewals decreased during the period as closings increased and insurance policies conditioned on number of closings forecasted were entered into. Accrued other liabilities were reduced by payouts that were greater than in the prior year period as well as the recognition of deferred revenue related to closings of homes on property purchased from joint venture land development operations. Income taxes payable increased based on net income recorded in the quarter.

Investing Cash Flow Activities

Net cash used in investing activities was $49.9 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash used in 2014 was primarily the result of an increase in investments in unconsolidated entities as we continue to fund joint venture operations, specifically our Marblehead joint venture. This increase was partially offset by a decrease in restricted cash which secures lines of credit in our Canadian operations.

Financing Cash Flow Activities

Net cash provided by financing activities totaled $311.8 million for the six months ended June 30, 2014 compared to $430.7 million for the six months ended June 30, 2013. Net cash provided by financing activities in 2014 was primarily attributable to our issuance of $350.0 million of 2024 Senior Notes in March 2014 and borrowings under our Restated Revolving Credit Facility. These proceeds were partially offset by repayments on our line of credit borrowings.

Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our loans, letters of credit, surety bonds and financial guarantees of joint ventures as of the dates indicated:

(In thousands)	As of June 30, 2014	As of December 31, 2013
Letters of credit
U.S.	$34,893	$26,457
Canada	71,809	77,871

Total outstanding letters of credit	$106,702	$104,328

Surety bonds
U.S.	$205,597	$130,459
Canada	13,798	58,248

Total outstanding surety bonds	$219,395	$188,707

Financial guarantees of joint ventures, proportionate share
Letters of credit	$12,259	$15,115
Borrowings	45,508	25,169

Total outstanding financial guarantees of joint ventures	$57,767	$40,284

Total outstanding letters of credit, surety bonds and financial guarantees of joint ventures	$383,864	$333,319

We do not engage in commodity trading or other similar activities. We had no material derivative financial instruments at June 30, 2014 or December 31, 2013.

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities

We participate in a number of strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners.

As of June 30, 2014, we had equity investments in 35 unconsolidated land development and homebuilding joint ventures, compared to 34 at December 31, 2013. Not all of these joint ventures are actively engaged in homebuilding operations and some may be maintained, despite no longer being operational.

Investment in unconsolidated land development and homebuilding joint ventures

(In thousands)	As of June 30, 2014	As of December 31, 2013
East	$25,752	$20,191
West	46,768	—
Canada	113,741	118,115
Other	1,244	1,244

Total	$187,505	$139,550

These joint ventures often obtain acquisition, development and construction financing, designed to reduce our equity investment and improve our overall returns. This joint venture specific indebtedness is typically secured by all assets of the entity raising the debt. As of June 30, 2014, our unconsolidated joint ventures’ borrowings were $150.5 million compared to $139.4 million at December 31, 2013. Our proportional share of letters of credit issued and indebtedness was $12.3 million and $45.5 million at June 30, 2014 and $15.1 million and $25.2 million, respectively, at December 31, 2013.

As added support to the third party lenders of these unconsolidated joint ventures related to our Canadian business, secured guarantees are typically provided by Monarch, typically in proportion to Monarch’s equity ownership in the joint ventures. As of June 30, 2014, our maximum recourse exposure related to outstanding indebtedness and letters of credit issued by our unconsolidated land development and homebuilding joint ventures totaled $120.3 million, an increase from $91.1 million as of December 31, 2013. We also provide completion and performance guarantees for projects undertaken by our unconsolidated joint ventures.

The summarized balance sheets below of our unconsolidated land development and homebuilding joint ventures with recourse to us were as follows:

(In thousands)	As of June 30, 2014	As of December 31, 2013
Assets	$833,828	$573,351
Liabilities	325,658	313,726
Equity	508,170	259,625

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2014, 95% of our debt was fixed rate and 5% was variable rate. None of our market sensitive instruments were entered into for trading purposes. We did not utilize swaps, forward or option contracts on interest rates or other types of derivative financial instruments to manage our risk as of and for the six months ended June 30, 2014. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Restated Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of June 30, 2014, we had $40 million in outstanding borrowings under our $400.0 million Restated Revolving Credit Facility. We had $325.1 million of additional availability for borrowings and $165.1 million of additional availability for letters of credit (giving effect to $34.9 million of letters of credit outstanding as of such date). Our fixed rate debt is subject to a requirement that we offer to purchase the senior notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing the senior notes). We are also required to offer to purchase all of the outstanding senior notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2014. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$127.6	$48.4	$35.2	$15.7	$43.7	1,400.7	1,671.3	1,722.4
Average interest rate(1)	3.6%	3.6%	3.6%	3.6%	3.6%	6.2%	5.8%	—
Variable rate debt(2)	$89.3	$—	$—	$—	$—	$—	$89.3	$89.3
Average interest rate	3.4%	—	—	—	—	—	3.4%	—

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at June 30, 2014, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.9 million per year.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the six months ended June 30, 2014 and 2013, 9.3% and 11.7%, respectively, of our consolidated revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the United States and Canadian dollars. We did not utilize swaps, forward or option contracts on currency exchange rates or other types of derivative financial instruments to manage our risk for the six months ended June 30, 2014. Based upon the level of our Canadian operations during the six months ended June 30, 2014, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net income by approximately $2.1 million for the six months ended June 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors set forth in Part 1, Item 1A. of our 2013 Annual Report on Form 10-K. These Risk Factors may materially affect our business, financial condition or results of operations. You should carefully consider the Risk Factors set forth in our 2013 Annual Report on Form 10-K and the other information set forth elsewhere in this quarterly report. You should be aware that these Risk Factors and other information may not describe every risk facing our Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS†	XBRL Instance Document.

Exhibit No.	Description

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE: August 5, 2014
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