Form 10-Q
period 2014-09-30
Taylor Morrison Home Corp
filed 2014-11-05
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

N/A

(Former name, former address and former fiscal year—if changed since last report)

Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2014
Class A common stock, $0.00001 par value	33,059,687
Class B common stock, $0.00001 par value	89,228,269

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$281,528	$389,181
Restricted cash	12,871	24,814
Real estate inventory:
Owned inventory	2,831,874	2,243,744
Real estate not owned under option agreements	11,408	18,595

Total real estate inventory	2,843,282	2,262,339
Land deposits	48,816	43,739
Loans receivable	42,125	33,395
Mortgages receivable	72,919	95,718
Tax indemnification receivable	5,383	5,216
Prepaid expenses and other assets, net	112,338	98,870
Other receivables, net	107,429	56,213
Investments in unconsolidated entities	216,777	139,550
Deferred tax assets, net	247,637	244,920
Property and equipment, net	7,871	7,515
Intangible assets, net	10,789	13,713
Goodwill	23,375	23,375

Total assets	$4,033,140	$3,438,558

Liabilities
Accounts payable	$142,910	$121,865
Accrued expenses and other liabilities	234,419	214,500
Income taxes payable	19,857	47,540
Customer deposits	112,208	94,670
Senior notes	1,389,004	1,039,497
Loans payable and other borrowings	233,507	282,098
Revolving credit facility	150,000	—
Mortgage borrowings	48,573	74,892
Liabilities attributable to consolidated option agreements	11,408	18,595

Total liabilities	2,341,886	1,893,657
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,059,687 and 32,857,800 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,228,269 and 89,451,164 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	373,953	372,789
Retained earnings	87,073	43,479
Accumulated other comprehensive loss	(5,912)	(452)

Total stockholders’ equity attributable to Taylor Morrison Home Corporation	455,115	415,817
Non-controlling interests – joint ventures	6,882	7,236
Non-controlling interests – Principal Equityholders	1,229,257	1,121,848

Total stockholders’ equity	1,691,254	1,544,901

Total liabilities and stockholders’ equity	$4,033,140	$3,438,558

See accompanying notes to the unaudited condensed consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Home closings revenue	$745,578	$622,126	$1,890,057	$1,484,928
Land closings revenue	5,027	4,524	23,100	18,994
Mortgage operations revenue	8,433	7,791	22,870	20,896

Total revenues	759,038	634,441	1,936,027	1,524,818
Cost of home closings	596,606	489,713	1,498,906	1,172,748
Cost of land closings.	3,985	6,120	17,442	19,417
Mortgage operations expenses	5,057	4,385	13,641	11,945

Total cost of revenues	605,648	500,218	1,529,989	1,204,110
Gross margin	153,390	134,223	406,038	320,708
Sales, commissions and other marketing costs	47,186	37,029	124,303	97,238
General and administrative expenses	21,572	21,944	66,274	68,193
Equity in income of unconsolidated entities	(11,756)	(9,425)	(22,497)	(21,049)
Interest expense (income), net	322	(1,332)	747	(1,119)
Other expense, net	3,025	1,304	10,296	2,588
Loss on extinguishment of debt	—	—	—	10,141
Indemnification and transaction expense (income)	21	396	(142)	188,320

Income (loss) before income taxes	93,020	84,307	227,057	(23,604)
Income tax provision (benefit)	26,845	31,675	64,087	(22,287)

Net income (loss)	66,175	52,632	162,970	(1,317)
Net (income) loss attributable to non-controlling interests— joint ventures	(47)	471	(386)	286

Net income (loss) before non-controlling interests — Principal Equityholders	66,128	53,103	162,584	(1,031)
Net (income) loss attributable to non-controlling interests — Principal Equityholders	(48,282)	(38,840)	(118,990)	20,621

Net income available to Taylor Morrison Home Corporation	$17,846	$14,263	$43,594	$19,590

Earnings per common share:
Basic	$0.54	$0.43	$1.33	$0.60
Diluted	$0.54	$0.43	$1.33	$0.60
Weighted average number of shares of common stock:
Basic	32,956	32,858	32,896	32,832
Diluted	122,338	122,317	122,345	122,317

See accompanying notes to the unaudited condensed consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$66,175	$52,632	$162,970	$(1,317)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(19,656)	5,147	(19,238)	(9)
Post-retirement benefits adjustments, net of tax	814	263	(966)	155

Other comprehensive (loss) income, net of tax	(18,842)	5,410	(20,204)	146
Comprehensive income (loss)	47,333	58,042	142,766	(1,171)
Comprehensive (income) loss attributable to non-controlling interests — joint ventures	(47)	471	(386)	286
Comprehensive (income) loss attributable to non-controlling interests — Principal Equityholders	(34,534)	(42,795)	(104,246)	22,785

Comprehensive income available to Taylor Morrison Home Corporation	$12,752	$15,718	$38,134	$21,900

See accompanying notes to unaudited condensed consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

	Common Stock
					Additional	Stockholders’ equity
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2012	—	$—	—	$—	$—	$1,231,050	$—	$(34,365)	$7,890	$—	$1,204,575
Establish non-controlling interest on April 12, 2013	—	—	—	—	—	(1,231,050)	—	34,365	—	1,196,685	—
Issuance of Class A Common Stock, net of offering costs	32,857,800	—	—	—	668,598	—	—	—	—	—	668,598
Issuance of Class B Common
Stock, net of offering costs	—	—	112,784,964	1	—	—	—	—	—	—	1
Repurchase of New TMM Units and corresponding number of Class B Common Stock	—	—	(23,333,800)							(482,543)	(482,543)
Net income (loss)	—	—	—	—	—	—	19,590	—	(286)	(20,621)	(1,317)
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,311	—	(2,165)	146
Dividends	—	—	—	—	—	—	(1,135)	—	—		(1,135)
Share based compensation	—	—	—	—	5,428	—	—	—	—	80,684	86,112
Non-controlling interest of acquired entity	—	—	—	—	—	—	—	—	15,907	(16,013)	(106)
Distributions to non-controlling interests—joint ventures	—	—	—	—	—	—	—	—	(254)	—	(254)

Balance – September 30, 2013	32,857,800	—	89,451,164	1	674,026	—	18,455	2,311	23,257	756,027	1,474,077

Balance – December 31, 2013	32,857,800	—	89,451,164	$1	$372,789	$—	$43,479	$(452)	$7,236	$1,121,848	$1,544,901
Net income	—	—	—	—	—	—	43,594	—	386	118,990	162,970
Other comprehensive loss	—	—	—	—	—	—	—	(5,460)	—	(14,744)	(20,204)
Exchange of New TMM Units and corresponding number of Class B Common Stock	195,171	—	(195,171)	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(27,724)	—	—	—	—	—	—	—	—
Issuance of restricted stock units	6,716	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests—joint ventures	—	—	—	—	—	—	—	—	(740)	—	(740)
Share based compensation	—	—	—	—	1,164	—	—	—	—	3,163	4,327

Balance – September 30, 2014	33,059,687	—	89,228,269	$1	$373,953	$—	$87,073	$(5,912)	$6,882	$1,229,257	$1,691,254

See accompanying notes to unaudited condensed consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$162,970	$(1,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of unconsolidated entities	(22,497)	(21,049)
Stock compensation expense	4,327	86,112
Distributions of earnings from unconsolidated entities	21,675	6,959
Depreciation and amortization	3,958	2,545
Loss on extinguishment of debt	—	10,141
Deferred income taxes	(3,771)	3,793
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(521,840)	(523,256)
Receivables, prepaid expenses and other assets	(48,591)	7,576
Customer deposits	18,697	30,902
Accounts payable, accrued expenses and other liabilities	41,379	29,773
Income taxes payable	(27,316)	29,408

Net cash used in operating activities	(371,009)	(338,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,746)	(2,207)
Distribution from unconsolidated entities	1,753	3,309
Decrease (increase) in restricted cash	11,261	(5,564)
Investments of capital into unconsolidated entities	(81,494)	(1,709)

Net cash used in investing activities	(71,226)	(6,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of Class A Common Stock	—	668,598
Purchase of New TMM Units and corresponding number of shares of Class B Common Stock	—	(482,543)
Borrowings on line of credit related to mortgage borrowings	348,491	509,831
Repayments on line of credit related to mortgage borrowings	(374,810)	(558,374)
Proceeds from loans payable and other borrowings	32,520	33,683
Repayments of loans payable and other borrowings	(157,366)	(57,384)
Borrowings on revolving credit facility	203,000	907,000
Payments on revolving credit facility	(53,000)	(957,000)
Proceeds from the issuance of senior notes	350,000	550,000
Repayments on senior notes	—	(189,608)
Payment of deferred financing costs	(6,255)	(15,097)
Distributions to non-controlling interests – joint ventures	(740)	(255)
Intercompany borrowings	—	(1,438)

Net cash provided by financing activities	341,840	407,413

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,258)	(8,016)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(107,653)	$54,813
CASH AND CASH EQUIVALENTS — Beginning of period	389,181	300,602

CASH AND CASH EQUIVALENTS — End of period	$281,528	$355,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(94,162)	$(17,765)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in loans payable issued to sellers in connection with land purchase contracts.	$(80,864)	$(142,960)

Decrease (increase) in income taxes payable and related tax indemnification receivable from seller	$167	$78,166

See accompanying notes to unaudited condensed consolidated financial statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (“TMHC” or the “Company”) has its principal business in residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Texas, and eastern Canada. Taylor Morrison’s product lines feature entry-level, move-up, and luxury homes. The Company operates under our Taylor Morrison and Darling Homes brands in the United States and under our Monarch brand in Canada. Monarch, which was founded in 1918, began homebuilding operations in 1936 and is one of the oldest names in Canadian homebuilding. Our business is organized into 12 homebuilding operating divisions, and a mortgage division, which are combined into four reportable segments: East, West, Canada, and Mortgage. The communities in our East and West segment offer single family attached and/or detached homes. Our Canada segment consists of our operations within the province of Ontario, and offers both single-family homes and high-rise units. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers in the United States through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”).

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) through the formation of TMM Holdings II Limited Partnership (“New TMM”). TMM Holdings was formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities”), investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”). On July 13, 2011, TMM Holdings, through various wholly owned acquisition subsidiaries, acquired all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (“Taylor Woodrow”), which is now known as Taylor Morrison Communities, Inc., (“Taylor Morrison” or “TMC”) and Monarch Corporation (“Monarch”), collectively the “Predecessor,” from Taylor Wimpey plc (“Predecessor Parent Company”) through a combination of equity and debt (the “Acquisition”). In conjunction with the Acquisition, a series of holding companies and partnerships were established to hold TMM Holdings’ investments in the acquired businesses, of which the assets and liabilities were recorded at fair value. Unless the context requires otherwise, references in these financial statements to “we,” “us,” and “our” are to the Company and its consolidated subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated and Combined Financial Statements and accompanying notes included in our 2013 Annual Report on Form 10-K. In the Reorganization Transactions, TMHC became the sole owner of the general partner of New TMM. As the general partner of New TMM, we exercise exclusive and complete control over New TMM. Consequently, for periods subsequent to April 9, 2013, we consolidate New TMM and record a non-controlling interest in our Condensed Consolidated Balance Sheets for the economic interests in New TMM that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors. The Condensed Consolidated Financial Statements for these periods include the accounts of TMHC, TMM Holdings, New TMM, TMC, Monarch, Darling and our consolidated subsidiaries, partnerships and other entities for which we have a controlling financial interest, and of consolidated variable interest entities. Intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Equity.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Investments in Consolidated and Unconsolidated Entities

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. These joint ventures are recorded in investments in unconsolidated entities on the Condensed Consolidated Balance Sheets. See also Note 6 – Investments in Unconsolidated Entities for financial statement information related to unconsolidated entities.

Consolidated Joint Ventures — We are also involved in several joint ventures with independent third parties for land development and homebuilding activities. If a joint venture is determined to be a variable interest entity (“VIE”) and we are deemed to be the primary beneficiary, we consolidate the joint venture. For these entities, their financial statements are consolidated in the accompanying Condensed Consolidated Financial Statements and the other partners’ equity are recorded as non-controlling interests – joint ventures.

Consolidated Option Agreements — In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a VIE may be created because we may be deemed to have provided subordinated financial support and we will potentially absorb some or all of an entity’s expected losses if they occur. For further information, see Note 5 – Real Estate Inventory and Revenue Recognition – Land Deposits.

Non-controlling Interests – Principal Equityholders – Immediately prior to our IPO, the existing holders of TMM Holdings’ limited partnership interests exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”) as part of the Reorganization Transactions. For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B common stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into one share of our Class A Common Stock in accordance with our Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units.

The composition of our outstanding common stock as of September 30, 2014 was as follows:

Class A Common Stock	Class B Common Stock	Total
33,059,687	89,228,269	122,287,956
27.0%	73.0%	100%

Recently Issued Accounting Pronouncements — In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2017. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (“ASU 2014-11”), which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective beginning January 1, 2015. We do not anticipate that the adoption of ASU 2014-11 will have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective beginning January 1, 2017 and, at that time we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

3. OPERATING AND REPORTING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting, we have 12 homebuilding operating divisions which we aggregate into three reportable homebuilding segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our operating segments into a reporting segment based on similar long-term economic characteristics. We have no inter-segment sales as all home sales are to external customers. To the extent we have inter-segment land sales, the profit is deferred until the land is sold to a third party. In addition, we include Mortgage Operations as a separate segment. Our reporting segments are as follows:

East (Domestic)	Houston (which includes a Taylor Morrison division and a Darling Homes division), Austin, Dallas, North Florida and West Florida
West (Domestic)	Phoenix, Northern California, Southern California and Denver
Canada (Foreign)	Kitchener-Waterloo, Ottawa and Toronto
Mortgage Operations (Domestic)	Mortgage and Financial Services

Management evaluates segment performance based on segment adjusted gross margin, which is comprised of GAAP gross margin, less interest amortized to cost of home closings (“adjusted gross margin”). We define segment gross margin as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by or allocated to each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity.

Our segment information is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Revenue:
East	$346,065	45.6	$279,747	44.1	$968,488	50.0	$751,623	49.3
West	274,698	36.2	203,480	32.1	705,321	36.4	504,562	33.1
Canada	129,842	17.1	143,423	22.6	239,348	12.4	247,737	16.2
Mortgage Operations	8,433	1.1	7,791	1.2	22,870	1.2	20,896	1.4

Total revenues	759,038		634,441		1,936,027		1,524,818
Gross margin:
East	76,975	22.2	56,828	20.3	213,204	22.0	146,418	19.5
West	51,601	18.8	44,570	21.9	140,252	19.9	108,285	21.5
Canada	21,438	16.5	29,419	20.5	43,353	18.1	57,053	23.0
Mortgage Operations	3,376	40.0	3,406	43.7	9,229	40.4	8,952	42.8

Total gross margin	153,390	20.2	134,223	21.2	406,038	21.0	320,708	21.0
Sales, commissions and other marketing costs(1)	(47,186)		(37,029)		(124,303)		(97,238)
General and administrative expenses(1)	(21,572)		(21,944)		(66,274)		(68,193)
Equity in income of unconsolidated entities	11,756		9,425		22,497		21,049
Indemnification and transaction (expense) income	(21)		(396)		142		(188,320)
Loss on extinguishment of debt	—		—		—		(10,141)
Interest and other (expense) income, net	(3,347)		28		(11,043)		(1,469)

Income (loss) before income taxes	$93,020	12.3	$84,307	13.3	$227,057	11.7	$(23,604)	(1.5)

(1)	Represents sales, commissions and other marketing costs, and general and administrative expenses, including segment G&A.

Gross Margin by Segment:	Three Months Ended September 30, 2014
	East	West	Canada	Mortgage Operations	Total
Gross margin	$76,975	$51,601	$21,438	$3,376	$153,390
Add back interest amortized to cost of revenue	6,152	9,078	7,082	—	22,312

Adjusted gross margin	$83,127	$60,679	$28,520	$3,376	$175,702

Adjusted gross margin %	24.0%	22.1%	22.0%	40.0%	23.1%

	Three Months Ended September 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$56,828	$44,570	$29,419	$3,406	$134,223
Add back interest amortized to cost of revenue	4,891	5,332	6,121	—	16,344

Adjusted gross margin	$61,719	$49,902	$35,540	$3,406	$150,567

Adjusted gross margin %	22.1%	24.5%	24.8%	43.7%	23.7%

	Nine Months Ended September 30, 2014
	East	West	Canada	Mortgage Operations	Total
Gross margin	$213,204	$140,252	$43,353	$9,229	$406,038
Add back interest amortized to cost of revenue	15,878	23,899	10,715	—	50,492

Adjusted gross margin	$229,082	$164,151	$54,068	$9,229	$456,530

Adjusted gross margin %	23.7%	23.3%	22.6%	40.4%	23.6%

	Nine Months Ended September 30, 2013
	East	West	Canada	Mortgage Operations	Total
Gross margin	$146,418	$108,285	$57,053	$8,952	$320,708
Add back interest amortized to cost of revenue	11,614	13,232	11,123	—	35,969

Adjusted gross margin	$158,032	$121,517	$68,176	$8,952	$356,677

Adjusted gross margin %	21.0%	24.1%	27.5%	42.8%	23.4%

Inventory by Segment:	September 30, 2014
	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,316,415	$1,352,522	$223,161	$—	$—	$2,892,098
Investments in unconsolidated entities	51,747	33,960	129,826	1,244	—	216,777
Other assets	142,694	47,169	263,749	83,840	386,813	924,265

Total assets	$1,510,856	$1,433,651	$616,736	$85,084	$386,813	$4,033,140

	December 31, 2013
	East	West	Canada	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,048,091	$1,002,500	$255,487	$—	$—	$2,306,078
Investments in unconsolidated entities	20,191	—	118,115	1,244	—	139,550
Other assets	103,107	27,842	289,527	110,004	462,450	992,930

Total assets	$1,171,389	$1,030,342	$663,129	$111,248	$462,450	$3,438,558

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income available to TMHC – basic	$17,846	$14,263	$43,594	$19,590
Principal Equityholders’ non-controlling interest	48,282	38,840	118,990	53,332	(1)
Loss fully attributable to Class A Common Stock	26	30	270	60

Net income – diluted	$66,154	$53,133	$162,854	$72,982

Denominator:
Weighted average shares – basic (Class A)	32,956	32,858	32,896	32,832
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	89,330	89,451	89,405	89,477
Restricted stock units	52	8	44	7
Stock Options	—	—	—	1

Weighted average shares – diluted	122,338	122,317	122,345	122,317

Earnings per common share:
Basic	$0.54	$0.43	$1.33	$0.60
Diluted	$0.54	$0.43	$1.33	$0.60

(1)	Activity for the nine months ended September 30, 2013 gives effect to the pre-IPO period.

We excluded a total weighted average of 1,294,149 and 1,267,665 stock options and time-vesting restricted stock units (“RSUs”) from the calculation of earnings per share for the three and nine months ended September 30, 2014, respectively, and excluded 1,240,218 and 1,200,283 stock options from the calculation of the earnings per share for the three and nine months ended September 30, 2013, as their inclusion is anti-dilutive.

The shares of Class B Common Stock have voting rights but no economic rights, including no rights to dividends or distribution on liquidation, and therefore, are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. Additionally, the income from Principal Equityholders’ non-controlling interest and the related Class B Common Stock may produce an anti-dilutive effect on diluted earnings per common share.

5. REAL ESTATE INVENTORY AND REVENUE RECOGNITION

Real Estate Inventory — Inventory consists of raw land, land under development, land held for future development, homes under construction, completed homes, and model homes. Inventory is carried at cost, less any impairment, if applicable. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes, overhead, and condominium construction costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community (cost to complete) are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or where development has been discontinued, we do not allocate interest or other costs to the community’s inventory until operations resume.

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we review our real estate inventory for indicators of impairment by community during each reporting period. In conducting the review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. For the three and nine months ended September 30, 2014 and 2013, we recorded no impairments on real estate assets.

In the ordinary course of business, we acquire various specific performance lots through existing lot option agreements. Real estate not owned under these contracts is consolidated into real estate inventory with a corresponding liability in liabilities attributable to consolidated option agreements in the Condensed Consolidated Balance Sheets.

Inventory consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Operating communities	$2,483,013	$1,862,649
Real estate held for development or sale	348,861	381,095

Total owned inventory	2,831,874	2,243,744
Real estate not owned	11,408	18,595

Total real estate inventory	$2,843,282	$2,262,339

The development status of our land inventory is as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Owned Lots (1)	Book Value of Land and Development	Owned Lots (1)	Book Value of Land and Development
Raw	11,755	$486,039	13,982	$425,759
Partially developed	10,589	583,636	10,828	516,492
Finished	9,503	949,691	7,559	732,015
Long-term strategic assets	3,482	25,893	3,729	27,988

Total	35,329	$2,045,259	36,098	$1,702,254

(1)	Includes 1,799 and 2,370 lots which are owned within unconsolidated joint ventures at September 30, 2014 and December 31, 2013, respectively.

Land Deposits — We are subject to the usual obligations associated with entering into contracts, including option contracts, for the purchase, development, and sale of real estate inventory in the routine conduct of our business. We have entered into a number of land purchase option contracts, generally through cash deposits or letters of credit, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse against us, except in Canada where sellers generally have full recourse under statutory regulations. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit. As of September 30, 2014 and December 31, 2013, we had the right to purchase approximately 6,487 and 6,570 lots under land option or other controlling purchase contracts, respectively, which represents an aggregate purchase price of $441.4 million and $500.9 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $48.8 million in land deposits and had posted $18.3 million in letters of credit related to land options and land purchase contracts. As of December 31, 2013, we had $43.7 million in land deposits and had posted $14.9 million in letters of credit related to land options and land purchase contracts. Creditors of these VIE’s, if any, generally have no recourse against us outside of the amounts of letters of credit (see Note 9 – Debt – Loans, Letters of Credit, Surety Bonds and Guarantees).

For the three and nine months ended September 30, 2014 and 2013, no impairment of option deposits or capitalized pre-acquisition costs were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future, particularly in those instances where land sellers or third-party financial entities are unwilling to renegotiate significant contract terms.

Capitalized Interest — We capitalize certain interest costs to real estate inventory during the active development and construction periods. Capitalized interest is amortized to cost of home closings when the related inventory is delivered to the homebuyer. Interest capitalized, incurred, expensed and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest capitalized - beginning of period	$107,054	$76,515	$87,101	$59,643
Interest incurred	27,580	22,034	75,713	59,231
Interest expensed	—	—	—	(700)
Interest amortized to cost of home closings	(22,312)	(16,344)	(50,492)	(35,969)

Interest capitalized - end of period	$112,322	$82,205	$112,322	$82,205

Revenue Recognition

Home Sales — Revenue from home sales are recorded at closing, using the completed contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, there is no significant continuing involvement with the home, and the buyer has demonstrated sufficient initial and continuing investment in the property.

Condominium Sales — Revenue from the sale of condominium units is recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of being unable to require a refund from the Company under applicable laws except for non-delivery of the unit, sufficient units in the project have been sold to ensure that the property will not be converted to a rental property, the sales proceeds are collectible, and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. For our Canadian high-rise condominiums, these conditions are met when a certificate of occupancy has been received, all significant conditions of registration have been performed and the purchaser has the right to occupy the unit.

Land Sales — Revenue from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage Operations — Revenue from loans originated are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold within a short period of time, generally 20 days, on a non-recourse basis as further described in Note 9 – Debt – Mortgage Company Warehouse Facilities. Gains or losses from the sale of mortgages are recognized based on the difference between the selling price and carrying value of the related loans upon sale.

Deposits — Forfeited buyer deposits related to home, condominium, and land sales are recognized as an offset to other expense, net in the accompanying Condensed Consolidated Statements of Operations in the period in which we determine that the buyer will not complete the purchase of the property and the deposit is determined to be non-refundable to the buyer.

Sales Discounts and Incentives — We grant home buyers sales discounts and incentives from time to time, including cash discounts, discounts on options included in the home, option upgrades, and seller-paid financing or closing costs. Discounts are accounted for as a reduction in the sales price of the home and home closings revenue is shown net of these discounts.

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with unrelated third parties, with ownership interests of up to 65.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.

Summarized condensed, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	September 30, 2014		December 31, 2013
Assets:
Real estate inventory	$702,672		$434,411
Other assets	232,340		138,940

Total assets	$935,012		$573,351

Liabilities and owners’ equity:
Debt	$232,341		$139,355
Other liabilities	179,609		174,371

Total liabilities	411,950		$313,726

Owners’ equity:
TMHC	216,777	(1)	139,550
Others	306,285		120,075

Total owners’ equity	523,062		259,625

Total liabilities and owners’ equity	$935,012		$573,351

(1)	Amounts include our previously disclosed investment in Marblehead. For further information see Note 12 – Related-Party Transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$107,293	$77,451	$182,572	$186,483
Costs and expenses	(80,455)	(49,445)	(128,624)	(123,904)

Income of unconsolidated entities	$26,838	$28,006	$53,948	$62,579

Company’s share in income of unconsolidated entities	$11,756	$9,425	$22,497	$21,049

Distributions of earnings from unconsolidated entities	$2,814	$2,998	$21,675	$6,959

We have investments in, and advances to, a number of joint ventures with unrelated parties to develop land and to develop condominium projects, including for-sale residential units and commercial space which are included in loans receivable on the Condensed Consolidated Balance Sheets. Some of these joint ventures develop land for the sole use of the joint venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Real estate development costs to complete	$33,744	$28,491
Compensation and employee benefits	42,525	49,362
Insurance, litigation reserves, and other professional fees	5,349	6,935
Self insurance and warranty reserves	44,865	41,403
Interest payable	34,585	17,024
Merger and restructuring reserves	835	1,326
Property and sales taxes payable	22,722	22,731
Other accruals	49,794	47,228

Total accrued expenses and other liabilities	$234,419	$214,500

Self Insurance and Warranty Reserves – We regularly review the reasonableness and adequacy of our self insurance and warranty reserves and make adjustments to the balance of the pre-existing reserves to reflect changes in trends and historical data as information becomes available. Self insurance and warranty reserves are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. A summary of the changes in our warranty reserves is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reserve - beginning of period	$45,073	$41,469	$41,403	$39,760
Purchase price allocations	—	57	—	180
Additions to reserves	5,385	4,576	17,157	13,963
Costs and claims incurred	(5,377)	(2,113)	(13,464)	(9,522)
Foreign currency adjustment	(216)	146	(231)	(246)

Reserve - end of period	$44,865	$44,135	$44,865	$44,135

8. LOANS PAYABLE AND OTHER BORROWINGS

Loans payable and other borrowings as of September 30, 2014 and December 31, 2013 consist of amounts due to various land sellers and other unrelated business partners. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2014 and December 31, 2013, and generally are secured by real estate. Where required, we impute interest for loans with no stated interest rates.

Principal maturities of loans payable and other borrowings are as follows (in thousands):

	September 30, 2014	December 31, 2013
2014	$40,133	$134,413
2015	64,704	42,698
2016	55,828	34,248
2017	23,087	16,986
2018	35,135	41,513
Thereafter	14,620	12,240

Total loans payable and other borrowings	$233,507	$282,098

9. DEBT

Senior Notes and other borrowings consist of the following (in thousands):

	September 30, 2014	December 31, 2013
5.625% Senior Notes due 2024, with $5.1 million of unamortized debt issuance costs at September 30, 2014	$350,000	$—
5.25% Senior Notes due 2021, with $7.8 million and $8.7 million of unamortized debt issuance costs at September 30, 2014 and December 31, 2013, respectively	550,000	550,000
7.75% Senior Notes due 2020, with $9.3 million and $10.6 million of unamortized debt issuance costs at September 30, 2014 and December 31, 2013, respectively and includes $3.6 million and $4.1 million of unamortized bond premium at September 30, 2014 and December 31, 2013, respectively	489,004	489,497

Senior Notes Sub-total	$1,389,004	$1,039,497

$400 million Restated Revolving Credit Facility with $6.2 million and $7.4 million of unamortized debt issuance costs at September 30, 2014 and December 31, 2013 respectively	150,000	—
Mortgage borrowings – Flagstar Agreement	26,104	38,084
Mortgage borrowings – Comerica Agreement	22,469	36,808

Total Senior Notes and bank financing	$1,587,577	$1,114,389

Unamortized deferred financing costs are included in prepaid expenses and other assets, net in the accompanying Condensed Consolidated Balance Sheets and are amortized to interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Parent Inc. and the U.S. homebuilding subsidiaries of Taylor Morrison Communities, Inc. (collectively, the “Guarantors”), each of which is directly or indirectly 100.0% owned by TMM Holdings. Such guarantees are full and unconditional, and joint and several. We do not provide separate financial statements of the Guarantors or condensed consolidating financial information because the 2020 Senior Notes were not issued pursuant to a registered offering and are not subject to registration rights. The 2020 Senior Notes and the guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2020 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

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

Restated Revolving Credit Facility

On January 15, 2014, TMC and various other subsidiaries of TMHC (collectively, the “Borrowers”), entered into Amendment No. 1 to the senior revolving credit facility entered into with a syndicate of third party banks and financial institutions in July 2011 and amended and restated as of April 13, 2012 and further amended and restated as of April 12, 2013 (the “Restated Revolving Credit Facility”). This Amendment No. 1 released Monarch from all of its obligations under the Restated Revolving Credit Facility. As a result, the only borrower under the Restated Revolving Credit Facility is TMC. The Restated Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The Restated Revolving Credit Facility matures on April 12, 2017.

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

As of September 30, 2014 and December 31, 2013, the Company was in compliance with its financial covenants.

Mortgage Company Warehouse Facilities

Borrowings under our TMHF warehouse facilities are accounted for as secured borrowings. The mortgage borrowings outstanding as of September 30, 2014 and December 31, 2013, are collateralized by $72.9 million and $95.7 million, respectively, of mortgage loans held for sale. At September 30, 2013, the mortgage borrowings were also secured by restricted short-term investments in certificates of deposit of $2.0 million, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets. On September 29, 2014, TMHF entered into an additional warehouse facility, with a maximum credit line of $50.0 million. There were no amounts outstanding on this line at September 30, 2014. Total capacity under the TMHF warehouse facilities available to TMHC at September 30, 2014 is $140.0 million.

Loans, Letters of Credit, Surety Bonds and Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Restated Revolving Credit Facility to various land sellers and municipalities, of which we had $35.5 million outstanding as of September 30, 2014.

Through our subsidiaries, we are committed, under various loans, letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of our operations in Canada. Loans, outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $267.3 million and $212.2 million as of September 30, 2014 and December 31, 2013, respectively. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to a credit facility with The Toronto-Dominion Bank (“TD Facility”). The TD Facility provides borrowings, including letters of credit, of up to CAD $100.0 million or its U.S. dollar equivalent in support of Monarch projects. Under the terms of the TD Facility, the first CAD $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There was a total of CAD $56.9 million and CAD $65.2 million of letters of credit outstanding under the TD Facilities as of September 30, 2014 and December 31, 2013, respectively. Monarch also guarantees the credit facilities that certain joint ventures are party to with the Toronto-Dominion Bank with availability of CAD $37.0 million and CAD $34.6 million at September 30, 2014 and December 31, 2013, respectively, which is in addition to the TD Facility noted above. There was a total of CAD $33.0 million and CAD $33.3 million of letters of credit outstanding under joint venture credit facilities as of September 30, 2014 and December 31, 2013, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada (“HSBC Facility”). The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of September 30, 2014 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There were CAD $13.1 million and CAD $18.0 million letters of credit outstanding under the HSBC Facility as of September 30, 2014 and December 31, 2013, respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that are scheduled to expire on June 30 of each year. Both facilities have been renewed and extended to June 30, 2015 on terms substantially similar to those in effect prior to the renewal.

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

The fair value of our mortgages receivable is derived from negotiated rates with partner lending institutions. The fair value of our mortgage borrowings, loans receivable, loans payable and other borrowings and the borrowings under our Restated Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The carrying value and fair value of our financial instruments are as follows (in thousands):

		September 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgages receivable	2	$72,919	$74,715	$95,718	$97,294
Mortgage borrowings	2	48,573	48,573	74,892	74,892
Loans receivable	2	42,125	42,125	33,395	33,395
Loans payable and other borrowings	2	233,507	233,507	282,098	282,098
7.75% Senior Notes due 2020	2	489,004	521,425	489,497	537,223
5.25% Senior Notes due 2021	2	550,000	544,500	550,000	532,125
5.625% Senior Notes due 2024	2	350,000	341,250	N/A	N/A

11. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2014 and 2013 was based on the statutory income tax rates in the United States and Canada, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, preferential treatment of deductions relating to homebuilding activities and interest relating to uncertain tax positions.

The provision for income taxes for each of the three and nine month periods ended September 30, 2014 and 2013 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$18,404	$18,681	$46,492	$(47,268)
Foreign	8,441	12,994	17,595	24,981

Total income tax provision (benefit)	$26,845	$31,675	$64,087	$(22,287)

As of September 30, 2014, cumulative gross unrecognized tax benefits were $2.1 million in the U.S. and $6.7 million in Canada and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2013, our cumulative gross unrecognized tax benefits were $2.1 million in the U.S. and $7.9 million in Canada. These amounts are included in income taxes payable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013. No unrecognized tax benefits are expected to reverse in the next 12 months.

12. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities that are affiliated with one or more of the Principal Equityholders. There were $9.5 million in real estate inventory acquisitions from such affiliates in the three months ended September 30, 2014 and no real estate acquisitions from such affiliates in the three months ended September 30, 2013. There were $40.5 million and $19.0 million in real estate inventory acquisitions from such affiliates in the nine months ended September 30, 2014 and 2013, respectively. We believe such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties.

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

Management and Advisory Fees — Management fees for the nine months ended September 30, 2013 were $1.4 million, while there was no management fee expense for the three months ended September 30, 2013. We did not incur any management fee expense for the three and nine months ended September 30, 2014. The management services agreement with affiliates of TPG and Oaktree was terminated immediately prior to the IPO in exchange for an aggregate payment of $29.8 million split equally between affiliates of TPG and Oaktree, which was recorded as a transaction expense during the quarter ended June 30, 2013. Management fees are included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

In conjunction with the formation of TMM Holdings and in connection with the Acquisition, an affiliate of JH entered into a partnership services agreement with TMM Holdings relating to the provision of certain services to TMM Holdings. In consideration of these services, TMM Holdings granted to the JH affiliate an amount of partnership interests, subject to certain terms, conditions and restrictions contained in a unit award agreement and the TMM Holdings limited partnership agreement. Prior to the IPO, in connection with the Reorganization Transactions, the Company recorded a one-time, non-cash charge of $80.2 million which was recorded as indemnification and transaction expense (income) in the 2013 Condensed Consolidated Statements of Operations in respect of the modification of the Class J Units in TMM Holdings resulting from the termination of the JHI Partnership Services Agreement between JH and TMM Holdings and the direct or indirect exchange (on a one-for-one basis) of the Class J Units in TMM Holdings for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree Holding Vehicles.

Canadian Operations — Loans and other receivables due from joint ventures and partners in the joint ventures was $42.1 million and $33.4 million as of September 30, 2014 and December 31, 2013, respectively, which comprise the balance of loans receivable in the accompanying Condensed Consolidated Balance Sheet.

13. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

U. S. Operations — We have an unfunded pension plan for individuals who previously transferred from our former U.K. companies. At September 30, 2014 and December 31, 2013, we had accrued $1.7 million and $1.8 million for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities as compensation and employee benefits in the accompanying Condensed Consolidated Balance Sheets.

We also maintain a Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). At September 30, 2014 and December 31, 2013, the unfunded status of the plan was $6.8 million and $5.9 million, respectively. These obligations are recorded in accrued expenses and other liabilities as compensation and employee benefits in the accompanying Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2014, we recognized approximately $47,000 and $455,000, respectively, of expense on settlement of our U.S. Cash Balance Plan.

Canadian Operations — Monarch maintains both a defined benefit plan (the “Monarch Plan”) and a defined contribution plan. Total expense for the defined contribution plan was $0.2 million for both of the three months ended September 30, 2014 and 2013 and $0.5 million for both of the nine months ended September 30, 2014 and 2013.

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

The following tables provide the components of net periodic benefit cost for the U.S. Cash Balance Plan and the Monarch Plan for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	U.S. Cash Balance Plan		Monarch Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Interest cost	$329	$322	$110	$119
Expected return on plan assets	(400)	(380)	(173)	(171)
Amortization of actuarial losses	11	34	—	12

Net periodic benefit cost	$(60)	$(24)	$(63)	$(40)

	U.S. Cash Balance Plan		Monarch Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Interest cost	$1,011	$965	$330	$357
Expected return on plan assets	(1,225)	(1,140)	(517)	(513)
Amortization of actuarial losses	55	102	—	36

Net periodic benefit cost	$(159)	$(73)	$(187)	$(120)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The tables below provide the components of accumulated other comprehensive income (loss) for the nine months ended (in thousands):

	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, December 31, 2013	$3,987	$(16,727)	$12,288	$(452)

Other comprehensive loss before reclassifications	(888)	(19,238)	—	(20,126)
Gross amounts reclassified from accumulated other comprehensive loss	55	—	—	55
Foreign currency translation	(133)	—	—	(133)

Other comprehensive loss, net of tax	$(966)	$(19,238)	$—	$(20,204)
Gross amounts reclassified to non-controlling interest – Principal Equityholders	—	—	14,744	14,744

Balance, September 30, 2014	$3,021	$(35,965)	$27,032	$(5,912)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

15. EQUITY

Common Stock — Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of the amended and restated Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely. Such amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law. The voting power of the outstanding Class B Common Stock (expressed as a percentage of the total voting power of all common stock) is equal to the percentage of New TMM Units not held directly or indirectly by TMHC.

Equity-Based Compensation

Class M Units — Certain members of management and certain members of the Board of Directors were issued partnership units in TMM Holdings prior to the IPO. Those units were subject to both time and performance vesting conditions.

Pursuant to the Reorganization Transactions and IPO, the performance based Class M Units in TMM Holdings were exchanged for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same (“Holding Vehicle Performance Units”), as long term incentive compensation immediately prior to the IPO. Concurrent with the IPO in the second quarter of 2013, we determined that it was probable that the performance conditions for the 752,782 Holding Vehicle Performance Units outstanding would be met. Consequently, we recorded the $2.8 million grant date fair value related to those Holding Vehicle Performance Units as general and administrative expenses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.

Pursuant to the Reorganization Transactions and IPO, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. As of September 30, 2014 and December 31, 2013, there were 616,463 and 478,246, respectively, vested and unexercised time vesting New TMM Units outstanding. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The corresponding shares of our Class B Common Stock is included in the shares of Class B common stock outstanding as of September 30, 2014.

As of September 30, 2014, of the Class M Unit awards outstanding, there were 816,111 New TMM Units unvested, which have an aggregate grant date fair value of $4.5 million. Unamortized compensation expense of $3.8 million for those units is expected to be recorded over a weighted average period of 2.4 years. Compensation expense was $0.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively, and is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Class M Unit award activity for the nine months ended September 30, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
As of December 31, 2013	1,655,469	$5.02
Exchanges(1)	(195,171)	4.20
Forfeited (2)	(27,724)	6.09

As of September 30, 2014	1,432,574	$5.11

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.
(2)	Awards forfeited during the period represent the unvested portion of M Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been cancelled.

There are no unissued Class M Unit awards remaining under the Class M Unit Plan and we do not intend to grant any future awards under the Class M Unit Plan.

Stock-Based Compensation — In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units, and other awards based on our common stock. As of September 30, 2014 the maximum number of shares of our Class A Common Stock that may be subject to awards under the Plan is 7,956,955, subject to adjustment in accordance with the terms of the Plan. We had an aggregate of 6,445,557 shares of Common Stock available for future grants under the Plan at September 30, 2014.

Stock Options — Options under the Plan granted to employees vest and become exercisable ratably on the second, third, fourth and fifth anniversary of the date of grant. Options granted to members of the Board of Directors vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or an affiliate through the applicable vesting dates and expires within ten years from the date of grant. The following table summarizes stock option activity for the Plan for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	1,250,829	$22.45	9.3	$520
Granted	89,675	21.07
Exercised	—	—
Cancelled	(21,500)	22.00

Outstanding at September 30, 2014	1,319,004	$22.36	8.6	$—

Options exercisable at September 30, 2014	7,963	$20.93	8.7	$—

(1)	The aggregate intrinsic value is based on the market price of our Common Stock on September 30, 2014, the last trading day in September 2014, which was $16.22, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on September 30, 2014.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities and expected term are based on the historical information of five comparable publicly traded home builders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date.

The weighted-average assumptions and fair value used for stock option grants in the nine month periods ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Expected dividend yield	0.0%	0.0%
Expected volatility	48.6%	56.6%
Risk-free interest rate	1.13% – 1.34%	0.54%
Expected term (years)	4.50	4.28
Weighted average fair value of options granted during the period	$ 8.65	$11.57

As of September 30, 2014 approximately $10.8 million of unrecognized stock based compensation related to unvested stock options, net of estimated forfeitures, is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units — RSUs consist of shares of our Class A Common Stock that have been awarded to employees and directors. The RSUs granted in connection with the IPO contain both service and market performance vesting conditions and shall become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date; provided, that, if the performance condition has not been met as of any such annual vesting date, then such portion of the RSUs shall continue to have the opportunity to become vested with respect to the performance condition on such subsequent date on which the performance condition is first satisfied. The performance condition shall be satisfied only if the weighted average price (after reduction for underwriting discount and commissions) at which TPG TMM Holdings II L.P. (the “TPG Holding Vehicle”) and OCM TMM Holdings II L.P. (the “Oaktree Holding Vehicle”) have previously sold their New TMM Units or related shares of Class A Common Stock, exceeds the $22.00 price per share of our Class A Common Stock paid by the public in our IPO. If the performance condition has not been met as of December 31, 2015, all of the RSUs granted subject to the performance condition will be automatically forfeited without consideration. Since these awards contained both service and market performance conditions, we have recorded the compensation expense related to these awards over the service period as that condition is longer than the market performance condition. RSUs granted in periods subsequent to the IPO do not contain performance conditions. RSUs granted to employees will become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date. RSUs granted to members of the Board of Directors will become fully vested on the first anniversary of the grant date. Vesting of all RSUs is subject to continued employment with TMHC or an affiliate through the applicable vesting dates.

The following table summarizes the RSU activity for the period:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	188,816	$24.14
Granted	7,922	22.09
Vested	(6,919)	20.24
Forfeited	(4,141)	24.30

Balance at September 30, 2014	185,678	$24.19

As of September 30, 2014, approximately $2.9 million of unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures, is expected to be recognized over a weighted-average period of approximately 2.5 years.

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
M Units/New TMM Units	$419	$458	$1,230	$4,098
J Units	—	—	—	80,190
Stock options	753	883	2,153	1,304
RSUs	335	341	944	520

Total stock-based compensation expense	$1,507	$1,682	$4,327	$86,112

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can reasonably be estimated. At September 30, 2014 and December 31, 2013, our legal accruals were $3.3 million and $4.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and we revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter.

17. SUBSEQUENT EVENTS

On November 3, 2014, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock through December 31, 2015 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program will be subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms the “Company” “we” and other forms thereof refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries, unless the context otherwise requires.

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

Business Overview

We operate under our Taylor Morrison and Darling Homes brands in the United States and under our Monarch brand in Canada. Our business is organized into 12 homebuilding operating divisions, which are combined into three reportable segments: East, West and Canada, which accounted for 59%, 28% and 13%, respectively, of our net sales orders (excluding unconsolidated joint ventures) for the quarter ended September 30, 2014.

Our reportable homebuilding segments have operations in:

East (Domestic)	Houston (which includes a Taylor Morrison division and a Darling Homes division), Austin, Dallas, North Florida and West Florida
West (Domestic)	Phoenix, Northern California, Southern California and Denver
Canada (Foreign)	Kitchener-Waterloo, Ottawa and Toronto
Mortgage Operations (Domestic)	Mortgage and Financial Services

The communities in our East and West segment offer single family attached and/or detached homes. Our Canada segment consists of our operations within the province of Ontario, and offers both single-family homes and high-rise units.

Mortgage Operations is also a separate reportable segment for our business. Our Mortgage Operations reportable segment provides financial services to customers in the United States through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”).

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

Third Quarter 2014 Highlights

Key financial results as of and for the three months ended September 30, 2014, as compared to the same period in 2013, are as follows:

•	We increased our average active selling communities(1) 29.9% to 226 communities.

•	Sales value of homes sold(1) increased by 38.1% to $726.4 million, with an increase in the average selling price of those homes sold of 0.9% to $457,000. Unconsolidated joint venture sales value of homes sold was $4.4 million, a decrease of $7.1 million from the prior comparable period, with a decrease in the average selling price of those homes of 3.2% to $365,000.

•	Homes closed(1) increased by 8.8% from 1,606 homes to 1,748 homes, with an increase in the average selling price of 10.1% to $427,000. Unconsolidated joint venture homes closed increased from 92 homes to 108 homes, with an increase in the average selling prices of those homes closed of 19.7% to $334,000.

•	Home closings revenue increased by 19.8%, from $622.1 million to 745.6 million.

(1)	Excludes unconsolidated joint ventures.

Results of Operations

The following table sets forth our results of operations:

(Dollars in thousands, unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of Operations Data:
Home closings revenue	$745,578	$622,126	$1,890,057	$1,484,928
Land closings revenue	5,027	4,524	23,100	18,994
Mortgage operations revenue	8,433	7,791	22,870	20,896

Total revenues	759,038	634,441	1,936,027	1,524,818
Cost of home closings	596,606	489,713	1,498,906	1,172,748
Cost of land closings	3,985	6,120	17,442	19,417
Mortgage operations expenses	5,057	4,385	13,641	11,945

Total cost of revenues	605,648	500,218	1,529,989	1,204,110
Gross margin	153,390	134,223	406,038	320,708
Sales, commissions and other marketing costs	47,186	37,029	124,303	97,238
General and administrative expenses	21,572	21,944	66,274	68,193
Equity in income of unconsolidated entities	(11,756)	(9,425)	(22,497)	(21,049)
Interest expense (income), net	322	(1,332)	747	(1,119)
Other expense, net	3,025	1,304	10,296	2,588
Loss on extinguishment of debt	—	—	—	10,141
Indemnification and transaction expense (income)	21	396	(142)	188,320

Income (loss) before income taxes	93,020	84,307	227,057	(23,604)
Income tax provision (benefit)	26,845	31,675	64,087	(22,287)

Net income (loss)	66,175	52,632	162,970	(1,317)
Net (income) loss attributable to non-controlling interests – joint ventures	(47)	471	(386)	(286)

Net income (loss) before non-controlling interests – Principal Equityholders	66,128	53,103	162,584	(1,031)
Net (income) loss attributable to non-controlling interests – Principal Equityholders	(48,282)	(38,840)	(118,990)	(20,621)

Net income available to Taylor Morrison Home Corporation	$17,846	$14,263	$43,594	$19,590

Home closings gross margin as a % of home closings revenue	20.0%	21.3%	20.7%	21.0%
Adjusted home closings gross margin as a % of home closings revenue	23.0%	23.8%	23.4%	23.4%
Sales, commissions and other marketing costs as a % of home closings revenue	6.3%	6.0%	6.6%	6.5%
General and administrative expenses as a % of home closings revenue	2.9%	3.5%	3.5%	4.6%
Average selling price per home closed,	$427	$387	$435	$375

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Average Active Selling Communities

	Three Months Ended September 30,
	2014	2013	Change
East	159	119	33.6%
West	55	40	37.5

Subtotal U.S.	214	159	34.6%
Canada	12	15	(20.0)

Subtotal	226	174	29.9%
Unconsolidated joint ventures (1)	3	4	(25.0)

Total	229	178	28.7%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, average active selling communities increased primarily due to significant additions in our West Florida, Houston and Phoenix divisions. We expect to open new communities throughout all of our markets during the remainder of 2014, with the largest number of additions in our West Florida and Northern California divisions, where demand and our land positions afford us the opportunity. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

(Dollars in thousands)	Three Months Ended September 30, (1)
	Net Homes Sold			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	938	698	34.4%	$385,937	$300,278	28.5%	$411	$430	(4.4)%
West	446	320	39.4	247,642	157,977	56.8	555	494	12.5

Subtotal U.S.	1,384	1,018	36.0%	$633,579	$458,255	38.3%	$458	$450	1.7%
Canada	207	145	42.8	92,784	67,750	37.0	448	467	(4.1)

Subtotal	1,591	1,163	36.8%	$726,363	$526,005	38.1%	$457	$452	0.9%
Unconsolidated joint ventures(2)	12	31	(61.3)	4,385	11,516	(61.9)	365	378	(3.2)

Total	1,603	1,194	34.3%	$730,748	$537,521	35.9%	$456	$450	1.2%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The increase in the value of sales orders in 2014 compared to 2013 was driven by consumer demand for our well-located and desirable product offerings in our markets. We also continue to benefit from higher selling prices as we continue to see strong consumer demand levels for new homes in the marketplace, historically low interest rates and stabilized macro economic conditions relative to the prior comparable period. In particular, the homebuilding markets in Houston, Dallas, West Florida and both Northern and Southern California have benefited from these factors, resulting in an increase in the number of units sold and related revenue for the three months ended September 30, 2014 over the prior comparable period. The number of net homes sold increased in the East and West segments due primarily to timing of community openings. The Canada segment experienced an increase due to the timing of availability of saleable product in the three months ended September 30, 2014 when compared to the same period last year.

Sales Order Cancellations

	Three Months Ended September 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2014	2013	2014	2013
East	115	141	10.9%	16.8%
West	102	62	18.6	16.2

Subtotal U.S./Weighted average	217	203	13.6%	16.6%
Canada	2	2	1.0	1.4

Subtotal/Weighted average	219	205	12.1%	15.0%
Unconsolidated joint ventures (2)	—	1	0.0	1.6

Total/Weighted average	219	206	12.0%	14.7%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

A favorable financing market, our use of prequalification criteria and increased deposit amounts help us maintain a low cancellation rate.

Sales Order Backlog

	As of September 30,
(Dollars in thousands)	Sold Homes in Backlog(1)			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	2,111	1,834	15.1%	$978,999	$750,158	30.5%	$464	$409	13.4%
West	813	746	9.0	494,671	349,143	41.7	608	468	30.0

Subtotal U.S.	2,924	2,580	13.3%	$1,473,670	$1,099,301	34.1%	$504	$426	18.3%
Canada	680	1,104	(38.4)	261,073	372,916	(30.0)	384	338	13.7

Subtotal	3,604	3,684	(2.2)%	$1,734,743	$1,472,217	17.8%	$481	$400	20.4%
Unconsolidated joint ventures(2)	404	732	(44.8)	137,369	251,186	(45.3)	340	343	(0.9)

Total	4,008	4,416	(9.2)%	$1,872,112	$1,723,403	8.6%	$467	$390	19.7%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
(2)	Reflects our proportionate share of unconsolidated joint ventures.

The overall decrease in backlog units in 2014 compared to 2013 was driven by the delivery of two joint venture and one wholly owned high-rise buildings in our Canada segment during 2013. Additionally, occupancy began in one joint venture and two wholly owned high-rise buildings during the second and third quarter of 2014 which further reduced backlog, while sales began in only one new high rise during this period. Since the third quarter of the prior period, we have delivered 408 units from our wholly owned Canadian backlog. Backlog was also affected by an increase in the number of homes closed in 2014 over the comparable period in 2013. Backlog value increased in the U.S. as our business continued to recognize improved sales pricing performance in most of our communities. In the East segment, backlog is up due to price appreciation and a product mix change to homes with a higher sales value. In the West segment, the backlog increase is based on increases in average active selling communities.

Home Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	Homes Closed			Sales Value(1)			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	800	713	12.2%	$341,038	$275,222	23.9%	$426	$386	10.4%
West	531	485	9.5	274,698	203,480	35.0	517	420	23.3

Subtotal U.S.	1,331	1,198	11.1%	$615,736	$478,702	28.6%	$463	$400	15.8%
Canada	417	408	2.2	129,842	143,423	(9.5)	311	352	(11.4)

Subtotal	1,748	1,606	8.8%	$745,578	$622,125	19.8%	$427	$387	10.1%
Unconsolidated joint ventures (2)(3)	108	92	17.4	36,034	25,653	40.5	334	279	19.7

Total	1,856	1,698	9.3%	$781,612	$647,778	20.7%	$421	$381	10.4%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of equity in income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Homes closed in 2014 in our North Florida, Dallas, and Southern California markets surpassed that in the prior year period by a significant amount, driving both units and dollars higher as consumer demand for move-up product benefited our communities in these markets. In Canada, both wholly owned and unconsolidated joint venture homes closed increased slightly due to closings of units in one joint venture tower and two wholly owned towers that are scheduled to be delivered in the fourth quarter of 2014, as compared to two joint venture towers and one wholly owned tower delivered in the fourth quarter of 2013.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
East	$5,027	$4,525	11.1%
West	—	—	—

Subtotal U.S.	$5,027	$4,525	11.1%
Canada	—	—	—

Total	$5,027	$4,525	11.1%

Since we generally do not purchase land for future sales, land and lot sales occur at various intervals and varying degrees of profitability depending on the need for such property in our business strategy. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin.

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Home closings revenue	$745,578	$622,125
Cost of home closings	596,606	489,714

Home closings gross margin	$148,972	$132,411
Capitalized interest amortization	22,309	15,570

Adjusted home closings gross margin	$171,281	$147,981

Home closings gross margin %	20.0%	21.3%
Adjusted home closings gross margin % (1)	23.0%	23.8%

(1)	Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

The decrease in home closings gross margin and adjusted home closings gross margin percentage in the three months ended September 30, 2014 was primarily due to a decrease in margins in our Canada segment resulting from a larger proportion of closings from lower margin high-rise homes in the three months ended September 30, 2014 and some moderation in the margin rate in both high-rise units and single family homes, which is falling more in-line with historical norms. As previously expected, moderating economic growth in Ontario relative to the recent past and increasing units in construction have curbed growth in the Ontario housing market and have brought our margins back in line with historical levels. Recognition of capitalized interest amounts has increased commensurate with increases in debt levels associated with properties closed during the period when compared to the prior period.

Segment Gross Margins

The following table sets forth a reconciliation between our segment gross margins (home closings, land closings and home and land closings) and our corresponding segment adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	East		West		Canada
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Home Closings
Home closings revenue	$341,038	$275,222	$274,698	$203,480	$129,842	$143,423
Cost of home closings	265,153	217,002	223,097	158,911	108,356	113,801

Home closings gross margin	$75,885	$58,220	$51,601	$44,569	$21,486	$29,622
Capitalized interest amortization	6,149	4,320	9,078	5,332	7,082	5,918

Adjusted home closings gross margin	$82,034	$62,540	$60,679	$49,901	$28,568	$35,540

Home closings gross margin %	22.3%	21.2%	18.8%	21.9%	16.5%	20.7%
Adjusted home closings gross margin %	24.1%	22.7%	22.1%	24.5%	22.0%	24.8%
Land Closings
Land closings revenue	$5,027	$4,525	$—	$—	$—	$—
Cost of land closings	3,937	5,917	—	—	48	203

Land gross margin	$1,090	$(1,392)	$—	$—	$(48)	$(203)
Capitalized interest amortization	3	571	—	—	—	203

Land adjusted gross margin	$1,093	$(821)	$—	$—	$(48)	$—

Land gross margin %	21.7%	(30.8)%	N/A	N/A	N/A	N/A
Land adjusted gross margin %	21.7%	(18.1)%	N/A	N/A	N/A	N/A
Home and Land Closings
Home and land closings revenue	$346,065	$279,747	$274,698	$203,480	$129,842	$143,423
Cost of home and land closings	269,090	222,919	223,097	158,911	108,404	114,004

Gross margin	$76,975	$56,828	$51,601	$44,569	$21,438	$29,419
Capitalized interest amortization	6,152	4,891	9,078	5,332	7,082	6,121

Adjusted gross margin	$83,127	$61,719	$60,679	$49,901	$28,520	$35,540

Gross margin %	22.2%	20.3%	18.8%	21.9%	16.5%	20.5%
Adjusted gross margin %	24.0%	22.1%	22.1%	24.5%	22.0%	24.8%

East Segment

The number of average active selling communities in the East region increased 33.6% to 159 communities in the three months ended September 30, 2014, as compared to 119 in the prior year, due primarily to the opening of 13 new communities in West Florida, nine new communities in Houston and six new communities in North Florida. Sales pace in the East segment remained consistent at 2.0 homes per month per community. The average selling price of net homes sold in the East segment decreased by 4.4% to $411,000, driven by our product mix and to a lesser extent our overall pricing strategy, which seeks to strike a balance between optimizing inventory turns and margin. Favorable home buyer reception of communities opened subsequent to September 30, 2013 contributed to closing revenue increases. Average home closings sales price in the East segment increased by 10.4% to $426,000, over the 2013 period from a combination of product mix and price appreciation. Overall, the improvement in East segment home closings revenue and sales value has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. Management in the region continues to market its offerings while increasing sales prices methodically as market conditions allow.

We experienced increases in home closings gross margin in our West Florida and North Florida divisions in the three months ended September 30, 2014 compared to the same period in the prior year. The recovery and improved stabilization of the West Florida market has generated sustained consumer demand in the Tampa and Ft. Myers areas, which has allowed us to leverage a low cost basis land supply and home price increases to achieve higher margins. We also experienced an increase in home closing margin in our Houston division in the three months ended September 30, 2014 compared to the same period in the prior year, where purchase price accounting adjustments on the assets acquired in the Darling acquisition reduced home closing gross margin for the three months ended September 30, 2013. To the extent that the housing demand in our East segment markets continues, we expect that our margin performance will continue to be favorable.

West Segment

The number of average active selling communities in the West region increased 37.5% to 55 communities in the three months ended September 30, 2014 compared to the 2013 period, due primarily to eight community openings in our Phoenix division and seven openings in our Northern California division. Net sales orders increased both in units and in sales value in the three months ended September 30, 2014 compared to the same period in 2013 due to favorable homebuyer reception of our Northern and Southern California communities. Sales pace in the West segment remained the same at 2.7 homes per month per community for both the three months ended September 30, 2014 and September 30, 2013. We actively manage the availability of product and timing the release of new communities to achieve targeted profitability metrics which are designed to optimize margin and volume.

The decrease in home closings gross margin percentage and adjusted home closings gross margin percentage in 2014 compared to 2013 was primarily due to increased demand for construction labor and higher interest carrying costs. Although home closing gross margin percentage decreased period over period, our average selling price of homes closed increased by 23.3%, to $517,000 in the three months ended September 30, 2014, driven primarily by high margin dollars with a lower margin rate in our Southern California division.

Canada Segment

The number of average active selling communities in the three month period ended September 30, 2014, including unconsolidated joint ventures, decreased by 4 communities from the prior year period due to the closing of one wholly owned and two joint venture high-rise buildings and several low-rise communities during the latter half of 2013. The average sales orders per community per month, excluding unconsolidated joint ventures, were 6.0 and 3.3 for the three months ended September 30, 2014 and 2013, respectively. The Canada segment, excluding unconsolidated joint ventures, experienced an increase of 62 units in net new homes sold and an increased aggregate sales value in the three months ended September 30, 2014 when compared to the same period last year. Canada segment revenues decreased while number of closings increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The closeout of towers during 2014 and 2013 caused the mix of wholly owned and unconsolidated joint venture closings to shift, accounting for the 16 unit increase in units closed during the three months ended September 30, 2014 as compared to the prior year period. The 19.7% increase in average selling price of unconsolidated joint venture homes closed is a result of the mix of homes sold during 2014. Income from joint venture closings is included as a component of equity in income of unconsolidated entities and not included in home closings revenue.

The decrease in Canada home closings gross margin was due to a larger proportion of sales of lower margin high-rise homes in the three months ended September 30, 2014 as compared to the prior period. As previously expected, moderating economic growth in Ontario relative to the recent past, a constrained land market and increasing units in construction has tempered growth in the Ontario housing market and has brought our margins back in line with historical levels.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF, is highly dependent on our sales and closings volumes. The following is a summary of mortgage operations gross margin:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Mortgage operations revenue	$8,433	$7,791
Mortgage operations expenses	5,057	4,385

Mortgage operations gross margin	$3,376	$3,406
Adjusted mortgage operations gross margin	$3,376	$3,406

Mortgage operations margin %	40.0%	43.7%
Adjusted mortgage operations margin %	40.0%	43.7%

Our Mortgage Operations segment’s revenue increased from $7.8 million in the three months ended September 30, 2013 to $8.4 million in the three months ended September 30, 2014, due primarily to increased closings volume and average loan amounts while gross margin decreased period over period. Our capture rate of 75% was down slightly from the prior comparable quarter as we transitioned our Darling operations from a legacy mortgage provider to TMHF and the availability of lending opportunities to home buyers increased in the United States.

Sales, Commissions and Other Marketing Costs

As a percentage of home closings revenue, sales, commissions and other marketing costs was 6.3% and 6.0% for the three months ended September 30, 2014 and 2013, respectively. Our U.S. segments tend to have higher per-unit commissions, so our mix of commissions paid moved in tandem with our U.S. operations, where we closed 11.1% more homes in the three months ended September 30, 2014 as compared to the same period in 2013.

General and Administrative Expenses

General and administrative expenses decreased to 2.8% as a percentage of total revenue in the three months ended September 30, 2014, compared to 3.5% in the same period in 2013. Our growth in home closings revenue during the period reduced our general and administrative percentage as we were able to utilize our scalable platform, providing leverage with existing infrastructure.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $11.8 million for the three months ended September 30, 2014 compared to $9.4 million for the three months ended September 30, 2013. The change is primarily due to the timing of closings in our high-rise business. During the current period, our proportionate share of joint venture high-rise closings was 16 units higher than the prior period due to the closeout timing of certain towers which occurred in the third quarter of 2014 and will continue into the fourth quarter of 2014.

Interest Expense (Income), net

We recorded $0.3 million of net interest expense during the three months ended September 30, 2014 due to carrying an outstanding balance on our Restated Revolving Credit Facility (as defined below) at September 30, 2014. We recorded $1.3 million of interest income during the three months ended September 30, 2013 as we were able to capitalize all of our interest cost.

Other Expense, net

Other expense, net for the three months ended September 30, 2014 and 2013 was $3.0 million and $1.3 million, respectively. Other expense is primarily related to mothball community expense, pre-acquisition costs on un-pursued land projects and captive insurance claims costs.

Indemnification Expense and Transaction Expenses

Taylor Wimpey plc (the “Predecessor Parent Company”) indemnified TMM Holdings Limited Partnership (“TMM Holdings”) for specific uncertain tax positions existing as of the date of the acquisition in 2011. An indemnification receivable of was recorded at the time of the acquisition. During the three months ended September 30, 2013, we recorded $0.4 million of interest expense related to the income tax liability.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2014 and 2013 was based on the statutory tax rates in the United States and Canada. The tax expense for the three months ended September 30, 2014 represented an effective tax rate of 28.9%, which is representative and inclusive of state income taxes, the recognition of previously unrecognized tax benefits, changes in deferred tax assets, changes in valuation allowances and certain deductions relating to homebuilding activities and interest relating to uncertain tax positions.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Average Active Selling Communities

	Nine Months Ended September 30,
	2014	2013	Change
East	148	121	22.3%
West	53	35	51.4

Subtotal U.S.	201	156	28.8%
Canada	13	15	(13.3)

Subtotal	214	171	25.1%
Unconsolidated joint ventures(1)	3	4	(25.0)

Total	217	175	24.0%

(1)	Represents the average number of total communities in which our joint ventures were actively selling during the period.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, average active selling communities increased, with the largest percentage increase in the West segment, primarily due to significant additions in our Phoenix and Northern California divisions. We expect to open new communities throughout all of our markets during the remainder of 2014, with the largest number of additions in our West Florida and Northern California divisions, where demand and our land positions afford us the opportunity. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

(Dollars in thousands)	Nine Months Ended September 30, (1)
	Net Homes Sold			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	2,868	2,618	9.5%	$1,182,247	$998,612	18.4%	$412	$381	8.1%
West	1,565	1,352	15.8	859,467	605,012	42.1	549	447	22.7

Subtotal U.S.	4,433	3,970	11.7%	$2,041,714	$1,603,624	27.3%	$461	$404	14.0%
Canada	529	470	12.6	240,839	215,023	12.0	455	457	(0.5)

Subtotal	4,962	4,440	11.8%	$2,282,553	$1,818,647	25.5%	$460	$410	12.3%
Unconsolidated joint ventures(2)	27	60	(55.0)	9,961	24,428	(59.2)	369	407	(9.4)

Total	4,989	4,500	10.9%	$2,292,514	$1,843,075	24.4%	$460	$410	12.2%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. High-rise sales are generally not recognized until a building is approved for construction. High-rise sales typically do not close in the year sold. Other sales are recognized after a contract is signed and the rescission period has ended.
(2)	Includes only proportionate share of unconsolidated joint ventures.

The increase in the value of sales orders in 2014 compared to 2013 was driven by consumer demand for our well-located and desirable product offerings in our markets. We also continue to benefit from higher selling prices as we continue to see improved consumer demand levels for new homes in the marketplace, historically low interest rates and stabilized macro-economic conditions. In particular, the homebuilding markets in Austin, West Florida, Darling Dallas and both Northern and Southern California have benefited from these factors, resulting in an increase in the number of units sold and related revenue for the nine months ended September 30, 2014 over the prior comparable period. The number of net homes sold increased in the East segment due primarily to timing of community openings. The Canada segment experienced an increase of 26 units (including units in unconsolidated joint ventures) in net new homes sold in the nine months ended September 30, 2014 when compared to the same period prior year and continues to benefit from generally stable market conditions. The increase was attributable to the timing of saleable product in the segment.

Sales Order Cancellations

	Nine Months Ended September 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2014	2013	2014	2013
East	371	412	11.5%	13.6%
West	267	221	14.6	14.0

Subtotal U.S./Weighted average	638	633	12.6%	13.8%
Canada	11	6	2.0	1.3

Subtotal/Weighted average	649	639	11.6%	12.6%
Unconsolidated joint ventures (2)	3	1	8.5	1.6

Total/Weighted average	652	640	11.6%	12.5%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
(2)	Includes only proportionate share of unconsolidated joint ventures.

A favorable financing market, our use of prequalification criteria and increased deposit amounts help us maintain a low cancellation rate.

Home Closings Revenue

	Nine Months Ended September 30,
(Dollars in thousands)	Homes Closed			Sales Value (1)			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	2,301	1,986	15.9%	$949,494	$737,790	28.7%	$413	$371	11.1%
West	1,374	1,268	8.4	704,396	499,521	41.0	513	394	30.1

Subtotal U.S.	3,675	3,254	12.9%	$1,653,890	$1,237,311	33.7%	$450	$380	18.4%
Canada	671	705	(4.8)	236,167	247,616	(4.6)	352	351	0.2

Subtotal	4,346	3,959	9.8%	$1,890,057	$1,484,927	27.3%	$435	$375	15.9%
Unconsolidated joint ventures (2)(3)	171	234	(26.9)	62,773	70,851	(11.4)	367	303	21.2

Total	4,517	4,193	7.7%	$1,952,830	$1,555,778	25.5%	$432	$371	16.5%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.
(2)	Reflects our proportionate share of unconsolidated joint ventures.
(3)	Unconsolidated joint venture revenue is not reported as revenue but is recognized as a component of equity in income of unconsolidated entities. Included here on a non-GAAP basis for information purposes only.

Homes closed in 2014 in our Dallas, Houston (Taylor Morrison and Darling), West Florida and Northern and Southern California markets surpassed that in the prior year period by a significant amount, driving both units and dollars higher as consumer demand for move-up product benefited our communities in these markets. In Canada, the decrease in unconsolidated joint venture homes closed in 2014 is due to the timing of close-out for the high rise towers. In the fourth quarter of 2014, we expect to deliver one joint venture tower for which units closed were underway in the third quarter of 2014. Homes closed in the Canada segment in the prior year period reflect closings in the third quarter of 2013 for our two joint venture towers that were delivered in the fourth quarter of 2013.

Land Closings Revenue

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
East	$18,994	$13,833	37.3%
West	925	5,040	(81.6)

Subtotal U.S.	$19,919	$18,873	5.5%
Canada	3,181	121	2,528.9

Total	$23,100	$18,994	21.6%

Since we generally do not purchase land for future sale, land and lot sales occur at various intervals and varying degrees of profitability depending on the need for such property in our business strategy. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Home Closings Gross Margin

The following table sets forth a reconciliation between our home closings gross margin and our adjusted home closings gross margin. Adjusted gross margins are non-GAAP financial measures calculated based on gross margins, excluding impairments and capitalized interest amortization. See “—Non-GAAP Measures—Adjusted gross margins.”

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Home closings revenue	$1,890,057	$1,484,927
Cost of home closings	1,498,906	1,172,749

Home closings gross margin	$391,151	$312,178
Capitalized interest amortization	50,430	34,913

Adjusted home closings gross margin	$441,581	$347,091

Home closings gross margin %	20.7%	21.0%
Adjusted home closings gross margin %	23.4%	23.4%

The slight decrease in home closings gross margin percentage in the nine months ended September 30, 2014 was primarily due to increased interest carrying costs and in Canada, was due to a larger proportion of sales of higher margin single-family detached and attached homes in the prior year period. As previously expected, moderating economic growth in Ontario and increasing units under construction have brought our margins back in line with historical levels.

Segment Gross Margins

The following table sets forth a reconciliation between our segment gross margins (home closings, land closings and home and land closings) and our corresponding segment adjusted gross margins. See “—Non-GAAP Measures—Adjusted gross margins.”

	East		West		Canada
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Home Closings
Home closings revenue	$949,494	$737,790	$704,396	$499,521	$236,167	$247,616
Cost of home closings	740,392	589,896	564,202	392,511	194,312	190,342

Home closings gross margin	$209,102	$147,894	$140,194	$107,010	$41,855	$57,274
Capitalized interest amortization	15,824	11,001	23,891	13,117	10,715	10,795

Adjusted home closings gross margin	$224,926	$158,895	$164,085	$120,127	$52,570	$68,069

Home closings gross margin %	22.0%	20.0%	19.9%	21.4%	17.7%	23.1%
Adjusted home closings gross margin %	23.7%	21.5%	23.3%	24.0%	22.3%	27.5%
Land Closings
Land closings revenue	$18,994	$13,833	$925	$5,040	$3,181	$121
Cost of land closings	14,892	15,309	867	3,766	1,683	342

Land gross margin	$4,102	$(1,476)	$58	$1,274	$1,498	$(221)
Capitalized interest amortization	54	613	8	115	—	328

Land adjusted gross margin	$4,156	$(863)	$66	$1,389	$1,498	$107

Land gross margin %	21.6%	(10.7)%	6.3%	25.3%	47.1%	(182.6)%
Land adjusted gross margin %	21.9%	(6.2)%	7.1%	27.6%	47.1%	88.4%
Home and Land Closings
Home and land closings revenue	$968,488	$751,623	$705,321	$504,561	$239,348	$247,737
Cost of home and land closings	755,284	605,205	565,069	396,277	195,995	190,684

Gross margin	$213,204	$146,418	$140,252	$108,284	$43,353	$57,053
Capitalized interest amortization	15,878	11,614	23,899	13,232	10,715	11,123

Adjusted gross margin	$229,082	$158,032	$164,151	$121,516	$54,068	$68,176

Gross margin %	22.0%	19.5%	19.9%	21.5%	18.1%	23.0%
Adjusted gross margin %	23.7%	21.0%	23.3%	24.1%	22.6%	27.5%

East Segment

The number of average active selling communities in the East segment increased 22.3% to 148 communities in the nine months ended September 30, 2014, as compared to 121 in the prior year period, due primarily to the opening of 13 new communities in West Florida, six new communities in North Florida and nine new communities in Houston. Sales pace in the East segment decreased to 2.2 homes per month per community for the nine months ended September 30, 2014 from 2.4 homes per month per community in the prior year period. Timing of community openings and our continued efforts to increase sales prices and margin in order to maximize returns in our communities were the main reasons for the decrease in sales pace for the nine months ended September 30, 2014. The number of net homes sold increased in the nine months ended September 30, 2014 compared to the same period in 2013 as a result of timing of new community openings. Due to continued improvement throughout the East segment markets in 2014, we were able to increase the average selling price of net homes sold in the East segment by 8.1% to $412,000, resulting in an increase in sales value of net homes sold of 18.4%. These market improvements, as well as favorable home buyer reception of communities opened subsequent to September 30, 2013, contributed to closing revenue increases. Average home closings sales price in the East segment increased by 11.1% to $413,000, over the 2013 period from a combination of product mix and price appreciation. Overall, the improvement in East segment home closings revenue and sales value has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. Management in the region continues to market its offerings and look to reduce customer incentives and other promotions while increasing sales prices methodically as market conditions allow.

We experienced increases in home closings gross margin in our West Florida and North Florida divisions in 2014. The recovery and stabilization of the West Florida market has generated sustained consumer demand in the Tampa and Ft. Myers areas, which has allowed us to leverage a low cost basis land supply and home price increases to achieve higher margins. We also experienced increases in home closings gross margin in our Darling Dallas and Darling Houston divisions in 2014, where purchase price accounting adjustments on the assets acquired in the Darling acquisition reduced home closings gross margin for the nine months ended September 30, 2013. Home closings gross margin for the nine months ended September 30, 2014 for our Houston and Austin divisions decreased slightly in 2014 compared to the prior year period.

West Segment

The number of average active selling communities in the West segment increased 51.4% to 54 communities in the nine months ended September 30, 2014 compared to the 2013 period, due to eight community openings in our Phoenix division and seven openings in our Northern California division. Net sales orders increased both in units and in sales value in 2014 compared to 2013 due to favorable homebuyer reception of our Northern and Southern California communities. Sales pace in the West segment decreased to 3.2 homes per month per community for the nine months ended September 30, 2014 from 4.3 homes per month per community in the 2013 period. The decrease in sales pace for the current period reflects the effect of normalized demand, compared to a surge of buyers re-entering the market in the prior period. We actively manage the availability of product and timing of releases in order to help us achieve our profitability metrics and not sacrifice profitability for volume. We continue to see strong demand in these markets and year-over-year are systematically releasing product into the marketplace to capture and maintain operating margins, as evidenced, in part, by the 30.0% increase in average sales price of our backlog homes.

The home closings gross margin percentage and adjusted home closings gross margin percentage decreased in 2014 compared to 2013 which was primarily due to increased demand for construction labor and increased interest carrying costs. We were, however, able to increase our average selling price of homes closed by 30.1%, to $513,000 in the nine months ended September 30, 2014, driven primarily by high margin dollars with a lower margin rate in our Southern California division.

Canada Segment

The number of average active selling communities in the nine month period ended September 30, 2014, including unconsolidated joint ventures, decreased by 4 communities from the prior year period due to the closing of one wholly owned and two joint venture high-rise buildings during the latter half of 2013. The average sales orders per community per month, excluding unconsolidated joint ventures, were 4.7 and 3.5 for the nine months ended September 30, 2014 and 2013, respectively. The Canada segment, excluding unconsolidated joint ventures, experienced an increase of 59 units in net new homes sold and an increased aggregate sales value in the nine months ended September 30, 2014 when compared to the same period last year, which is due to higher product availability during 2014. The closeout of towers during 2013 caused the product mix of our unconsolidated joint ventures to shift to our low-rise product, accounting for the 63 unit decrease in units closed during the nine months ended September 30, 2014 as compared to the prior year period. Income from joint venture closings is included as a component of equity in income of unconsolidated entities and not included in home closings revenue.

The decrease in Canada home closings gross margin was due to a larger proportion of sales of higher margin single-family detached and attached homes in the nine months ended September 30, 2013 as compared to the current period. As previously expected, moderating economic growth in Ontario relative to the recent past, a constrained land market and increasing units in construction has tempered growth in the Ontario housing market and has brought our margins back in line with historical levels.

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF, is highly dependent on our sales and closings volumes.

	Nine Months Ended September 30,
(In thousands)	2014	2013
Mortgage operations revenue	$22,870	$20,896
Mortgage operations expenses	13,641	11,945

Mortgage operations gross margin	$9,229	$8,951
Adjusted mortgage operations gross margin	$9,229	$8,951

Mortgage operations margin %	40.4%	42.8%
Adjusted mortgage operations margin %	40.4%	42.8%

Our Mortgage Operations segment’s revenue increased from $20.9 million in the nine months ended September 30, 2013 to $22.9 million in the nine months ended September 30, 2014, due primarily to increased closings volume and average loan amounts. The decrease in gross margin was due primarily to increases in mortgage underwriting costs driven by increased staffing for compliance initiatives. Our capture rate at 73% was down from the prior year comparable period as we transitioned our Darling operations from a legacy provider to TMHF and the availability of other lending opportunities to home buyers increased in the United States.

Sales, Commissions and Other Marketing Costs

For the nine months ended September 30, 2014 and 2013, sales commissions, and other marketing costs such as advertising and sales office expenses were $124.3 million and $97.2 million, respectively, reflecting a 9.8% increase in homes closed (excluding joint ventures) as well as an increase in average selling price. As a percentage of home closings revenue, sales, commissions and other marketing costs was 6.6% and 6.5% for the nine months ended September 30, 2014 and 2013, respectively. Our U.S. segments tend to have higher per-unit commissions, so our mix of commissions paid moved in tandem with our U.S. operations, where we closed 12.9% more homes in the nine months ended September 30, 2014 as compared to the same period in 2013.

General and Administrative Expenses

For the nine months ended September 30, 2014, general and administrative expenses were $66.3 million as compared to $68.2 million in the same period in 2013, which represents a 2.8% decrease. General and administrative expenses decreased to 3.4% as a percentage of total revenue in the nine months ended September 30, 2014, compared to 4.5% in the same period in 2013. Our growth in home closings revenue during the period reduced our general and administrative percentage as we were able to utilize our scalable platform, providing leverage on increased revenue with existing infrastructure.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $22.5 million for the nine months ended September 30, 2014 compared to $21.0 million for the nine months ended September 30, 2013.

Interest Expense (Income), net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. Interest income is from cash balance deposits. Interest expense (income), net for the nine months ended September 30, 2014 and 2013, was $0.7 million of expense and $1.1 million of income, respectively.

Loss on Extinguishment of Debt

On April 12, 2013 TMHC used $204.3 million of the net proceeds of the its initial public offering (“IPO”) to acquire limited partnership interests (“New TMM Units”) of TMM Holdings II Limited Partnership (“New TMM”) from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). New TMM contributed such net proceeds to TMM Holdings, which then contributed such proceeds to the Bond Co-Issuers (as defined below) to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (as defined below) (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). We wrote off $4.6 million of unamortized issuance costs, wrote off $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million loss on extinguishment for the nine months ended September 30, 2013.

We did not incur any losses on extinguishment of debt for the nine months ended September 30, 2014.

Other Expense, net

Other expense, net for the nine months ended September 30, 2014 and 2013 was $10.3 million and $2.6 million of expense, respectively. Other expense is primarily related to mothball community expense, pre-acquisition costs on un-pursued land projects and captive insurance claims costs.

Indemnification Expense and Transaction Expenses

On July 13, 2011, TMM Holdings, through various wholly owned acquisition subsidiaries, acquired all of the outstanding shares of Taylor Woodrow Holdings (USA), Inc. (“Taylor Woodrow”) and are now known as Taylor Morrison Communities, Inc. (“TMC”) and Monarch Corporation (“Monarch”), collectively the “Predecessor”, from the Predecessor Parent Company through a combination of equity and debt (the “Acquisition”).

The Predecessor Parent Company indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the Acquisition. An indemnification receivable of $129.7 million was recorded at the time of the Acquisition. The indemnification receivable also includes a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the nine months ended September 30, 2013, $77.9 million of the indemnification receivable was written off and recorded as indemnification expense due to successful effective settlement of a tax position that was indemnified by the Predecessor Parent Company. The uncertain tax position was reversed simultaneously in our tax provision.

During the nine months ended September 30, 2013, we also incurred $29.8 million of expense related to the termination of the management services agreement between us and affiliates of TPG Global, LLC (the “TPG Entities”), investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) as part of the Reorganization Transactions. Additionally, we incurred $80.2 million of non-cash stock compensation expense for the modification of the Class J Units which were exchanged from the Company to entities controlled by the Principal Equityholders. The charge was related to the termination of the services agreement which was a modification of the award.

No similar charges were recorded in the nine months ended September 30, 2014.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2014 and 2013 was based on the statutory tax rates in the United States and Canada, affected by state income taxes, the recognition of previously unrecognized tax benefits, changes in deferred tax assets, changes in valuation allowances, preferential treatment of deductions relating to homebuilding activities and interest relating to uncertain tax positions. For the nine months ending September 30, 2014 we recorded a tax expense of $64.1 million and for the nine months ending September 30, 2013 we recorded a benefit of $22.3 million. The tax expense for nine months ended September 30, 2014 represented an effective tax rate of 28.2%. The effective rate in the current period was impacted by certain discrete items related to the valuation of deferred tax assets, tax ramifications of our organizational structure and the impact of tax credits.

During the nine months ended September 30, 2013, we accepted a settlement offer from the IRS related to Taylor Woodrow for the 2008 and 2009 tax years. As a result, $79.6 million of our previously unrecognized tax positions including interest and penalties were recognized during the nine months ended September 30, 2013. In addition, we recorded an increase to our unrecognized tax positions of $7.2 million in respect of state tax issues related to tax returns filed under the legacy Predecessor Parent Company operations.

Liquidity and Capital Resources

Liquidity

We finance our operations from operating cash flows, borrowings under our Restated Revolving Credit Facility, our various series of Senior Notes, mortgage warehouse facilities, project-level financing (including non-recourse loans) and our Canadian credit facilities. We also obtain performance, payment and completion surety bonds, and letters of credit to finance our projects. We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from the cash generated from operations, borrowings under our Restated Revolving Credit Facility and our existing Canadian credit facilities; however, we may access the capital markets to obtain additional liquidity on an opportunistic basis.

Our principal uses of capital in the three and nine months ended September 30, 2014 and 2013 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings. In the later stages of a community, cash inflows may significantly exceed earnings reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

We have a defined strategy for cash management, particularly as related to cash outlays for land and inventory development. We used $371.0 million of cash in operating activities for the nine months ended September 30, 2014 and $338.4 million in the same period in 2013. Our principal cash uses in 2014 were real estate inventory acquisitions, construction and taxes. We generated the cash used in 2014 through our operating activities, borrowings under our revolving facilities and the issuance of the 2024 Senior Notes.

Our need for letters of credit has been primarily fulfilled through The Toronto-Dominion Bank (“TD Facility”), the Restated Revolving Credit Facility and HSBC Bank Canada (the “HSBC Facility”), which are discussed in more detail below. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions.

Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets as they are available.

Capital Resources

Cash and Cash Equivalents

As of September 30, 2014, we had available cash and cash equivalents of $281.5 million. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000 in the United States by the Federal Deposit Insurance Corporation and up to CAD $100,000 in Canada by the Canadian Deposit Insurance Company.

The amount of cash and cash equivalents held by foreign subsidiaries as of September 30, 2014 was $162.3 million. While all of such cash and cash equivalents are readily convertible into U.S. dollars, we would be required to accrue and pay taxes to repatriate those funds to the United States. Historically we have not generally repatriated such funds, since we generally have used such funds in our Canadian business. However, in the future we may repatriate such funds to the United States.

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

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Parent Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2020 Senior Notes and the guarantees are senior unsecured obligations of the Bond Co-Issuers and the Guarantors. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2020 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

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

Restated Revolving Credit Facility

On January 15, 2014, TMC and various other subsidiaries of TMHC (collectively, the “Borrowers”), entered into Amendment No. 1 to the senior revolving credit facility entered into with a syndicate of third party banks and financial institutions in July 2011 and amended and restated as of April 13, 2012 and further amended and restated as of April 12, 2013 (the “Restated Revolving Credit Facility”). This Amendment No. 1 released Monarch from all of its obligations under the Restated Revolving Credit Facility. As a result, the only borrower under the Restated Revolving Credit Facility is TMC. The Restated Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The Restated Revolving Credit Facility matures on April 12, 2017.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that TMC may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at September 30, 2014 was 0.47 to 1.00. The minimum consolidated tangible net worth requirement was $1.3 billion at September 30, 2014. At September 30, 2014, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.7 billion.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2014 and December 31, 2013, the Company was in compliance with its financial covenants.

As of September 30, 2014, under our Restated Revolving Credit Facility, there were $150.0 million in outstanding borrowings and there were no outstanding borrowings at December 31, 2013. As of September 30, 2014, we had $214.5 million of availability for borrowings including $164.5 million of availability for letters of credit (giving effect to a sub-limit for letters of credit of $200.0 million and $35.5 million of letters of credit outstanding as of such date).

Mortgage Company Loan Facilities

Borrowings under our TMHF warehouse facilities are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. The mortgage borrowings outstanding as of September 30, 2014 and December 31, 2013, are collateralized by $72.9 million and $95.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables. At September 30, 2013, the mortgage borrowings were also secured by restricted short-term investments in certificates of deposit known as Certificate of Deposit Account Registry Service (“CDARS”) of $2.0 million, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets. On September 29, 2014 TMHF entered into an additional warehouse facility, with a maximum credit line of $50.0 million. There were no amounts outstanding on this line at September 30, 2014. Total capacity under the TMHF warehouse facilities available to TMHC at September 30, 2014 is $140.0 million.

Loans, Letters of Credit, Surety Bonds and Financial Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Restated Revolving Credit Facility to various land sellers and municipalities in the amount of $35.5 million outstanding as of September 30, 2014.

Through our subsidiaries, we are committed, under various loans, letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding of our operations in Canada. Loans, outstanding letters of credit and surety bonds under these arrangements, including our share of responsibility for arrangements with our joint ventures, totaled $267.3 million as of September 30, 2014 and $212.2 million as of December 31, 2013. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

Monarch is party to the TD Facility, which provides borrowings, including letters of credit, of up to CAD $100.0 million or its U.S. dollar equivalent in support of Monarch projects. Under the terms of the TD Facility, the first CAD $80.0 million drawn under the facility is secured by liens on the interests of Monarch in certain Canadian real property. Amounts drawn above CAD $80.0 million are secured with cash. There was a total of CAD $56.9 million and CAD $65.2 million of letters of credit outstanding under the TD Facilities as of September 30, 2014 and December 31, 2013, respectively. Monarch also guarantees the credit facilities that certain joint ventures are party to with the Toronto-Dominion Bank with availability of CAD $37.0 million and CAD $34.6 million at September 30, 2014 and December 31, 2013, respectively, which is in addition to the TD facility noted above. There was a total of CAD $33.0 million and CAD $33.3 million of letters of credit outstanding under joint venture credit facilities as of September 30, 2014 and December 31, 2013, respectively.

Monarch is also party to a credit facility with HSBC Bank Canada. The HSBC Facility provides a letter of credit facility of up to CAD $24.2 million as of September 30, 2014 in support of Monarch’s construction projects. Under the terms of the HSBC Facility, amounts drawn under this facility are secured by liens over the interests of Monarch in certain Canadian real property or cash. There was CAD $13.1 million and CAD $18.0 million letters of credit outstanding under the HSBC Facility as of September 30, 2014 and December 31, 2013, respectively.

Both the TD Facility and the HSBC Facility are 364-day facilities that are scheduled to expire on June 30 of each year. Both facilities have been renewed and extended to June 30, 2015 on terms substantially similar to those in effect prior to the renewal.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of September 30, 2014 consist of project-level debt due to various land sellers and municipalities, and are generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $127.1 million of the loans as of September 30, 2014 was 5.9% per annum, and $106.4 million of the loans were non-interest bearing.

Operating Cash Flow Activities

Our net cash used in operating activities amounted to $371.0 million for the nine months ended September 30, 2014 compared to $338.4 million used in operating activities for the nine months ended September 30, 2013. Contributing to this change was a decrease in prepaid expense during the 2014 period as amounts recognized for model homes and insurance renewals decreased as closings increased and insurance policies conditioned on number of closings forecasted were executed. Also contributing to the change was a decrease in income taxes payable as a result of timing of estimated income tax payments.

Investing Cash Flow Activities

Net cash used in investing activities was $71.2 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash used in 2014 was primarily the result of an increased investments in unconsolidated entities as we continue to fund new joint venture operations. This increase was partially offset by a decrease in restricted cash which secures lines of credit in our Canadian operations.

Financing Cash Flow Activities

Net cash provided by financing activities totaled $341.8 million for the nine months ended September 30, 2014 compared to $407.4 million for the nine months ended September 30, 2013. Net cash provided by financing activities in 2014 was primarily attributable to our issuance of $350.0 million of 2024 Senior Notes in March 2014 and borrowings under our Restated Revolving Credit Facility. These proceeds were partially offset by repayments on our line of credit borrowings.

Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our loans, letters of credit, surety bonds and financial guarantees of joint ventures as of the dates indicated:

(In thousands)	As of September 30, 2014	As of December 31, 2013
Letters of credit
U.S.	$35,541	$26,457
Canada	62,866	77,871

Total outstanding letters of credit	$98,407	$104,328

Surety bonds
U.S.	$241,906	$130,459
Canada	12,738	58,248

Total outstanding surety bonds	$254,644	$188,707

Financial guarantees of joint ventures, proportionate share
Letters of credit	$16,449	$15,115
Borrowings	68,895	25,169

Total outstanding financial guarantees of joint ventures	$85,344	$40,284

Total outstanding letters of credit, surety bonds and financial guarantees of joint ventures	$438,395	$333,319

We do not engage in commodity trading or other similar activities. We had no material derivative financial instruments at September 30, 2014 or December 31, 2013.

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

As of September 30, 2014, we had equity investments in 32 unconsolidated land development and homebuilding joint ventures, compared to 34 at December 31, 2013. Not all of these joint ventures are actively engaged in homebuilding operations and some may be maintained, despite no longer being operational.

Investment in unconsolidated land development and homebuilding joint ventures

(In thousands)	As of September 30, 2014	As of December 31, 2013
East	$51,747	$20,191
West	33,960	—
Canada	129,826	118,115
Other	1,244	1,244

Total	$216,777	$139,550

These joint ventures often obtain acquisition, development and construction financing, designed to reduce our equity investment and improve our overall returns. This joint venture specific indebtedness is typically secured by all assets of the entity raising the debt. As of September 30, 2014, our unconsolidated joint ventures’ borrowings were $232.2 million compared to $139.4 million at December 31, 2013. Our proportional share of letters of credit issued and indebtedness was $16.4 million and $68.9 million at September 30, 2014 and $15.1 million and $25.2 million, respectively, at December 31, 2013.

As added support to the third party lenders of these unconsolidated joint ventures related to our Canadian business, secured guarantees are typically provided by Monarch typically in proportion to Monarch’s equity ownership in the joint venture. As of September 30, 2014, our maximum recourse exposure related to outstanding indebtedness and letters of credit issued by our unconsolidated land development and homebuilding joint ventures totaled $136.5 million, an increase from $91.1 million as of December 31, 2013. We also provide completion and performance guarantees for projects undertaken by our unconsolidated joint ventures.

The summarized balance sheets below of our unconsolidated land development and homebuilding joint ventures with recourse to us were as follows:

(In thousands)	As of September 30, 2014	As of December 31, 2013
Assets	$935,012	$573,351
Liabilities	411,950	313,726
Equity	523,062	259,625

Seasonality

Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a significant portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

•	the timing of the introduction and start of construction of new projects;

•	the timing of project sales;

•	the timing of closings of homes, condominium units, lots and parcels;

•	our ability to continue to acquire land and options on that land on acceptable terms;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in the areas in which we operate;

•	mix of homes closed;

•	construction timetables;

•	the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes;

•	the cost and availability of materials and labor; and

•	weather conditions in the markets in which we build.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2014, 89% of our debt was fixed rate and 11% was variable rate. None of our market sensitive instruments were entered into for trading purposes. We did not utilize swaps, forward or option contracts on interest rates or other types of derivative financial instruments to manage our risk as of and for the nine months ended September 30, 2014. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Restated Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of September 30, 2014, we had $150.0 million in outstanding borrowings under our $400.0 million Restated Revolving Credit Facility. We had $214.5 million of additional availability for borrowings and $164.5 million of additional availability for letters of credit (giving effect to $35.5 million of letters of credit outstanding as of such date). Our fixed rate debt is subject to a requirement that we offer to purchase the Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing the Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not be expected to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2014. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$40.3	$65.4	$56.5	$23.8	$35.8	1,400.7	1,622.5	1,640.7
Average interest rate(1)	3.2%	3.2%	3.2%	3.3%	3.2%	6.2%	5.8%	—
Variable rate debt(2)	$198.6	$—	$—	$—	$—	$—	$198.6	$198.6
Average interest rate	4.0%	—	—	—	—	—	4.0%	—

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at September 30, 2014 and, holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.0 million per year.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the nine months ended September 30, 2014 and 2013, 12.4% and 16.2%, respectively, of our consolidated revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the United States and Canadian dollars. We did not utilize swaps, forward or option contracts on currency exchange rates or other types of derivative financial instruments to manage our risk for the nine months ended September 30, 2014. Based upon the level of our Canadian operations during the nine months ended September 30, 2014, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net income by approximately $3.9 million for the nine months ended September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss cans reasonably be estimated. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. Accordingly the liability arising from the ultimate resolution of any matter may exceed the estimates reflected in the recorded reserves relating to such matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

Exhibit No.	Description

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE: November 5, 2014
/s/ Sheryl D. Palmer
Sheryl D. Palmer
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.