Form 10-K
period 2014-12-31
Taylor Morrison Home Corp
filed 2015-02-27
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2014 was $737,350,395, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 27, 2015:

Class	Outstanding
Class A Common Stock, $0.00001 par value	33,071,755
Class B Common Stock, $0.00001 par value	89,200,063

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

i

TAYLOR MORRISON HOME CORPORATION

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

ii

Available Information

Information about our company and communities is provided on our Internet websites at www.taylormorrison.com and www.darlinghomes.com (collectively, the “Taylor Morrison website”). The information contained on the Taylor Morrison websites is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Ethics and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

In this Annual Report, unless the context requires otherwise, references to “the Company,” “we,” “us,” or “our” are to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries.

The July 2007 merger between Taylor Woodrow plc and George Wimpey plc, two UK-based, publicly listed homebuilders, resulted in the formation of Taylor Wimpey plc (the “Predecessor Parent Company”), and the subsequent integration of Taylor Woodrow Holdings (USA), Inc. and Morrison Homes, Inc. in the U.S. resulting in Taylor Morrison Communities, Inc. (“Taylor Morrison Communities”, “Taylor Morrison” or “TMC”), and Monarch Corporation (“Monarch”) in Canada. Monarch was sold to a third party on January 28, 2015.

TMHC was incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and the telephone number is (480) 840-8100.

Forward-Looking Statements

Certain information included in this Annual Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as, but not limited to, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of our strategy or future operating or financial performance. As you read this Annual Report and other reports or public statements, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Part I, Item 1A. and elsewhere in this Annual Report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in Part I, Item 1A. and elsewhere in this Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General Overview

During 2014 we were one of the largest public homebuilders in North America, with communities located in the United States and Canada. In December 2014, we announced the strategic decision to sell our Canadian business and fully focus on our U.S. operations. We are now, and will continue to be, a leading public homebuilder in the United States. We are a real estate developer, with a portfolio of lifestyle and master-planned communities. We provide a diverse assortment of homes across a wide range of price points in order to appeal to a broad spectrum of customers. Our primary focus is on move-up buyers in traditionally high growth markets, where we design, build and sell single-family detached and attached homes. Our legacy of over 100 years of homebuilding experience drives our commitment to quality in every community we develop and every home we build. We operate under the Taylor Morrison and Darling Homes brand names in the United States. We also provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”).

Our long-term strategy is built on four pillars:

•	opportunistic land acquisition in core locations;

•	distinctive communities driven by consumer preferences;

•	culture of strong cost efficiency; and

•	optimizing profitability while achieving desired sales pace.

We are committed to creating and designing superior communities and building quality homes. Delivering on this commitment involves thoughtful design to accommodate the living environment needs of our customers and the surrounding community. We have developed elem3nts™ by Taylor Morrison, our eco-sensitive building program, which seeks to build energy-efficient homes by drawing on technology and building methods to lessen the carbon footprint of our homes. In recognition of our achievements in this area, we were awarded the 2014 Green Builder of the Year award by Green Builder Magazine.

Including our Canadian business, for the five years ended December 31, 2014 we delivered 24,413 homes and generated $9.3 billion of home closings revenue. We have delivered five consecutive years of operating profit and were one of the first builders to return to profitability in 2010. We believe that our balance sheet has both the liquidity and asset strength required to execute our growth strategy. We have raised over $900 million in corporate and joint venture financing since the beginning of 2013, and had a net debt to total book capitalization of 40.6% at December 31, 2014. As of and for the year ended December 31, 2014, we had cash and liquidity of approximately $800 million and total company revenue growth of over 33.6% year over year. Our home closings revenue for the U.S. and Canada for the year ended December 31, 2014 was $3.0 billion on 6,796 homes closed, excluding unconsolidated joint ventures.

During the year ended December 31, 2014 our U.S. operations were located in five states and generated home closings revenue of $2.6 billion and adjusted home closings gross margin of 23.0%. In the United States, we grew our average community count by 30.4% to 206, and ended 2014 with $1.1 billion in sales order backlog. We believe we benefit from a well-located land portfolio, primarily in homebuilding markets that have been leading the U.S. housing recovery. At December 31, 2014, we had approximately 425 current and future communities containing approximately 38,854 lots that we owned or controlled. Of these, we were offering homes in 224 communities at base prices generally ranging from $170,000 to $1,700,000. During the year ended December 31, 2014, we closed 5,642 homes in the United States, an increase of 19.6% over the prior year. The average sales price of homes closed during the year ended December 31, 2014 increased 17.8% to approximately $464,000.

We are well positioned in our markets with a top-10 market share (based on 2014 home closings as reported by Metrostudy) in 13 of our 16 metropolitan markets. At December 31, 2014, we were operating in the following metropolitan areas:

East	West

• Austin, Texas	• Phoenix, Arizona

• Dallas, Texas	• Sacramento, California

• Houston, Texas	• San Francisco Bay Area, California

• Fort Myers, Florida	• San Jose, California

• Jacksonville, Florida	• Orange County, California

• Naples, Florida	• San Diego, California

• Orlando, Florida	• Denver, Colorado

• Sarasota, Florida

• Tampa Bay, Florida

We service these markets through ten operating divisions aggregated in two geographic reporting segments. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview in this Annual Report.

IPO and Summary of Reorganization Transactions

On April 12, 2013 we completed our initial public offering (“IPO”) of 32,857,800 shares of our Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”) on the New York Stock Exchange (“NYSE”). With an initial price to the public of $22.00 per share, it was the largest homebuilding IPO in the history of the NYSE. As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) through the formation of TMM Holdings II Limited Partnership, a Cayman Islands limited partnership (“New TMM”). TMM Holdings is a British Columbia limited partnership that acquired our operations in July 2011 and is currently the holding company for all of our operations. It was formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”).

In addition to our Class A Common Stock, we have shares of Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”) outstanding. Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of the amended and restated Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely. Such amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.

For each share of TMHC Class A Common Stock outstanding, TMHC holds one limited partnership interest in New TMM (each, a “New TMM Unit”). The Principal Equityholders (through holding vehicles) hold New TMM Units and one corresponding share of Class B Common Stock for each New TMM Unit they hold. As a result, the Class A Common Stock and Class B Common Stock percentages at December 31, 2014 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	33,060,540	27.0%
Class B Common Stock	89,227,416	73.0

Total	122,287,956	100.0%

The Class A Common Stock is held by the public. The Class B Common Stock is beneficially owned by the TPG Entities and the Oaktree Entities, so together, they have voting power over more than a majority of our outstanding voting stock. See Risk Factors — The Principal Equityholders have substantial influence over our business, and their interests may differ from our interests or those of our other stockholders.

For more information on the reorganization transactions and the 2011 acquisition by the Principal Equityholders, please refer to — 2011 Acquisition by our Principal Equityholders and — Reorganization and Initial Public Offering.

Recent Developments

On January 28, 2015 we closed the sale of Monarch Corporation, which held our Canadian operations, to an affiliate of Mattamy Homes Limited (“Mattamy”). Mattamy delivered a cash purchase price of CAD $335 million at closing, which is subject to certain customary post-closing adjustments and ordinary and customary indemnifications. Immediately prior to the closing, approximately CAD $235 million of cash at Monarch was distributed to a subsidiary of TMM Holdings, resulting in total proceeds to us of CAD $570 million. The net proceeds of the transaction will be used for general corporate purposes, resulting in increased flexibility for us to invest further in U.S. markets.

Business Strategy

We deliver on our strategy by opportunistically acquiring prime land assets in core locations, focusing on the preferences of our buyers, constantly evaluating and analyzing overhead efficiency and optimizing profit by managing volume. We constantly assess our capital allocation strategy to drive long-term shareholder return. We also take advantage of opportunities to partner in joint ventures as they arise in order to secure land, share risk and maximize returns.

During the most recent economic downturn, we adhered to our core business strategy of focusing on move-up buyers. We believe our experience in the move-up market allows us to significantly expand our new home offerings at higher price points. We believe that move-up homebuyers are more insulated from market volatility, and more likely to value the quality of lifestyle and construction that we offer.

We believe our extensive land position and pipeline, located in highly desirable submarkets, have positioned us for strategic growth and increased profitability in an improving housing market. We expect to execute this strategy by:

•	Driving revenue by strategically opening new communities from existing land supply;

•	Combining land acquisition and development expertise with homebuilding operations;

•	Focusing offerings on specific customer groups;

•	Building aspirational homes for our customers and delivering superior customer service;

•	Maintaining a strong capital structure;

•	Selectively pursuing acquisitions; and

•	Employing and retaining a highly experienced management team with a strong operating track record.

Homebuilding Operations

Homebuilding Overview

We focus on developing “lifestyle” communities in core locations, which have many distinguishing attributes, including proximity to job centers, strong school systems and a variety of local amenities in well-regarded submarkets. We offer a range of designs, some of them award-winning, through our single-family detached and attached product lines. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. Although the majority of the communities we build primarily attract move-up buyers, our portfolio also includes quality entry-level, luxury and 55+ products. We serve all generational groups through our products and focus on the needs of homebuyers. During 2014, the allocation of sales in our portfolio, based on price point, was 16% entry-level, 36% first move up, 31% second move-up, 15% 55+ and 2% urban infill.

We strive to maintain consumer product and price level diversification. We target the largest and most profitable consumer groups while attempting to balance our regional market portfolios across a variety of demographics. Our ability to build at multiple price points enables us to respond to changing consumer preferences and address shifts in affordability. We also use measures of market specific supply and demand characteristics to determine which consumer groups are ultimately targeted and will be the most profitable in a specific land position.

We generally operate as community developers. Community development includes the acquisition and development of large-scale communities that may include significant planning and entitlement approvals and construction of off-site and on-site utilities and infrastructure. In some communities we operate solely as merchant builders, in which case, we acquire fully planned and entitled lots and may construct on-site improvements but normally do not construct significant off-site utility or infrastructure improvements.

We develop, own and operate golf courses as well as amenity rich community centers associated with a number of our master planned communities. In 2014, our Esplanade Golf & Country Clubs in Naples and Lakewood Ranch, Florida were voted two of the top ten new courses in the United States by Golf Digest. We also have investments in, and are participants in, a number of joint ventures with related and unrelated parties to develop land and master-planned communities.

We have developed a number of home designs with features such as single-story living, split bedroom plans and first floor master bedroom suites to appeal to universal design needs. We have integrated these designs and features in many of our homes and communities. We engage unaffiliated architectural firms and internal architectural resources to develop new designs and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. During the past year, we introduced 143 new single-family detached and attached floor plans.

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the sale, construction, and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate, and whether we purchased the property as raw land or as developed lots.

A summary of our U.S. homebuilding activity by segment as of and for the year ended December 31, 2014 is as follows:

(Dollars in thousands)

	Year Ended December 31, 2014			At December 31, 2014
	Homes Closed	Average Selling Price of Closed Homes	Homes Sold	Average Active Selling Communities	Homes in Backlog	$ Value of Backlog
East	3,578	$420	3,743	151	1,709	$806,848
West	2,064	540	1,985	55	543	292,919

Total	5,642	$464	5,728	206	2,252	$1,099,767

For financial information about our segments, see Note 18 — Operating and Reporting Segments to our consolidated financial statements for the year ended December 31, 2014.

Land Acquisition Policies and Development

Locating and acquiring suitable land positions is a core part of our strategy as a developer and homebuilder. In order to maximize our expected risk-adjusted return, the allocation of capital for land investment is performed at the corporate level with a disciplined approach to overall portfolio management. Our investment committee meets on a regular basis, and consists of four of our senior executives. Annually, our operating divisions prepare a strategic plan for their specific geographies. Macro and micro indices, such as employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine the land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. The long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Major development strategy decisions regarding community positioning are included in the underwriting process and are made in consultation with senior members of our management team. Our existing land portfolio as of December 31, 2014 and 2013 is detailed below:

	Owned Lots December 31, 2014					Controlled Lots December 31, 2014
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Raw	Partially Developed	Finished	Total	Total Owned and Controlled
East	7,090	6,112	5,220	1,952	20,374	5,508	1,510	605	7,623	27,997
West	2,735	2,568	3,507	1,612	10,422	246	122	67	435	10,857

Total	9,825	8,680	8,727	3,564	30,796	5,754	1,632	672	8,058	38,854

	Owned Lots December 31, 2013					Controlled Lots December 31, 2013
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Raw	Partially Developed	Finished	Total	Total Owned and Controlled
East	8,768	6,110	4,368	1,922	21,168	7,028	876	901	8,805	29,973
West	2,818	2,721	2,849	1,807	10,195	1,897	121	45	2,063	12,258

Total	11,586	8,831	7,217	3,729	31,363	8,925	997	946	10,868	42,231

In the land purchasing process, specific projects of interest are detailed by the local divisional team, including proposed ownership structure, environmental concerns, anticipated product segmentation, competitive environment and financial returns. We also determine whether further spending on currently owned and controlled land is a well-timed and appropriate use of capital. Our investment strategy emphasizes expected profitability to reflect the risk and timing of returns, and the level of sales volume in new and existing markets.

Lot Development Status

(Dollars in thousands)	As of December 31, 2014		As of December 31, 2013
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw land	9,825	$464,882	11,586	$381,836
Partially developed	8,680	654,759	8,831	474,756
Finished lots	8,727	787,033	7,217	666,753
Long-term strategic assets	3,564	27,993	3,729	27,988

Total	30,796	$1,934,667	31,363	$1,551,333

Raw land represents property that has not been developed and remains in its natural state. Partially developed represents land where the grading and development process has begun. Finished lots represent those lots where the horizontal development is complete and are ready for the vertical development. Long-term strategic assets are those lots where we are currently not doing any development.

At December 31, 2014, the allocation of lots held in our land portfolio, by year acquired, was 16% in 2014, 22% in 2013, 22% in 2012, and 40% in 2011 and earlier.

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes. As of December 31, 2014, we had a total of 3,606 homes in inventory, which included 2,252 homes under contract but not yet closed.

The following is a summary of our homes in inventory by segment as of December 31, 2014:

(Dollars in thousands)	Homes in Backlog	Models	Inventory to be Sold	Total	Inventory Value without Land
East	1,709	199	572	2,480	$288,423
West	543	119	464	1,126	193,654

Total	2,252	318	1,036	3,606	$482,077

We expect that during 2015 we will deliver substantially all homes in backlog at December 31, 2014.

Community Development

We create a complete concept for each community, beginning with an overall community layout and then determine the size, style and price range of the homes, the layout of the streets and positioning of the individual home sites. After necessary governmental and other approvals have been obtained, we improve the land by clearing and grading, installing roads, underground utility lines, staking out individual home sites and, in certain communities, erecting distinctive entrance structures and recreational amenities.

Each community has personnel that perform superintendent, sales and customer service functions, in conjunction with a local management team to manage the general project.

Although the construction time for our homes varies from project to project depending on geographic region, the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we complete the construction of a typical home in approximately six months.

Procurement and Construction

We have a comprehensive procurement program that leverages our size and national presence to achieve efficiencies and cost savings. Our objective in procurement is to maximize efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements.

The program currently involves over 40 vendors and includes highly reputable and well-established companies who supply us with lumber, appliances, HVAC systems, insulation, roofing, paint and lighting, among other materials. Through these relationships, we are able to realize savings on the costs of essential materials. Contracts are typically structured to include a blend of attractive upfront pricing and rebates and, in some cases, advantageous retroactive pricing in instances of contract renewals. The program arrangements are typically not designed to be completely exclusive in nature; for example, in many instances, divisions may choose to use local or alternate suppliers if they find cost savings by doing so. However, our divisions have historically made use of over 80% of our national procurement contracts, largely as a result of the advantageous pricing available under such contracts.

In addition to cost advantages, these arrangements also help minimize the risk of construction delays during supply shortages, as we are often able to leverage our size to obtain our full allocation of required materials. Furthermore, these arrangements sometimes include provisions for cooperative marketing, which allow us to extend the reach and effectiveness of our advertising efforts.

Trades and Labor

Our construction, land and purchasing managers coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects in the U.S. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices is a challenge in some markets as the supply chain responds to uneven industry growth and other economic factors that affect the number of people in the workforce.

Sources and Availability of Raw Materials

Based on local market practices, we either directly, or indirectly through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home. While these materials are generally widely available from a variety of sources, from time to time we experience material shortages on a localized basis, particularly during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures and during periods of robust construction activity when there is high demand for newly built homes. During these periods, the prices for these materials can substantially increase and our construction process can be slowed. We generally have multiple sources for the materials we purchase and have not experienced significant delays due to unavailability of necessary materials.

Sales and Marketing

Our marketing program calls for a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient and cost-effective manner. Our sales and marketing team provides a generalized marketing framework across our regional operations as well as sales training to our local teams. Our divisional sales and marketing teams utilize local media and marketing streams to deliver a unique message that is relevant to our consumer groups in each market.

Our goal is to identify the preferences of our customer and demographic groups and offer them innovative, high-quality products that are efficient and profitable to build. To achieve this goal, we conduct extensive market research to determine preferences of our customer groups and are able to focus on particular lifestyle preferences in determining the product to build.

We have gathered data regarding specific consumer preferences for various customer groups. Our approach to customer group identification guides all of our operations from the initial land acquisition through to our design, building, marketing and delivery of homes and our ongoing after-sales customer service. Among our peers, we believe we are at the forefront of directed marketing strategies, as evidenced by our highly-trafficked Internet site and strategic partnerships with nationally recognized retailers.

The central element of our marketing platform is our web presence at www.taylormorrison.com and www.darlinghomes.com (none of which is a part of this Annual Report). The main purpose of these websites is to direct potential customers to one of our sales teams. The website also offers the ability of customers to evaluate floor plans, elevations, square footage, community amenities and geographic location. Customers are also able to use the websites to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” The websites are fully integrated with our customer relationship management (“CRM”) system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We have significant web search optimization on our sites, including specific key words, meta data and tags on the site to help crawlers from search engines to find content.

In addition to our website, we utilize print, radio and television for advertising purposes, including directional marketing, newspapers and billboards. We also directly notify local real estate agents and firms of any new community openings in order to use the existing real estate agent/broker channels in each market. Pricing for our homes is evaluated weekly based on an analysis of market conditions, competitive environment and supply and demand characteristics.

We use furnished model homes as a marketing tool to demonstrate the advantages of the designs, features and functionality of our homes. We generally employ or contract with interior and landscape designers who create attractive model homes that highlight the features and options available for the product line within a project. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes for each active selling community. At December 31, 2014, we owned 318 model homes in 192 different communities.

Generally, our homes are sold by our commissioned employees who work from sales offices located within our model homes. We also employ a team of Internet sales associates who offer assistance to potential buyers viewing our homes over the Internet. At December 31, 2014, we had approximately 390 full-time sales and marketing personnel. Our goal is to ensure our sales force has extensive knowledge of our homes, energy efficient features, sales strategies, mortgage options and community dynamics. To achieve this goal, we have on-going training for our sales associates and conduct regular meetings to keep them abreast of the latest promotions, options and sales techniques and discuss geographic competition. Our sales associates are licensed real estate agents where required by law and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our businesses, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types and amount of incentives depends largely on existing economic and local competitive market conditions.

Warranty Program

We offer warranties on homes that generally provide for limited one-year warranty to cover various defects in workmanship or materials or to cover structural construction defects. We may also facilitate a ten year warranty in certain markets or to comply with regulatory requirements. The structural warranty is carried by Beneva Indemnity Company (“Beneva”), one of our wholly owned subsidiaries. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders.

Competition

The homebuilding business is highly competitive and fragmented. We compete with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than us. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service and reputation.

Competition among residential homebuilders of all sizes is based on a number of interrelated factors, including location, reputation, amenities, floor plans, design, quality and price. We believe that we compare favorably to other homebuilders in the markets in which we operate.

In order to maximize our sales volumes, profitability and product strategy, we strive to understand our competition and their pricing, product and sales volume strategies and results. During the most recent economic downturn, market conditions also led to a large number of foreclosed and short sale homes being offered for sale, which increased competition and affected pricing. However, we took a proactive approach to distancing ourselves from highly affected submarkets, enabling us to drive sales in our markets without competing as directly with foreclosures.

Mortgage Operations

TMHF provides a number of mortgage-related services to our customers through our mortgage lending operations. The strategic purpose of TMHF is:

•	to utilize mortgage finance as a sales tool in the purchase process to ensure a consistent customer experience and assist in maintaining production efficiency; and

•	to control and assist in determining our backlog quality and to better manage projected closing and delivery dates for our customers.

TMHF operates as an independent mortgage banker and conducts its business as a Federal Housing Authority (“FHA”) Full Eagle lender. TMHF funds mortgage loans utilizing warehouse credit line facilities. Revenue is earned through origination and processing fees combined with service release premiums earned in the secondary market once the loans are sold to investors. Loans are sold servicing released, typically within 20 business days.

TMHF competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions. TMHF utilizes a multi-investor correspondent platform which gives us increased flexibility when placing loans to meet our customers’ needs. TMHF has continued to expand and strengthen our investor partnerships. This has created stability and consistency in our origination process and delivery. In 2014 we experienced increased competition in our mortgage operations business as the industry focused on growing originations from purchases. Our focus and expertise has always been and remains dedicated to the financing of new home construction.

Seasonality

Our business is seasonal. We have historically experienced, and expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a significant portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

•	the timing of the introduction and start of construction of new projects;

•	the timing of project sales;

•	the timing of closings of homes, lots and parcels;

•	our ability to continue to acquire land and options on acceptable terms;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in the areas in which we operate;

•	mix of homes closed;

•	construction timetables;

•	the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes;

•	the cost and availability of materials and labor; and

•	weather conditions in the markets in which we build.

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	2014				2013(1)
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	26.4%	26.8%	24.2%	22.6%	30.9%	28.0%	20.3%	20.8%
Homes closed	18.7%	22.8%	23.6%	34.9%	19.2%	24.4%	25.4%	31.0%
Home closings revenue	17.4%	22.2%	23.5%	36.9%	17.3%	23.5%	25.8%	33.4%
Net income from continuing operations	16.4%	20.1%	21.9%	41.6%	57.2%	(307.8)%	108.1%	242.5%

(1)	The IPO occurred in April 2013, and as such, certain one-time charges affected net income from continuing operations.

Regulation, Environmental, Health and Safety Matters

Regulatory

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public and non-profit entities. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. The impact of these laws has been to increase our overall costs, and may have delayed the opening of communities or caused us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water, power, drainage or sewage facilities or inadequate road capacity.

In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market rental or sales prices. The impact on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.

TMHF is subject to various state and federal statutes, rules and regulations, including those that relate to licensing, lending operations and other areas of mortgage origination and financing. The impact of those statutes, rules and regulations can increase our homebuyers’ cost of financing, increase our cost of doing business, as well as restrict our homebuyers’ access to some types of loans. Certain requirements provided for by the Dodd-Frank Act have not yet been finalized or fully implemented. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted.

In order for our homebuyers to finance their home purchases with FHA-insured, Veterans Administration-guaranteed or U.S. Department of Agriculture-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.

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

Environmental

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (collectively, “environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

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

We manage compliance with federal, state and local environmental requirements at the division level with assistance from the corporate and regional legal departments, including environmental regulations related to U.S. Storm Water

Pollution Prevention, U.S. Endangered Species Act, U.S. Wetlands Permitting, NPDES Permitting, Cultural Resources, dust control measures and state and local preservation ordinances.

Health and Safety

We are committed to maintaining high standards in health and safety at all of our sites, to ensure the safety of our team members, our trade partners, our customers and prospects and the general public. That commitment is tested through our health and safety audit system that includes comprehensive twice-yearly independent third-party inspections of selected sites covering all aspects of health and safety. A key area of focus is ensuring that site conditions meet exacting health and safety standards and that subcontractor performance throughout our operating areas meets or exceeds expectations. All of our team members must complete an assigned curriculum of online safety courses each year. These courses vary according to job responsibility. In addition, groups such as construction and field personnel are required to attend additional training programs such as the Occupational Safety and Health Administration 10-hour course, First-Aid and CPR.

Information Technology

We have a centralized information technology organization with its core team located at our corporate headquarters in Scottsdale, augmented with field support technicians in key locations across the U.S. Our approach to information technology is to continuously simplify our information technology platform and consolidate and standardize applications. We believe a common application platform enables the sharing of ideas and rapid implementation of process improvements and best practices across the entire company. Our back-office operations use a fully integrated, industry recognized enterprise resource planning package. Marketing and field sales utilize a leading CRM solution that tracks leads and prospects from all sources and manages the customer communication process from lead creation through the buying process and beyond the post-warranty period. Field operations teams collaborate with the supply chain to schedule and manage development and construction projects with a set of standard and widely used homebuilding industry solutions.

Intellectual Property

We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on a recognized homebuilding heritage while emphasizing a customer-centric focus.

Employees, Subcontractors and Consultants

As of December 31, 2014, we employed 1,498 full-time equivalent persons, which includes 195 employees in our discontinued Canadian business. Of these, 1,348 were engaged in corporate and homebuilding operations, and the remaining 150 were engaged in mortgage services. As of December 31, 2014, we were not subject to collective bargaining agreements. We consider our employee relations to be good.

We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for some architectural, engineering, advertising and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.

2011 Acquisition by our Principal Equityholders

In July 2011, TPG, Oaktree and JH formed TMM Holdings to acquire TMC and Monarch from U.K. based Taylor Wimpey plc for aggregate cash consideration of approximately $1.2 billion (the “Acquisition”). In the acquisition, Class A Units of TMM Holdings were issued to TPG and Oaktree, Class J Units of TMM Holdings were issued to JH, and Class A and Class M Units of TMM Holdings were issued to were issued to various members of our Board of Directors and management.

The Acquisition was financed in part by a $620.3 million cash equity contribution by the Principal Equityholders and a $625 million senior unsecured credit facility with affiliates of TPG and Oaktree, consisting of a $500 million bridge loan facility and a $125 million incremental bridge loan facility (collectively, the “Sponsor Loan”). We repaid the $125 million bridge facility in August 2011 and repaid $350 million of the Sponsor Loan in April 2012 with a portion of the proceeds of the issuance of $550 million of 7.75% Senior Notes due 2020 (the “2020 Senior Notes”). The affiliates of TPG and Oaktree who were lenders under the Sponsor Loan caused the then remaining $150.0 million of the Sponsor Loan to be acquired by a subsidiary of TMM Holdings, and affiliates of TPG and Oaktree acquired an additional $150.0 million of limited partnership interests in TMM Holdings.

Reorganization and Initial Public Offering

In connection with the completion of the IPO, we completed a series of transactions (the “Reorganization Transactions”) in which TMHC became the indirect parent of TMM Holdings through the formation of a new Cayman Islands limited partnership, New TMM. New TMM has only a single class of partnership units, New TMM Units, which are held (as described below) by TMHC and by entities affiliated with the Principal Equityholders.

In the Reorganization Transactions:

•	TPG and Oaktree each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle,” respectively and, together, the “TPG and Oaktree Holding Vehicles”);

•	The Principal Equityholders and members of TMHC’s management and Board directly or indirectly exchanged all of their respective Class A Units, Class J Units and performance-vesting Class M Units in TMM Holdings on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same as the Class A Units (other than certain Class A Units exchanged by JH as described below), Class J Units (other than with respect to certain vesting conditions) and performance-vesting Class M Units in TMM Holdings surrendered for exchange;

•	JH exchanged a portion of its Class A Units in TMM Holdings for New TMM Units to be held by JH;

•	Members of TMHC’s management and Board exchanged all of their time-vesting Class M Units in TMM Holdings for New TMM Units with vesting terms that are substantially the same as those of the Class M Units surrendered for exchange;

•	New TMM directly or indirectly acquired all of the Class A Units, Class J Units and Class M Units in TMM Holdings outstanding prior to the Reorganization Transactions; and

•	The TPG and Oaktree Holding Vehicles directly or indirectly acquired New TMM Units.

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

In connection with the Reorganization Transactions, the TPG and Oaktree Holding Vehicles, JH and members of TMHC’s management and Board were also issued a number of shares of TMHC’s Class B Common Stock equal to the number of New TMM Units that each received. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into one share of Class A Common Stock. We granted the Principal Equityholders registration rights with respect to the resale of any such shares of Class A Common Stock that they receive in any such exchange. See Risk Factors — The Principal Equityholders have substantial influence over our business, and their interests may differ from our interests or those of our other stockholders.

In connection with the Reorganization Transactions, TMHC recorded a one-time, non-cash charge of $80.2 million (based on the IPO price of $22.00 and other factors) in respect of the modification of the Class J Units in TMM resulting from the termination of a management services agreement that was entered into in connection with the Acquisition between JH and TMM Holdings (the “JHI Services Agreement”) and the direct or indirect exchange (on a one-for-one basis) of the Class J Units for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree Holding Vehicles.

In connection with the Acquisition in July 2011, affiliates of the Principal Equityholders entered into management services agreements with TMM Holdings, Taylor Morrison Holdings, Inc. (“Taylor Morrison Holdings”) and Monarch Communities Inc. (“Monarch Communities”) relating to the provision of certain management, advisory and consulting services. In consideration of financial and structural advice and analysis made in connection with the Acquisition, Taylor Morrison Holdings and Monarch Communities paid a one-time transaction fee of $13.7 million to the Principal Equityholders and also reimbursed the Principal Equityholders for third-party, out-of-pocket expenses incurred in connection with the Acquisition, including fees, expenses and disbursements of attorneys, accountants, consultants and other advisors. In addition, as compensation for ongoing services provided by affiliates of the Principal Equityholders under the management services agreements, Taylor Morrison Holdings and Monarch Communities agreed to pay to affiliates of the Principal Equityholders an annual aggregate management fee of $5.0 million. Immediately prior to the IPO, the management services agreements were terminated in exchange for an aggregate payment pursuant to the terms of such agreements of $29.8 million split equally between TPG and Oaktree.

ITEM 1A.	RISK FACTORS

Risks related to our industry and our business

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability and cost of financing for homebuyers;

•	employment levels, job and personal income growth and household debt-to-income levels;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;

•	U.S. and global financial system and credit markets, including stock market and credit market volatility;

•	private and federal mortgage financing programs and federal and state regulation of lending practices;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•	housing demand from population growth and demographic changes (including immigration levels and trends in urban and suburban migration);

•	demand from foreign buyers for our homes, which may fluctuate according to economic circumstances in foreign markets;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;

•	real estate taxes; and

•	the supply of developable land in our markets and in the United States generally.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. During the most recent economic downturn, unfavorable changes in many of the above factors negatively affected all of the markets we serve. Economic conditions in all our markets continue to be characterized by levels of uncertainty, which has impacted business or consumer confidence in those markets. For example, fluctuations in oil and gas prices may create economic uncertainty, particularly in regions of Texas where we have significant operations. Any deterioration in economic conditions or continuation of uncertain economic conditions would have a material adverse effect on our business.

In addition, a public health issue such as a major epidemic or pandemic could adversely affect economic conditions. The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public perception of health risk. In the event of a widespread, prolonged, actual or perceived outbreak of a contagious disease, our operations could be negatively impacted by a reduction in customer traffic or other factors that could reduce demand for new homes.

Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts and fires), and other environmental conditions may delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism, or other acts of violence or threats to national security, may also have a negative effect on our business.

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

The recent improvement in housing market conditions follows a significant downturn, and the likelihood of a full recovery is uncertain in the current state of the economy. A slowdown in our business could have additional adverse effects on our operating results and financial condition.

In connection with the most recent downturn in the U.S. housing market, we incurred substantial losses, after impairments, in our U.S. operations during 2008 and 2009. Although the U.S. housing market continues to recover, we cannot predict the extent of further recovery or its timing. Some markets and submarkets have been stronger than others. We expect that such unevenness will continue, whether or not the present housing recovery progresses and prevailing conditions in various housing markets and submarkets will continue to fluctuate. These fluctuations may be significant and unfavorable. In addition, while some of the many negative factors that contributed to the housing downturn may have moderated, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions in 2015.

In addition, as a result of the recent disposition of our Canadian business, we are more exposed to economic conditions in the United States and are therefore less diversified than we were prior to the disposition. Consequently, our results of operations may be more volatile in the future than they have been historically.

Though we have taken steps to alleviate the impact of these conditions on our business, given the most recent downturn in the homebuilding industry and global economic uncertainty, there can be no guarantee that steps taken by us will continue to be effective, and to the extent the current economic environment does not improve or any improvement takes place over an extended period of time, our business, financial condition and results of operations may be adversely affected.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit remains constrained, due to various regulatory changes and lower risk appetite by lenders, with many lenders requiring increased levels of financial qualification, including lenders adhering to the new “Qualified Mortgage” requirements and ability to repay standard, and lending lower multiples of income. Investors and first-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. These buyers are a key source of our demand. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve.

During the last several years, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payments requirements and further defaults. Lending requirements and standards remain tightened and as a result, investor demand for mortgage loans and mortgage-backed securities has declined. The liquidity provided by government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, the FHA and Veterans Administration, to the mortgage industry has been very important to the housing market. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes. For instance, in March 2014, a proposal was introduced in the U.S. Senate to overhaul the mortgage market by replacing Fannie Mae and Freddie Mac with a new system of federally insured mortgage securities. The proposal may not be enacted, and its effects on the residential mortgage market are not predictable at this time. Such an overhaul may reduce the availability of residential mortgage loans or increase the cost of such loans to borrowers, which could materially and adversely affect both our homebuilding and Mortgage Operations businesses.

The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for financing the sale of our homes. In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Further restrictions are expected on FHA-insured loans, including limitations on seller-paid closing costs and concessions. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes in the U.S. In addition, changes in federal regulatory and fiscal policies relating to currently available benefits for homeowners (including a repeal of the currently available home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability to purchase homes.

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

We are often required to provide performance, payment and completion and warranty/maintenance surety bonds or letters of credit to secure the completion of our construction contracts, development agreements and other arrangements. We have obtained credit facilities to provide the required volume of performance, payment and completion and warranty maintenance surety bonds and letters of credit for our expected growth in the medium term; however, unexpected growth may require additional facilities. We may also be required to renew or amend our existing facilities. Our ability to obtain additional performance, payment and completion and warranty/maintenance surety bonds and letters of credit primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the capacity of the markets for such bonds. Performance, payment and completion and warranty/maintenance surety bond and letter of credit providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time.

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

We operate in a very competitive environment which is characterized by competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing, affiliated or in-house services, raw materials and skilled management, volume discounts, local REALTOR® and labor resources. We also compete with the resale, or “previously owned,” home market. Increased competition could cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale and the heavy discounting of home prices by some of our competitors have adversely affected demand for our homes and the results of our operations in the past and could do so again in the future. Our Mortgage Operations business competes with other mortgage lenders and title companies, including national, regional and local mortgage banks and other financial institutions, some of which are subject to fewer government regulations. Mortgage lenders who are subject to fewer regulations or have greater access to capital or different lending criteria may be able to offer more attractive financing to potential customers. If we are unable to compete effectively in our homebuilding and mortgage services markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.

Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us.

In the U.S., the unemployment rate was 5.7% as of January 2015, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 62.9% in January 2015, potentially reflecting an increased number of “discouraged workers” who have left the labor force. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

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

Increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes. Fees imposed on developers to fund schools, open spaces, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.

In addition, increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home, which in turn would adversely impact demand for and sales prices of homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results.

Inflation or deflation could adversely affect our business and financial results.

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

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a further deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on our results of operations. Declining oil and gas prices may increase the risk of significant deflation and its adverse impact on our business or financial results.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

Our quarterly operating results generally fluctuate by season and also because of the uneven delivery schedule of certain of our products and communities.

Historically, a larger percentage of our agreements of sale have been entered into in the winter and spring. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability. Seasonal natural disasters such as hurricanes, tornadoes, floods and fires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues.

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

Due to economic conditions in the U.S. in recent years, including increased amounts of home and land inventory that entered certain U.S. markets from foreclosure sales or short sales, the market value of our land and home inventory was negatively impacted prior to 2011. Write-downs and impairments have had an adverse effect (and any further write-downs may also have an adverse effect) on our business, financial condition and operating results. We recorded no inventory impairments in 2011, 2012, 2013 or the year ended December 31, 2014. In 2011, the carrying value of all of our land was adjusted to its fair market value as of the date of the Acquisition. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Further material write-downs and impairments in the value of our inventory may be required, and we may in the future sell land or homes at a loss, which could adversely affect our results of operations and financial condition.

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

Key employees, including management team members, are fundamental to our ability to obtain, generate and manage opportunities. Key employees working in the homebuilding and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge are not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial conditions and operating results. In addition, we do not maintain key person insurance in respect of any member of our senior management team. The loss of any of our management members or key personnel could adversely impact our business, financial condition and operating results.

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

The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the housing industry. We are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities.

Certain states, cities and counties in which we operate have in the past approved, or approved for inclusion on their ballot, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. These measures may reduce our ability to open new home communities and to build and sell homes in the affected markets, including with respect to land we may already own, and create additional costs and administration requirements, which in turn may harm our future sales, margins and earnings. A further expansion of these measures or the adoption of new slow-growth, no-growth or other similar programs could exacerbate such risks.

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

Governmental regulation affects not only construction activities but also sales activities, mortgage lending activities and other dealings with consumers. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building homes and the sale price to our buyers, and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

Our Mortgage Operations business may be adversely affected by changes in governmental regulation and other risks associated with acting as a mortgage lender.

While we intend for the loans originated by TMHF, our Mortgage Operations business, to typically be held for no more than 20 days before being sold on the secondary market, if TMHF is unable to sell loans into the secondary mortgage market or directly to large secondary market loan purchasers such as Fannie Mae and Freddie Mac, TMHF would bear the risk of being a long-term investor in these originated loans. Mortgage lending is subject to credit risks associated with the borrowers to whom the loans are extended and an increase in default rates could have a material and adverse effect on our business. Being required to hold loans on a long-term basis would also negatively affect our liquidity and could require us to use additional capital resources to finance the loans that TMHF is extending. In addition, although mortgage lenders under the mortgage warehouse facilities TMHF currently uses to finance our lending operations normally purchase our mortgages within 20 days of origination, if such mortgage lenders default under these warehouse facilities TMHF would be required to fund the mortgages then in the pipeline. In such case, amounts available under our Restated Revolving Credit Facility (as defined below) and cash from operations may not be sufficient to allow TMHF to provide financing required by our business during these times.

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

Our operations are concentrated in California, Colorado, Arizona, Texas and Florida. Some or all of these regions could be affected by:

•	severe weather;

•	natural disasters;

•	shortages in the availability or increased costs in obtaining land, equipment, labor or building supplies;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.

Due to the concentrated nature of our operations, negative factors affecting one or a number of these geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. The markets we operate in may also depend, to a degree, on certain sectors of the economy and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities, particularly in Texas.

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

We have investments in and commitments to certain unconsolidated joint ventures with related and unrelated strategic partners to acquire and develop land and, in some cases, build and deliver homes. To finance these activities, our unconsolidated joint ventures often obtain loans from third-party lenders that are secured by the unconsolidated joint venture’s assets. To the extent any of our joint ventures default on obligations secured by the assets of such joint venture, the assets could be forfeited to third-party lenders.

We have provided non-recourse carve-out guarantees to certain third-party lenders to our unconsolidated joint ventures (i.e. guarantees of losses suffered by the lender in the event that the borrowing entity or its equity owners engage in certain conduct, such as fraud, misappropriation of funds, unauthorized transfers of the financed property or equity interests in the borrowing entity, or the commencement of a voluntary bankruptcy case by the borrowing entity, or the borrowing entity violates environmental law, or hazardous materials are located on the property, or under other circumstances provided for in such guarantee or indemnity). In the future, we may provide other guarantees and indemnities to such lenders, including secured guarantees, in which case we may have increased liability in the event that a joint venture defaults on its obligations to a third party.

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

In addition, breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including confidential information about our employees, consumers who view our homes, homebuyers, mortgage loan borrowers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our business, financial condition and results of operations. In addition, the costs of maintaining adequate protection against such threats, as they develop in the future (or as legal requirements related to data security increase) could be material.

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

For example, our recent disposition of Monarch requires the separation of our operations and personnel from those of Monarch, as well as our performance of the related transition services agreement. This creates additional expense and requires the allocation of management resources. We provided a customary indemnity to Monarch under the transition services agreement, which could create further expense. The disposition may result in decreased earnings, revenue or cash flow and may have a material adverse effect on our liquidity, which may materially and adversely affect our business, financial conditions and operating results. The disposition may also result in lost synergies that could negatively impact our balance sheet, income statement and cash flows.

We cannot guarantee that we will be able to successfully integrate any company or business that we might acquire in the future, and our failure to do so could harm our current business.

In addition, we may not realize the anticipated benefits of these transactions and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or come to light after the expiry of warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and operating results. We may not able to manage the risks associated with these transactions and the effects of such transactions, which may materially and adversely affect our business, financial conditions and operating results.

We have defined benefit and defined contribution pension schemes to which we may be required to increase our contributions to fund deficits.

We provide retirement benefits for former and certain of our current employees through a number of defined benefit and defined contribution pension schemes. Certain of these plans are no longer available to new employees. As of December 31, 2014, we had recorded a deficit of $10.2 million in our defined benefit pension plans. This deficit may increase, and we may be required to increase contributions to our plans in the future, which may materially and adversely affect our liquidity and financial condition.

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

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, storm water run-off, the presence of and exposure to asbestos, the handling of hazardous materials and the cleanup of contaminated sites. We may be liable for the costs of removal, investigation or remediation of hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use. Although we are not aware of any projects requiring material remediation activities by us as a result of historical contamination, no assurances can be given that material claims or liabilities relating to such developments will not arise in the future.

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

We fund our operations from cash from operations, capital markets financings and borrowings under our Restated Revolving Credit Facility and other credit facilities. Volatile economic conditions and the constriction of the capital markets could reduce the sources of liquidity available to us and increase our costs of capital. If the size or availability of our banking facilities is reduced in the future, or if we are unable to renew existing facilities in the future on favorable terms, it would have an adverse effect on our liquidity and operations.

As of December 31, 2014, we had $252.3 million of debt maturing in the next 12 months. We believe we can meet this and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if industry or economic conditions deteriorate. The future effects on our business, liquidity and financial results of these conditions could be adverse, both in the ways described above and in other ways that we do not currently foresee.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

We have a substantial amount of debt. As of December 31, 2014, the total principal amount of our debt (including $160.8 million of indebtedness of TMHF) was $1.7 billion. Our substantial debt could have important consequences for the holders of our common stock, including:

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

Restrictive covenants in the indentures governing our 2020 Senior Notes, our 2021 Senior Notes and the agreements governing our Restated Revolving Credit Facility and other indebtedness may restrict our ability to pursue our business strategies.

The indentures governing our 2020 Senior Notes, our 2021 Senior Notes (as defined below) and the agreement governing our Restated Revolving Credit Facility limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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

The agreement governing the Restated Revolving Credit Facility contains certain “springing” financial covenants requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The agreement governing the Restated Revolving Credit Facility also contains customary restrictive covenants, including limitations on incurrence of liens, the payment of dividends and other distributions, the making of asset dispositions, investments, sale and leasebacks, and limitations on debt payments and amendments. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

The restrictions contained in the indentures governing all of our Senior Notes and the agreement governing our Restated Revolving Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

A breach of any of the restrictive covenants under the agreements governing our Restated Revolving Credit Facility or any of our Senior Notes could allow for the acceleration of both the Restated Revolving Credit Facility and the Senior Notes. If the indebtedness under our Restated Revolving Credit Facility or the Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report.

We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

The expansion and development of our business may require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. During 2014, 2013 and 2012 we made expenditures for land and development of $1.0 billion, $897.1 million and $656.9 million, respectively.

During the next 12 months, we expect to meet our cash requirements with existing cash and cash equivalents, cash flow from operations (including sales of our homes and land), proceeds from the disposition of Monarch and borrowings under our Restated Revolving Credit Facility. We may fail to generate sufficient cash flow from the sales of our homes and land to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

Risks related to our structure and organization

TMHC’s only asset is its interest in TMM Holdings II Limited Partnership (“New TMM”), and accordingly it is dependent upon distributions from New TMM to pay dividends, if any, taxes and other expenses. New TMM is a holding company with no operations of its own and, in turn, relies on distributions from TMM Holdings and its operating subsidiaries.

TMHC is a holding company and has no assets other than its ownership, directly or indirectly, of New TMM Units. TMHC has no independent means of generating revenue. TMHC intends to cause New TMM to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by TMHC. To the extent that TMHC needs funds, and New TMM is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect TMHC’s liquidity and financial condition. In addition, New TMM has no direct operations and derives all of its cash flow from TMM Holdings and its subsidiaries. Because the operations of TMHC’s business are conducted through subsidiaries of TMM Holdings, New TMM is dependent on those entities for dividends and other payments to generate the funds necessary to meet the financial obligations of New TMM. Legal and contractual restrictions in the agreements governing the Restated Revolving Credit Facility, certain of the Senior Notes and other debt agreements governing current and future indebtedness of New TMM’s subsidiaries, as well as the financial condition and operating requirements of New TMM’s subsidiaries, may limit TMHC’s ability to obtain cash from New TMM’s subsidiaries. The earnings from, or other available assets of, New TMM’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to TMHC to enable TMHC to pay any dividends on the Class A Common Stock, taxes and other expenses.

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

We are a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange as a result of the ownership position and voting rights of our Principal Equityholders. A “controlled company” is a company of which more than 50% of the voting power is held by an individual, group or another company. More than 50% of our voting power is held by the TPG and Oaktree Holding Vehicles. As a controlled company, we are entitled to elect, and have elected, not to comply with certain corporate governance rules of the New York Stock Exchange that would otherwise require the Board of Directors to have a majority of independent directors and our compensation and nominating and governance committees to be comprised entirely of independent directors, have written charters addressing such committees’ purposes and responsibilities and perform an annual evaluation of such committees. Accordingly, holders of our Class A Common Stock do not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange and the ability of our independent directors to influence our business policies and affairs may be reduced.

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

Failure to maintain effective internal control over financial reporting could have an adverse effect on our business, operating results and the trading price of our securities.

As a public company we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, it could lead to material misstatements in our financial statements, we may be unable to meet our disclosure obligations and investors could lose confidence in our reported financial information. Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities.

Provisions in our charter and bylaws and provisions of Delaware law may delay or prevent our acquisition by a third party, which might diminish the value of our Class A Common Stock. Provisions in our debt agreements may also require an acquirer to refinance our outstanding indebtedness if a change of control occurs.

In addition to the TPG and Oaktree Holding Vehicles holding a majority of the voting power of TMHC, our amended and restated certificate of incorporation and our bylaws contain certain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable, including the following, some of which may only become effective when the TPG and Oaktree Holding Vehicles no longer beneficially own shares representing 50% or more of the combined voting power of our common stock (the “Triggering Event”):

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

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law, except that they provide that the TPG and Oaktree Holding Vehicles and their respective affiliates and transferees will not be deemed to be “interested stockholders,” and accordingly will not be subject to such restrictions.

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

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. The lease on this facility covers a space of approximately 24,000 square feet and expires in June 2018. We lease approximately 12 other properties for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Homebuilding Operations — Land Acquisition Policies and Development.

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

Market Information

The Company lists its Class A Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 27, 2015 the Company had one holder of record of our Class A Common Stock. The following table sets forth for the quarters indicated the range of high and low trading for the Company’s common stock during fiscal year ended:

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	26.09	$24.13	$22.81	$19.89
Low	19.67	20.04	16.22	15.13

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	N/A	$26.89	$25.89	$23.40
Low	N/A	23.04	19.96	20.02

The Company’s Class B Common Stock is not listed on a securities exchange. On February 27, 2015 the Company had 38 holders of our Class B Common Stock. For details on the Class B Common Stock see Note 13 — Stockholders’ Equity — Reorganization Transactions in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

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

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding from April 10, 2013 to December 31, 2014

	4/10/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
TMHC	$100.00	$105.82	$98.31	$97.44	$102.00	$97.31	$70.40	$81.99
S&P 500	100.00	101.17	105.91	116.42	117.93	123.46	124.22	129.68
S&P Homebuilding	100.00	99.92	103.96	113.15	110.64	111.36	100.67	116.13

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

Any future determination as to our dividend policy will be made at the discretion of the Board of Directors of TMHC and will depend upon many factors, including the covenants governing our Restated Revolving Credit Facility and certain of our Senior Notes that limit our ability to pay dividends to stockholders and other factors the Board of Directors of TMHC deem relevant. For further information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — 2020 Senior Notes, — 2021 Senior Notes and — Revolving Credit Facility.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating data at and for each of the five fiscal years ending December 31, 2014. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, listed in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

	TMHC				Predecessor (1)
	Year Ended December 31,			July 13 to December 31, 2011	January 1 to July 12, 2011	Year Ended December 31, 2010
	2014	2013	2012
(Dollars in thousands, except per share amounts)

Statements of Operations Data:
Total revenues	$2,708,432	$1,916,081	$1,041,182	$409,442	$341,452	$722,740
Gross margin	$566,246	$415,865	$206,641	$76,234	$63,923	$132,009
Income tax provision (benefit)	$76,395	$(23,810)	$(284,298)	$(12,005)	$4,229	$(40,240)
Net income from continuing operations	$225,599	$28,355	$355,955	$707	$7,670	$7,769
Income from discontinued operations – net of tax	$41,902	$66,513	$74,893	$26,060	$42,350	$82,833
Net income before allocation to non-controlling interests	$267,501	$94,868	$430,848	$26,767	$50,020	$90,602
Net (income) loss attributable to non-controlling interests – joint ventures	$(1,648)	$131	$(28)	$(1,178)	$(4,122)	$(3,235)

Net income before non-controlling interests – Principal Equityholders	$265,853	$94,999	$430,820	$25,589	$45,898	$87,367
Net (income) loss from continuing operations attributable to non-controlling interests – Principal Equityholders	$(163,790)	$1,442	$(355,927)	$471	$(3,548)	$(4,534)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders (2)	$(30,594)	$(51,021)	$(74,893)	(26,060)	$(42,350)	$(82,833)

Net income available to Taylor Morrison Home Corporation	$71,469	$45,420	$—	$—	$—	$—

Earnings per common share:
Basic
Income from continuing operations	$1.83	$0.91	N/A	N/A	N/A	N/A
Discontinued operations – net of tax (2)	$0.34	$0.47	N/A	N/A	N/A	N/A

Net income available to Taylor Morrison Home Corporation	$2.17	$1.38	N/A	N/A	N/A	N/A
Diluted
Income from continuing operations	$1.83	$0.91	N/A	N/A	N/A	N/A
Discontinued operations – net of tax (2)	$0.34	$0.47	N/A	N/A	N/A	N/A

Net income available to Taylor Morrison Home Corporation	$2.17	$1.38	N/A	N/A	N/A	N/A
Weighted average number of shares of common stock:
Basic	32,937	32,840	N/A	N/A	N/A	N/A
Diluted	122,313	122,319	N/A	N/A	N/A	N/A

(1)	The selected financial data as of and for the year ended December 31, 2010 and for the period from January 1, 2011 to July 12, 2011 have been derived from the financial statements of our predecessor, Taylor Woodrow Holdings (USA), Inc., now known as Taylor Morrison Communities, Inc. The predecessor period financial statements have been prepared using the historical cost basis of accounting that existed prior to the Acquisition in accordance with U.S. GAAP. The successor period financial statements for periods ending subsequent to July 13, 2011 (the date of the Acquisition) are also prepared in accordance with U.S. GAAP, although they reflect adjustments made as a result of the application of purchase accounting in connection with the Acquisition. As a result, the financial information for periods subsequent to the date of the Acquisition is not necessarily comparable to that for the predecessor periods.
(2)	See Notes 1 and 4 to Notes to the Consolidated Financial Statements for information regarding our disposition of Monarch and our treatment of that segment as discontinued operations.

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (at period end):
Cash and cash equivalents, excluding restricted cash	$234,217	$193,518	$111,083	$103,367	$42,322
Real estate inventory	2,518,321	2,012,580	1,366,902	794,881	798,030
Total assets	4,133,113	3,438,558	2,738,056	1,671,067	1,527,324
Total debt	1,737,106	1,257,730	969,499	568,967	567,202
Total stockholders’ equity	1,777,161	1,544,901	1,204,575	628,565	465,529
Operating Data (for the period ended):
Average active selling communities	206	158	108	120	127
Net sales orders (units)	5,728	5,018	3,738	2,564	2,319
Home closings (units)	5,642	4,716	2,933	2,327	2,570
Average sales price of homes delivered	$464	$394	$336	$306	$274
Backlog at the end of period (value)	$1,099,767	$987,754	$716,033	$259,391	$170,503
Backlog at the end of period (units)	2,252	2,166	1,864	740	503

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, and Texas. Our homes appeal to entry-level, move-up, 55+ and luxury homebuyers, with a focus on move-up customers in high-growth markets. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into ten homebuilding operating divisions, and a mortgage division, which are managed as three reportable segments: East, West and Mortgage Operations, as follows:

East	Houston (which includes a Taylor Morrison division and a Darling Homes division), Austin, Dallas, North Florida and West Florida
West	Phoenix, Northern California, Southern California and Denver
Mortgage Operations	Mortgage and Financial Services (TMHF)

We offer single family attached and/or detached homes and revenue is recognized when the homes are completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development and the construction costs of the homes we sell.

Our Mortgage Operations reportable segment provides financial services to customers in the United States through our wholly owned mortgage subsidiary, TMHF. Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

On January 28, 2015, we completed the sale of our Monarch business for total proceeds of approximately CAD $570 million. Through this strategic sale, we were able to capture what we believe was an attractive valuation for this asset at a time when market dynamics are changing. By exiting the Canadian business, we will focus solely on U.S. operations, where we believe we can reinvest proceeds from the sale of Monarch in new and existing markets to generate higher returns to maximize shareholder value.

Industry Overview and Current Market Developments

We believe that a fundamental housing recovery is still underway on a national basis, driven by consumers who are increasingly optimistic about their economic prospects, and we believe the recovery is supported by certain positive economic and demographic factors, including decreasing unemployment, increasing home values, improving household balance sheets, declines in new and existing for-sale home inventory and low interest rates supporting affordability and home ownership. While we were encouraged by certain positive and improved trends during 2014, several challenges still exist that may impact the speed of the recovery, such as lingering unemployment concerns, stagnation in real wages and real or perceived personal wealth, national and global economic uncertainty and a continuing restrictive mortgage lending environment. We are additionally challenged by shortages in the labor supply, specifically as it relates to qualified tradespeople. Nevertheless, we believe we are in an upward business cycle in most of our markets as the ability to deliver homes to prospective buyers still lags behind demand and the availability of new and pre-owned homes remains constrained.

Land Acquisition and Development

Because the housing market is cyclical, and home price movement between the peak and trough of the cycle can be significant, we seek to adhere to our core operating principles through these cycles to drive consistent long-term performance.

Based on our current land position, we expect to drive revenue by opening new communities from our existing land supply. We believe land supply provides us with the opportunity to increase community count prospectively. We also currently own or have an option to purchase the majority of the land on which we expect to close homes during 2015. During the next twelve months we expect to open communities in geographic markets in line with consumer demand.

Our approach in allocating capital and managing our land portfolio has been to acquire assets that have attractive characteristics, including good access to schools, shopping, recreation and transportation facilities. In connection with our overall land inventory management process, our management team reviews these considerations, as well as other financial metrics, in order to decide the highest and best use of our capital.

We intend to maintain a consistent approach to land positioning within our regions, markets and communities in the foreseeable future in an effort to concentrate a greater amount of our land inventory in areas that have the attractive characteristics referred to above. We also intend to continue to combine our land development expertise with our homebuilding operations to increase the flexibility of our business, to enhance our margin performance and to control the timing of delivery of lots. From time to time, we may sell land in our communities if we believe it is best for our overall operations. We do not expect such sales to have a significant effect on our overall results, but they may impact our overall gross margins.

We will continue to identify the preferences of our customer and demographic groups and offer them innovative, high-quality homes that are efficient and profitable to build. To achieve this goal, we conduct market research to determine preferences of our customer groups.

We will also seek to grow through selective acquisitions in both existing markets and new markets that exhibit positive long-term fundamentals.

2014 Highlights

Key financial results as of and for the year ended December 31, 2014 are as follows:

•	U.S. community count increased 30% to 206 average communities from 158 year-over-year

•	Net sales orders in the U.S. increased 14% to 5,728

•	U.S. average monthly absorption pace was 2.3 compared to 2.6 in the prior year

•	U.S. cancellations as a percentage of gross sales orders was 13.2% compared to 14.3% in the prior year

•	Home closings in our U.S. operations increased 20% to 5,642

•	Average prices of homes closed in the U.S. increased 18% to $464,000

•	Mortgage Operations reported gross profit of $16 million on revenue of $35 million

Factors Affecting Comparability of Results

You should read this Management’s Discussion and Analysis of our Financial Condition and Results of Operations in conjunction with our historical consolidated financial statements included elsewhere in this Annual Report. The primary factor that affects the comparability of our results operations is the disposal of our Monarch business. For all periods presented, the results and assets and liabilities of Monarch are included in discontinued operations. In addition to the impact of the matters discussed in the Risk Factors listed in Item 1A of this Annual Report, our future results could differ materially from our historical results due to the disposition of our Monarch business in early 2015, our IPO in 2013 and the acquisition of Darling in 2012.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report relating to “adjusted home closings gross margins.”

Adjusted home closings gross margins

We calculate adjusted home closings gross margin from U.S. GAAP gross margin by adding impairment charges, if any, attributable to the write-down of communities, and the amortization of capitalized interest through cost of home closings. We evaluate adjusted home closings gross margin, which is calculated by adding back to home closings gross margin the capitalized interest amortization related to the homes closed. Management uses adjusted home closings gross margin to evaluate our operational and economic performance on a consolidated basis as well as the operational and economic performance of our segments. We believe adjusted home closings gross margin is relevant and useful to investors for evaluating our overall financial performance. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measure as a measure of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results are critical accounting policies and are described below.

Revenue Recognition

Home Closings Revenue, net

Home closings revenue is recorded using the completed-contract method of accounting at the time each home is closed, delivered, title and possession are transferred to the buyer, we have no significant continuing involvement with the home, risk of loss has transferred, and the buyer has demonstrated sufficient initial and continuing investment in the property. A home is considered closed when escrow closes and funds have transferred from the buyer or mortgage company to us.

We typically grant our homebuyers certain sales incentives, including cash discounts, incentives on options included in the home, option upgrades, and seller-paid financing or closing costs. Incentives and discounts are accounted for as a reduction in the sales price of the home, and home closings revenue is shown net of discounts. We also receive rebates from certain vendors and these rebates are accounted for as a reduction to cost of home closings.

Land Closings Revenue

Land closings revenue is recognized when title is transferred to the buyer, we have no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sale is deferred until these conditions are met.

Mortgage Operations Revenue

Loan origination revenue (including title fees, points, closing costs) is recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, within than 20 business days, on a non-recourse basis. Since TMHF does not have continuing involvement with the transferred assets, we derecognize the mortgage loans at the time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale.

Real Estate Inventory Valuation and Costing

Inventory consists of land, land under development, homes under construction, completed homes, and model homes, which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes.

We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. These cash flows are significantly impacted by various estimates of sales prices, construction costs, sales pace, and other factors. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage.

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

Our estimate of undiscounted cash flows from these communities may change with market conditions and could result in a need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. Several factors could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized in the community, the rate at which the homes are sold and changes in the costs incurred to develop lots and construct homes. Pricing and incentive levels are often interrelated with sales pace within a community, and price reductions generally lead to an increase in sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions worsen in the broader economy, the homebuilding industry or specific markets in which we operate, and as we re-evaluate specific community pricing and incentives, construction and development plans and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. For assets that are currently “mothballed” (i.e., strategic long-term land positions not currently under development or subject to an active selling effort), assumptions are based on current development plans and current price pace and house costs of similar communities. These evaluations may result in additional impairment charges.

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase and concluding with the sale, construction and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or as finished lots.

We capitalize certain interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is delivered or when the related inventory is charged to cost of sales.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves

We have certain deductible amounts under our workers’ compensation, automobile and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for construction defects. We also generally require our sub-contractors and design professionals to indemnify us for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva, which provides insurance coverage for construction defects discovered during a period of time up to ten years following the sale of a home, coverage for premise operations risk, and property coverage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to various factors, such as claim settlement patterns, litigation trends and the length of time in which a construction defect claim might be made after the closing of a home.

We offer warranties on homes that generally provide for a limited one-year warranty to cover various defects in workmanship or materials or to cover structural construction defects. We may also facilitate a longer warranty in certain markets or to comply with regulatory requirements. Warranty reserves are recorded as each home closes in an amount estimated to be adequate to cover expected future costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in each sale arrangement, so it is accounted for in accordance with ASC Topic 450, “Contingencies.” In accordance with ASC 450, warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. Thus, the warranty would not be considered a separate deliverable in the arrangement since it is not priced apart from the home. As a result, we accrue the estimated costs to fulfill the warranty obligation in accordance with ASC 450 at the time a home closes, as a component of cost of home closings.

Our reserves are based on factors that include an actuarial study for historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders.

We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance and warranty reserves are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Investments in Unconsolidated Entities and Variable Interest Entities (VIEs)

We are involved in joint ventures with related and unrelated third parties for homebuilding activities. We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in income of unconsolidated entities when earned and distributions are credited against its investment in the joint venture when received. These joint ventures are recorded in investments in unconsolidated entities on the Consolidated Balance Sheets.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, “Consolidation,” we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our Consolidated Financial Statements and reflect such assets and liabilities as real estate not owned under option agreements within our inventory balance in the accompanying Consolidated Balance Sheets.

Stock Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. These models require the input of highly subjective assumptions. This guidance also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

In accordance with ASC Topic 740-10, “Income Taxes,” we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating loss (“NOL”) carryforwards by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives.

Results of Operations

The following table sets forth our results of operations:

(Dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Statements of Operations Data:
Home closings revenue, net	$2,619,558	$1,857,950	$986,198
Land closings revenue	53,381	27,760	33,123
Mortgage operations revenue	35,493	30,371	21,861

Total revenues	$2,708,432	$1,916,081	$1,041,182
Cost of home closings	2,082,819	1,457,454	795,979
Cost of land closings	39,696	26,316	27,296
Mortgage operations expenses	19,671	16,446	11,266

Gross margin	$566,246	$415,865	$206,641
Sales, commissions and other marketing costs	168,897	127,419	70,398
General and administrative expenses	81,153	77,198	41,867
Equity in income of unconsolidated entities	(5,405)	(2,895)	(1,214)
Interest expense (income), net	1,160	842	(758)
Other expense, net	18,447	2,842	3,704
Loss on extinguishment of debt	—	10,141	7,953
Indemnification and transaction expenses	—	195,773	13,034

Income from continuing operations before income taxes	$301,944	$4,545	$71,657
Income tax provision (benefit)	76,395	(23,810)	(284,298)

Net income from continuing operations	$225,599	$28,355	$355,955
Income from discontinued operations – net of tax	41,902	66,513	74,893

Net income before allocation to non-controlling interests	$267,501	$94,868	$430,848
Net (income) loss attributable to non-controlling interests – joint ventures	(1,648)	131	(28)

Net income before non-controlling interests – Principal Equityholders	$265,853	$94,999	$430,820
Net (income) loss from continuing operations attributable to non-controlling interests – Principal Equityholders	(163,790)	1,442	(355,927)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	(30,594)	(51,021)	(74,893)

Net income available to Taylor Morrison Home Corporation	$71,469	$45,420	$—

Gross margin as a % of revenue from home closings	21.6%	22.4%	21.0%
Adjusted home closings gross margin	23.0%	23.4%	21.2%
Sales, commissions and other marketing costs as a % of revenue from home closings	6.4%	6.9%	7.1%
General and administrative expenses as a % of revenue from home closings	3.1%	4.2%	4.2%
Average sales price per home closed	$464	$394	$336

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Average Active Selling Communities

	Year Ended December 31,
	2014	2013	Change
East	151	121	24.8%
West	55	37	48.6

Total	206	158	30.4%

Consolidated:

Average active selling communities increased 30.4%, primarily due to significant additions in our West Florida and Phoenix divisions. We opened new communities and completed existing communities throughout all of our markets during 2014. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

East:

The number of average active selling communities in the East segment increased, primarily due to the opening of 28 new communities in West Florida. Sales pace in the East segment decreased to 2.1 homes per month per community for the year ended December 31, 2014 from 2.2 homes per month per community in the prior year period. Timing of community openings and our continued efforts to increase sales prices and margins in order to maximize returns in our communities were the main reasons for the decrease in sales pace for the year ended December 31, 2014.

West:

The number of average active selling communities in the West segment increased due to 19 new community openings in our Phoenix division and 17 new community openings in our Northern California division.

Net Sales Orders

	Year Ended December 31, (1)
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	3,743	3,255	15.0%	$1,544,996	$1,266,461	22.0%	$413	$389	6.2%
West	1,985	1,763	12.6	1,060,129	839,764	26.2	534	476	12.2

Total	5,728	5,018	14.1%	$2,605,125	$2,106,225	23.7%	$455	$420	8.3%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers.

Consolidated:

The increase in the value of sales orders, average selling prices and the number of net homes sold in 2014 compared to 2013 was driven by consumer demand, prompting an increase in active selling communities. Consumer demand increased as a result of historically low interest rates and stabilizing macroeconomic conditions relative to the prior comparable period.

East:

The number of net homes sold increased as a result of the timing and quality of our new community openings. Due to continued improvement throughout the East segment markets in 2014, we increased the average selling price of net homes sold in the East segment by 6.2% to $413,000, resulting in an increase in sales value of net homes sold of 22.0%.

In particular, our homebuilding divisions in Houston and West Florida have benefited from these factors, resulting in an increase in the number of units sold and related revenue from the year ended December 31, 2014 over the prior comparable period.

West:

Net sales orders increased both in units and in sales value in 2014 compared to 2013 due to an increase in average active selling outlets. We increased the average selling price of net homes sold in the West segment by 12.2% to $534,000, resulting in an increase in sales value of net homes sold of 26.2% in 2014. Sales pace in the West segment decreased to 3.0 homes per month per community for the year ended December 31, 2014 from 4.0 homes per month per community in the 2013 period. The decrease in sales pace for the current period is primarily due to the Phoenix division, where our pace declined year over year to 2.3 from 3.9 and the Denver division, where our pace declined to 2.2 from 2.8. We actively manage the availability of product and timing of releases in order to help us achieve our profitability metrics and not sacrifice profitability for volume. We continue to see strong demand in our California markets. Average selling price increased year over year due to the introduction of higher end product in Southern California and Phoenix.

Sales Order Cancellations—Units

	Year Ended December 31,
	Cancelled Sales Orders		Cancellation Rate (1)
	2014	2013	2014	2013
East	519	533	12.2%	14.1%
West	354	306	15.1	14.8

Total/weighted average	873	839	13.2%	14.3%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

We believe a favorable financing market, our use of prequalification criteria through TMHF and increased earnest money deposits help us maintain a low cancellation rate. Our overall cancellation rate decreased from 2013 to 2014. The decrease in the cancellation rate from 2013 to 2014 was most notably related to higher deposit requirements year over year throughout our Texas divisions, primarily in new communities and/or new phases within existing communities.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,709	1,544	10.7%	$806,848	$667,725	20.8%	$472	$432	9.3%
West	543	622	(12.7)	292,919	320,029	(8.5)	539	515	4.7

Total	2,252	2,166	4.0%	1,099,767	987,754	11.3%	$488	$456	7.0%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Consolidated:

Backlog value and units increased as a result of an increase in average sales price and increase in net sales orders.

East:

In the East segment, backlog value increased as a result of price appreciation, maximizing lot premiums, controlled lot releases in certain communities and a product mix change to homes with a higher sales value. The East increase in backlog is consistent with our increases in homes sold and new community openings year over year.

West:

Backlog units and dollars decreased year over year due to a decline in sales pace. Backlog in Phoenix is down year over year due to a decline in sales pace from 2013 as a result of moderating growth. Backlog in Southern California decreased year over year due to an increase in average selling prices which have slower selling paces than lower priced product.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Sales Value (1)			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	3,578	2,913	22.8%	$1,504,141	$1,094,578	37.4%	$420	$376	11.7%
West	2,064	1,803	14.5	1,115,417	763,372	46.1	540	423	27.7

Total	5,642	4,716	19.6%	$2,619,558	$1,857,950	41.0%	$464	$394	17.8%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.

Consolidated:

For the year ended December 31, 2014 compared to 2013, there was an increase in the number of homes closed, the sales value of homes closed and average selling price.

East:

The number of homes closed increased as a result of the increase in homes sold during the same period, which was partially attributable to the volume of new community openings. Due to continued improvement throughout the East segment markets in 2014, we were able to increase the average selling price of homes closed in the East segment by 11.7% to $420,000, resulting in an increase in sales value of homes closed of 37.4%. This increase is a result of a combination of product mix and price appreciation. These market improvements, as well as favorable homebuyer reception of communities opened subsequent to December 31, 2013, contributed to closing revenue increases. In particular, homes closed in 2014 in our West Florida, Houston and Dallas markets surpassed that in the prior year period by a significant amount, driving both units and dollars higher as consumer demand for move-up product benefited our communities in these markets. Overall, the improvement in East segment home closings revenue and sales value has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings. Management in the region continues to maximize sales prices where possible through market-driven product offerings as market conditions allow.

West:

The sales value of homes closed increased by 46.1%, driven by an increase in average selling price. Homes closed in 2014 in our Northern and Southern California markets surpassed those in the prior year period by a significant amount, driving both units and dollars higher as consumer demand for move-up product benefited our communities in these markets. In the segment as a whole, we were able to increase our average selling price of homes closed by 27.7%, to $540,000 in the year ended December 31, 2014, driven primarily by a shift to more move up and higher priced product. We continue to optimize sales prices where possible through market-driven product offerings as market conditions allow.

Land Closings Revenue

	Year Ended December 31,
(In thousands)	2014	2013	Change
East	$52,456	$22,720	130.9%
West	925	5,040	(81.6)

Total	$53,381	$27,760	92.3%

Since we generally do not purchase land for future sales, land and lot sales occur at various intervals and varying degrees of profitability depending on the need for such property in our business strategy. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Segment Home Closings Gross Margins

The following table sets forth a reconciliation between our home closings segment gross margins and our corresponding segment adjusted home closings gross margins. See — Non-GAAP Measures — Adjusted home closings gross margins.

	East		West		Total
	For the Year Ended December,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Home Closings
Home closings revenue	$1,504,141	$1,094,578	$1,115,417	$763,372	$2,619,558	$1,857,950
Cost of home closings	1,176,288	867,053	906,531	590,401	2,082,819	1,457,454

Home closings gross margin	327,853	227,525	208,886	172,971	536,739	400,496
Capitalized interest amortization	28,495	15,310	36,603	18,837	65,098	34,147

Adjusted home closings gross margin	$356,348	$242,835	$245,489	$191,808	$601,837	$434,643

Home closings gross margin %	21.8%	20.8%	18.7%	22.7%	20.5%	21.6%
Adjusted home closings gross margin %	23.7%	22.2%	22.0%	25.1%	23.0%	23.4%

Consolidated:

Our consolidated 2014 adjusted home closings gross margin percentage, decreased slightly compared to 2013. Product mix continues to impact margin, as an increase in sales in our California divisions generated significantly higher home closings gross margin dollars per home but lower margin rate. We are also experiencing higher land and development costs as we close homes related to legacy holdings. The legacy holdings have lower carrying costs and as a result home closings gross margin percentage is decreasing as those legacy holdings are at a reduced proportion of our overall mix.

East:

We experienced increases in home closings gross margin and adjusted home closings gross margin dollars and rates in our Dallas, Houston (Taylor Morrison and Darling), West Florida and North Florida markets. The recovery and stabilization of the West Florida market has generated sustained customer demand in the Tampa and Ft. Myers areas, which has allowed us to leverage a low cost basis land supply and home price increases to achieve higher margins.

West:

The home closings gross margin percentage and adjusted home closings gross margin percentage decreased in 2014 compared to 2013 primarily due to an increase in the percentage of homes closed in California versus Phoenix where the margin rate is lower though margin dollars are significantly higher. In addition, the impact of increased land acquisition pricing and increases in commodity and labor pricing for self-developed lots over the past few years continued to pressure margin rates in 2014.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF. The following is a summary of mortgage operations gross margin:

	Year Ended December 31,
(In thousands)	2014	2013
Mortgage operations revenue	$35,493	$30,371
Mortgage operations expense	19,671	16,446

Mortgage operations gross margin	$15,822	$13,925

Mortgage operations margin %	44.6%	45.8%

Our Mortgage Operations segment’s revenue increased due primarily to increased closings volume and average loan amounts, while gross margin percentage decreased period over period due to increases in underwriting costs.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the last two years:

	TMHF Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
December 31, 2014	3,312	$1,097.7	74%
December 31, 2013	2,828	850.8	78

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage, for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. Our capture rate decreased in 2014 as a result of the lagging effects of transitioning our Darling operations to TMHF from their legacy mortgage provider. In 2014 and 2013, the average FICO score of customers who obtained mortgages through TMHF was 742 and 739, respectively.

Sales, Commissions and Other Marketing Costs

As a percentage of home closings revenue, sales commissions and other marketing costs decreased to 6.4% in 2014 from 6.9% in 2013. For the year ended December 31, 2014 and 2013, sales, commissions, and other marketing costs such as advertising and sales office expenses were $168.9 million and $127.4 million, respectively, which is a 32.6% increase year over year. This increase in dollars reflects a 19.6% increase in homes closed as well as an increase in average selling price.

General and Administrative Expenses

General and administrative expenses decreased to 3.1% as a percentage of home closings revenue for the year ended December 31, 2014, compared to 4.2% in 2013. For the year ended December 31, 2014, general and administrative expenses were $81.2 million as compared to $77.2 million in the same period in 2013, which represents a 5.1% increase in dollars. Our growth in home closings revenue during the period reduced our general and administrative percentage as we were able to utilize our scalable platform, leveraging existing infrastructure across increased revenue.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $5.4 million for the year ended December 31, 2014 compared to $2.9 million for the year ended December 31, 2013. The increase year over year is primarily attributable to two new unconsolidated joint ventures located in our Southern California division.

Interest Expense (Income), net

Interest expense represents interest incurred, but not capitalized, on our long-term debt and other borrowings. Interest expense was consistent year over year in relation to our levels of borrowings and qualifying assets.

Other Expense, net

Other expense, net for the year ended December 31, 2014 was $18.4 million compared to $2.8 million for the year ended December 31, 2013. The primary reason for the increase is the increase in the current year accrual for contingent payments related to the Darling acquisition in December 2012 (the “Darling Acquisition”). This expense also consists of mothball community expense, pre-acquisition costs on unpursued land projects, captive insurance claims costs and financing fees on our revolving credit facility.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2014 and 2013 was composed of the federal statutory tax rate in the U.S. and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, the establishment of uncertain tax positions, and interest relating to uncertain tax positions. In addition, the IPO and the Reorganization Transactions resulted in a higher effective tax rate for the year ended December 31, 2013 due to certain non-deductible charges related to modification of the Class J Units of TMM Holdings.

During the year ended December 31, 2013, we accepted a settlement offer related to Taylor Woodrow Holdings (USA) Inc. for the 2008 and 2009 tax years. As a result, $102.0 million of our previously unrecognized indemnified tax positions including interest and penalties were recognized during the year ended December 31, 2013.

As of December 31, 2014, our cumulative gross unrecognized tax benefits were $2.4 million in the U.S. and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2013, our cumulative gross unrecognized tax benefits were $2.1 million in the U.S. These amounts are included in income taxes payable in the accompanying Consolidated Balance Sheets at December 31, 2014 and December 31, 2013. None of the unrecognized tax benefits are expected to reverse in the next 12 months.

The unrecognized tax benefits for discontinued operations were $6.2 million and $7.9 million as of December 31, 2014 and 2013, respectively.

For further information, see Note 12 — Income Taxes in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Income from Discontinued Operations, net of tax

Income from discontinued operations decreased from $66.5 million at December 31, 2013 to $41.9 million at December 31, 2014. The number of average active selling communities in the year ended December 31, 2014, including unconsolidated joint ventures, decreased by three from the prior year due to the closing of one wholly owned and two joint venture high-rise buildings during the latter half of 2013. The closeout of towers during 2013 caused the product mix of our unconsolidated joint ventures to shift to our low-rise product, accounting for a 264 unit decrease in units closed during the year ended December 31, 2014 as compared to 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Average Active Selling Communities

	Year Ended December 31,
	2013	2012	Change
East	121	75	61.3%
West	37	33	12.1

Total	158	108	46.3%

Average active selling communities increased 46.3% from the year ended December 31, 2012 to the year ended December 31, 2013 with the largest increase in the East segment, primarily due to the addition of 43 Darling Homes communities. We opened new communities and completed existing communities throughout all of our markets during 2013, with the largest number of additions in our West Florida, Phoenix and Houston divisions, where demand and our land positions afforded us the opportunity. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

	Year Ended December 31, (1)
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	3,255	2,077	56.7%	$1,266,461	$692,287	82.9%	$389	$333	16.7%
West	1,763	1,661	6.1	839,764	612,428	37.1	476	369	29.2

Total	5,018	3,738	34.2%	$2,106,225	$1,304,715	61.4%	$420	$349	20.3%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers. Other sales are recognized after a contract is signed and the rescission period has ended.

Both the value of net sales orders and the number of net homes sold increased in the year ended December 31, 2013, compared to the year ended December 31, 2012. These results were driven by the continued strong demand in the spring selling season in 2013, during which we benefited from higher selling prices as consumers in the market gained confidence in the values present in the marketplace, historically low interest rates and improved macroeconomic conditions. The improved homebuilding market significantly impacted areas such as Phoenix, West Florida and Northern California resulting in an increase in the number of units sold and related revenue for the year ended December 31, 2013 over the prior year comparable period.

Sales Order Cancellations—Units

	Year Ended December 31,
	Cancelled Sales Orders		Cancellation Rate(1)
	2013	2012	2013	2012
East	533	363	14.1%	14.9%
West	306	243	14.8	12.8

Total/weighted average.	839	606	14.3%	14.0%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

The number of our sales order cancellations increased due to increases in sales volume in the year ended December 31, 2013 compared to the year ended December 31, 2012. Our continued scrutiny of potential buyers, consumer-friendly lending markets, use of prequalification strategies, as well as our increased deposit amounts, help us maintain a low cancellation rate.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	1,544	1,202	28.5%	$667,725	$474,086	40.8%	$432	$394	9.6%
West	622	662	(6.0)	320,029	241,947	32.3	515	365	40.8

Total	2,166	1,864	16.2%	$987,754	$716,033	37.9%	$456	$384	18.7%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Our homes in backlog at December 31, 2013 increased from December 31, 2012, due to the December 2012 acquisition of Darling Homes in our East segment, which added units to backlog.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Sales Value (1)			Average Selling Price
	2013	2012	Change	2013	2012	Change	2013	2012	Change
East	2,913	1,661	75.4%	$1,094,578	$529,686	106.6%	$376	$319	17.8%
West	1,803	1,272	41.7	763,372	456,512	67.2	423	359	18.0

Total	4,716	2,933	60.8%	$1,857,950	$986,198	88.4%	$394	$336	17.2%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.

Home closings revenue increased in the year ended December 31, 2013 compared to the year ended December 31, 2012. The average selling price of homes closed during the year ended December 31, 2013 increased compared to the year ended December 31, 2012. Sales backlog converted in our Phoenix, Houston and West Florida markets, as well as with the Darling Acquisition, surpassed prior periods by significant amounts driving both units and revenue dollars higher.

Land Closings Revenue

	Year Ended December 31,
(In thousands)	2013	2012	Change
East	$22,720	$28,837	(21.2)%
West	5,040	4,286	17.6

Total	$27,760	$33,123	(16.2)%

Since we generally do not purchase land for future sale, land and lot sales occur at various intervals and varying degrees of profitability depending on the need for such property in our business strategy. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Segment Home Closings Gross Margins

The following table sets forth a reconciliation between our home closings segment gross margins and our corresponding segment adjusted home closings gross margins. See — Non-GAAP Measures — Adjusted home closings gross margins.

	East		West		Total
	For the Year Ended December,
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
Home Closings
Home closings revenue	$1,094,578	$529,686	$763,372	$456,512	$1,857,950	$986,198
Cost of home closings	867,053	421,204	590,401	374,775	1,457,454	795,979

Home closings gross margin	227,525	108,482	172,971	81,737	400,496	190,219
Capitalized interest amortization	15,310	9,409	18,837	9,474	34,147	18,883

Adjusted home closings gross margin	$242,835	$117,891	$191,808	$91,211	$434,643	$209,102

Home closings gross margin %	20.8%	20.5%	22.7%	17.9%	21.6%	19.3%
Adjusted home closings gross margin %	22.2%	22.3%	25.1%	20.0%	23.4%	21.2%

Consolidated:

Our home closings gross margin increased in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in home closings gross margin percentage in the year ended December 31, 2013 was primarily due to a shift to higher margin product mix across our U.S. markets, particularly in the Northern California, Austin and Phoenix markets, where our move-up and luxury homes produced higher margins in the improving markets. Consumer demand in these areas allowed continued price increases and we were able to achieve higher margins than in the prior year period. Our price increases generally exceed construction and land price increases in our markets in 2013. The increase in adjusted home closings gross margin percentage was primarily due to our increased margins in the aforementioned markets.

East:

For the year ended December 31, 2013, the acquisition of Darling Homes and its integration into our operations accounted for a significant portion of the increases in our East segment home closings revenue, home closings gross margin and adjusted home closings gross margin. During the year ended December 31, 2013, home closings revenue in the East segment was $1.1 billion, an increase of 106.6% compared to the year ended December 31, 2012. The increase was driven by an increase in home closings of 75.4% to 2,913 homes, compared to 1,661 homes in the prior year. The continued improvement throughout the East markets, as well as favorable homebuyer demand for communities opened in prior periods also contributed to closing revenue increases. The East segment had an average monthly sales pace of 2.2 homes per community in the year ended December 31, 2013, which is consistent with the year ended December 31, 2012. Average home closings sales price in the East segment increased 17.8% to $376,000, from $319,000 in the prior year from a combination of price appreciation and product mix. The average sales order price also increased by $56,000, or 16.7% as management in this segment reduced customer incentives and other promotions, and increased sales prices as market conditions allowed. Backlog sales value in the East segment increased 40.8% in the year ended December 31, 2013 over the prior year due to a 28.5% increase in backlog units and a 9.6% increase in the average sales price of backlog homes. The increase in backlog units was due primarily to the addition of Darling in December 2012. Overall, the improvement in East segment home closings revenue, sales prices and sales pace has been due primarily to our well-located land positions, an increase in active selling communities and our consumer-driven offerings.

During the year ended December 31, 2013, home closings gross margin for the East segment was 20.8%, up 30 basis points from 20.5% for the year ended December 31, 2012. East segment adjusted home closings gross margin was 22.2% in the year ended December 31, 2013 consistent with 22.3% for the same period in 2012. We recorded purchase accounting adjustments on the assets acquired in the Darling Acquisition that reduced home closings gross margin percentage in earlier quarters that were offset eventually by sales price increases. Our Austin and North Florida divisions recorded the largest increases in home closings gross margin percentage, but all divisions recorded some levels of increase. The recovery and improved stabilization of the West Florida market in 2013, which had tended to generate lower home closings margins, began when sustained consumer demand returned in the Tampa and Ft. Myers areas of Florida, and we were able to leverage land with a low cost basis and produce homes at a higher price point than in the prior year. The Austin and Houston markets improved from the prior year, as we were able to increase prices on our move-up offerings and maintain stable land and construction costs.

West:

Home closings revenue in the West segment increased by $306.9 million in the year ended December 31, 2013 compared to the prior year. The 67.2% increase in home closings revenue was due to an 18.0% increase in average home closing selling price and a 41.7% increase in the number of homes closed. The availability of product and timing of releases within communities provided saleable inventory that was well-received by consumers. The average sales per community per month for the years ending December 31, 2013 and 2012 were 3.9 and 4.2, respectively. The average home closing selling price increased 18.0%, to $423,000 in the year ended December 31, 2013 compared to $359,000 in the prior year. Overall, during the year ended December 31, 2013, revenues improved in the West segment compared to the same period in 2012 primarily due to housing market recoveries and advances in the Phoenix and Northern California divisions. In 2013 we continued to see strong demand in these markets and systematically released product into the marketplace to capture and maintain increased operating margins, as evidenced by the 40.8% year-over-year increase in average sales price of our backlog homes. Backlog units in the West segment at December 31, 2013 decreased 6% from 2012, although total backlog sales value increased 32.3% due to the average sales price increase noted above.

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

Mortgage Operations

Our Mortgage Operations segment, which provides mortgage lending through TMHF, is highly dependent on our sales and closings volumes. The following is a summary of mortgage operations gross margin:

(In thousands)	Year Ended December 31,
	2013	2012
Mortgage operations	$30,371	$21,861
Mortgage operations expense	16,446	11,266

Mortgage operations gross margin	$13,925	$10,595

Mortgage operations margin %	45.8%	48.5%

Our Mortgage Operations segment’s revenue increased in the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to increased closings volume and average loan amounts. The decrease in gross margin percentage was due primarily to increases in mortgage underwriting costs driven by increased staffing for compliance initiatives as well as increased costs to integrate Darling.

	TMHF Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
December 31, 2013	2,828	$850.8	78%
December 31, 2012	2,022	535.2	84

Our capture rate decreased in 2013 as we transitioned our Darling Homes operations from a legacy provider to TMHF. In 2013 and 2012 the average FICO score of customers who obtained mortgages through TMHF was 739 and 738, respectively.

Sales, Commissions and Other Marketing Costs

For the year ended December 31, 2013 and 2012, sales, commissions, and other marketing costs such as advertising and sales office expenses were $127.4 million and $70.4 million, respectively, which is an 81.0% increase year over year. This increase reflects a 60.8% increase in homes closed as well as an increase in average selling price. As a percentage of home sales revenue, sales commissions and other marketing costs decreased to 6.9% from 7.1% for the year ended December 31, 2013 and 2012 respectively. An increase in external commissions paid and a higher selling cost structure at Darling, added to the dollar increase year over year as consumers leveraged outside professionals more prominently than in the prior period.

General and Administrative Expenses

For the year ended December 31, 2013, general and administrative expenses were $77.2 million as compared to $41.9 million in the same period in 2012, which represents an 84.4% increase. General and administrative expenses were 4.0% as a percentage of total revenue in both the years ended December 31, 2013 and 2012 due to our diligent cost containment strategy as we pursued synergies within the business. We were also able to leverage our existing infrastructure while increasing closings by 60.8%. We recorded $2.9 million of expense for the options and restricted stock units granted in connection with our IPO and grants under our equity compensation plan during the remainder of 2013. There were no comparable amounts in 2012.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $2.9 million for the year ended December 31, 2013 compared to $1.2 million for the year ended December 31, 2012. The increase was due to the addition of joint ventures in our East segment in the year ended December 31, 2013.

Interest Expense (Income), net

Interest expense represents interest incurred, but not capitalized, on our long-term debt and other borrowings. Purchase accounting from the Acquisition eliminated the accumulated capitalized interest on the balance sheet as of the Acquisition date. Interest expense (income), net for the years ending December 31, 2013 and 2012, was $842 thousand of expense and $758 thousand of income, respectively.

Other Expense, net

Other expense, net for the year ended December 31, 2013 was $2.8 million of expense compared to $3.7 million of expense in the year ended December 31, 2012. Other expense is primarily related to mothball community expense, pre-acquisition costs on un-pursued land projects and captive insurance claims costs.

Loss on Extinguishment of Debt

During 2012, we prepaid $350.0 million of the Sponsor Loan with proceeds from the 2020 Senior Notes issued in April 2012. The remaining $150.0 million of the Sponsor Loan was exchanged for equity interests. The amount of the Sponsor Loan that was retired had been borrowed at a discount of 2.5% and, consequently, the $7.9 million of unamortized portion of the discount was written off during 2012 to expense. See Item 1 — Business — 2011 Acquisition by our Principal Equityholders of this Annual Report.

On April 12, 2013, we used $204.3 million of the net proceeds of the IPO to redeem $189.6 million aggregate principal amount of 2020 Senior Notes (at a purchase price equal to 103.875% of their principal amount, plus accrued and unpaid interest of $7.3 million through the date of redemption). We wrote off $4.6 million of unamortized issuance costs, expensed $1.8 million of original issue premium and incurred a call premium of $7.3 million related to the redemption. These costs are included in the $10.1 million loss on extinguishment of debt in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

Indemnification and Transaction Expense

The Predecessor Parent Company indemnified TMM Holdings for specific uncertain tax positions existing as of the date of the Acquisition. An indemnification receivable of $129.7 million was recorded at the time of the Acquisition. The indemnification receivable included a periodic increase for accrued interest, penalties, and additional identified tax issues covered by the indemnity, offset by periodic decreases as uncertain tax matters and related tax obligations are resolved. The receivable due from the Predecessor Parent Company for the indemnification was valued at the same amount as the estimated income tax liability. During the year ended December 31, 2013 and 2012, $88.5 million and $12.3 million of the indemnification receivable was written off due to successful settlement of tax positions that were subject to the Predecessor Parent Company indemnification. The uncertain tax position was reversed simultaneously in our tax provision during each period.

During the year ended December 31, 2013, we also incurred $29.8 million of expense related to the termination of the management services agreements between us and the Principal Equityholders as part of the Reorganization Transactions. Additionally, we incurred $80.2 million of non-cash stock compensation expense for the modification of the TMM Holdings Class J Units which were exchanged for units in the TPG and Oaktree Holding Vehicles. The change was related to the termination of the JHI Services Agreement. See Item 1 — Business — Reorganization and Initial Public Offering of this Annual Report.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2013 and 2012 was composed of the federal statutory tax rates in the U.S. and was affected primarily by state income taxes, the recognition of previously unrecognized tax benefits, the establishment of uncertain tax positions, and interest relating to uncertain tax positions. In addition, the IPO and Reorganization Transactions also resulted in an increase to our effective tax rate for the year ended December 31, 2013 due to certain non-deductible charges related to modification of the Class J Units of TMM Holdings. See Item 1 — Business — Reorganization and Initial Public Offering of this Annual Report.

During the year ended December 31, 2013, we accepted a settlement offer related to Taylor Woodrow Holdings (USA) Inc. for the 2008 and 2009 tax years. As a result, $102.0 million of our previously unrecognized indemnified tax positions including interest and penalties were recognized during the year ended December 31, 2013.

As of December 31, 2013, our cumulative gross unrecognized tax benefits were $2.1 million in the U.S. and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2012, our cumulative gross unrecognized tax benefits were $85.7 million in the U.S. These amounts are included in income taxes payable in the accompanying Consolidated Balance Sheets at December 31, 2013 and December 31, 2012.

The unrecognized tax benefits for discontinued operations were $7.9 million and $9.8 million for the years ended December 31, 2013 and 2012, respectively.

For further information, see Note 12 — Income Taxes in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Income from Discontinued Operations, net of tax

Income from discontinued operations decreased from $74.9 million at December 31, 2012 to $66.5 million at December 31, 2013. The activity in discontinued operations in 2013 was affected by the timing of high-rise closings. In the year ended December 31, 2012 we began closing one joint venture tower, Nautilus, which had 382 of 389 units close in the period, accounting for more than $8.1 million in joint venture income, while in 2013, we recognized $27.0 million of joint venture income on 862 of 879 units from closings at the joint venture high-rise buildings Couture and Encore. During the year ended December 31, 2013 we closed 422 of 423 units in the wholly owned tower Ultra, which produced $104.3 million of revenue in discontinued operations. The average home closings sales price was 19.0% lower for the year ended December 31, 2013 when compared to 2012. This decrease was due to a product mix shift into move-up communities located in affordable areas of the greater Toronto area during 2013 and a shift in mix between single-family and high-rise units. Overall, income from discontinued operations decreased as a result of increased costs related to home closings activity.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•	Borrowings under our Restated Revolving Credit Facility

•	Our various series of Senior Notes (described below)

•	Mortgage warehouse facilities

•	Project-level financing (including non-recourse loans)

•	Performance, payment and completion surety bonds, and letters of credit

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations

•	Borrowings under our Restated Revolving Credit Facility

•	Cash generated from the sale of our Monarch business

We may access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis.

Our principal uses of capital in the year ended December 31, 2014 and 2013 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. During the 2013 period we made significant payments and incurred significant expenses in connection with our Reorganization Transactions and IPO. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

We have a defined strategy for cash management, particularly with respect to cash outlays for land and inventory development. We used $133.7 million of cash in operating activities for the year ended December 31, 2014 and $151.9 million in the same period in 2013. Our principal cash uses in 2014 were real estate inventory acquisitions, construction and taxes. We generated the cash used in 2014 through our operating activities, borrowings under our credit facilities and the issuance of the 2024 Senior Notes.

Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets as they are available.

Capital Resources

Cash and Cash Equivalents

As of December 31, 2014, we had available cash and cash equivalents of $234.2 million from continuing operations. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000 in the U.S. by the Federal Deposit Insurance Corporation and up to $100,000 in Canada by the Canadian Deposit Insurance Company.

As a result of the sale of our Canadian operations, which occurred in January 2015, our total cash and cash equivalents as of December 31, 2014 was $463.5 million. This amount includes USD cash from the Canadian operations, which is included in Assets of discontinued operations in the accompanying Consolidated Balance Sheet.

Outstanding indebtedness related to the Monarch business (including indebtedness outstanding under various revolving facilities) is reflected as liabilities of discontinued operations in the accompanying Consolidated Balance Sheets.

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of December 31, 2014.

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2020	April 13, 2012	$395,505	100.0%	7.750%	$537,400	$12,600
Senior Notes due 2020	August 21, 2012	93,335	105.5%	7.750%	132,500	3,100
Senior Notes due 2021	April 16, 2013	550,000	100.0%	5.250%	541,700	8,300
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700

Total		$1,388,840			$1,556,900	$28,700

2020 Senior Notes

On April 13, 2012, we issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were used, in part, to repay existing indebtedness. The remaining proceeds of approximately $187.4 million from the Offering were used for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

On August 21, 2012, we issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes, the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes. The 2020 Senior Notes are unsecured and not subject to registration rights.

On April 12, 2013, we used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). TMM Holdings used these proceeds to repay a portion of the 2020 Senior Notes.

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Parent Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2020 Senior Notes and the guarantees are senior unsecured obligations. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2020 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

2021 Senior Notes

On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were used to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

The 2021 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior Notes contains covenants, change of control and asset sale offer provisions that are similar to those contained in the indenture governing the 2020 Senior Notes.

2024 Senior Notes

On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2024 Senior Notes were used to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes.

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 and 2021 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

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

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that TMC may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at December 31, 2014 was 0.41 to 1.00. The minimum consolidated tangible net worth requirement was $1.3 billion at December 31, 2014. At December 31, 2014, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.7 billion. At December 31, 2014, these ratio calculations were inclusive of our Monarch business.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2014, we were in compliance with all of the covenants under the Restated Revolving Credit Facility.

Mortgage Company Loan Facilities

Borrowings under our TMHF warehouse facilities are accounted for as secured borrowings under ASC Topic 860, ‘Transfers and Servicing.” Total capacity under the TMHF warehouse facilities available to TMHC at December 31, 2014 is $235.0 million. The following table summarizes the terms of our TMHF warehouse facilities:

	At December 31, 2014
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$62,894	$85,000		LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,430	50,000		LIBOR + 2.75%	August 19, 2015	Mortgage Loans
JPMorgan	86,426	100,000	(2)	(3)	September 28, 2015	Pledged Cash

Total	$160,750	$235,000

(1)	The mortgage borrowings outstanding as of December 31, 2014 and 2013, are collateralized by $191.1 million and $95.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables and $1.3 million and $2.0 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Consolidated Balance Sheets.
(2)	The warehouse facility with JPMorgan has a maximum credit line of $50.0 million. On December 12, 2014 the agreement was temporarily amended to increase the capacity from $50.0 million to $100.0 million. Effective January 23, 2015, the temporary increase expired.
(3)	Interest under the JPMorgan agreement ranges from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever is greater).

Loans Payable and Other Borrowings

Loans payable and other borrowings as of December 31, 2014 consist of project-level debt due to various land sellers and municipalities, and are generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $102.0 million of the loans as of December 31, 2014 was 6.5% per annum, and $45.5 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our available and issued letters of credit as of the dates indicated:

	Year Ended December 31,
	2014		2013
(In thousands)	Available	Issued	Available	Issued
Restated Revolving Credit Facility	$200,000	$35,071	$200,000	$26,456

In the course of land development and acquisition, we have issued letters of credit under our Restated Revolving Credit Facility to various land sellers and municipalities in the amount of $35.1 million outstanding as of December 31, 2014.

Operating Cash Flow Activities

Our net cash used in operating activities decreased approximately $18.2 million for the year ended December 31, 2014 compared to 2013. The decrease in cash used in operating activities was primarily attributable to an increase in net income and lower cash spend on real estate inventory and land deposits year over year, offset by lower stock compensation expense, and an increase in cash paid for prepaids during the 2014 period. Also contributing to the change was a decrease in income taxes payable as a result of the timing of estimated income tax payments.

Investing Cash Flow Activities

Net cash used in investing activities increased $13.7 million for the year ended December 31, 2014 compared to 2013. The increase in cash used in 2014 was primarily the result of an increase in investments in unconsolidated entities as we continue to fund new joint venture operations.

Financing Cash Flow Activities

Net cash provided by financing activities decreased $28.6 million for the year ended December 31, 2014 compared to 2013. Net cash provided by financing activities changed as a result of net proceeds from the IPO in 2013 which was in part used to repay a portion of the 2020 Senior Notes in 2013, the issuance of $350.0 million of 2024 Senior Notes in March 2014, an increase in net borrowings on mortgage warehouse facilities as a result of an increase in mortgage originations year over year, and an increase in net borrowings on the Restated Revolving Credit Facility year over year to fund new real estate acquisitions.

Commercial Commitments and Off-Balance Sheet Arrangements as of December 31, 2014

	Payments Due by Period (in thousands)
	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$20,554	$5,489	$7,658	$4,453	$2,954
Topic 740 obligations including interest and penalties	1,563	—	1,563	—	—
Land purchase contracts (1)	323,513	130,079	101,851	48,923	42,660
Debt outstanding (2)	1,737,106	252,278	67,409	22,429	1,394,990
Estimated interest expense (3)	636,596	93,750	175,394	173,370	194,082

Totals	$2,719,332	$481,596	$353,875	$249,175	$1,634,686

(1)	Represents remaining purchase price due under full-recourse land purchase contracts.
(2)	As of December 31, 2014 total debt outstanding includes $485.4 million aggregate principal amount and $3.4 million of unamortized bond premium of 2020 Senior Notes, $550.0 aggregate principal amount of 2021 Senior Notes, $350.0 million aggregate principal amount of 2024 Senior Notes, $160.8 million of mortgage borrowings by TMHF and $147.5 million of loans and other borrowings. Scheduled maturities of certain loans and other borrowings as of December 31, 2014 reflect estimates of anticipated lot take-downs associated with such loans.
(3)	Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which is 5.7% as of December 31, 2014.

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(In thousands)	2014	2013
Letters of credit	$35,071	$26,457
Surety bonds	280,559	130,459

Total outstanding letters of credit and surety bonds	$315,630	$156,916

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities

We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. Joint ventures with strategic partners have allowed us to combine our homebuilding expertise with the specific expertise (e.g. commercial or infill experience) of our partners.

In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.

The following is a summary of investments in unconsolidated land development and homebuilding joint ventures:

	As of December 31,
(In thousands)	2014	2013
East	$57,138	$20,191
West	51,909	—
Other	1,244	1,244

Total	$110,291	$21,435

The following is a rollforward of the investments in unconsolidated land development and homebuilding joint ventures:

(In thousands)	East	West	Corporate	Total
Investment balance, December 31, 2013	$20,191	$—	$1,244	$21,435
Joint venture income	3,609	386	1,410	5,405
Distributions	(1,862)	(474)	(1,410)	(3,746)
Contributions	35,200	51,997	—	87,197

Investment balance, December 31,2014	$57,138	$51,909	$1,244	$110,291

The summarized balance sheets of our unconsolidated land development and homebuilding joint ventures were as follows:

Summary balance sheet

	As of December 31,
(In thousands)	2014	2013
Assets	$456,821	$75,797
Liabilities	138,431	31,954
Equity	318,390	43,843

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of December 31, 2014, we had outstanding land purchase and lot option contracts of $323.5 million for 5,372 lots. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. For additional detail, see Liquidity and Capital Resources — Commercial Commitments and Off-Balance Sheet Arrangements as of December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2014, 88.4% of our debt was fixed rate and 11.6% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Restated Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2014, we had $40.0 million outstanding borrowings under our $400.0 million Restated Revolving Credit Facility. We had $324.9 million of additional availability for borrowings and $164.9 million of additional availability for letters of credit (giving effect to $35.1 million of letters of credit outstanding as of such date). See Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Capital Resources –Revolving Credit Facility. Our fixed rate debt is subject to a requirement that we offer to purchase the 2020 Senior Notes and the 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indentures governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not expect to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2014. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Restated Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2015	2016	2017	2018	2019	Thereafter	Total
Fixed Rate Debt	$52.2	$55.4	$13.4	$9.9	$13.8	$1,391.7	$1,536.3	$1,540.7
Average interest rate (1)	4.5%	4.5%	4.6%	4.6%	4.6%	6.2%	6.1%	—
Variable rate debt (2)	$200.8	—	—	—	—	—	$200.8	$200.8
Average interest rate	2.6%	—	—	—	—	—	2.6%	—

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at December 31, 2014, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.0 million per year.

Currency Exchange Risk

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain will be recorded in the first quarter of 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Taylor Morrison Home Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Morrison Home Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 27, 2015

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$234,217	$193,518
Restricted cash	1,310	3,807
Real estate inventory:
Owned inventory	2,511,623	1,993,985
Real estate not owned under option agreements	6,698	18,595

Total real estate inventory	2,518,321	2,012,580
Land deposits	34,544	38,011
Mortgages receivable	191,140	95,718
Prepaid expenses and other assets, net	89,210	79,921
Other receivables, net	85,274	50,592
Investments in unconsolidated entities	110,291	21,435
Deferred tax assets, net	258,190	242,656
Property and equipment, net	5,337	4,502
Intangible assets, net	5,459	9,325
Goodwill	23,375	23,375
Assets of discontinued operations	576,445	663,118

Total assets	$4,133,113	$3,438,558

Liabilities
Accounts payable	$122,466	$101,732
Accrued expenses and other liabilities	200,556	162,044
Income taxes payable	50,096	35,512
Customer deposits	70,465	62,033
Senior notes	1,388,840	1,039,497
Loans payable and other borrowings	147,516	143,341
Revolving credit facility borrowings	40,000	—
Mortgage borrowings	160,750	74,892
Liabilities attributable to consolidated option agreements	6,698	18,595
Liabilities of discontinued operations	168,565	256,011

Total liabilities	2,355,952	1,893,657

COMMITMENTS AND CONTINGENCIES (Note 20)

Stockholders’ Equity
Class A Common Stock, $0.00001 par value, 400,000,000 shares authorized, 33,060,540 and 32,857,800 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	—
Class B Common Stock, $0.00001 par value, 200,000,000 shares authorized, 89,227,416 and 89,451,164 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	374,358	372,789
Retained earnings	114,948	43,479
Accumulated other comprehensive loss	(10,910)	(452)

Total stockholders’ equity attributable to Taylor Morrison Home Corporation	478,397	415,817

Non-controlling interests — joint ventures	6,528	7,236
Non-controlling interests — Principal Equityholders	1,292,236	1,121,848

Total stockholders’ equity	1,777,161	1,544,901

Total liabilities and stockholders’ equity	$4,133,113	$3,438,558

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Home closings revenue, net	$2,619,558	$1,857,950	$986,198
Land closings revenue	53,381	27,760	33,123
Mortgage operations revenue	35,493	30,371	21,861

Total revenues	2,708,432	1,916,081	1,041,182
Cost of home closings	2,082,819	1,457,454	795,979
Cost of land closings	39,696	26,316	27,296
Mortgage operations expenses	19,671	16,446	11,266

Total cost of revenues	2,142,186	1,500,216	834,541

Gross margin	566,246	415,865	206,641

Sales, commissions and other marketing costs	168,897	127,419	70,398
General and administrative expenses	81,153	77,198	41,867
Equity in income of unconsolidated entities	(5,405)	(2,895)	(1,214)
Interest expense (income), net	1,160	842	(758)
Other expense, net	18,447	2,842	3,704
Loss on extinguishment of debt	—	10,141	7,953
Indemnification and transaction expenses	—	195,773	13,034

Income from continuing operations before income taxes	301,994	4,545	71,657
Income tax provision (benefit)	76,395	(23,810)	(284,298)

Net income from continuing operations	225,599	28,355	355,955
Income from discontinued operations — net of tax	41,902	66,513	74,893

Net income before allocation to non-controlling interests	267,501	94,868	430,848
Net (income) loss attributable to non-controlling interests — joint ventures	(1,648)	131	(28)

Net income before non-controlling interests —
Principal Equityholders	265,853	94,999	430,820
Net (income) loss from continuing operations attributable to non-controlling interests — Principal Equityholders	(163,790)	1,442	(355,927)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	(30,594)	(51,021)	(74,893)

Net income available to Taylor Morrison Home Corporation	$71,469	$45,420	$—

Earnings per common share — basic (1):
Income from continuing operations	$1.83	$0.91	N/A
Discontinued operations — net of tax	$0.34	$0.47	N/A

Net income available to Taylor Morrison Home Corporation	$2.17	$1.38	N/A
Earnings per common share — diluted (1):
Income from continuing operations	$1.83	$0.91	N/A
Discontinued operations — net of tax	$0.34	$0.47	N/A

Net income available to Taylor Morrison Home Corporation	$2.17	$1.38	N/A
Weighted average number of shares of common stock (1):
Basic	32,937	32,840	N/A
Diluted	122,313	122,319	N/A

(1)	Prior to the Reorganization Transactions on April 9, 2013 and the IPO no common shares were outstanding. See Note 13 — Stockholders’ Equity — Reorganization Transactions for additional information.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013		2012
Income before non-controlling interests, net of tax	$267,501	$94,868		$430,848
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(35,421)	(16,727)		(1,073)
Post-retirement benefits adjustments, net of tax	(3,295)	7,483		(3,227)

Other comprehensive loss, net of tax	(38,716)	(9,244	) (1)	(4,300)

Comprehensive income	228,785	85,624		426,548
Comprehensive (income) loss attributable to non-controlling interests — joint ventures	(1,648)	131		28
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(166,126)	(39,876)		—

Comprehensive income available to Taylor Morrison Home
Corporation	$61,011	$45,879		$426,576

(1)	The difference between other comprehensive income reported on this schedule and other comprehensive income reported in the Consolidated Statement of Stockholders’ Equity is the result of deferred tax assets on post retirement benefits recorded in net income in the current year.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Stockholders’ equity
	Shares	Amount	Shares	Amount	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance — December 31, 2011	—	$—	—	$—	$—	$649,209	$—	$(30,065)	$9,421	$—	$628,565

Net income	—	—	—	—	—	430,820	—	—	28	—	430,848
Other comprehensive loss	—	—	—	—	—	—	—	(4,300)	—		(4,300)
Share based compensation	—	—	—	—	—	1,975	—	—	—	—	1,975
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,800)	—	(1,800)
Contribution of debt in exchange for equity	—	—	—	—	—	146,633	—	—	—	—	146,633
Non-controlling interest of acquired entity	—	—	—	—	—	—	—	—	241	—	241
Issuance of partnership units	—	—	—	—	—	2,413	—	—	—	—	2,413

Balance — December 31, 2012	—	—	—	—	—	1,231,050	—	(34,365)	7,890	—	1,204,575
Establish non-controlling interest on April 12, 2013	—	—	—	—	—	(1,231,050)	—	34,365	—	1,196,685	—
Issuance of Class A Common Stock, net of offering costs	32,857,800	—	—	—	668,598	—	—	—	—	—	668,598
Issuance of Class B Common Stock, net of offering costs	—	—	112,784,964	1	—	—	—	—	—	—	1
Repurchase of New TMM Units and corresponding number of Class B Common Stock	—	—	(23,333,800)	—	—	—	—	—	—	(485,782)	(485,782)
Offering costs capitalized to equity	—	—	—	—	—	—	—	—	—	(10,775)	(10,775)
Allocation of dilution on IPO Class A Common Stock	—	—	—	—	(297,591)	—	—	—	—	297,591	—
Net income (loss)	—	—	—	—	—	—	45,420	—	(131)	49,579	94,868
Other comprehensive loss	—	—	—	—	—	—	—	(452)	—	(8,792)	(9,244)
Stock based compensation	—	—	—	—	1,782	—	—	—	—	85,536	87,318
Distributions to non-controlling interests - joint ventures	—	—	—	—	—	—	—	—	(417)	— —	(417)
Non-controlling interest of acquired equity	—	—	—	—	—	—	—	—	(106)	—	(106)
Dividends	—	—	—	—	—	—	(1,941)	—	—	(2,194)	(4,135)

Balance — December 31, 2013	32,857,800	—	89,451,164	1	372,789	—	43,479	(452)	7,236	1,121,848	1,544,901

Net income (loss)	—	—	—	—	—	—	71,469	—	1,648	194,384	267,501
Other comprehensive (loss) income	—	—	—	—	—	—	—	(10,458)	—	(28,258)	(38,716)
Exchange of New TMM Units and corresponding number of Class B Common Stock	196,024	—	(196,024)	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(27,724)	—	—	—	—	—	—	—	—
Issuance of restricted stock units	6,716	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	1,569	—	—	—	—	4,262	5,831
Distributions to non-controlling interests - joint ventures	—	—	—	—	—	—	—	—	(2,356)	—	(2,356)

Balance — December 31, 2014	33,060,540	$—	89,227,416	$1	$374,358	$—	$114,948	$(10,910)	$6,528	$1,292,236	$1,777,161

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267,501	$94,868	$430,848
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(26,735)	(37,563)	(22,964)
Stock compensation expense	5,831	87,318	1,975
Distributions of earnings from unconsolidated entities	32,966	30,136	36,746
Depreciation and amortization	4,090	3,462	4,370
Contingent consideration	13,532	2,258	—
Loss on extinguishment of debt	—	10,141	7,853
Deferred income taxes	(17,703)	30,662	(278,880)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(310,550)	(450,147)	(331,116)
Receivables, prepaid expenses and other assets	(136,636)	(5,183)	(109,970)
Customer deposits	(11,378)	15,795	16,845
Accounts payable, accrued expenses and other liabilities	33,947	33,129	6,089
Income taxes payable	11,445	33,191	23,735

Net cash used in operating activities	(133,690)	(151,933)	(214,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,723)	(3,786)	(2,753)
Business acquisitions, net of cash acquired	—	—	(114,571)
Distribution from unconsolidated entities	1,728	8,840	—
Decrease (increase) in restricted cash	10,743	(12,211)	(8,645)
Investments of capital into unconsolidated entities	(98,199)	(68,634)	(12,967)

Net cash used in investing activities	(89,451)	(75,791)	(138,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of Class A common stock	—	668,598	—
Purchase of New TMM Units and corresponding number of shares of Class B Common Stock	—	(485,782)	—
Borrowings on line of credit related to mortgage borrowings	658,708	703,536	525,745
Repayment on line of credit related to mortgage borrowing	(572,850)	(709,004)	(478,115)
Proceeds from loans payable and other borrowings	41,990	45,289	41,598
Repayments of loans payable and other borrowings	(194,660)	(182,977)	(69,028)
Borrowings on revolving credit facility	253,000	907,000	50,000
Repayments on revolving credit facility	(213,000)	(957,000)	—
Proceeds from the issuance of senior notes	350,000	550,000	675,000
Repayments on senior notes	—	(189,608)	(350,000)
Payment of deferred financing costs	(6,255)	(9,680)	(20,282)
Payment of contingent consideration	(5,250)	—	—
Distributions to non-controlling interests — joint ventures	(2,356)	(418)	(1,800)
Intercompany borrowings	—	(7)	—
Equity (distributions) contributions	—	(2,000)	2,413

Net cash provided by financing activities	309,327	337,947	375,531

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13,162)	(21,644)	(881)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$73,024	$88,579	$21,245
CASH AND CASH EQUIVALENTS — Beginning of period (1)	389,181	300,602	279,322

CASH AND CASH EQUIVALENTS — End of period (2)	$462,205	$389,181	$300,567

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(99,071)	$(24,354)	$(45,088)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Sponsor loans payable to additional Class A Units	$—	$—	$146,663

Conversion of joint venture loans receivable for equity in joint venture	$—	$—	$36,855

Loans payable and liabilities assumed related to business acquisition	$—	$—	$54,926

(Decrease) increase in loans payable issued to sellers in connection with land purchase contracts	$(88,893)	$226,441	$134,001

Decrease in income taxes payable	$22	$102,422	$15,233

(1)	Cash and cash equivalents at the beginning of the period ended December 31, 2013 includes approximately $35,000 of TMHC cash that was not consolidated with TMM and included in the cash balance at December 31, 2012.
(2)	Cash and cash equivalents shown here include the cash related to Monarch. For the years ended December 31, 2014, 2013 and 2012, cash held at Monarch was $227,988, $195,663 and $189,519, respectively.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. We currently operate in Arizona, California, Colorado, Florida and Texas. Our homes appeal to entry-level, move-up, 55+ and luxury homebuyers. The Company operates under our Taylor Morrison and Darling Homes brands. Our business has ten homebuilding operating divisions, and a mortgage operations division, which are organized into three reportable segments: East, West, and Mortgage. The communities in our East and West segment offer single family attached and/or detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers in the United States through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”).

On July 13, 2011, TMM Holdings Limited Partnership (“TMM Holdings”), an entity formed by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”), acquired (the “Acquisition”) our predecessors, Taylor Woodrow Holdings (USA), Inc., now known as Taylor Morrison Communities Inc.

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings through the formation of TMM Holdings II Limited Partnership (“New TMM”). In the Reorganization Transactions, the TPG Entities and the Oaktree Entities each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle” respectively). As of December 31, 2014 and 2013, the Principal Equityholders owned 73.0% and 73.1%, respectively of the Company.

On December 16, 2014, we announced we entered into a definitive agreement to sell 100% of the capital stock of Monarch Corporation (“Monarch”) a subsidiary that at the time owned the operations of our Canadian operations. The actual purchase price paid and cash amounts were determined using Monarch’s final December 31, 2014 balance sheet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), include the accounts of TMHC and our consolidated subsidiaries, other entities where we have a controlling financial interest, and of variable interest entities if we are deemed the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications — Certain prior period amounts have been reclassified to conform with current period financial statement presentation.

Discontinued Operations — As a result of our decision in December 2014 to dispose of our Canadian operating segment, specifically Monarch Corporation, the operating results and financial position of the Monarch business are presented as discontinued operations for all periods presented (see Note 4 — Discontinued Operations and Note 21 — Subsequent

Events). We determined that Monarch should be presented as a discontinued operation based on a committed plan to sell, and our determination that the sale of the entity was probable at December 31, 2014.

Non-controlling interests — In the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently:

•	For periods subsequent to April 9, 2013, the Company consolidates New TMM and records a non-controlling interest in its Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors; and

•	The Consolidated Financial Statements as of and for the year ended December 31, 2012 reflect the consolidated operations of TMM Holdings only as there were no operating activities or equity transactions in TMHC during that period.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000 and amounts on deposit with financial institutions in Canada that are in excess of the Canadian Deposit Insurance Corporation federally insured limits of up to $100,000. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that mortgage and loan borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the mortgaged property or land that was sold to the buyer.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2014, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — Restricted cash at December 31, 2014 consists of $1.3 million pledged to collateralize mortgage credit lines and at December 31, 2013 consists of $2.0 million pledged to collateralize mortgage credit lines through certificates of deposit known as Certificate of Deposit Account Registry Service (CDARS).

Real Estate Inventory — Inventory consists of raw land, land under development, land held for future development, homes under construction, completed homes and model homes. Inventory is carried at cost, less impairment, if applicable. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, taxes and overhead costs are allocated to homes and units using methods that approximate the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community (cost to complete) are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or where development has been discontinued, costs are expensed as incurred until operations resume.

We review our real estate inventory for indicators of impairment by community on a quarterly basis. In conducting our impairment analysis, we evaluate the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. If indicators of impairment are present for a community, we perform an additional analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows estimated to be generated by those assets. If the carrying value of the assets does exceed their estimated undiscounted cash flows, the assets are deemed to be impaired and are recorded at fair value as of the assessment date. An impairment charge is taken in the period with a charge to cost of home closings.

Critical assumptions in our cash flow model include: (i) the projected absorption pace for home sales in the community, based on general economic conditions that will have an impact on the market in which the community is located and competition within the market; (ii) the expected sales prices and sales incentives to be offered; (iii) costs to build and deliver homes in the community, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; and (iv) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites. Consideration is also given to development budgets and sales pace and price. Discount rates are determined using a base rate, which may be increased depending on the total remaining lots in a community, the development status of the land, the market in which it is located and if the product is higher-priced with potentially lower demand. Historically, our discount rates have been in the range of 12.0% to 18.0%. Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. For the years ended December 31, 2014, 2013 and 2012, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for temporary market conditions to improve. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease developing a project, we will impair such project if necessary to its fair value as discussed above and then cease future development and/or marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized.

Our assessment of the carrying value of our assets typically include subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of December 31, 2014, we had 19 inactive projects with a carrying value of $28.0 million of which $6.1 million and $21.9 million is in the East and West segments, respectively. During the year ended December 31, 2014, we placed one community into inactive status and moved one community into active status.

As discussed in this note under Investments in Consolidated and Unconsolidated Entities — Consolidated Option Agreements, in the ordinary course of business, we acquire various specific performance lots through existing lot option agreements. Real estate not owned under certain of these contracts is consolidated into real estate inventory with a corresponding liability in liabilities attributable to consolidated option agreements in the Consolidated Balance Sheets.

Land Deposits —We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased. To the extent the deposits are non-refundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate inventory impairment analysis. Non-refundable deposits are recorded as a component of real estate inventory in the accompanying Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements.

Mortgages Receivable — Mortgages receivable consists of mortgages due from buyers of Taylor Morrison homes that are financed through our mortgage brokerage subsidiary, TMHF. Mortgages receivable are held for sale and are carried at fair value, which is calculated using observable market information, including pricing from actual market transactions, investor commitment prices, or broker quotations.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid expenses	$75,700	$62,822
Other assets	13,510	17,099

Total prepaid expenses and other assets, net	$89,210	$79,921

Our prepaid expenses consist primarily of unamortized debt issuance costs, sales commissions, sales presentation centers and model home costs, such as design fees and furniture. At December 31, 2014 and 2013, prepaid debt issuance costs consisted of $26.9 million and $26.7 million, respectively, of aggregate unamortized costs related to the various Senior Notes issuances and our revolving credit facility. During the year ended December 31, 2014 and 2013, we amortized $5.9 million and $5.3 million of such debt issue costs, respectively. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the units to which they relate. The model home and sales presentation centers costs are paid in advance and amortized over the life of the project on a per-unit basis, or a maximum of three years.

Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs and other deferred costs.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development districts and utility deposits. Allowances of $0.3 and $0.5 million at December 31, 2014 and 2013, respectively, are maintained for potential credit losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are generally recorded in other expense, net when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued.

Investments in Unconsolidated and Consolidated Entities

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. These joint ventures are recorded in investments in unconsolidated entities on the Consolidated Balance Sheets.

Consolidated Joint Ventures — We are also involved in several joint ventures with independent third parties for land development and homebuilding activities. If a joint venture is determined to be a variable interest entity (“VIE”) and we are deemed to be the primary beneficiary, we consolidate the joint venture. For these entities, their financial statements are consolidated in the accompanying Consolidated Financial Statements and the other partners’ equity are recorded as non-controlling interests – joint ventures.

Consolidated Option Agreements — In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a VIE may be created because we may be deemed to have provided subordinated financial support and we will potentially absorb some or all of an entity’s expected losses if they occur. For each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, it is not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected returns.

We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the years ended December 31, 2014, 2013 or 2012.

Income Taxes — We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded based on future tax consequences of both temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

We periodically assess our deferred tax assets, including the benefit from net operating losses, to determine if a valuation allowance is required. A valuation allowance is established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of the deferred tax assets is dependent upon, among other matters, taxable income in prior years available for carryback, estimates of future income, tax planning strategies, and reversal of existing temporary differences.

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

Depreciation expense was $3.0 million for the year ending December 31, 2014, $2.1 million for the year ending December 31, 2013 and $2.9 million for the year ended December 31, 2012. Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Intangible Assets, net — Intangible assets consist of tradenames, lot options and land supplier relationships, and non-compete covenants. We sell our homes under a number of trade names. The fair value of acquired intangible assets was determined using the income approach, and our trade names are being amortized on a straight line basis over ten years.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.”

ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but instead be assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. For the years ended December 31, 2014 and 2013, there have been no additions to goodwill. For the years ended December 31, 2014, 2013 and 2012, there has been no impairment of goodwill.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits under our workers’ compensation, automobile, and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $50 million per occurrence in the annual aggregate and apply in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our sub-contractors and design professionals to indemnify us for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered during a period of time up to ten years following the sale of a home, coverage for premise operations risk, and property coverage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

We offer warranties on homes that generally provide for a limited one-year warranty to cover various defects in workmanship or materials or to cover structural construction defects. We may also facilitate a ten-year warranty in certain markets or to comply with regulatory requirements. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in the arrangement, therefore, it is accounted for in accordance with ASC Topic 450, “Contingencies.” In accordance with ASC 450, warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery if all other criteria for revenue recognition have been met. Thus, the warranty would not be considered a separate deliverable in the arrangement since it is not priced apart from the home. As a result, we accrue the estimated costs to fulfill the warranty obligation in accordance with ASC 450 at the time a home closes, as a component of cost of home closings.

Our reserves are based on factors that include an actuarial study for structural, historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders. Reserves are recorded in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Non-controlling Interests — Principal Equityholders — In the Reorganization Transactions immediately prior to the Company’s IPO, the existing holders of TMM Holdings limited partnership interests (the Principal Equityholders, members of management and the Board of Directors), exchanged their limited partnership interests for limited partnership interests of a newly formed limited partnership, New TMM (the “New TMM Units”). For each New TMM Unit received in the exchange, the Principal Equityholders, members of management and the Board of Directors also received, directly or indirectly, a corresponding number of shares of the Company’s Class B common stock, par value $0.00001 per share (the “Class B Common Stock”). All of the Company’s Class B Common Stock is owned by the Principal Equityholders, members of management and the Board of Directors. The Company’s Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into one share of the Company’s Class A Common Stock. The Company sold Class A Common Stock to the investing public in its initial public offering. The proceeds received in the initial public offering were used by the Company to purchase New TMM Units, such that the Company owns an amount of New TMM Units equal to the amount of the Company’s outstanding shares of Class A Common Stock. The Company’s Class A Common Stock has voting rights and economic rights. Also, in the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in its Consolidated Balance Sheet for the economic interests in New TMM, directly or indirectly, held by the Principal Equityholders, members of management and the Board of Directors.

For the year-ended December 31, 2013, activity in the Non-controlling interests – Principal Equityholders and former controlling interests net income (loss) amounts is as follows (in thousands):

	Consolidated	Continuing Operations	Discontinued Operations
Pre-IPO Non-controlling Interests – Principal Equityholders	$123,532	$81,403	$42,129
Post-IPO Controlling Interest	(73,953)	(82,845)	8,892

Non-controlling Interests – Principal Equityholders	$49,579	$(1,442)	$51,021

Pre-IPO activity is for the period prior to April 10, 2013 while post-IPO is activity subsequent to that date. No similar reconciliation is needed for the year-ended December 31, 2014 as we were a publicly traded company for the entirety of the year.

Stock Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, “Compensation – Stock Compensation.” The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. These models require the input of highly subjective assumptions. This guidance also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

Revenue Recognition:

Home closings revenue, net — Revenue from home sales are recorded using the completed-contract method of accounting at the time each home is closed, delivered, title and possession are transferred to the buyer, there is no significant continuing involvement with the home, risk of loss has transferred, and the buyer has demonstrated sufficient initial and continuing investment in the property. A home is considered closed when escrow closes and funds have transferred from the buyer or mortgage company to us.

We typically grant our homebuyers certain sales incentives, including cash discounts, incentives on options included in the home, option upgrades, and seller-paid financing or closing costs. Incentives and discounts are accounted for as a reduction in the sales price of the home and home closings revenue is shown net of discounts. For the years ended December 31, 2014, 2013 and 2012, discounts were $150.9 million, $129.0 million and $104.8 million, respectively. We also receive rebates from certain vendors and these rebates are accounted for as a reduction to cost of home closings.

Land closings revenue — Revenue from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient initial and continuing investment in the property sold. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage operations revenue — Loan origination fees (including title fees, points, closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, within 20 business days, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, “Sales of Financial Assets,” since TMHF does not have continuing involvement with the transferred assets, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale.

Advertising Costs — We expense advertising costs as incurred. Advertising costs were $26.1 million, $21.1 million and $12.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Pronouncements — In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2017. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective beginning January 1, 2017 and, at that time we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have our consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 is effective beginning November 1, 2015. We plan to adopt this ASU when it becomes effective.

3. EARNINGS PER SHARE

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

	Year Ended December 31,
	2014	2013
Numerator:
Net income available to TMHC – basic	$71,469	$45,420
Income from discontinued operations, net of tax	41,902	66,513
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	(30,594)	(51,021)

Net income from discontinued operations — basic	$11,308	$15,492

Net income from continuing operations — basic	$60,161	$29,928

Net income from continuing operations — basic	$60,161	$29,928
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	163,790	81,403
Loss fully attributable to Class A Common Stock	282	63

Net income from continuing operations — diluted	$224,233	$111,394

Net income from discontinued operations — diluted	$41,902	$57,620

Denominator:
Weighted average shares — basic (Class A)	32,937	32,840
Weighted average shares — Principal Equityholders’ non-controlling interest (Class B)	89,328	89,469
Restricted stock units	48	9
Stock options	—	1

Weighted average shares — diluted	122,313	122,319
Earnings per common share — basic:
Income from continuing operations	$1.83	$0.91
Discontinued operations, net of tax	$0.34	$0.47

Net income available to Taylor Morrison Home Corporation	$2.17	$1.38
Earnings per common share — diluted:
Income from continuing operations	$1.83	$0.91
Discontinued operations, net of tax	$0.34	$0.47

Net income available to Taylor Morrison Home Corporation	$2.17	$1.38

We excluded a total weighted average of 1,281,959 and 1,439,645 stock options and time-vesting restricted stock units (“RSUs”) from the calculation of earnings per share for the year ended December 31, 2014 and 2013, respectively, as their inclusion is anti-dilutive.

The shares of Class B Common Stock have voting rights however, do not have economic rights, no rights to dividends or distribution on liquidation, and therefore, are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. Additionally, the income from Principal Equityholders’ non-controlling interest and the related Class B Common Stock may produce a slight anti-dilutive effect on diluted earnings per common share.

4. DISCONTINUED OPERATIONS

In connection with the decision to sell Monarch in December 2014, the operating results associated with the Monarch business are classified as discontinued operations – net of applicable taxes in the Consolidated Statements of Operations for all periods presented, and the assets and liabilities associated with this business are classified as assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the Consolidated Balance Sheets for all applicable periods presented.

The components of discontinued operations, net of tax are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$395,070	$407,156	$394,539

Pre-tax income from discontinued operations	$61,786	$93,391	$98,894
Provision for taxes	19,884	26,878	24,001

Income from discontinued operations, net of tax	$41,902	$66,513	$74,893

The components of assets of discontinued operations and liabilities of discontinued operations are as follows (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$227,988	$195,663
Restricted cash	11,474	21,007
Real estate inventory	149,087	249,759
Land deposits	7,547	5,728
Loans receivable	40,808	33,395
Tax indemnification receivable	5,194	5,216
Prepaid expenses and other assets, net	11,197	18,949
Other receivables, net	1,984	5,621
Investments in unconsolidated entities	111,887	118,115
Deferred tax assets, net	3,233	2,264
Property and equipment, net	2,546	3,013
Intangible assets, net	3,500	4,388

Assets of discontinued operations	$576,445	$663,118

Accounts payable	$14,438	$20,133
Accrued expenses and other liabilities	44,554	52,456
Income taxes payable	8,076	12,028
Customer deposits	11,166	32,637
Loans payable and other borrowings	90,331	138,757

Liabilities of discontinued operations	$168,565	$256,011

The Canadian business is committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. These guarantees have been made in connection with joint venture funding. Outstanding letters of credit and surety bonds under these arrangements, including the Canadian business’s share of responsibility for arrangements with its joint ventures, totaled $152.9 million and $212.2 million as of December 31, 2014 and 2013, respectively. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are reduced as development and construction work is completed, but not fully released until warranty periods have expired.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following (in thousands):

	As of December 31,
	2014	2013
Operating communities, including capitalized interest	$2,217,067	$1,651,218
Real estate held for development or held for sale (completed homes)	294,556	342,767

Total owned inventory	2,511,623	1,993,985
Real estate not owned under option contracts	6,698	18,595

Total real estate inventory	$2,518,321	$2,012,580

Capitalized Interest — Interest capitalized, incurred, expensed and amortized is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest capitalized — beginning of period	$71,263	$45,387	$19,460
Interest incurred	88,782	61,582	46,340
Interest expensed	—	(812)	—
Interest amortized to cost of closings	(65,165)	(34,894)	(20,413)

Interest capitalized — end of period	$94,880	$71,263	$45,387

Land Deposits — As of December 31, 2014 and 2013, we had the right to purchase approximately 5,372 and 6,570 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $323.5 million and $500.9 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $34.5 million and $38.0 million, respectively, in land deposits related to land options and land purchase contracts. Creditors of these VIEs, if any, generally have no recourse against us.

For the years ended December 31, 2014, 2013 and 2012, no impairment of option deposits or capitalized pre-acquisition costs were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future.

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.

Summarized, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of December 31,
	2014	2013
Assets:
Real estate inventory	$396,858	$59,357
Other assets	59,963	16,440

Total assets	$456,821	$75,797

Liabilities and owners’ equity:
Debt	$129,561	$30,471
Other liabilities	8,870	1,483

Total liabilities	$138,431	$31,954

Owners’ equity:
TMHC	110,291	21,435
Others	208,099	22,408

Total owners’ equity	318,390	43,843

Total liabilities and owners’ equity	$456,821	$75,797

	Year Ended December 31,
	2014	2013	2012
Revenues	$23,020	$11,062	$9,769
Costs and expenses	(12,221)	(4,002)	(6,248)

Income of unconsolidated entities	$10,799	$7,060	$3,521

Company’s share in income of unconsolidated entities	$5,405	$2,895	$1,214

Distributions of earnings from unconsolidated entities	$3,746	$1,800	$3,217

We have investments in, and advances to, a number of joint ventures with unrelated parties to develop land and to develop housing communities, including for-sale residential homes. Some of these joint ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchases from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

7. INTANGIBLE ASSETS

Intangible assets consist of tradenames, lot options and land supplier relationships, and non-compete covenants. At December 31, 2014, the gross carrying amount and accumulated amortization was $14.0 million and $8.5 million, respectively. At December 31, 2013, the gross carrying amount and accumulated amortization was $14.0 million and $4.7 million, respectively.

Amortization of intangible assets is recorded on a straight-line basis over the life of the asset. Amortization expense recorded during the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $1.1 million and $0.4 million, respectively. Additionally, during the year ended December 31, 2014, $2.7 million of lot option contracts were reclassified to real estate inventory as the lot options were exercised, which is included in the accumulated amortization amount noted above.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Real estate development costs to complete	$24,222	$15,422
Compensation and employee benefits	51,475	44,264
Self insurance and warranty reserves	44,595	34,814
Interest payable	22,033	16,898
Property and sales taxes payable	12,808	12,529
Other accruals	45,423	38,117

Total accrued expenses and other liabilities	$200,556	$162,044

Self Insurance and Warranty Reserves — a summary of the changes in our reserves are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Reserve — beginning of period	$34,814	$31,962	$36,235
Additions to reserves	16,882	14,880	1,117
Costs and claims incurred	(6,799)	(10,788)	(8,053)
Change in estimates to pre-existing reserves	(302)	(1,240)	2,663

Reserve — end of period	$44,595	$34,814	$31,962

9. DEBT

(Dollars in thousands)	December 31, 2014	December 31, 2013
5.625% Senior Notes due 2024, unsecured, with $4.9 million of unamortized debt issuance costs at December 31, 2014	$350,000	$—
5.25% Senior Notes due 2021, unsecured, with $7.5 million and $8.7 million of unamortized debt issuance costs at December 31, 2014 and 2013, respectively	550,000	550,000
7.75% Senior Notes due 2020, unsecured, with $8.9 million and $10.6 million of unamortized debt issuance costs at December 31, 2014 and 2013, respectively and $3.4 million and $4.1 million of unamortized bond premium at December 31, 2014 and 2013, respectively	488,840	489,497

Senior Notes Sub-total	$1,388,840	$1,039,497

$400 million Restated Revolving Credit Facility with $5.6 million and $7.4 million of unamortized debt issuance costs at December 31, 2014 and 2013 respectively	40,000	—
Mortgage borrowings	160,750	74,892
Loans payable and other borrowings	147,516	143,341

Total debt	$1,737,106	$1,257,730

2020 Senior Notes

On April 13, 2012, we issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were used, in part, to repay existing indebtedness. The remaining proceeds of approximately $187.4 million from the Offering were used for general corporate purposes. An additional $3.0 million of issuance costs were settled outside the bond proceeds.

On August 21, 2012, we issued an additional $125.0 million of 7.75% Senior Notes due 2020 (the “Additional Notes” together with the Initial Notes, the “2020 Senior Notes”) at an initial offering price of 105.5% of the principal amount. The net proceeds were used for general corporate purposes. The Additional Notes issued August 21, 2012 were issued pursuant to the existing indenture for the 2020 Senior Notes. The 2020 Senior Notes are unsecured and not subject to registration rights.

On April 12, 2013, we used $204.3 million of the net proceeds of the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for shares of Class A Common Stock in the IPO). TMM Holdings used these proceeds to repay a portion of the 2020 Senior Notes.

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Monarch Parent Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2020 Senior Notes and the guarantees are senior unsecured obligations. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2020 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

2021 Senior Notes

On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were used to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

The 2021 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior Notes contains covenants, change of control and asset sale offer provisions that are similar to those contained in the indenture governing the 2020 Senior Notes.

2024 Senior Notes

On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2024 Senior Notes were used to repay the outstanding balance under the Restated Revolving Credit Facility and for general corporate purposes.

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 and 2021 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing the 2020 and the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Revolving Credit Facility

On January 15, 2014, TMC and various other subsidiaries of TMHC (collectively, the “Borrowers”), entered into Amendment No. 1 to the senior revolving credit facility (the “Restated Revolving Credit Facility”). This Amendment No. 1 released Monarch from all of its obligations under the Restated Revolving Credit Facility. As a result, the only borrower under the Restated Revolving Credit Facility is TMC. The Restated Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The Restated Revolving Credit Facility matures on April 12, 2017.

The Restated Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Restated Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Restated Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Restated Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Restated Revolving Credit Facility provides that TMC may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrowers at December 31, 2014 was 0.41 to 1.00. The minimum consolidated tangible net worth requirement was $1.3 billion at December 31, 2014. At December 31, 2014, the Borrowers’ tangible net worth, as defined in the Restated Revolving Credit Facility, was $1.7 billion. At December 31, 2014, these ratio calculations were inclusive of our Monarch business.

The Restated Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Restated Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2014, we were in compliance with all of the covenants under the Restated Revolving Credit Facility.

Mortgage Borrowings

The following is a summary of our mortgage subsidiary borrowings (in thousands):

	At December 31, 2014
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$62,894	$85,000		LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,430	50,000		LIBOR + 2.75%	August 19, 2015	Mortgage Loans
JPMorgan	86,426	100,000	(2)	(3)	September 28, 2015	Pledged Cash

Total	$160,750	$235,000

	At December 31, 2013
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$38,084	$30,000		LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	36,808	50,000		LIBOR + 2.875%	June 5, 2014	Mortgage Loans

Total	$74,892	$80,000

(1)	The mortgage borrowings outstanding as of December 31, 2014 and 2013, are collateralized by $191.1 million and $95.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables and $1.3 million and $2.0 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Consolidated Balance Sheets.
(2)	The warehouse facility with JPMorgan has a maximum credit line of $50.0 million. On December 12, 2014 the agreement was temporarily amended to increase the capacity from $50.0 million to $100.0 million. Effective January 23, 2015, the temporary increase expired.
(3)	Interest under the JPMorgan agreement ranges from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever is greater).

Loans Payable and Other Borrowings

Loans payable and other borrowings as of December 31, 2014 and 2013 consist of amounts due to various land sellers and a seller carryback note from a prior year acquisition. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2014 and 2013, and generally are secured by the land that was acquired with the loans. We impute interest for loans with no stated interest rates.

Future Minimum Principal Payments on Total Debt

Principal maturities of total debt for the year ending December 31, 2014 are as follows (in thousands):

2015	$252,278
2016	54,685
2017	12,724
2018	9,239
2019	13,190
Thereafter	1,394,990

Total debt	$1,737,106

10. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business.

The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain will be recorded in the first quarter of 2015.

11. FAIR VALUE DISCLOSURES

We have adopted ASC Topic 820, “Fair Value Measurements” for valuation of financial instruments. ASC 820 provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:

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

		December 31, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgages receivable	2	$191,140	$191,140	$95,718	$95,718
Mortgage borrowings	2	160,750	160,750	74,892	74,892
Loans payable and other borrowings	2	147,516	147,516	143,341	143,341
7.75% Senior Notes due 2020	2	488,840	518,170	489,497	537,223
5.25% Senior Notes due 2021	2	550,000	539,000	550,000	532,125
5.625% Senior Notes due 2024	2	350,000	336,000	N/A	N/A
Restated Revolving Credit Facility	2	40,000	40,000	N/A	N/A

12. INCOME TAXES

The (benefit) provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$83,193	$(24,403)	$(284,301)
Foreign	(6,798)	593	3

Total income tax provision (benefit)	$76,395	$(23,810)	$(284,298)

Current:
Federal	$91,981	$(55,771)	$(12,084)
State	(1,341)	2,259	890
Foreign	—	593	4

Current tax provision (benefit)	$90,640	$(52,919)	$(11,190)
Deferred:
Federal	(13,549)	24,179	(218,967)
State	6,102	4,930	(54,141)
Foreign	(6,798)	—	—

Deferred tax provision (benefit)	$(14,245)	$29,109	$(273,108)

Total income tax provision (benefit)	$76,395	$(23,810)	$(284,298)

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$294,002	$(3,180)	$73,317
Foreign	7,992	7,725	(1,660)

Income before income taxes	$301,994	$4,545	$71,657

At December 31, 2014 and 2013, we had a valuation allowance of $8.9 million and $40.0 million, respectively, against net deferred tax assets, which include the tax benefit from federal and state net operating loss (“NOL”) carryforwards. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2027. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2025. NOL carryforwards in Canada expire in 20 years. The change in the valuation allowance from 2013 to 2014, and from 2012 to 2013, was a decrease of $31.1 million and $22.9 million, respectively. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. State deferred tax assets include approximately $11.2 million and $16.1 million at December 31, 2014 and 2013, respectively, of tax benefits related to state NOL carryovers, which begin to expire in 2025. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and federal and state NOL carryovers.

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 35% to income before provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.6	97.0	(48.3)
Foreign income taxed below U.S. Rate	(1.1)	14.1	(3.3)
Valuation allowance	(10.4)	(348.2)	(409.6)
Built in loss limitation	3.1	179.2	56.1
Tax indemnity	—	683.7	6.4
Uncertain tax positions	—	(1,824.0)	(18.2)
Transaction costs	—	—	(6.5)
Non-controlling interest	(0.2)	—	—
Deferred tax adjustments	—	—	(10.4)
Disallowed compensation expense	0.2	650.4	—
Holding company tax	(1.4)	93.0	—
Domestic Manufacturing Deduction	(2.8)	—	—
Other	(0.7)	(104.0)	2.0

Effective Rate	25.3%	(523.8)%	(396.8)%

We have substantial tax attributes available to offset the impact of future income taxes. We have a process for determining the need for a valuation allowance with respect to these attributes. In accordance with ASC Topic 740-10, “Income Taxes,” we assess whether a valuation allowance should be established based on the consideration of available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment includes an extensive review of both positive and negative evidence including our earnings history, forecasts of future profitability, assessment of the industry, the length of statutory carry-forward periods, experiences of utilizing NOLs and built-in losses, and tax planning alternatives.

As a result of the Acquisition on July 13, 2011, we had a “change in control” as defined by Section 382 of the Internal Revenue Code of 1986 as amended (the “IRC”). Section 382 of the IRC imposes certain limitations on our ability to utilize certain tax attributes and net unrealized built-in losses that existed as of July 13, 2011. The gross deferred tax asset includes amounts that are considered to be net unrealized built-in losses. To the extent these net unrealized losses are realized during the five-year period after July 13, 2011, they may not be deductible for federal income tax reporting purposes to the extent they exceed our overall IRC Section 382 limitation. To the extent that the losses were anticipated to be non-deductible, we established a valuation allowance. For the filing periods of 2005 to 2007, we reached a settlement in 2012 with the IRS for legacy Morrison Homes which reduced our income tax expense by $15.0 million related to the Section 382 issue. Income tax payable in the accompanying Consolidated Balance Sheets at December 31, 2012, includes reserves of $8.7 million and $74.8 million related to this issue for the tax years 2009 and 2008, respectively. For the filing periods of 2009 and 2008, we reached a settlement in 2013 with the IRS for the legacy Morrison Homes which reduced our income tax expense by $83.5 million.

The most significant judgments we make in our assessment of the need for a valuation allowance involve estimating the amount of built-in losses that may be utilized to offset future taxable income from the sale of real estate inventory that it held on the Acquisition date, and the ability to utilize NOLs as limited by Section 382 of the IRC. Making such estimates and judgments, particularly pertaining to the future ability to utilize built-in losses, is subject to inherent uncertainties.

We recorded a full valuation allowance against all of our U.S. deferred tax assets during 2007 due to economic conditions and the weight of negative evidence at that time. During the fourth quarter of 2012, we reversed a large portion of the valuation allowance because the weight of the positive evidence exceeded that of the negative evidence. At December 31, 2014 and December 31, 2013 we retained a valuation allowance of $8.9 million and $40.0 million, respectively, primarily related to Canadian net operating losses and deferred tax assets in the United States which are subject to restrictions on utilization according to IRC Section 382. In evaluating the need for a valuation allowance at

December 31, 2014, we considered available positive and negative evidence, including that our last four years of cumulative results became profitable during the fourth quarter of 2012 and continues to be the case as of December 31, 2014. We also took into account evidence of recovery in the housing markets where we operate and our level of pre-tax income and growth in sales orders. The prospects of continued profitability and growth were further supported by a strong order backlog and sufficient balance sheet liquidity to sustain and grow operations. In addition, most of our tax jurisdictions have a 20-year NOL carryforward utilization period during which time we fully expect to be able to absorb NOL carryovers and temporary differences as they reverse in future years.

The components of net deferred tax assets and liabilities at December 31, 2014 and 2013, consisted of timing differences related to inventory impairment, expense accruals, provisions for liabilities, and NOL carryforwards. We have approximately $150.2 million in available federal NOL carryforwards, which will begin to expire in 2027. We have approximately $31.8 million in available NOL carryforwards related to the Canadian operations which will begin to expire in 2031. A summary of these components is as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Real estate inventory	$157,722	$179,548
Accruals and reserves	18,366	19,367
Other	21,217	22,601
Net operating losses	72,148	73,222
Foreign exchange	—	959

Total deferred tax assets	$269,453	$295,697
Deferred tax liabilities
Real estate inventory, intangibles, other	(2,342)	(13,011)
Valuation allowance	(8,921)	(40,030)

Total net deferred tax assets (1)	$258,190	$242,656

(1)	The amounts shown do not include deferred tax assets for discontinued operations of $3.2 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.

We account for uncertain tax positions in accordance with ASC 740. This guidance clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is more likely than not (defined as a substantiated likelihood of more than 50%) based on the technical merits of the position that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the more-likely-than-not recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

If a tax position does not meet the more-likely-than-not recognition threshold despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the financial statements and we are required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as components of the provision for income taxes in the accompanying Consolidated Statements of Operations. Differences between amounts taken in a tax return and amounts recognized in the Consolidated Financial Statements are considered unrecognized tax benefits. We believes that we have a reasonable basis for each of our filing positions and intends to defend those positions if challenged by the IRS or other taxing jurisdictions.

Following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning of the period	$2,035	$85,703	$98,322
Increases of current year items	—	7,200	1,394
Increases of prior year items	318	252	390
Settlement with tax authorities	—	(90,442)	(615)
Decreases for tax positions of prior years	—	—	(12,865)
Decreases due to statute of limitations	—	(678)	(923)

End of the period (1)	$2,353	$2,035	$85,703

(1)	The amounts shown do not include unrecognized tax benefits for discontinued operations of $6.2 million, $7.9 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

There were no potential penalties and interest expense recorded on our uncertain tax positions for the year ended December 31, 2014. During the years ended December 31, 2013, and 2012, we recognized potential penalties and interest expense on our uncertain tax positions of $$0.3 million and $3.0 million, respectively, which is included in income tax provision (benefit) in the accompanying Consolidated Statements of Operations. There are no accrued interest and penalties recorded at December 31, 2014, and $1.2 million are recorded at December 31, 2013, and are included in other liabilities in the accompanying Consolidated Balance Sheets. Interest and penalties of $18.4 million were released in the year ended December 31, 2013, and no interest and penalties were released in the year ended December 31, 2014.

13. STOCKHOLDERS’ EQUITY

Capital Stock — The following table provides information on the number of shares outstanding and reserved by class of stock at December 31, 2014:

Shares
Class A Common Stock issued and outstanding	33,060,540
Class A Common Stock reserved for outstanding stock options and restricted stock units	1,510,708
Class A Common Stock reserved for outstanding New TMM Unit exchanges (1)	1,431,721
Class A Common Stock reserved for future stock option and restricted stock unit issuances	6,439,532
Class B Common Stock issued and outstanding	89,227,416
Preferred Stock	—

(1)	One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. Class A Common Stock reserved for outstanding New TMM Unit exchanges relate to time-vesting TMM Units held by certain members of TMHC’s management and Board. See Note 14 — Stock Based Compensation — New TMM Units for additional details.

Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of the amended and restated Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely. Such amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law. The voting power of the outstanding Class B Common Stock (expressed as a percentage of the total voting power of all common stock) is equal to the percentage of partnership interests in New TMM not held directly or indirectly by TMHC.

The components and respective voting power of our outstanding Common Stock at December 31, 2014 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	33,060,540	27.0%
Class B Common Stock	89,227,416	73.0

Total	122,287,956	100.0%

Initial Public Offering

On April 12, 2013, we completed our IPO of 32,857,800 shares of its Class A Common Stock, including 4,285,800 shares of Class A Common Stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $22.00 per share, resulting in net proceeds of $668.6 million to the Company. The shares began trading on the New York Stock Exchange (NYSE”) on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions, TMHC became the indirect parent of TMM Holdings.

Reorganization Transactions

In connection with the IPO, we completed the Reorganization Transactions, which are described in this Annual Report on Form 10-K.

In the Reorganization Transactions, the TPG Holding Vehicle and the Oaktree Holding Vehicle acquired the existing limited partnership interests in TMM Holdings from the holders thereof (including the Principal Equityholders and certain members of TMHC’s management and Board) and contributed those limited partnership interests in TMM Holdings to a new limited partnership, New TMM, such that TMM Holdings and the general partner of TMM became wholly-owned subsidiaries of New TMM. TMHC, through a series of transactions, became the sole owner of the general partner of New TMM.

Immediately following the consummation of the Reorganization Transactions, the limited partners of New TMM consisted of TMHC, the TPG Holding Vehicle, the Oaktree Holding Vehicle and certain members of TMHC’s management and Board. The number of New TMM Units issued to each of the limited partners described above was determined based on a hypothetical cash distribution by TMM Holdings of its pre-IPO value, the IPO and the price per share paid by the underwriters for shares of Class A Common Stock in the IPO, resulting in the issuance to those limited partners of 112,784,964 New TMM Units and one share of Class B Common Stock for each such New TMM Unit. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into a share of Class A Common Stock.

Use of Proceeds from the IPO

The net proceeds to TMHC from the IPO were $668.6 million after deducting underwriting discounts and commissions and offering costs. TMHC used $204.3 million of the net proceeds from the IPO to acquire New TMM Units from New TMM (at a price equal to the price paid by the underwriters for each share of Class A Common Stock in the IPO). TMHC used the remaining $464.4 million of the net proceeds from the IPO, together with $18.1 million of cash on hand, to purchase 23,333,800 New TMM Units and the corresponding shares of Class B Common Stock (at a price equal to the price paid by the underwriters for each share of Class A Common Stock in the IPO) held by the TPG and Oaktree Holding Vehicles, the JH Entities and certain members of the Company’s management.

Since TMHC purchased the New TMM Units at a valuation in excess of the proportion of the book value of net assets acquired, we incurred an immediate dilution of $297.6 million, which is calculated as the net proceeds used to purchase New TMM Units of $668.6 million less the book value of such interests of $371.0 million. This dilution is reflected within additional paid-in capital as a reallocation from additional paid-in capital to non-controlling interests — Principal Equityholders in the accompanying 2013 Consolidated Statement of Stockholders’ Equity.

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock from time to time between now and December 31, 2015 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program will be subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. There was no activity under this plan during the year ended December 31, 2014, or through the date of this filing.

14. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units, and other awards based on our common stock. As of December 31, 2014 the maximum number of shares of our Class A Common Stock that had been approved and may be subject to awards under the Plan is 7,956,955, subject to adjustment in accordance with the terms of the Plan.

The following table provides information regarding the amount of Common Stock available for future grants under the Plan:

	Year Ended December 31,
	2014	2013	2012
Balance, beginning	6,517,310	—	NA
Shares approved for issuance under the Plan	—	7,956,955	NA
Grants	(103,622)	(1,581,675)	NA
Forfeited/cancelled	25,641	142,030	NA
Shares withheld for tax withholdings	203	—	NA

Balance, ending	6,439,532	6,517,310	NA

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Restricted stock units (RSUs) (1)	$1,263	$815	$—
Stock options	2,920	2,043	—
New TMM Units	1,648	4,270	1,975
J Units	—	80,190	—

Total stock compensation	$5,831	$87,318	$1,975

Income tax benefit recognized	$53	$—	$—

(1)	Includes compensation expense related to restricted stock units and performance restricted stock units.

At December 31, 2014, 2013, and 2012, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $16.0 million, $21.3 million and $6.9 million, respectively.

Information about our stock-based compensation plans noted in the table above, including information about equity-based compensation issued prior to the IPO, is detailed below.

Stock Options — Options granted to employees vest and become exercisable ratably on the second, third, fourth and fifth anniversary of the date of grant. Options granted to members of the Board of Directors vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates and expires within ten years from the date of grant.

The following table summarizes stock option activity for the Plan for the year ended December 31, 2014:

	Year Ended December 31,
	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning	1,250,829	$22.45	—	$—	NA	NA
Granted	95,700	20.91	1,380,829	22.41	NA	NA
Exercised	—	—	—	—	NA	NA
Cancelled	(21,500)	22.00	(130,000)	22.00	NA	NA

Balance, ending	1,325,029	$22.35	1,250,829	$22.45	NA	NA

Options exercisable, at December 31, 2014	7,963	$20.93	—	$—	NA	NA

	December 31,
(Dollars in thousands)	2014	2013
Unamortized value of unvested stock options (net of estimated forfeitures)	$10,092	$12,424
Weighted-average period (in years) that expense is expected to be recognized	3.4	4.3
Weighted-average remaining contractual life (in years) for options outstanding	8.3	9.3
Weighted-average remaining contractual life (in years) for options exercisable	8.5	NA

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities and expected term are based on the historical information of five comparable publicly traded homebuilders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date. The fair value of stock option awards is recognized evenly over the vesting period of the options.

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	0.00%	0.00%	N/A
Expected volatility	48.60%	56.59%	N/A
Risk-free interest rate	1.13% – 1.34%	0.54%	N/A
Expected term (years)	4.50	4.28	N/A
Weighted average fair value of options granted during the period	$8.59	$11.57	N/A

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2014, 2013, and 2012:

	December 31,
(Dollars in thousands)	2014	2013	2012
Aggregate intrinsic value of options outstanding	$8,046	$520	N/A
Aggregate intrinsic value of options exercisable	$—	$—	N/A

The aggregate intrinsic value is based on the market price of our Class A Common Stock on December 31, 2014, the last trading day in December 2014, which was $18.89, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2014.

Performance-Based Restricted Stock Units – In April 2013, awards of performance-based restricted stock units (“PRSUs”) were granted to certain senior management and members of the Board in connection with the IPO. The awards become vested with respect to 25% of the PRSUs on each of the first four anniversaries of the grant date; provided, that, if the performance condition has not been met as of any such annual vesting date, then such portion of the PRSUs shall continue to have the opportunity to become vested with respect to the performance condition on such subsequent date on which the performance condition is first satisfied. The “performance condition” shall be satisfied only if the weighted average price (after reduction for underwriting discount and commissions) at which the TPG and Oaktree Holding Vehicles have actually sold their New TMM Units or related shares of Class A Common Stock, exceeds the $22.00 price per share of the TMHC’s Class A Common Stock paid by the public in the IPO, it being understood that (i) all sales by the Principal Equityholders through December 31, 2015 will be included. If the performance condition has not been met as of December 31, 2015, all of the PRSUs being granted subject to the performance condition shall be automatically forfeited without consideration and are of no further force or effect. Vesting of the PRSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors (as applicable), through the applicable vesting dates as specified in the award document.

The value of the PRSUs was determined to be equal to the number of shares awarded multiplied by $24.30, which was the closing price of our Class A Common Stock on the NYSE on the date of issuance. As these awards contain both service and market performance conditions, we have recorded the compensation expense related to these awards over the service period as that condition is longer than the market performance condition.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
(Dollars in thousands):	2014	2013
Balance, beginning	179,931	—
Granted	—	191,961
Vested	—	—
Forfeited	(4,141)	(12,030)

Balance at, ending	175,790	179,931

(Dollars in thousands):	2014	2013
PRSU expense recognized during the year ended December 31	$1,054	$780
Unamortized value of PRSUs at December 31	$2,438	$3,593
Weighted-average period expense is expected to be recognized	2.3	3.3

Non-Performance-Based Restricted Stock Units — Our non-performance-based restricted stock units (“RSUs”) consist of shares of our Class A Common Stock that have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. RSUs granted to employees will become vested with respect to 25% of the RSUs on each of the first four anniversaries of the grant date. RSUs granted to members of the Board of Directors will become fully vested on the first anniversary of the grant date.

The following tables summarize the activity of our RSUs (dollars in thousands except per share amounts):

	Year Ended December 31,
	2014		2013		2012
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	8,885	$20.82	—	$—	NA	NA
Granted	7,922	22.09	8,885	20.82	NA	NA
Vested	(6,919)	20.24	—	—	NA	NA
Forfeited	—	—	—	—	NA	NA

Balance, ending	9,889	$22.25	8,885	$20.82	NA	NA

(Dollars in thousands):	2014	2013
RSU expense recognized during the year ended December 31	$209	$36
Unamortized value of RSUs at December 31	100	$149
Weighted-average period expense is expected to be recognized	1.3	1.9

The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient. During the year ended December 31, 2014, a total of 203 shares were withheld on net settlement for a de minimis amount.

Equity-Based Compensation Prior to the IPO

New TMM Units — Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings prior to the IPO as long-term incentive compensation under the Class M Unit Plan. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which were treated as Class M Units for purposes of this description and the financial statements. In connection with the sale of Monarch all of the phantom Class M Units were settled pursuant to the change in control provision discussed below.

Pursuant to the Reorganization Transactions and IPO, the performance based Class M Units in TMM Holdings were exchanged for new equity interests of the TPG and Oaktree Holding Vehicles with terms that are substantially the same (“Holding Vehicle Performance Units”), as the Class M Units in TMM Holdings that were surrendered for exchange. Concurrent with the IPO in the second quarter of 2013, we determined that it was probable that the performance conditions for the 752,782 Holding Vehicle Performance Units outstanding would be met. Consequently, we recorded the $2.8 million grant date fair value related to those Holding Vehicle Performance Units as general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2013.

Pursuant to the Reorganization Transactions and IPO, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. Vesting of the time vesting New TMM Units is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time vesting New TMM Units become vested with respect to 20% on each of the first five anniversaries of the date of grant. Compensation expense related to these awards is recognized on a straight-line basis over the five year service term. In addition, upon termination of a participant for any reason other than cause or upon resignation for good reason within the 24 month period following a change in control, all the then outstanding unvested time vesting New TMM Units are to immediately vest upon such termination.

As of December 31, 2014 and 2013, there were 639,401 and 484,185, respectively, vested and unexercised time vesting New TMM Units outstanding and the corresponding shares of our Class B Common Stock are included in the 89,227,416 and 89,451,164 shares of Class B common stock outstanding as of December 31, 2014 and 2013, respectively.

The following tables summarize the activity of our time vesting New TMM Unit awards:

	Year Ended December 31,
	2014		2013
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding, beginning	1,655,469	$5.02	1,812,099	(1)	$4.90
Paid out in connection with the IPO	—	—	(156,630)		3.64
Exchanges (2)	(196,024)	4.22	—		—
Forfeited (3)	(27,724)	6.09	—		—

Balance, ending	1,431,721	$5.11	1,655,469		$5.02

Unvested New TMM Units included in ending balance	792,320	$5.30	1,171,284		$5.20

(1)	Periods prior to the IPO reflect time-vesting Class M Units in TMM Holdings. As such, 2012 amounts have not been presented. The balance at January 1, 2013 shown above reflects the New TMM Unit equivalent of time-vesting Class M Units in TMM Holdings.
(2)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.
(3)	Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been cancelled.

	December 31,
(Dollars in thousands):	2014	2013
Unamortized value of New TMM Units	$3,345	$5,162
Weighted-average period expense is expected to be recognized	2.2	3.2

There are no unissued New TMM Unit awards remaining under the Class M Unit Plan and we do not intend to grant any future awards under the Class M Unit Plan.

Equity-Based Awards to Non-Employees-Class J Units of Holding Vehicles — In connection with the Acquisition, TMM Holdings issued Class J Units to the JH Entities as awards to non-employees for services rendered to TMM Holdings under the JHI Management Services Agreement (the “JHI Services Agreement”) between JH Investments, Inc. and TMM Holdings. Class J Units issued in the Acquisition were subject to performance-based vesting conditions based on whether the TPG Entities and the Oaktree Entities had achieved certain specified threshold rates of return on their Class A Units in TMM and those returns had been realized in cash. Because achievement of these performance-based vesting conditions was never probable, we determined that no expense for the value of the Class J Units was required to be recorded in our financial statements for any period prior to the occurance of the Reorganization Transactions.

As part of the Reorganization Transactions, the JH Entities directly or indirectly exchanged all of their respective Class J Units in TMM Holdings on a one-for-one basis for new equity interests of the TPG and Oaktree Holding Vehicles with terms that were substantially the same (other than with respect to certain vesting conditions) as the Class J Units of TMM Holdings surrendered for exchange.

In connection with the Reorganization Transactions, the JHI Services Agreement was terminated, resulting in a modification of the Class J Units (the removal of a service vesting condition) under ASC Topic 718-20-35-3, requiring the recognition of $80.2 million of indemnification and transaction expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2013.

Fair Value of Equity Awards Granted Prior to the IPO — For grants issued by TMM Holdings prior to the IPO, principles of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, the various classes of TMM Holdings Units were modeled as call options with distinct claims on the assets of TMM Holdings. The characteristics of the Unit classes, as determined by the unit agreements and the TMM Holdings limited partnership agreement, determined the uniqueness of each Unit’s claim on TMM Holdings’ assets relative to each other and the other components of TMM Holdings’ capital structure. Periodic valuations were performed in order to properly recognize equity-based compensation expense in the accompanying Consolidated Statements of Operations as general and administrative expenses.

15. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. There were $40.5 million and $16.0 million in real estate inventory acquisitions from such affiliates in the years ended December 31, 2014 and 2013, respectively. We believe such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties.

In April 2014, one of our subsidiaries formed a joint venture, Marblehead Development Partners LLC (“MDP”), with affiliates of Oaktree and TPG to acquire and develop Marblehead, a coastal residential development in San Clemente, California consisting of 195.5 acres. The acquisition of the Marblehead site from LV Marblehead, a subsidiary owned by Lehman Brothers Holdings Inc., occurred on April 8, 2014. Our subsidiary has made an initial capital investment of approximately $46.8 million in MDP and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Marblehead site, for which we will be entitled to receive an incrementally greater return on our capital investment if the Marblehead project achieves certain economic performance thresholds. In July 2014, MDP entered into an approximately $264.2 million non-recourse construction and development loan with affiliates of Starwood Property Trust as initial lender and administrative agent to finance development and home construction at the Marblehead site. In connection with entering into the loan agreement, one of our subsidiaries provided the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms. Home construction at the Marblehead site is expected to begin in 2015.

In December 2014, one of our subsidiaries formed a joint venture, Tramonto Development Partners, LLC, with an affiliate of Oaktree. Our subsidiary has made an initial capital investment of $16.5 million and is the administrative member and therefore designated to manage the administrative affairs of the joint venture. In connection with the formation of the joint venture, our subsidiary entered into a $54.5 million non-recourse construction and development loan to finance development and home construction within the Tramonto joint venture. In connection with entering into the loan agreement, one of our subsidiaries provided the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms. An affiliate of TPG subsequently acquired a majority participation in the Tramonto loan.

Management and Advisory Fees — In connection with the Acquisition, affiliates of the Principal Equityholders entered into services agreements with TMC and Monarch relating to the provision of financial and strategic advisory services and consulting services. Subsidiaries of the Company paid affiliates of the Principal Equityholders a one-time transaction fee of $13.7 million for structuring the Acquisition. In addition, the Company paid a monitoring fee for management services and advice. The management services agreement with affiliates of TPG and Oaktree was terminated immediately prior to the IPO in exchange for an aggregate payment of $29.8 million split equally between affiliates of TPG and Oaktree, which was recorded as a transaction expense for the year ended December 31, 2013. Management fees for the year ended December 31, 2013 were $1.4 million, and such fees are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. There were no similar fees in 2014.

In addition, in conjunction with the formation of TMM Holdings and in connection with the Acquisition, an affiliate of JH entered into the JHI Services Agreement relating to the provision of certain services to TMM Holdings. In consideration of these services, TMM Holdings granted to the JH affiliate an amount of Class J Units, subject to certain terms, conditions and restrictions contained in a unit award agreement and the TMM Holdings limited partnership agreement. Prior to the IPO, in connection with the Reorganization Transactions, the Company recorded a one-time, non-cash indemnification and transaction expense of $80.2 million for the year ended December 31, 2013 in respect of the modification of the Class J Units in TMM Holdings, resulting from the termination of the JHI Services Agreement, and the direct or indirect exchange (on a one-for-one basis) of the Class J Units in TMM Holdings for units having substantially equivalent performance vesting and distribution terms in the TPG and Oaktree Holding Vehicles.

16. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100.0% of employees’ voluntary contributions up to 1% of eligible compensation, and 50.0% for each dollar contributed between 1% and 6% of eligible compensation. We contributed $2.4 million, $1.8 million, and $1.1 million to the 401(k) Plan for the year ended December 31, 2014, 2013 and 2012, respectively.

The Taylor Woodrow (USA) U.K. Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from the Company’s U.K. related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. At December 31, 2014 and 2013, we accrued $1.6 million and $1.8 million, respectively, for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of the parent companies of Taylor Woodrow Holdings (USA), Inc. and Morrison Homes, Inc. All full-time employees were eligible to participate in this plan. The contribution percentage is based on participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. We contributed to the plan $1.4 million, $0.7 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the unfunded status of the plan was $10.2 million and 5.9 million, respectively. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

The changes in the total benefit obligation and in the fair value of assets and the funded status of the U.S. Cash Balance Plan are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Change in benefit obligations:
Benefit obligation — beginning of period	$29,848	$33,592
Interest on liabilities	1,345	1,294
Benefits paid	(570)	(1,025)
Settlements	(3,229)	—
Actuarial loss (gain)	6,535	(4,013)

Benefit obligation — end of period	$33,929	$29,848

Change in fair value of plan assets:
Fair value of plan assets — beginning of period	23,931	21,738
Return on plan assets	2,203	2,548
Employer contributions	1,357	670
Benefits paid	(3,800)	(1,025)

Fair value of plan assets — end of period	$23,691	$23,931

Unfunded status — end of period	$10,238	$5,917

The significant weighted-average assumptions adopted in measuring the benefit obligations and net periodic pension costs are as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate:
Net periodic pension cost	4.49%	3.90%	4.31%
Pension obligation	3.98	4.80	3.81
Expected return on plan assets	7.00	7.00	7.00

The overall expected long-term rate of return on plan assets assumption is determined based on the plan’s targeted allocation among asset classes and the weighted-average expected return of each class. The expected return of each class is determined based on the current yields on inflation-indexed bonds, current forecasts of inflation, and long-term historical real returns.

Components of net periodic pension cost of the U.S. Cash Balance Plan are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest cost	$1,345	$1,294	$1,326
Amortization of net actuarial loss	34	133	108
Expected return on plan assets	(1,621)	(1,499)	(1,358)
Net settlement loss	609	—	—

Net periodic pension cost	$367	$(72)	$76

Accumulated other comprehensive loss of $7.9 million and $2.6 million as of December 31, 2014 and 2013, respectively, consists of the net actuarial loss in the current year partially offset by the net settlement loss realized in the current year and the net actuarial gain that arose during the year ended December 31, 2013, combined with the net actuarial loss that arose during the year ended December 31, 2012, and has not yet been recognized as a component of net periodic pension cost. Net settlement losses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. We expect approximately $0.1 million of the amounts in accumulated other comprehensive loss will be recognized into net periodic pension cost during the year ending December 31, 2015.

The estimated future benefit payments in the next five years and the five years thereafter in aggregate are as follows (dollars in thousands):

Years Ending December 31,
2015	$989
2016	984
2017	1,135
2018	1,423
2019	1,181
2020–2024	7,189

We expect to contribute $0.9 million to the U.S. Cash Balance Plan in the year ending December 31, 2015.

The fair value of the U.S. Cash Balance Plan’s assets by asset categories is as follows (in thousands):

	Fair Value Measurements at December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
U.S. equity securities	$8,820	$—	$—	$8,820
International equity securities	2,937	—	—	2,937
Fixed-income securities	10,391	—	—	10,391
Cash	1,090	—	—	1,090
Other	453	—	—	453

Total	$23,691	$—	$—	$23,691

	Fair Value Measurements at December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
U.S. equity securities	$8,677	$—	$—	$8,677
International equity securities	2,917	—	—	2,917
Fixed-income securities	10,757	—	—	10,757
Cash	1,089	—	—	1,089
Other	491	—	—	491

Total	$23,931	$—	$—	$23,931

We believe the U.S. Cash Balance Plan’s assets are invested in a manner consistent with generally accepted standards of fiduciary responsibility. Taylor Morrison’s primary investment objective is to build and maintain the plan’s assets through employer contributions and investment returns to satisfy legal requirements and benefit payment requirements when due. Because of the long-term nature of the plan’s obligations, Taylor Morrison has the following goals in managing the plan: long-term (i.e., five years and more) performance objectives, maintenance of cash reserves sufficient to pay benefits, and achievement of the highest long-term rate of return practicable without taking excessive risk that could jeopardize the plan’s funding policy or subject us to undue funding volatility. The investment portfolio contains a diversified blend of equity, fixed-income securities, and cash, though allocation will favor equity investments in order to reach the U.S. Cash Balance Plan’s stated objectives. One of the U.S. Cash Balance Plan’s investment criteria is that over a complete market cycle, each of the investment funds should typically rank in the upper half of the universe of all active investment funds in the same asset class with similar investment objectives. Investments in commodities, private placements, or letter stock are not permitted. The equity securities are diversified across U.S. and international stocks, as well as growth and value. Investment performance is measured and monitored on an ongoing basis through quarterly portfolio reviews and annual reviews relative to the objectives and guidelines of the plan.

The range of target allocation percentages of plan assets of the U.S. Cash Balance Plan is as follows:

	Minimum	Maximum	Target
U.S. equity securities	37%	47%	42%
International equity securities	8	18	13
Fixed-income securities	35	45	40
Other	—	10	5

			100%

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss) (dollars in thousands):

	Year Ended December 31, 2014
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$3,987	$(16,727)	$12,288	$(452)

Other comprehensive income (loss) before reclassifications	(6,303)	(35,421)	—	(41,724)
Gross amounts reclassified from accumulated other comprehensive loss	43	—	—	43
Net settlement loss	609	—	—	609
Foreign currency translation	(55)	—	—	(55)
Income tax (expense) benefit	2,411	—	—	2,411

Other comprehensive income (loss) net of tax	$(3,295)	$(35,421)	$—	$(38,716)
Gross amounts reclassified within accumulated other comprehensive income (loss)	—	—	28,258	28,258

Balance, end of period	$692	$(52,148)	$40,546	$(10,910)

	Year Ended December 31, 2013
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$(12,088)	$(22,277)	$—	$(34,365)

Other comprehensive income (loss) before reclassifications	6,107	(17,686)	—	(11,578)
Gross amounts reclassified from accumulated other comprehensive income	177	—	3,496	3,673
Foreign currency translation	199	—	—	199
Income tax (expense) benefit	(2,496)	959	—	(1,537)

Other comprehensive income (loss) net of tax	$3,987	$(16,727)	$3,496	$(9,244)
Gross amounts reclassified within accumulated other comprehensive income (loss)	12,088	22,277	8,792	43,157

Balance, end of period	$3,987	$(16,727)	$12,288	$(452)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

18. OPERATING AND REPORTING SEGMENTS

The Company has ten homebuilding operating divisions which are aggregated into two reportable homebuilding segments. Prior to the disposal of our Monarch business, we had three reportable homebuilding segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics. We also have a mortgage and financial services segment. We have no inter-segment sales as all sales are to external customers. Our reporting segments are as follows:

East	Houston (which includes a Taylor Morrison division and a Darling Homes division), Austin, Dallas, North Florida and West Florida
West	Phoenix, Northern California, Southern California and Denver
Mortgage Operations	Mortgage and Financial Services (TMHF)

Management primarily evaluates segment performance based on GAAP gross margin, defined as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by, or allocated to each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity.

Segment information, excluding discontinued operations, is as follows:

	Year Ended December 31, 2014
(In thousands)	East	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$1,556,598	$1,116,341	$35,493	$—	$2,708,432
Gross Margin	341,481	208,943	15,822	—	566,246
Selling, general and administrative expense	(131,048)	(66,880)	—	(52,122)	(250,050)
Equity in income of unconsolidated entities	3,609	386	1,410	—	5,405
Interest and other (expense) income	(16,690)	1,604	1	(4,522)	(19,607)

Income before income taxes	$197,352	$144,053	$17,233	$(56,644)	$301,994

	Year Ended December 31, 2013
(In thousands)	East	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$1,117,298	$768,412	$30,371	$—	$1,916,081
Gross Margin	227,695	174,245	13,925	—	415,865
Selling, general and administrative expense	(102,582)	(52,521)	—	(49,514)	(204,617)
Equity in income of unconsolidated entities	1,788	(23)	1,130	—	2,895
Indemnification and transaction expenses	—	—	—	(195,773)	(195,773)
Loss on extinguishment of debt	—	—	—	(10,141)	(10,141)
Interest and other (expense) income	(4,506)	(714)	3	1,533	(3,684)

Income before income taxes	$122,395	$120,987	$15,058	$(253,895)	$4,545

(In thousands)	Year Ended December 31, 2012
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$558,523	$460,798	$21,861	$—	$1,041,182
Gross Margin	111,424	84,622	10,595	—	206,641
Selling, general and administrative expense	(50,272)	(37,240)	—	(24,753)	(112,265)
Equity in income of unconsolidated entities	291	237	686	—	1,214
Indemnification and transaction expenses	—	—	—	(13,034)	(13,034)
Loss on extinguishment of debt	—	—	—	(7,953)	(7,953)
Interest and other (expense) income	561	168	5	(3,680)	(2,946)

Income before income taxes	$62,004	$47,787	$11,286	$(49,420)	$71,657

(In thousands)	December 31, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$1,275,192	$1,277,673	$—	$—	$—	$2,552,865
Investments in unconsolidated entities	57,138	51,909	1,244	—	—	110,291
Other assets	166,854	37,989	204,685	483,984	576,445	1,469,957

Total assets	$1,499,184	$1,367,571	$205,929	$483,984	$576,445	$4,133,113

(In thousands)	December 31, 2013
	East	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$1,048,091	$1,002,500	$—	$—	$—	$2,050,591
Investments in unconsolidated entities	20,191	—	1,244	—	—	21,435
Other assets	103,107	27,842	110,004	462,461	663,118	1,366,532

Total assets	$1,171,389	$1,030,342	$111,248	$462,461	$663,118	$3,438,558

(In thousands)	December 31, 2012
	East	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$741,911	$647,877	$—	$—	$—	$1,389,788
Investments in unconsolidated entities	723	—	532	—	—	1,255
Other assets	109,611	22,069	100,200	478,364	636,769	1,347,013

Total assets	$852,245	$669,946	$100,732	$462,461	$636,769	$2,738,056

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The selected quarterly financial data does not agree to our previously issued quarterly reports as a result of the reclassification of our Canadian business to discontinued operations during the fourth quarter of 2014.

Quarterly results are as follows (in thousands, except per share data):

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total revenues	$470,475	$597,008	$629,196	$1,011,753
Gross margin	103,381	127,352	131,951	203,562
Income from continuing operations before income taxes	47,956	65,508	69,050	119,480
Net income before allocation to non-controlling interests	41,296	55,499	66,175	104,531
Net income available to Taylor Morrison Home Corporation (1)	10,932	14,816	17,846	27,875
Basic and diluted earnings per share	$0.33	$0.45	$0.54	$0.84

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total revenues	$335,697	$450,366	$491,018	$639,000
Gross margin	67,895	90,958	104,804	152,208
Income (loss) from continuing operations before income taxes	28,129	(160,601)	52,820	84,197
Net income (loss) before allocation to non-controlling interests	24,337	(78,287)	52,632	96,186
Net income available to Taylor Morrison Home Corporation (1)	—	5,327	14,263	25,830
Basic and diluted earnings per share	N/A	$0.16	$0.43	$0.79

(1)	Continuing and discontinued operations

20. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $315.6 million and $156.9 million as of December 31, 2014 and 2013, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2014 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of its business. We have a number of land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2014 and 2013, we had the right to purchase approximately 5,372 and 6,570 lots under land option and land purchase contracts, respectively, which represents an aggregate purchase price of $323.5 million and $500.9 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, we had $34.5 million and $38.0 million in land deposits related to land options and land purchase contracts, respectively.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2014 and December 31, 2013, our legal accruals were $0.9 million and $1.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter.

Operating Leases — We lease office facilities and certain equipment under operating lease agreements. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Approximate future minimum payments under the non-cancelable leases in effect at December 31, 2014, are as follows (in thousands):

Years Ending December 31,	Lease Payments
2015……………………………………………………………………….	$5,489
2016……………………………………………………………………….	4,138
2017……………………………………………………………………….	3,520
2018……………………………………………………………………….	2,743
2019……………………………………………………………………….	1,710
Thereafter…………………………………………………………………	2,954

Total……………………………………………………………………….	$20,554

Rent expense under non-cancelable operating leases for the year ended December 31, 2014, 2013 and 2012, was $4.2 million, $3.7 million and $2.6, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

21. SUBSEQUENT EVENTS

On January 28, 2015 we closed on the sale of Monarch Corporation, our Canadian operating segment, to an affiliate of Mattamy Homes Limited (“Mattamy”). Mattamy delivered a cash purchase price of CAD $335 million at closing, which is subject to customary post-closing adjustments, and ordinary and customary indemnifications. Immediately prior to the closing, CAD $235 million of cash at Monarch was distributed to Monarch Parent, for total proceeds of CAD $570 million. The purchase premium of Monarch was approximately CAD $102 million, which will result in a net gain to be recorded in the first quarter of 2015 (net of related costs and tax). As a result of the sale, we do not have significant continuing involvement with Monarch.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this 2014 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2014. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Taylor Morrison Home Corporation

Scottsdale, Arizona

We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

February 27, 2015

Changes in Internal Controls

In the quarter ended December 31, 2014, we updated our internal controls over income taxes to remediate a material weakness in controls over accounting for income taxes. The material weakness related to the manner in which we calculate our net deferred tax assets and liabilities. The internal control updates included enhancement in our resources used to calculate our tax provision and deferred income, improvement in controls over internal calculations and spreadsheets preparation and enhanced review of income tax calculations and the spreadsheets used in such calculations. Other than these changes, no change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2015 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “2013 Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,510,708	$22.35	(2)	6,439,532	(3)
Equity compensation plans not approved by security holders	—	—		—

(1)	Equity compensation plans approved by security holders covers the 2013 Equity Plan. The 2013 Equity Plan is currently our only compensation plan pursuant to which our equity is awarded. This figure does not include the 1,431,721 New TMM Units (and the corresponding shares of our Class B Common Stock) that can be exchanged on a one-for-one basis for shares of our Class A Common Stock. The New TMM Units were issued pursuant to the TMM Holdings II Limited Partnership 2013 Common Unit Plan and were not made pursuant to any equity compensation plan.
(2)	Column (a) includes 185,679 shares of our Class A Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not include in the weighted-average exercise price calculation in column (b).
(3)	A total of 7,956,955 shares of our Class A Common Stock have been authorized for issuance pursuant to the terms of the 2013 Equity Plan.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Share Purchase Agreement, dated December 11, 2014, by and among Monarch Parent Inc., TMM Holdings Limited Partnership, 2444991 Ontario Inc. and Mattamy Group Corporation (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on December 16, 2014, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1	Indenture, dated as of March 5, 2014, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 5.625% Senior Notes due 2024, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 7, 2014, and incorporated herein by reference).

4.2	Indenture, dated as of April 16, 2013, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 5.25% Senior Notes due 2021, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013, and in incorporated herein by reference).

4.3	Indenture, dated as of April 13, 2012, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 7.750% Senior Notes due 2020, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Amendment No. 1 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on January 16, 2013, and incorporated herein by reference).

4.4	Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.2 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.1	Registration Rights Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.2	Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated as of April 9, 2013 (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

Exhibit No.	Description

10.3	Exchange Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.4	Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.4(a)	Amendment No. 1, dated as of March 6, 2014, to the Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, TPG TMM Holdings II, L.P, OCM TMM Holdings II, L.P and JHI Holding Limited Partnership (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 7, 2014, and incorporated herein by reference).

10.5	Put/Call Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and TPG TMM Holdings II, L.P. and OCM TMM Holdings II, L.P (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.6	Reorganization Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.7	U.S. Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Taylor Morrison Holdings, Inc. and the other parties named therein (included as Exhibit 10.7 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.8	Canadian Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Monarch Communities Inc. and the other parties named therein (included as Exhibit 10.8 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.9	Credit Agreement, dated as of July 13, 2011, among Taylor Morrison Communities, Inc., Monarch Corporation, TMM Holdings Limited Partnership, Monarch Communities Inc., Monarch Parent Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent (included as Exhibit 10.1 to Amendment No. 2 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on February 13, 2013, and incorporated herein by reference).

10.9(a)	Amendment Agreement, dated as of April 12, 2013, to the Credit Agreement dated as of July 13, 2011 (as amended and restated as of April 13, 2012 and as thereafter amended as of August 15, 2012 and December 27, 2012), among Taylor Morrison Communities Inc., Monarch Corporation, TMM Holdings Limited Partnership and the other parties named therein (included as Exhibit 10.9 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.9(b)	Amendment No. 1, dated as of January 15, 2014, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012 and as further amended and restated as of April 12, 2013), by and among Taylor Morrison Communities, Inc., Monarch Corporation, TMM Holdings Limited Partnership, Monarch Communities Inc., Monarch Parent Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2014, and incorporated herein by reference).

Exhibit No.	Description

10.10	Form of Indemnification Agreement (included as Exhibit 10.4 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.11	Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.14 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.12	Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.13	Taylor Morrison Long-Term Cash Incentive Plan (included as Exhibit 10.18 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.14	Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.15	Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.16	TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.17	Employment Agreement, dated as of July 13, 2011, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.7 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.17(a)	First Amendment to Employment Agreement, dated May 17, 2012, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.8 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.18	Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.9 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.19	Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

21.1*	Subsidiaries of Taylor Morrison Home Corporation

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: February 27, 2015

/s/ Sheryl D. Palmer
Sheryl D. Palmer
President, Chief Executive Officer and Director (Principal Executive Officer)

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

Signature	Title	Date
/s/ Timothy R. Eller	Director and Chairman of the Board of Directors	February 27, 2015
Timothy R. Eller

/s/ John Brady	Director	February 27, 2015
John Brady

/s/ Kelvin Davis	Director	February 27, 2015
Kelvin Davis

/s/ James Henry	Director	February 27, 2015
James Henry

/s/ Joe S. Houssian	Director	February 27, 2015
Joe S. Houssian

Signature	Title	Date

/s/ Jason Keller	Director	February 27, 2015
Jason Keller

/s/ James Sholem	Director	February 27, 2015
James Sholem

/s/ Peter Lane	Director	February 27, 2015
Peter Lane

/s/ David Merritt	Director	February 27, 2015
David Merritt

/s/ Rajath Shourie	Director	February 27, 2015
Rajath Shourie

/s/ Anne L. Mariucci	Director	February 27, 2015
Anne L. Mariucci

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement, dated December 11, 2014, by and among Monarch Parent Inc., TMM Holdings Limited Partnership, 2444991 Ontario Inc. and Mattamy Group Corporation (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on December 16, 2014, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1	Indenture, dated as of March 5, 2014, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 5.625% Senior Notes due 2024, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 7, 2014, and incorporated herein by reference).

4.2	Indenture, dated as of April 16, 2013, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 5.25% Senior Notes due 2021, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013, and in incorporated herein by reference).

4.3	Indenture, dated as of April 13, 2012, relating to Taylor Morrison Communities, Inc.’s and Monarch Communities Inc.’s 7.750% Senior Notes due 2020, by and among Taylor Morrison Communities, Inc., Monarch Communities Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Amendment No. 1 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on January 16, 2013, and incorporated herein by reference).

4.4	Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.2 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.1	Registration Rights Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.2	Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated as of April 9, 2013 (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.3	Exchange Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.4	Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.4(a)	Amendment No. 1, dated as of March 6, 2014, to the Stockholders Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, TPG TMM Holdings II, L.P, OCM TMM Holdings II, L.P and JHI Holding Limited Partnership (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 7, 2014, and incorporated herein by reference).

Exhibit No.	Description

10.5	Put/Call Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and TPG TMM Holdings II, L.P. and OCM TMM Holdings II, L.P (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.6	Reorganization Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.7	U.S. Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Taylor Morrison Holdings, Inc. and the other parties named therein (included as Exhibit 10.7 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.8	Canadian Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Monarch Communities Inc. and the other parties named therein (included as Exhibit 10.8 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.9	Credit Agreement, dated as of July 13, 2011, among Taylor Morrison Communities, Inc., Monarch Corporation, TMM Holdings Limited Partnership, Monarch Communities Inc., Monarch Parent Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent (included as Exhibit 10.1 to Amendment No. 2 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on February 13, 2013, and incorporated herein by reference).

10.9(a)	Amendment Agreement, dated as of April 12, 2013, to the Credit Agreement dated as of July 13, 2011 (as amended and restated as of April 13, 2012 and as thereafter amended as of August 15, 2012 and December 27, 2012), among Taylor Morrison Communities Inc., Monarch Corporation, TMM Holdings Limited Partnership and the other parties named therein (included as Exhibit 10.9 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.9(b)	Amendment No. 1, dated as of January 15, 2014, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012 and as further amended and restated as of April 12, 2013), by and among Taylor Morrison Communities, Inc., Monarch Corporation, TMM Holdings Limited Partnership, Monarch Communities Inc., Monarch Parent Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2014, and incorporated herein by reference).

10.10	Form of Indemnification Agreement (included as Exhibit 10.4 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.11	Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.14 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.12	Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.13	Taylor Morrison Long-Term Cash Incentive Plan (included as Exhibit 10.18 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

Exhibit No.	Description

10.14	Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.15	Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.16	TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.17	Employment Agreement, dated as of July 13, 2011, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.7 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.17(a)	First Amendment to Employment Agreement, dated May 17, 2012, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.8 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.18	Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.9 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.19	Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

21.1*	Subsidiaries of Taylor Morrison Home Corporation

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.