Form 10-Q
period 2015-03-31
Taylor Morrison Home Corp
filed 2015-05-07
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 7, 2015
Class A common stock, $0.00001 par value	33,073,747
Class B common stock, $0.00001 par value	89,200,063

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$399,537	$234,217
Restricted cash	655	1,310
Real estate inventory:
Owned inventory	2,750,090	2,511,623
Real estate not owned under option agreements	4,640	6,698

Total real estate inventory	2,754,730	2,518,321
Land deposits	31,364	34,544
Mortgages receivable	83,407	191,140
Prepaid expenses and other assets, net	101,854	89,210
Other receivables, net	99,354	85,274
Investments in unconsolidated entities	112,813	110,291
Deferred tax assets, net	251,392	258,190
Property and equipment, net	4,893	5,337
Intangible assets, net	6,392	5,459
Goodwill	23,375	23,375
Assets of discontinued operations	—	576,445

Total assets	$3,869,766	$4,133,113

Liabilities
Accounts payable	$136,815	$122,466
Accrued expenses and other liabilities	179,488	200,556
Income taxes payable	39,772	50,096
Customer deposits	85,772	70,465
Senior notes	1,388,676	1,388,840
Loans payable and other borrowings	128,184	147,516
Revolving credit facility borrowings	—	40,000
Mortgage warehouse borrowings	55,245	160,750
Liabilities attributable to consolidated option agreements	4,640	6,698
Liabilities of discontinued operations	—	168,565

Total liabilities	2,018,592	2,355,952
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,073,747 and 33,060,540 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,200,063 and 89,227,416 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	375,194	374,358
Retained earnings	140,910	114,948
Accumulated other comprehensive loss	(17,850)	(10,910)

Total stockholders’ equity attributable to Taylor Morrison Home Corporation	498,255	478,397
Non-controlling interests – joint ventures	6,624	6,528
Non-controlling interests – Principal Equityholders	1,346,295	1,292,236

Total stockholders’ equity	1,851,174	1,777,161

Total liabilities and stockholders’ equity	$3,869,766	$4,133,113

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2015	2014
Home closings revenue, net	$493,592	$455,295
Land closings revenue	8,188	8,918
Mortgage operations revenue	7,635	6,262

Total revenues	509,415	470,475
Cost of home closings	405,104	356,300
Cost of land closings	4,666	6,858
Mortgage operations expenses	5,062	3,936

Total cost of revenues	414,832	367,094
Gross margin	94,583	103,381
Sales, commissions and other marketing costs	36,220	33,384
General and administrative expenses	20,704	19,241
Equity in income of unconsolidated entities	(303)	(984)
Interest (income) expense, net	(50)	686
Other expense, net	5,771	3,098
Gain on foreign currency forward	(29,983)	—

Income from continuing operations before income taxes	62,224	47,956
Income tax provision	22,042	10,956

Net income from continuing operations	40,182	37,000

Discontinued operations:
Income from discontinued operations	—	6,435
Transaction expenses from discontinued operations	(9,043)	—
Gain on sale of discontinued operations	80,205	—
Income tax expense from discontinued operations	(14,500)	(2,139)

Net income from discontinued operations	56,662	4,296
Net income before allocation to non-controlling interests	96,844	41,296
Net income attributable to non-controlling interests — joint ventures	(368)	(117)

Net income before non-controlling interests — Principal Equityholders	96,476	41,179

Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(29,133)	(27,105)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	(41,381)	(3,142)

Net income available to Taylor Morrison Home Corporation	$25,962	$10,932

Earnings per common share — basic:
Income from continuing operations	$0.33	$0.30
Income from discontinued operations — net of tax	$0.46	$0.03

Net income available to Taylor Morrison Home Corporation	$0.79	$0.33
Earnings per common share — diluted:
Income from continuing operations	$0.33	$0.30
Income from discontinued operations — net of tax	$0.46	$0.03

Net income available to Taylor Morrison Home Corporation	$0.79	$0.33
Weighted average number of shares of common stock:
Basic	33,067	32,858
Diluted	122,355	122,344

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Income before non-controlling interests, net of tax	$96,844	$41,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(27,413)	(14,264)
Post-retirement benefits adjustments, net of tax	1,757	338

Other comprehensive loss, net of tax	(25,656)	(13,926)
Comprehensive income	71,188	27,370
Comprehensive income attributable to non-controlling interests — joint ventures	(368)	(117)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(51,798)	(20,062)

Comprehensive income available to Taylor Morrison Home Corporation	$19,022	$7,191

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

	Common Stock
					Additional
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2013	32,857,800	$—	89,451,164	$1	$372,789	$43,479	$(452)	$7,236	$1,121,848	$1,544,901
Net income	—	—	—	—	—	10,932	—	117	30,247	41,296
Other comprehensive loss	—	—	—	—	—	—	(3,741)	—	(10,185)	(13,926)
Share based compensation	—	—	—	—	361	—	—	—	984	1,345
Distributions to non-controlling interests—joint ventures	—	—	—	—	—	—	—	(87)	—	(87)

Balance – March 31, 2014	32,857,800	$—	89,451,164	$1	$373,150	$54,411	$(4,193)	$7,266	$1,142,894	$1,573,529

Balance – December 31, 2014	33,060,540	$—	89,227,416	$1	$374,358	$114,948	$(10,910)	$6,528	$1,292,236	$1,777,161
Net income	—	—	—	—	—	25,962	—	368	70,514	96,844
Other comprehensive loss	—	—	—	—	—	—	(6,940)	—	(18,716)	(25,656)
Exchange of New TMM Units and corresponding number of Class B Common Stock	8,330	—	(8,330)	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(19,023)	—	—	—	—	—	—	—
Issuance of restricted stock units	4,877	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	836	—	—	—	2,261	3,097
Distributions to non-controlling interests—joint ventures	—	—	—	—	—	—	—	(272)	—	(272)

Balance – March 31, 2015	33,073,747	$—	89,200,063	$1	$375,194	$140,910	$(17,850)	$6,624	$1,346,295	$1,851,174

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,844	$41,296
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(303)	(2,629)
Stock compensation expense	1,558	1,345
Distributions of earnings from unconsolidated entities	507	13,977
Depreciation and amortization	861	(387)
Net income from discontinued operations	(56,662)	—
Gain on foreign currency forward	(29,983)	—
Contingent consideration	1,676	—
Deferred income taxes	6,798	(5,726)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(246,993)	(242,296)
Receivables, prepaid expenses and other assets	67,888	(26,146)
Customer deposits	14,495	16,490
Accounts payable, accrued expenses and other liabilities	(15,952)	(15,981)
Income taxes payable	(10,912)	(26,389)

Net cash used in operating activities	(170,178)	(246,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(317)	693
Distribution from unconsolidated entities	—	1,130
Decrease in restricted cash	655	6,244
Investments of capital into unconsolidated entities	(2,726)	(10,412)
Proceeds from sale of discontinued operations	268,853	—
Gain on foreign currency forward	29,983	—

Net cash provided by (used in) investing activities	296,448	(2,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit related to mortgage borrowings	158,638	89,178
Repayment on line of credit related to mortgage borrowings	(264,143)	(112,151)
Proceeds from loans payable and other borrowings	—	1,859
Repayments of loans payable and other borrowings	(20,167)	(35,288)
Borrowings on revolving credit facility	—	53,000
Payments on revolving credit facility	(40,000)	(53,000)
Proceeds from the issuance of senior notes	—	350,000
Deferred financing costs	—	5,806
Payment of contingent consideration	(3,050)	—
Distributions to non-controlling interests — joint ventures	(272)	(87)

Net cash (used in) provided by financing activities	(168,994)	299,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19,944)	(6,707)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(62,668)	$43,819
CASH AND CASH EQUIVALENTS — Beginning of period (1)	462,205	389,181

CASH AND CASH EQUIVALENTS — End of period	$399,537	$433,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(40,067)	$(45,318)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in loans payable issued to sellers in connection with land purchase contracts	$(21,400)	$(25,019)

Decrease in income taxes payable	$—	$51

(1)	Cash and cash equivalents shown here include the cash related to Monarch. At December 31, 2014, cash held at Monarch was $227,988.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” the “Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. We currently operate in Arizona, California, Colorado, Florida and Texas. Our homes appeal to entry-level, move-up, 55+ and luxury homebuyers. The Company operates under our Taylor Morrison and Darling Homes brands. Our business has ten homebuilding operating divisions, and a mortgage operations division, which are organized into three reportable segments: East, West, and Mortgage. The communities in our East and West segment offer single family attached and/or detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”).

On July 13, 2011, TMM Holdings Limited Partnership (“TMM Holdings”), an entity formed by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”), acquired (the “Acquisition”) our predecessor, Taylor Woodrow Holdings (USA), Inc., now known as Taylor Morrison Communities, Inc.

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings through the formation of TMM Holdings II Limited Partnership (“New TMM”). In the Reorganization Transactions, the TPG Entities and the Oaktree Entities each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle” respectively). As of March 31, 2015 and December 31, 2014, the Principal Equityholders owned 73.0% of the Company.

On January 28, 2015 we closed on the sale of Monarch Corporation, our former Canadian operating segment (“Monarch”), to an affiliate of Mattamy Homes Limited. As a result of the sale, we do not have significant continuing involvement with Monarch.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2014 Annual Report on Form 10-K. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods present. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Discontinued Operations — As a result of our decision in December 2014 to dispose of Monarch Corporation, our former Canadian operating segment, the operating results and financial position of the Monarch business are presented as discontinued operations for all periods presented (see Note 4 – Discontinued Operations).

Non-controlling interests — In the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Condensed Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors.

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

Non-controlling Interests – Principal Equityholders – Immediately prior to our IPO, the existing holders of TMM Holdings’ limited partnership interests exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”) as part of the Reorganization Transactions. For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B common stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into one share of our Class A Common Stock in accordance with the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units.

Stock Based Compensation — We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation – Stock Compensation. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. We use a Monte Carlo model for the valuation of our restricted stock grants that have a market condition. These models require the input of subjective assumptions. This guidance also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.

Recently Issued Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs continues to be reported as interest expense. ASU 2015-03 will be effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and changes the consolidation analysis required. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2017. The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (“ASU 2014-12”), which provides guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective beginning January 1, 2016. We do not anticipate that the adoption of ASU 2014-12 will have a material effect on our condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will generally need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is proposed to be effective beginning January 1, 2018 and, at that time we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have our condensed consolidated financial statements or disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 was effective for annual periods beginning after December 15, 2014. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements or disclosures.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised:

(In thousands, except per share amounts)
	Three Months Ended March 31,
Numerator:	2015	2014
Net income available to TMHC – basic	$25,962	$10,932
Income from discontinued operations, net of tax	56,662	4,296
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	(41,381)	(3,142)

Net income from discontinued operations – basic	$15,281	$1,154

Net income from continuing operations – basic	$10,681	$9,778

Net income from continuing operations – basic	$10,681	$9,778
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	29,133	27,105
Loss fully attributable to Class A Common Stock	119	199

Net income from continuing operations – diluted	$39,933	$37,082

Net income from discontinued operations – diluted	$56,662	$4,296

Denominator:
Weighted average shares – basic (Class A)	33,067	32,858
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	89,204	89,451
Restricted stock units	84	35

Weighted average shares – diluted	122,355	122,344

Earnings per common share – basic:
Income from continuing operations	$0.33	$0.30
Income from discontinued operations, net of tax	$0.46	$0.03

Net income available to Taylor Morrison Home Corporation	$0.79	$0.33

Earnings per common share – diluted:
Income from continuing operations	$0.33	$0.30
Income from discontinued operations, net of tax	$0.46	$0.03

Net income available to Taylor Morrison Home Corporation	$0.79	$0.33

We excluded a total weighted average of 1,515,967 and 1,236,782 stock options and restricted stock units (“RSUs”) from the calculation of earnings per share for the three months ended March 31, 2015 and 2014, respectively, as their inclusion is anti-dilutive.

The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore, are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. Additionally, the income from Principal Equityholders’ non-controlling interest and the related Class B Common Stock may produce a slight anti-dilutive effect on diluted earnings per common share.

4. DISCONTINUED OPERATIONS

In connection with the decision to sell Monarch Corporation in December 2014, the operating results associated with the Monarch business are classified as discontinued operations – net of applicable taxes in the Condensed Consolidated Statements of Operations for all periods presented, and the assets and liabilities associated with this business are classified as assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets for all applicable periods presented.

In the three months ended March 31, 2015, we did not record any revenues related to Monarch. The activity recorded in 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase premium of Monarch, less related costs and tax. In the three months ended March 31, 2014 we recorded $48.7 million of revenues related to Monarch, which is included in discontinued operations.

The components of assets and liabilities of discontinued operations at December 31, 2014 are as follows (in thousands):

Cash and cash equivalents	$227,988
Restricted cash	11,474
Real estate inventory	149,087
Land deposits	7,547
Loans receivable	40,808
Tax indemnification receivable	5,194
Prepaid expenses and other assets, net	11,197
Other receivables, net	1,984
Investments in unconsolidated entities	111,887
Deferred tax assets, net	3,233
Property and equipment, net	2,546
Intangible assets, net	3,500

Assets of discontinued operations	$576,445

Accounts payable	$14,438
Accrued expenses and other liabilities	44,554
Income taxes payable	8,076
Customer deposits	11,166
Loans payable and other borrowings	90,331

Liabilities of discontinued operations	$168,565

The sale of Monarch was completed in the first quarter of 2015, so there are no assets or liabilities of discontinued operations on the Condensed Consolidated Balance Sheet as of March 31, 2015.

5. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in foreign currency forward in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

6. REAL ESTATE INVENTORY AND LAND DEPOSITS

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we review our real estate inventory for indicators of impairment by community during each reporting period. In conducting the review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. For the three months ended March 31, 2015 and 2014, we recorded no impairments on real estate assets.

In the ordinary course of business, we enter into various specific performance contracts to acquire lots. Real estate not owned under these contracts is consolidated into real estate inventory with a corresponding liability in liabilities attributable to consolidated option agreements in the Condensed Consolidated Balance Sheets.

Inventory consists of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Operating communities, including capitalized interest	$2,481,227	$2,217,067
Real estate held for development or held for sale	268,863	294,556

Total owned inventory	2,750,090	2,511,623
Real estate not owned under option contracts	4,640	6,698

Total real estate inventory	$2,754,730	$2,518,321

The development status of our land inventory is as follows (dollars in thousands):

	As of March 31, 2015		As of December 31, 2014
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	8,648	$401,092	9,825	$464,882
Partially developed	8,292	756,311	8,680	654,759
Finished	9,851	881,689	8,727	787,033
Long-term strategic assets	3,561	20,829	3,564	27,993

Total	30,352	$2,059,921	30,796	$1,934,667

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of March 31, 2015 and December 31, 2014, we had the right to purchase 5,405 and 5,372 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $403.4 million and $323.5 million as of March 31, 2015 and December 31, 2014, respectively. We do not have title to the property and the creditors generally have no recourse. As of March 31, 2015 and December 31, 2014, our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $31.4 million and $34.5 million, respectively, in land deposits related to land options and land purchase contracts. Creditors of these VIEs, if any, generally have no recourse against us.

For the three months ended March 31, 2015 and 2014, no impairment of option deposits or capitalized pre-acquisition costs were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future.

Capitalized Interest — Interest capitalized, incurred, expensed and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest capitalized - beginning of period	$94,880	$71,263
Interest incurred/capitalized	25,039	17,901
Interest amortized to cost of closings	(16,027)	(9,626)

Interest capitalized - end of period	$103,892	$79,538

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.

Summarized, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of March 31, 2015	As of December 31, 2014
Assets:
Real estate inventory	$407,166	$396,858
Other assets	56,411	59,963

Total assets	$463,577	$456,821

Liabilities and owners’ equity:
Debt	$142,954	$129,561
Other liabilities	6,154	8,870

Total liabilities	149,108	$138,431

Owners’ equity:
TMHC	112,813	110,291
Others	201,656	208,099

Total owners’ equity	314,469	318,390

Total liabilities and owners’ equity	$463,577	$456,821

	Three Months Ended March 31,
	2015	2014
Revenues	$1,695	$1,630
Costs and expenses	(1,173)	(227)

Income of unconsolidated entities	$522	$1,403

Company’s share of income in unconsolidated entities	$303	$984

Distributions of earnings from unconsolidated entities	$507	$1,037

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

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Real estate development costs to complete	$21,329	$24,222
Compensation and employee benefits	28,200	51,475
Self-insurance and warranty reserves	42,956	44,595
Interest payable	33,153	22,033
Property and sales taxes payable	7,931	12,808
Other accruals	45,919	45,423

Total accrued expenses and other liabilities	$179,488	$200,556

Self-Insurance and Warranty Reserves – A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Reserve - beginning of period	$44,595	$34,814
Additions to reserves	2,700	2,194
Costs and claims incurred	(5,934)	(2,013)
Change in estimates to pre-existing reserves	1,595	4,259

Reserve - end of period	$42,956	$39,254

9. DEBT

(Dollars in thousands)	As of March 31, 2015	As of December 31, 2014
7.75% Senior Notes due 2020, unsecured, with $8.5 million and $8.9 million of unamortized debt issuance costs at March 31, 2015 and December 31, 2014, respectively and $3.3 million and $3.4 million of unamortized bond premium at March 31, 2015 and December 31, 2014, respectively	$488,676	$488,840
5.25% Senior Notes due 2021, unsecured, with $7.2 million and $7.5 million of unamortized debt issuance costs at March 31, 2015 and December 31, 2014, respectively	550,000	550,000
5.625% Senior Notes due 2024, unsecured, with $4.8 million and $4.9 million of unamortized debt issuance costs at March 31, 2015 and December 31, 2014, respectively	350,000	350,000

Senior Notes sub-total	$1,388,676	$1,388,840
$400 million Revolving Credit Facility with $5.0 million and $5.6 million of unamortized debt issuance costs at March 31, 2015 and December 31, 2014, respectively	—	40,000
Mortgage warehouse borrowings	55,245	160,750
Loans payable and other borrowings	128,184	147,516

Total Senior Notes and bank financing	$1,572,105	$1,737,106

2020 Senior Notes

On April 13, 2012, we issued $550.0 million of 7.75% Senior Notes due 2020 (the “Initial Notes”) at an initial offering price of 100% of the principal amount (the “Offering”). The net proceeds from the sale of the Initial Notes were used, in part, to repay existing indebtedness. The remaining proceeds of approximately $187.4 million from the Offering were used for general corporate purposes. An additional $3.0 million of issuance costs were incurred.

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

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2020 Senior Notes and the guarantees are senior unsecured obligations. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. The 2020 Senior Notes were redeemed in full on May 1, 2015 using the net proceeds from an issuance of new senior unsecured notes, together with cash on hand. For further information, see Note 18 – Subsequent Events.

There are no financial maintenance covenants for the 2020 Senior Notes.

2021 Senior Notes

On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were used to repay the outstanding balance under the Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

The 2021 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior Notes contains covenants, change of control and asset sale offer provisions that are similar to those contained in the indenture governing the 2020 Senior Notes.

There are no financial maintenance covenants for the 2021 Senior Notes.

2024 Senior Notes

On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2024 Senior Notes were used to repay the outstanding balance under the Revolving Credit Facility and for general corporate purposes.

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

There are no financial maintenance covenants for the 2024 Senior Notes.

Revolving Credit Facility

The Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that TMC may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by Taylor Morrison Communities, Inc. (“TMC” or the “Borrower”) at March 31, 2015 was 0.38 to 1.00. The minimum consolidated tangible net worth requirement was $1.4 billion at March 31, 2015. At March 31, 2015, the Borrower’s tangible net worth, as defined in the Revolving Credit Facility, was $1.8 billion.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

On April 24, 2015, we amended our senior revolving credit facility (the “Revolving Credit Facility”) to increase the amount available thereunder to $500.0 million, extend its maturity to April 12, 2019 and reduce certain margins payable thereunder. For more information, see Note 18 – Subsequent Events.

Mortgage Borrowings

The following is a summary of our mortgage subsidiary borrowings (in thousands):

	As of March 31, 2015
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$22,995	$85,000		LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	—	50,000		LIBOR + 2.75%	August 19, 2015	Mortgage Loans
J.P. Morgan	32,250	50,000		(2)	September 28, 2015	Pledged Cash

Total	$55,245	$185,000

	As of December 31, 2014
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$62,894	$85,000		LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,430	50,000		LIBOR + 2.75%	August 19, 2015	Mortgage Loans
J.P. Morgan	86,426	100,000	(3)	(2)	September 28, 2015	Pledged Cash

Total	$160,750	$235,000

(1)	The mortgage borrowings outstanding as of March 31, 2015 and December 31, 2014, are collateralized by $83.4 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables and $0.6 million and $1.3 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Interest under the J.P. Morgan agreement ranges from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever is greater).
(3)	The warehouse facility with J.P. Morgan has a maximum credit line of $50.0 million. On December 12, 2014 the agreement was temporarily amended to increase the capacity from $50.0 million to $100.0 million. Effective January 23, 2015, the temporary increase expired.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of March 31, 2015 and December 31, 2014 consist of amounts due to various land sellers and a seller carryback note from a prior year acquisition. Loans payable bear interest at rates that ranged from 0% to 8% at March 31, 2015 and December 31, 2014, and generally are secured by the land that was acquired with the loans. We impute interest for loans with no stated interest rates.

10. FAIR VALUE DISCLOSURES

We have adopted ASC Topic 820, Fair Value Measurements for valuation of financial instruments. ASC 820 provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:

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

The fair value of our mortgages receivable is derived from negotiated rates with partner lending institutions. The fair value of our mortgage borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The carrying value and fair value of our financial instruments are as follows (in thousands):

		March 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgages receivable	2	$83,407	$83,407	$191,140	$191,140
Mortgage borrowings	2	55,245	55,245	160,750	160,750
Loans payable and other borrowings	2	128,184	128,184	147,516	147,516
7.75% Senior Notes due 2020	2	488,676	519,218	488,840	518,170
5.25% Senior Notes due 2021	2	550,000	543,125	550,000	539,000
5.625% Senior Notes due 2024	2	350,000	340,375	350,000	336,000
Revolving Credit Facility	2	—	—	40,000	40,000

11. INCOME TAXES

The effective tax rate for the three months ended March 31, 2015 and 2014 was based on the federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, preferential treatment of deductions relating to homebuilding activities.

As of March 31, 2015, cumulative gross unrecognized tax benefits were $2.4 million and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2014, our cumulative gross unrecognized tax benefits were $2.4 million. These amounts are included in income taxes payable in the accompanying Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. None of the unrecognized tax benefits are expected to reverse in the next 12 months.

In accordance with ASC Topic 740-10, Income Taxes, we assess whether a valuation allowance should be established based on the consideration of available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment includes a review of both positive and negative evidence including our earnings history, forecasts and future profitability, assessment of the industry, the length of statutory carry-forward periods, experiences of utilizing NOL’s and built-in losses, and tax planning alternatives.

12. STOCKHOLDERS’ EQUITY

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

The components and respective voting power of our outstanding Common Stock at March 31, 2015 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	33,073,747	27.0%
Class B Common Stock	89,200,063	73.0

Total	122,273,810	100.0%

13. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units, and other awards based on our common stock. As of March 31, 2015 we had an aggregate of 5,669,330 shares of common stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Restricted stock units (RSUs) (1)	$608	$292
Stock options	1,970	676
New TMM Units	519	377

Total stock compensation (2)	$3,097	$1,345

Income tax benefit recognized	$14	$—

(1)	Includes compensation expense related to restricted stock units and performance based restricted stock units.
(2)	Included in the table above is $1.5 million of stock compensation expense related to the acceleration of vesting for equity awards held by Monarch employees. The sale of Monarch triggered a change in control provision provided for in the respective award agreements and Plan document. The expense related to the acceleration of awards is included in transaction expenses from discontinued operations in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.

At March 31, 2015 and December 31, 2014, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $23.1 million and $16.0 million, respectively.

Restricted Stock – the following table summarizes the restricted stock unit and performance based restricted stock unit activity for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	185,679	$24.19
Granted	417,733	18.38
Vested	(7,377)	24.52
Forfeited	(4,290)	24.30

Balance at March 31, 2015	591,745	$20.09

During the three months ended March 31, 2015, we issued non-performance RSU awards and performance-based RSU awards to certain employees of the Company. The non-performance RSU awards were granted on the same terms as existing non-performance RSU awards with the exception of vesting. The new awards vest with respect to 33.3% on the second, third and fourth anniversaries of the grant date. The performance-based RSU awards are based on the attainment of certain performance metrics set by the Company in the year of grant. The number of shares underlying the performance-based RSUs that will be issued to the recipients may range from the base award depending on actual performance metrics as compared to the target performance metrics. Vesting of these performance-based RSU awards is subject to continued employment with TMHC or an affiliate, through the applicable vesting dates and will become vested with respect to 100% of the RSUs on the third anniversary of the grant date. During the period ended March 31, 2015, a total of 2,500 shares were withheld on net settlement for a de minimis amount.

Stock Options – the following table summarizes the stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	1,325,029	$22.35
Granted	390,170	18.76
Exercised	—	—
Cancelled	(22,000)	22.00

Outstanding at March 31, 2015	1,693,199	$21.53

Options exercisable at March 31, 2015	176,283	$25.31

During the three months ended March 31, 2015, we issued stock options to certain employees. These stock options granted vest 25% on the first four anniversaries of the grant date.

New TMM Units – Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which were treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. During the three months ended March 31, 2015, we paid $1.4 million in settlement of these awards.

Pursuant to the Reorganization Transactions the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of March 31, 2015 are as follows:

	Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,431,721	$5.11
Granted	—	—
Exchanges (1)	(8,330)	5.56
Forfeited (2)	(19,023)	4.23

Balance at March 31, 2015	1,404,368	$5.12

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.
(2)	Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been cancelled.

14. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. There were no real estate inventory acquisitions from such affiliates in the three months ended March 31, 2015 and $15.7 million in real estate inventory acquisitions from such affiliates in the three months ended March 31, 2014. We believe such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length, as they are entered into at terms comparable to those with unrelated third parties.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 (in thousands):

	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)

Other comprehensive income (loss) before reclassifications	269	(27,413)	—	(27,144)
Gross amounts reclassified from accumulated other comprehensive loss	1,488	—	—	1,488
Foreign currency translation	518	—	(518)	—
Income tax (expense) benefit	—	—	—	—

Other comprehensive income (loss), net of tax	$2,275	$(27,413)	$(518)	$(25,656)
Gross amounts reclassified within accumulated other comprehensive income (loss) to	(2,289)	—	21,005	18,716

Balance, end of period	$678	$(79,561)	$61,033	$(17,850)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

16. OPERATING AND REPORTING SEGMENTS

We have ten homebuilding operating divisions which are aggregated into two reportable homebuilding segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics. We also have a mortgage and financial services segment. We have no inter-segment sales as all sales are to external customers. Our reporting segments are as follows:

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

Segment information, excluding discontinued operations, is as follows (in thousands):

	Three Months Ended March 31, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$305,754	$196,026	$7,635	$—	$509,415
Gross margin	61,464	30,546	2,573	—	94,583
Selling, general and administrative expense	(30,380)	(13,619)	—	(12,925)	(56,924)
Equity in income of unconsolidated entities	144	(180)	339	—	303
Interest and other (expense) income	(3,708)	(284)	—	(1,729)	(5,721)
Gain on foreign currency forward	—	—	—	29,983	29,983

Income from continuing operations before income taxes	$27,520	$16,463	$2,912	$15,329	$62,224

	Three Months Ended March 31, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$273,027	$191,186	$6,262	$—	$470,475
Gross margin	59,886	41,169	2,326	—	103,381
Selling, general and administrative expense	(26,746)	(14,486)	—	(11,393)	(52,625)
Equity in income of unconsolidated entities	299	279	406	—	984
Interest and other (expense) income	(3,438)	(54)	—	(292)	(3,784)

Income from continuing operations before income taxes	$30,001	$26,908	$2,732	$(11,685)	$47,956

	As of March 31, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,378,789	$1,407,305	$—	$—	$2,786,094
Investments in unconsolidated entities	59,374	52,195	1,244	—	112,813
Other assets	152,999	30,111	100,253	687,496	970,859

Total assets	$1,591,162	$1,489,611	$101,497	$687,496	$3,869,766

	As of December 31, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$1,275,192	$1,277,673	$—	$—	$—	$2,552,865
Investments in unconsolidated entities	57,138	51,909	1,244	—	—	110,291
Other assets	166,854	37,989	204,685	483,984	576,445	1,469,957

Total assets	$1,499,184	$1,367,571	$205,929	$483,984	$576,445	$4,133,113

17. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $349.1 million and $315.6 million as of March 31, 2015 and December 31, 2014, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2015 will be drawn upon.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At March 31, 2015 and December 31, 2014, our legal accruals were $1.0 million and $0.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter.

18. SUBSEQUENT EVENTS

2023 Senior Notes and Redemption of 2020 Senior Notes

On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes are unsecured and are not subject to registration rights. The net proceeds of the offering together with cash on hand, were used to redeem the entire remaining $485.4 million aggregate principal amount of 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we will record a loss on extinguishment of debt in the second quarter of 2015.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2024 Senior Notes. The 2023 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2023 Senior Notes contains covenants that are substantially similar to those in the indenture governing the 2024 Senior Notes. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2021 and the 2024 Senior Notes. The change of control provisions in the indenture governing the 2023 Senior Notes are similar to those contained in the indenture governing the 2024 Senior Notes.

Prior to January 15, 2023, the 2023 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through January 15, 2023 (plus accrued and unpaid interest). Beginning January 15, 2023, the 2023 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Revolving Credit Facility

On April 24, 2015, we entered into Amendment No. 3 to the Revolving Credit Facility. Among other things, this amendment increased the amount available under the Revolving Credit Facility up to $500.0 million, extended the maturity of the Restated Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder.

JEH Homes

On April 30, 2015 we completed the acquisition of JEH Homes, a homebuilder in Atlanta. This was a 2,000 lot acquisition with consideration paid in cash and a performance earn-out. We utilized a portion of the funds from the Monarch transaction to fund the acquisition. The Company has not completed its initial purchase price allocation with respect to the acquisition of JEH Homes.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “we,” “us,” or “our” are to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries.

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein are made only as of the date of this quarterly report. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by applicable law. All subsequent written and verbal forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

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

East	North Florida and West Florida, Houston, which includes a Taylor Morrison division and a Darling Homes division, Dallas and Austin
West	Denver, Phoenix, Northern California and Southern California
Mortgage Operations	Mortgage and Financial Services (TMHF)

We offer single family attached and/or detached homes and revenue is recognized when the homes are completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development and the construction costs of the homes we sell.

Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, TMHF. Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

On January 28, 2015 we closed on the sale of Monarch Corporation, our former Canadian operating segment (“Monarch”), to an affiliate of Mattamy Homes Limited (“Mattamy”). As a result of the sale, we do not have significant continuing involvement with Monarch, and the operating results and financial condition are presented as discontinued operations.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this quarterly report relating to “adjusted home closings gross margins.”

Adjusted home closings gross margins

We calculate adjusted home closings gross margin from U.S. GAAP gross margin by adding impairment charges, if any, attributable to the write-down of communities, and the amortization of capitalized interest through cost of home closings. We evaluate adjusted home closings gross margin, which is calculated by adding back to home closings gross margin the capitalized interest amortization related to the homes closed. Management uses adjusted home closings gross margin to evaluate our operational and economic performance on a consolidated basis. We believe adjusted home closings gross margin is relevant and useful to investors for evaluating our overall financial performance. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measure as a measure of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.

Recent Developments

2023 Senior Notes and Redemption of 2020 Senior Notes

On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes are unsecured and are not subject to registration rights. The net proceeds of the offering together with cash on hand, were used to redeem the entire remaining $485.4 million aggregate principal amount of 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we will record a loss on extinguishment of debt in the second quarter of 2015.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2024 Senior Notes. The 2023 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2023 Senior Notes contains covenants that are substantially similar to those in the indenture governing the 2024 Senior Notes. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2021 and the 2024 Senior Notes. The change of control provisions in the indenture governing the 2023 Senior Notes are similar to those contained in the indenture governing the 2024 Senior Notes.

Prior to January 15, 2023, the 2023 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through January 15, 2023 (plus accrued and unpaid interest). Beginning January 15, 2023, the 2023 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Revolving Credit Facility

On April 24, 2015, we entered into Amendment No. 3 to the Revolving Credit Facility. Among other things, this amendment increased the amount available under the Revolving Credit Facility up to $500.0 million, extended the maturity of the Restated Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder.

JEH Homes

On April 30, 2015 we completed the acquisition of JEH Homes, a homebuilder in Atlanta. This was a 2,000 lot acquisition for $64.6 million. We utilized a portion of the funds from the Monarch transaction to fund the acquisition.

First Quarter 2015 Highlights

Key financial results as of and for the three months ended March 31, 2015, as compared to the same period in 2014, are as follows:

•	Average community count increased 22% to 228 average communities from 187 in the prior year quarter

•	Net sales orders increased 14% to 1,729

•	Home closings were 1,063

•	Backlog of homes under contract was 2,918 units, with a sales value of $1.4 billion as of March 31, 2015

•	Cancellations as a percentage of gross sales orders were 11.9%, compared to 11.4% in the prior year quarter

•	Average price of homes closed increased 7% to $464,000

•	Average monthly absorption pace was 2.5 compared to 2.7 in the prior year quarter.

•	Mortgage operations reported gross profit of $2.6 million on revenue of $7.6 million

Results of Operations

The following table sets forth our results of operations (unaudited):

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Statements of Operations Data:
Home closings revenue, net	$493,592	$455,295
Land closings revenue	8,188	8,918
Mortgage operations revenue	7,635	6,262

Total revenues	509,415	470,475
Cost of home closings	405,104	356,300
Cost of land closings	4,666	6,858
Mortgage operations expenses	5,062	3,936

Gross margin	94,583	103,381
Sales, commissions and other marketing costs	36,220	33,384
General and administrative expenses	20,704	19,241
Equity in income of unconsolidated entities	(303)	(984)
Interest (income) expense, net	(50)	686
Other expense, net	5,771	3,098
Gain on foreign currency forward	(29,983)	—

Income from continuing operations before income taxes	62,224	47,956
Income tax provision	22,042	10,956

Net income from continuing operations	40,182	37,000

Discontinued operations:
Income from discontinued operations	—	6,435
Transaction expenses from discontinued operations	(9,043)	—
Gain on sale of discontinued operations	80,205	—
Income tax provision from discontinued operations	(14,500)	(2,139)

Net income from discontinued operations	56,662	4,296
Net income before allocation to non-controlling interests	96,844	41,296
Net income attributable to non-controlling interests – joint ventures	(368)	(117)

Net income before non-controlling interests – Principal Equityholders	96,476	41,179

Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(29,133)	(27,105)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	(41,381)	(3,142)

Net income available to Taylor Morrison Home Corporation	$25,962	$10,932

Home closings gross margin as a percentage of home closings revenue	17.9%	21.7%
Adjusted home closings gross margin as a percentage of home closings revenue	21.2%	23.8%
Sales, commissions and other marketing costs as a % of home closings revenue	7.3%	7.3%
General and administrative expenses as a % of home closings revenue	4.2%	4.2%
Average sales price per home closed	$464	$432

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Average Active Selling Communities

	Three Months Ended March 31,
	2015	2014	Change
East	166	136	22.1%
West	62	51	21.6

Total	228	187	21.9%

Consolidated:

Average active selling communities increased 21.9%, primarily due to significant additions in our West Florida, Houston, Northern California and Phoenix divisions. We opened new communities and completed existing communities throughout all of our markets since March 31, 2014. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

East:

The number of average active selling communities in the East segment increased period over period, primarily due to the opening of 17 new communities in West Florida, partially offset by community close-outs.

West:

The number of average active selling communities in the West segment increased period over period, primarily due to 17 new community openings in Northern California and 13 new community openings in Phoenix, partially offset by community close-outs.

Net Sales Orders

(Dollars in thousands)	Three Months Ended March 31, (1)
	Net Homes Sold			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	1,042	922	13.0%	$440,464	$381,220	15.5%	$423	$413	2.4%
West	687	592	16.0	331,033	313,108	5.7	482	529	(8.9)

Total	1,729	1,514	14.2%	$771,497	$694,328	11.1%	$446	$459	(2.8)%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers.

Consolidated:

The increase in the value of sales orders and the number of net new homes sold in 2015 compared to 2014 was due to an increase in our average active selling communities. The increases were also driven by consumer demand for our well-located and desirable product offerings in our markets. Consumer demand increased as a result of historically low interest rates and stabilizing macroeconomic conditions relative to the prior comparable period. Average selling price decreased slightly due to a shift in geographic mix to homes with a lower sales value. Overall, sales pace decreased to 2.5 homes per month per community for the three months ended March 31, 2015 from 2.7 homes per month per community in the prior year comparable period.

East:

Net sales orders increased in both units and in sales value in 2015 compared to 2014 due to an increase in average active selling communities and an increase in average selling price per home. We increased the average selling price of net homes sold in the East segment by 2.4% to $423,000, resulting in an increase in sales value of net homes sold of 15.5%. Our Houston, North Florida and West Florida divisions were the largest contributors to this increase.

West:

Net sales orders increased in both units and in sales value in 2015 compared to 2014. Sales order increased as a result of an increase in average active selling communities. However, this was partially offset by a decrease in average selling price of net homes sold, driven by a shift in product mix from Southern California, to Phoenix and Denver.

Sales Order Cancellations

	Three Months Ended March 31,
	Cancelled Sales Orders		Cancellation Rate(1)
	2015	2014	2015	2014
East	148	126	12.4%	12.0%
West	86	68	11.1	10.3

Total/weighted average	234	194	11.9%	11.4%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

We believe a favorable financing market, our use of prequalification criteria through TMHF and increased earnest money deposits help us maintain a low cancellation rate. The slight fluctuation in cancellation rate was mostly due to a shift in product mix in the West to lower priced products. However, our cancellation rate decreased from 15.4% in the fourth quarter of 2014 to 11.9% in the first quarter of 2015.

Sales Order Backlog

	As of March 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	2,059	1,794	14.8%	$976,036	$811,300	20.3%	$474	$452	4.9%
West	859	831	3.4	441,092	451,931	(2.4)	513	544	(5.7)

Total	2,918	2,625	11.2%	$1,417,128	$1,263,231	12.2%	$486	$481	1.0%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

East:

Backlog value increased as a result of a 14.8% increase in unit volume and higher average selling prices generated from a shift in product mix to homes with a higher sales value. The East increase in backlog units is consistent with our increases in net homes sold and new community openings year over year.

West:

Backlog units increased primarily as a result of an increase in average active selling communities and an increase in net sales orders. Backlog sales value and average selling price decreased as a result of the shift in sales order mix from Southern California to Phoenix and Denver.

Home Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	Homes Closed			Sales Value(1)			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	692	672	3.0%	$297,566	$264,334	12.6%	$430	$393	9.4%
West	371	383	(3.1)	196,026	190,961	2.7	528	499	5.8

Total	1,063	1,055	0.8%	$493,592	$455,295	8.4%	$464	$432	7.4%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.

East:

The number of homes closed increased as a result of increased homes sold in prior periods. In the first quarter of 2015, the average selling price of homes closed increased as a result of an increase in aggregate sales value of homes closed of 12.6%. Economic market improvements, as well as favorable homebuyer reception of communities, helped contribute to closing revenue increases. Specifically, homes closed in our North Florida division surpassed that in the prior year same period by a significant amount, driving both units and dollars higher as consumer demand for move-up product benefited our communities in these markets.

West:

Average selling price of homes closed increased by 5.8% to $528,000, driven primarily by a shift to more move up and higher priced products in Southern California. This increase in average selling price drove the aggregate increase in sales value. Homes closed in our Northern California and Denver division surpassed that in the prior year period due to increased selling communities, however these increases were offset by decreases in homes closed in our Phoenix and Southern California markets.

Land Closings Revenue

	Three Months Ended March 31,
(In thousands)	2015	2014	Change
East	$8,188	$8,693	(5.8)%
West	—	225	(100.0)

Total	$8,188	$8,918	(8.2)%

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

Segment Home Closings Gross Margins

The following table sets forth a reconciliation between our GAAP home closings gross margins and adjusted home closings gross margins. See “—Non-GAAP Measures—Adjusted home closings gross margins.”

	East		West		Consolidated
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Home Closings
Home closings revenue, net	$297,566	$264,334	$196,026	$190,961	$493,592	$455,295
Cost of home closings	239,624	206,513	165,480	149,787	405,104	356,300

Home closings gross margin	57,942	57,821	30,546	41,174	88,488	98,995
Capitalized interest amortization	9,208	3,846	6,819	5,644	16,027	9,490

Adjusted home closings gross margin	$67,150	$61,667	$37,365	$46,818	$104,515	$108,485

Home closings gross margin %	19.5%	21.9%	15.6%	21.6%	17.9%	21.7%
Adjusted home closings gross margin %	22.6%	23.3%	19.1%	24.5%	21.2%	23.8%

Consolidated:

Our consolidated adjusted home closings gross margin percentage for the three months ended March 31, 2015 decreased compared to the same period in 2014. We are experiencing higher land and development costs as we naturally deplete our legacy holdings supply of inventory. The legacy holdings have lower carrying costs and as a result home closings gross margin percentage is decreasing as those legacy holdings are at a reduced proportion of our overall mix. Geographic and product mix also had an impact on margin rate.

East:

Home closings gross margin and adjusted home closings gross margin percentage decreased for the three months ended March 31, 2015 compared to the prior year first quarter, primarily as a result of Texas experiencing longer construction times due to inclement weather and certain labor supply constraints. Community pricing also negatively affected margin rates.

West:

Home closings gross margin percentage and adjusted home closings gross margin percentage decreased primarily due to a geographic shift in the percentage of homes closed in Northern California where the margin rate is lower though margin dollars are significantly higher. In addition, a shift in product penetration within the West divisions, commodity and labor pricing for self-developed lots continued to negatively affect margin rates.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF. The following is a summary of mortgage operations gross margin:

	Three Months Ended March 30,
(Dollars in thousands)	2015	2014
Mortgage operations revenue	$7,635	$6,262
Mortgage operations expenses	5,062	3,936

Mortgage operations gross margin	$2,573	$2,326

Mortgage operations margin %	33.7%	37.1%

Our Mortgage Operations segment’s revenue increased due primarily to increased closings volume and average loan amounts, while gross margin percentage decreased period over period due to increases in underwriting costs.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the last two comparable periods:

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Three Months Ended March 31, 2015	651	$218.3	74%
Three Months Ended March 31, 2014	608	193.0	73

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage, for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. Our capture rate remained consistent during the three months ended March 31, 2015 as compared to the same period in 2014. In the first quarter of 2015 and 2014, the average FICO score of customers who obtained mortgages through TMHF was 740 and 743, respectively.

Sales, Commissions and Other Marketing Costs

As a percentage of home closings revenue, sales, commissions and other marketing costs was consistent at 7.3% for both the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, sales commissions, and other marketing costs such as advertising and sales office expenses were $36.2 million and $33.4 million, respectively, as a result of a 0.8% increase in homes closed as well as an increase in average selling price of homes closed.

General and Administrative Expenses

General and administrative expenses were consistent at 4.2% of home closings revenue in both the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015, general and administrative expenses were $20.7 million as compared to $19.2 million in the same period in 2014, which represents a 7.6% increase. During both periods we were able to utilize our scalable platform, providing leverage with existing infrastructure to maintain operating costs.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $0.3 million for the three months ended March 31, 2015 compared to $1.0 million for the three months ended March 31, 2014. The decrease was due to the closeout of a joint venture in June 2014 and incurrence of start-up costs from two new joint ventures.

Interest (Income) Expense, Net

Interest expense represents interest incurred, but not capitalized on our long-term debt and other borrowings. In the three months ended March 31, 2015 compared to March 31, 2014, the change from net interest expense to net interest income was due to increased capitalization of interest as a result of higher levels of qualified assets and an increase in cash on deposit.

Other Expense, Net

Other expense, net for the three months ended March 31, 2015 and 2014 was $5.8 million and $3.1 million, respectively. The primary reason for the increase is the current year accrual for contingent payments related to the Darling acquisition in December 2012 (the “Darling Acquisition”). Other expense also generally consists of mothball community expense, pre-acquisition costs on unpursued land projects, captive insurance claims costs and financing fees on our revolving credit facility.

Gain on Foreign Currency Forward

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in foreign currency forward in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

Income Tax Provision

The effective income tax rate from continuing operations for the three months ended March 31, 2015 was 35.4% compared to 22.8% for the same period in 2014. Both rates reflect the benefit for the domestic production activities deduction, however, the prior year results also benefitted from discrete items related to U.S. repatriation of foreign funds.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility;

•	Our various series of Senior Notes;

•	Project-level financing (including non-recourse loans);

•	Mortgage warehouse facilities; and

•	Performance, payment and completion surety bonds, and letters of credit.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations;

•	Borrowings under our Revolving Credit Facility; and

•	Cash generated from the sale of our Monarch business.

Our principal uses of capital in the three months ended March 31, 2015 and 2014 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant capital expenditures for land acquisitions, plats, vertical and horizontal development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

We have a defined strategy for cash management, particularly related to capital expenditures for land and inventory development. We used $170.2 million of cash in operating activities for the three months ended March 31, 2015 and used $246.4 million of cash in operating activities in the same period in 2014. Our principal cash uses in 2015 were real estate inventory acquisitions, construction and taxes. We generated the cash used in 2015 through our operating activities and the sale of our Monarch business.

Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets on an opportunistic basis.

Capital Resources

Cash and Cash Equivalents

As of March 31, 2015, we had available cash and cash equivalents of $399.5 million from continuing operations. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000 in the United States by the Federal Deposit Insurance Corporation.

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of March 31, 2015.

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2020	April 13, 2012	$395,372	100.0%	7.750%	$537,400	$12,600
Senior Notes due 2020	August 21, 2012	93,304	105.5%	7.750%	132,500	3,100
Senior Notes due 2021	April 16, 2013	550,000	100.0%	5.250%	541,700	8,300
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700

Total		$1,388,676			$1,556,900	$28,700

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

Obligations to pay principal and interest on the 2020 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of Taylor Morrison Communities, Inc. (collectively, the “Guarantors”). The 2020 Senior Notes and the guarantees are senior unsecured obligations. The indenture for the 2020 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2020 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2020 Senior Notes at par (plus accrued and unpaid interest) with such proceeds.

On May 1, 2015, we redeemed all $485.4 million aggregate principal amount of outstanding 2020 Senior Notes at a redemption price of 105.813% plus accrued and unpaid interest. To pay the total consideration in the redemption, we used cash on hand, together with net proceeds from the issuance in April 2015 of $350.0 million aggregate principal amount of new 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). For more information regarding the 2023 Senior Notes, see “—2023 Senior Notes,” below. As a result of the redemption of the 2020 Senior Notes, we will record a loss on extinguishment of debt in the second quarter of 2015 and write off all unamortized deferred financing fees.

There are no financial maintenance covenants for the 2020 Senior Notes.

2021 Senior Notes

On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2021 Senior Notes were used to repay the outstanding balance under the Revolving Credit Facility and for general corporate purposes, including the purchase of additional land inventory.

The 2021 Senior Notes are guaranteed by the same Guarantors that guarantee the 2020 Senior Notes. The indenture governing the 2021 Senior Notes contains covenants, change of control and asset sale offer provisions that are similar to those contained in the indenture governing the 2020 Senior Notes.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes

On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023. The 2023 Senior Notes are unsecured and are not subject to registration rights. The net proceeds of the offering together with cash on hand, were used to redeem all of the outstanding 2020 Senior Notes on May 1, 2015.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2024 Senior Notes. The 2023 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2023 Senior Notes contains covenants that are substantially similar to those in the indenture governing the 2024 Senior Notes. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 and the 2024 Senior Notes. The change of control provisions in the indenture governing the 2023 Senior Notes are similar to those contained in the indenture governing the 2024 Senior Notes.

Prior to January 15, 2023, the 2023 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through January 15, 2023 (plus accrued and unpaid interest). Beginning January 15, 2023, the 2023 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2023 Senior Notes.

2024 Senior Notes

On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes are unsecured and are not subject to registration rights. The net proceeds from the issuance of the 2024 Senior Notes were used to repay the outstanding balance under the Revolving Credit Facility and for general corporate purposes.

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

There are no financial maintenance covenants for the 2024 Senior Notes.

TMHC compared to TMM Holdings

The financial information of TMHC is substantially identical to the financial performance and operations of TMM Holdings except for certain SEC and regulatory fees which are attributable to TMHC.

Revolving Credit Facility

The Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that TMC may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrower at March 31, 2015 was 0.38 to 1.00. The minimum consolidated tangible net worth requirement was $1.4 billion at March 31, 2015. At March 31, 2015, the Borrower’s tangible net worth, as defined in the Revolving Credit Facility, was $1.8 billion.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

On April 24, 2015, we entered into Amendment No. 3 to our senior revolving credit facility (“the Revolving Credit Facility”). Among other things, this amendment increased the amount available under the Revolving Credit Facility up to $500.0 million, extended the maturity of the Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder.

Mortgage Company Loan Facilities

Borrowings under our TMHF warehouse facilities are accounted for as secured borrowings under ASC Topic 860, “Transfers and Servicing.” Total capacity under the TMHF warehouse facilities available to TMHC at March 31, 2015 is $185.0 million. The following table summarizes the terms of our TMHF warehouse facilities:

	As of March 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$22,995	$85,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	—	50,000	LIBOR + 2.75%	August 19, 2015	Mortgage Loans
J.P. Morgan	32,250	50,000	(2)	September 28, 2015	Pledged Cash

Total	$55,245	$185,000

(1)	The mortgage borrowings outstanding as of March 31, 2015 and December 31, 2014, are collateralized by $83.4 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables and $0.6 million and $1.3 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Interest under the J.P. Morgan agreement ranges from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever is greater).

Loans Payable and Other Borrowings

Loans payable and other borrowings as of March 31, 2015 consist of project-level debt due to various land sellers and municipalities, and are generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $83.2 million of the loans as of March 31, 2015 was 5.5% per annum, and $45.0 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Revolving Credit Facility to various land sellers and municipalities in the amounts below as of the dates indicated:

	As of March 31, 2015		As of December 31, 2014
(In thousands)	Available	Issued	Available	Issued
Revolving Credit Facility	$200,000	$31,147	$200,000	$35,071

Operating Cash Flow Activities

Our net cash used in operating activities was $170.2 million for the three months ended March 31, 2015, compared to $246.4 million used in operating activities for the three months ended March 31, 2014. The primary driver of the change year over year was a decrease in mortgage receivables. Mortgage receivables decreased as a result of the seasonal increase in mortgage loan sales of our TMHF mortgage subsidiary. Also contributing to the change was a $30.0 million gain on a foreign currency forward.

Investing Cash Flow Activities

Net cash provided by investing activities was $296.4 million for the three months ended March 31, 2015, as compared to cash used in investing activities of $2.3 million in the first quarter 2014. The increase in cash provided by investing activities was primarily the result of proceeds from our Monarch disposition in the first quarter of 2015, and cash received from a foreign currency forward.

Financing Cash Flow Activities

Net cash used in financing activities was $169.0 million for the three months ended March 31, 2015, compared to $299.3 million of net cash provided by financing activities in the first quarter of 2014. The change in net cash from financing activities year over year was primarily attributable to an increase in net repayments on our lines of credit related to mortgage borrowings and the issuance of $350.0 million of senior notes in the first quarter of 2014, whereas we did not issue senior notes in the first quarter 2015.

Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

(In thousands)	As of March 31, 2015	As of December 31, 2014
Letters of credit	$31,147	$35,071
Surety bonds	$317,940	$280,559

Total outstanding letters of credit, surety bonds	$349,087	$315,630

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

The following is a rollforward of the investments in unconsolidated land development and homebuilding joint ventures:

(In thousands)	East	West	Corporate	Total
Investment balance, December 31, 2014	$57,138	$51,909	$1,244	$110,291
Joint venture income	144	(180)	339	303
Distributions	(168)	—	(339)	(507)
Contributions	2,260	466	—	2,726

Investment balance, March 31,2015	$59,374	$52,195	$1,244	$112,813

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of March 31, 2015, we had outstanding land purchase and lot option contracts of $403.4 million for lots. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

Seasonality

Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a higher portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three months ended March 31, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2015, approximately 96.5% of our debt was fixed rate and 3.5% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of March 31, 2015, we had no outstanding borrowings under our Revolving Credit Facility. We had $368.9 million of additional availability for borrowings and $168.9 million of additional availability for letters of credit (giving effect to $31.1 million of letters of credit outstanding as of such date). Our fixed rate debt is subject to a requirement that we offer to purchase the 2020 Senior Notes (see Note 18 Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for more information on the 2020 Senior Notes) and 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not be expected to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2015. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2015	2016	2017	2018	2019	Thereafter	Total
Fixed Rate Debt	$43.5	$40.9	$16.8	$9.9	$13.9	1,391.9	1,516.9	1,534.2
Average interest rate(1)	3.6%	3.6%	3.7%	3.7%	3.7%	6.2%	6.0%	—
Variable Rate Debt(2)	$55.2	$—	$—	$—	$—	$—	$55.2	$55.2
Average interest rate	2.7%	—	—	—	—	—	2.7%	—

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at March 31, 2015, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.5 million per year.

Currency Exchange Risk

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in foreign currency forward in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors set forth in Part 1, Item 1A. of our 2014 Annual Report on Form 10-K. These Risk Factors may materially affect our business, financial condition or results of operations. You should carefully consider the Risk Factors set forth in our 2014 Annual Report on Form 10-K and the other information set forth elsewhere in this quarterly report. You should be aware that these Risk Factors and other information may not describe every risk facing our Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1*	Indenture, dated as of April 16, 2015, relating to Taylor Morrison Communities, Inc.’s and Taylor Morrison Holdings II, Inc.’s 5.875% Senior Notes due 2023, by and among Taylor Morrison Communities, Inc., Taylor Morrison Holdings II, Inc., the guarantors party thereto and U.S. Bank National Association.

10.1*	Amendment dated as of March 15, 2015 to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership of TMM Holdings II Limited Partnership.

Exhibit No.	Description

10.2*	Amendment No. 3, dated as of April 24, 2015, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014 and December 22, 2014), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders.

10.3*	Employment Agreement, dated as of December 28, 2012, between Taylor Morrison, Inc. and Darrell C. Sherman.

10.4*	2015 Non-Employee Director Deferred Compensation Plan

10.5*	Form of Deferred Stock Unit Award Agreement

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE: May 7, 2015
/s/ Sheryl D. Palmer
Sheryl D. Palmer
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

4.1*	Indenture, dated as of April 16, 2015, relating to Taylor Morrison Communities, Inc.’s and Taylor Morrison Holdings II, Inc.’s 5.875% Senior Notes due 2023, by and among Taylor Morrison Communities, Inc., Taylor Morrison Holdings II, Inc., the guarantors party thereto and U.S. Bank National Association.

10.1*	Amendment dated as of March 15, 2015 to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership of TMM Holdings II Limited Partnership.

10.2*	Amendment No. 3, dated as of April 24, 2015, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014 and December 22, 2014), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders.

10.3*	Employment Agreement, dated as of December 28, 2012, between Taylor Morrison, Inc. and Darrell C. Sherman.

10.4*	2015 Non-Employee Director Deferred Compensation Plan

10.5*	Form of Deferred Stock Unit Award Agreement

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.