Form 10-Q
period 2015-06-30
Taylor Morrison Home Corp
filed 2015-08-05
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2015
Class A common stock, $0.00001 par value	33,079,677
Class B common stock, $0.00001 par value	89,200,063

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$145,546	$234,217
Restricted cash	655	1,310
Real estate inventory:
Owned inventory	2,944,300	2,511,623
Real estate not owned under option agreements	2,594	6,698

Total real estate inventory	2,946,894	2,518,321
Land deposits	36,255	34,544
Mortgage loans held for sale	110,526	191,140
Prepaid expenses and other assets, net	99,909	89,210
Other receivables, net	115,847	85,274
Investments in unconsolidated entities	128,473	110,291
Deferred tax assets, net	251,392	258,190
Property and equipment, net	5,690	5,337
Intangible assets, net	5,697	5,459
Goodwill	32,500	23,375
Assets of discontinued operations	—	576,445

Total assets	$3,879,384	$4,133,113

Liabilities
Accounts payable	$151,272	$122,466
Accrued expenses and other liabilities	174,027	200,556
Income taxes payable	29,821	50,096
Customer deposits	99,875	70,465
Senior notes	1,250,000	1,388,840
Loans payable and other borrowings	123,067	147,516
Revolving credit facility borrowings	105,000	40,000
Mortgage warehouse borrowings	71,485	160,750
Liabilities attributable to consolidated option agreements	2,594	6,698
Liabilities of discontinued operations	—	168,565

Total liabilities	2,007,141	2,355,952
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,079,677 and 33,060,540 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,200,063 and 89,227,416 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	375,745	374,358
Retained earnings	145,987	114,948
Accumulated other comprehensive loss	(17,846)	(10,910)

Total stockholders’ equity attributable to Taylor Morrison Home Corporation	503,887	478,397
Non-controlling interests – joint ventures	6,354	6,528
Non-controlling interests – Principal Equityholders	1,362,002	1,292,236

Total stockholders’ equity	1,872,243	1,777,161

Total liabilities and stockholders’ equity	$3,879,384	$4,133,113

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Home closings revenue, net	$682,387	$582,859	$1,175,980	$1,038,154
Land closings revenue	8,743	5,974	16,931	14,892
Mortgage operations revenue	9,843	8,175	17,478	14,437

Total revenues	700,973	597,008	1,210,389	1,067,483
Cost of home closings	553,652	460,044	958,757	816,344
Cost of land closings	4,566	4,964	9,232	11,822
Mortgage operations expenses	6,096	4,648	11,158	8,584

Total cost of revenues	564,314	469,656	979,147	836,750
Gross margin	136,659	127,352	231,242	230,733
Sales, commissions and other marketing costs	47,022	39,546	83,242	72,930
General and administrative expenses	24,204	19,224	44,908	38,465
Equity in income of unconsolidated entities	(1,225)	(1,253)	(1,527)	(2,237)
Interest (income) expense, net	(82)	96	(132)	782
Other expense, net	3,463	4,231	9,232	7,329
Loss on extinguishment of debt	33,317	—	33,317	—
Gain on foreign currency forward	—	—	(29,983)	—

Income from continuing operations before income taxes	29,960	65,508	92,185	113,464
Income tax provision	9,939	20,105	31,981	31,061

Net income from continuing operations	20,021	45,403	60,204	82,403

Discontinued operations:
Income from discontinued operations	—	14,138	—	20,573
Transaction expenses from discontinued operations	—	—	(9,043)	—
Gain on sale of discontinued operations	—	—	80,205	—
Income tax expense from discontinued operations	—	(4,042)	(14,500)	(6,181)

Net income from discontinued operations	—	10,096	56,662	14,392
Net income before allocation to non-controlling interests	20,021	55,499	116,866	96,795
Net income attributable to non-controlling interests — joint ventures	(920)	(222)	(1,289)	(339)

Net income before non-controlling interests — Principal Equityholders	19,101	55,277	115,577	96,456

Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(14,024)	(33,081)	(43,157)	(60,186)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	—	(7,380)	(41,381)	(10,522)

Net income available to Taylor Morrison Home Corporation	$5,077	$14,816	$31,039	$25,748

Earnings per common share — basic:
Income from continuing operations	$0.15	$0.37	$0.48	$0.66
Income from discontinued operations — net of tax	$—	$0.08	$0.46	$0.12

Net income available to Taylor Morrison Home Corporation	$0.15	$0.45	$0.94	$0.78
Earnings per common share — diluted:
Income from continuing operations	$0.15	$0.37	$0.48	$0.66
Income from discontinued operations — net of tax	$—	$0.08	$0.46	$0.12

Net income available to Taylor Morrison Home Corporation	$0.15	$0.45	$0.94	$0.78
Weighted average number of shares of common stock:
Basic	33,076	32,875	33,071	32,866
Diluted	122,409	122,354	122,382	122,349

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before non-controlling interests, net of tax	$20,021	$55,499	$116,866	$96,795
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	199	14,682	(27,214)	418
Post-retirement benefits adjustments, net of tax	—	(2,118)	1,757	(1,780)

Other comprehensive income (loss), net of tax	199	12,564	(25,457)	(1,362)
Comprehensive income	20,220	68,063	91,409	95,433
Comprehensive income attributable to non-controlling interests — joint ventures	(920)	(222)	(1,289)	(339)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(14,219)	(49,650)	(66,017)	(69,712)

Comprehensive income available to Taylor Morrison Home Corporation	$5,081	$18,191	$24,103	$25,382

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

	Common Stock
					Additional
	Class A		Class B		Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2013	32,857,800	$—	89,451,164	$1	$372,789	$43,479	$(452)	$7,236	$1,121,848	$1,544,901
Net income	—	—	—	—	—	25,748	—	339	70,708	96,795
Other comprehensive loss	—	—	—	—	—	—	(366)	—	(996)	(1,362)
Share based compensation	—	—	—	—	757	—	—	—	2,063	2,820
Exchange of New UMM Units and corresponding number of Class B
Common Stock	37,264		(37,264)
Cancellation of forfeited New TMM
Units and corresponding number of
Class B Common Stock			(27,724)
Distributions to non-controlling interests—joint ventures	—	—	—	—	—	—		(444)	—	(444)

Balance – June 30, 2014	32,895,064	$—	89,386,176	$1	$373,546	$69,227	$(818)	$7,131	$1,193,623	$1,642,710

Balance – December 31, 2014	33,060,540	$—	89,227,416	$1	$374,358	$114,948	$(10,910)	$6,528	$1,292,236	$1,777,161
Net income	—	—	—	—	—	31,039	—	1,289	84,538	116,866
Other comprehensive loss	—	—	—	—	—	—	(6,936)	—	(18,521)	(25,457)
Exchange of New TMM Units and corresponding number of Class B Common Stock	8,330	—	(8,330)	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(19,023)	—	—	—	—	—	—	—
Issuance of restricted stock units	10,807	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	1,387	—	—	—	3,749	5,136
Distributions to non-controlling interests—joint ventures	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance – June 30, 2015	33,079,677	$—	89,200,063	$1	$375,745	$145,987	$(17,846)	$6,354	$1,362,002	$1,872,243

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,866	$96,795
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(1,527)	(10,741)
Stock compensation expense	3,596	2,820
Loss on extinguishment of debt	33,317	—
Distributions of earnings from unconsolidated entities	1,437	18,861
Depreciation and amortization	1,852	2,625
Net income from discontinued operations	(56,662)	—
Gain on foreign currency forward	(29,983)	—
Contingent consideration	6,705	—
Deferred income taxes	6,798	(8,226)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(391,680)	(425,710)
Mortgage loans held for sale, prepaid expenses and other assets	23,728	(40,632)
Customer deposits	28,597	25,499
Accounts payable, accrued expenses and other liabilities	(15,090)	6,637
Income taxes payable	(20,862)	(18,832)

Net cash used in operating activities	(292,908)	(350,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,499)	(1,774)
Business acquisitions	(62,440)	—
Distribution from unconsolidated entities	6,857	1,751
Decrease in restricted cash	655	6,743
Investments of capital into unconsolidated entities	(24,950)	(56,662)
Proceeds from sale of discontinued operations	268,853	—
Gain on foreign currency forward	29,983	—

Net cash provided by (used in) investing activities	217,459	(49,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit related to mortgage borrowings	354,812	201,634
Repayment on line of credit related to mortgage borrowings	(444,077)	(227,244)
Proceeds from loans payable and other borrowings	—	28,404
Repayments of loans payable and other borrowings	(24,449)	(74,334)
Borrowings on revolving credit facility	115,000	93,000
Payments on revolving credit facility	(50,000)	(53,000)
Proceeds from the issuance of senior notes	350,000	350,000
Repayments on senior notes	(513,608)
Deferred financing costs	(4,538)	(6,255)
Payment of contingent consideration	(3,050)	—
Distributions to non-controlling interests – joint ventures	(1,373)	(444)

Net cash (used in) provided by financing activities	(221,283)	311,761

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19,927)	725

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(316,659)	$(88,360)
CASH AND CASH EQUIVALENTS — Beginning of period (1)	462,205	389,181

CASH AND CASH EQUIVALENTS — End of period	$145,546	$300,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(59,810)	$(63,391)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in loans payable issued to sellers in connection with land purchase contracts	$(28,554)	$(15,135)

Accrual of contingent consideration	$3,200

Non-cash portion of loss on debt exinguishment	$5,102

Decrease (increase) in income taxes payable and related tax indemnification receivable from seller	$—	$318

(1)	Cash and cash equivalents shown here include the cash related to Monarch. At December 31, 2014, cash held at Monarch was $227,988.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” the “Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. We currently operate in Arizona, California, Colorado, Florida, Georgia and Texas. Our homes appeal to entry-level, move-up, 55+ and luxury homebuyers. The Company operates primarily under our Taylor Morrison and Darling Homes brands. Our business has twelve homebuilding operating divisions, and a mortgage operations division, which are organized into three reportable segments: East, West, and Mortgage Operations. The communities in our East and West segments offer single family attached and/or detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”).

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

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings through the formation of TMM Holdings II Limited Partnership (“New TMM”). In the Reorganization Transactions, the TPG Entities and the Oaktree Entities each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle” respectively). As of June 30, 2015 and December 31, 2014, the Principal Equityholders owned 73% of the Company.

On January 28, 2015 we closed on the sale of Monarch Corporation, our former Canadian operating segment (“Monarch”), to an affiliate of Mattamy Homes Limited. As a result of the sale, we do not have significant continuing involvement with Monarch.

On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $62.4 million, excluding contingent consideration. See Note 2 – Summary of Significant Accounting Policies for further information regarding the assets acquired and allocation of purchase price.

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

Discontinued Operations –As a result of our decision in December 2014 to dispose of Monarch, the operating results and financial position of the Monarch business are presented as discontinued operations for all periods presented (see Note 4 – Discontinued Operations).

Non-controlling interests – In the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Condensed Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors.

Purchase Price Allocation and Related Acquisition Accounting — On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $62.4 million, excluding contingent consideration. In accordance with ASC Topic 805, Business Combinations, the effects of the acquisition were reflected on the date of the transaction in the financial statements of the acquired business by recording the assets at their fair values in order to reflect the purchase price paid in the acquisition, which resulted in goodwill. Cash and cash equivalents were not acquired as part of the business combination and no liabilities were assumed in this transaction.

We determined the fair value of real estate inventory on a community-by-community basis primarily using the sales comparison and income approaches. The income approach derives a value indication for income-producing real property by converting anticipated benefits, such as discounted cash flow, into property value. This approach was used exclusively for finished lots. The income approach using discounted cash flows was also used to value lot option contracts acquired. The sales comparison approach was used for all inventory in process.

These estimated cash flows are significantly affected by the discount rate, estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities.

The Company has completed a preliminary allocation of purchase price as of June 30, 2015 and expects to finalize the allocation within one year from the date of the acquisition. The following is a summary of the fair value of assets acquired and liabilities created as of June 30, 2015 (in thousands):

Financial Statement Caption	Total
Real estate inventory	$54,819
Prepaid expenses and other assets	1,301
Property and equipment	395
Goodwill	9,125

Total assets	65,640
Less contingent consideration	(3,200)

Purchase price, net	$62,440

No other intangible assets were acquired as part of the business combination.

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

Non-controlling Interests – Principal Equityholders – Immediately prior to our IPO, the existing holders of TMM Holdings’ limited partnership interests exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”) as part of the Reorganization Transactions. For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B common stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit, is exchangeable into one share of our Class A Common Stock in accordance with the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units.

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

Recently Issued Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs continues to be reported as interest expense. ASU 2015-03 will be effective for us in our fiscal year beginning January 1, 2016. We are currently evaluating the impact the adoption of ASU 2015-03 will have on our condensed consolidated financial statements or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and changes the required consolidation analysis. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically to (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. ASU 2015-02 will be effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will generally need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 has been deferred and will be effective beginning January 1, 2018 and, at that time we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have our condensed consolidated financial statements or disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2015	2014	2015	2014
Net income available to TMHC – basic	$5,077	$14,816	$31,039	$25,748
Income from discontinued operations, net of tax	—	10,096	56,662	14,392
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	—	(7,380)	(41,381)	(10,522)

Net income from discontinued operations – basic	$—	$2,716	$15,281	$3,870

Net income from continuing operations – basic	$5,077	$12,100	$15,758	$21,878

Net income from continuing operations – basic	$5,077	$12,100	$15,758	$21,878
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	14,024	33,081	43,157	60,186
Loss fully attributable to public holding company	110	44	229	244

Net income from continuing operations – diluted	$19,211	$45,225	$59,144	$82,308

Net income from discontinued operations – diluted	$—	$10,096	$56,662	$14,392

Denominator:
Weighted average shares – basic (Class A)	33,076	32,875	33,071	32,866
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	89,200	89,434	89,203	89,443
Restricted stock units	133	45	108	40
Stock Options	—	—	—	—

Weighted average shares – diluted	122,409	122,354	122,382	122,349

Earnings per common share – basic:
Income from continuing operations	$0.15	$0.37	$0.48	$0.66
Income from discontinued operations, nets of tax	$—	$0.08	$0.46	$0.12

Net income available to Taylor Morrison Home Corporation	$0.15	$0.45	$0.94	$0.78

Earnings per common share – diluted:
Income from continuing operations	$0.15	$0.37	$0.48	$0.66
Income from discontinued operations, net of tax	$—	$0.08	$0.46	$0.12

Net income available to Taylor Morrison Home Corporation	$0.15	$0.45	$0.94	$0.78

We excluded a total weighted average of 1,580,186 and 1,264,137 stock options and Restricted Stock Units (“RSUs”) and 1,546,380 and 1,252,237 stock options and RSUs from the calculation of earnings per share for the three and six months ended June 30, 2015 and 2014, respectively, as their inclusion is anti-dilutive.

The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. Additionally, the income from Principal Equityholders’ non-controlling interest and the related Class B Common Stock may produce a slight anti-dilutive effect on diluted earnings per common share.

4. DISCONTINUED OPERATIONS

In connection with the decision to sell Monarch in December 2014, the operating results of the Monarch business are classified as discontinued operations – net of applicable taxes in the Condensed Consolidated Statements of Operations for all periods presented, and the assets and liabilities associated with this business are classified as assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets for all applicable periods presented.

In the three and six months ended June 30, 2015, we did not record any revenues related to Monarch. The activity recorded in 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price of Monarch, less related costs and tax. In the three and six months ended June 30, 2014 we recorded $60.8 million and $109.5 million, respectively, of revenues related to Monarch, which is included in discontinued operations.

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

5. DERIVATIVE FINANCIAL INSTRUMENT

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in the gain on foreign currency forward in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

6. REAL ESTATE INVENTORY AND LAND DEPOSITS

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we review our real estate inventory for indicators of impairment by community during each reporting period. In conducting the review for indicators of impairment, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. For the three and six months ended June 30, 2015 and 2014, we recorded no impairment charges on real estate assets.

In the ordinary course of business, we enter into various specific performance contracts to acquire lots. Real estate not owned under these contracts is consolidated into real estate inventory with a corresponding liability in liabilities attributable to consolidated option agreements in the Condensed Consolidated Balance Sheets.

Inventory consists of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Operating communities, including capitalized interest	$2,726,828	$2,217,067
Real estate held for development or held for sale	217,472	294,556

Total owned inventory	2,944,300	2,511,623
Real estate not owned under option contracts	2,594	6,698

Total real estate inventory	$2,946,894	$2,518,321

The development status of our land inventory is as follows (dollars in thousands):

	As of June 30, 2015		As of December 31, 2014
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	8,599	$385,523	9,825	$464,882
Partially developed	8,819	537,531	8,680	654,759
Finished	11,309	1,235,565	8,727	787,033
Long-term strategic assets	3,265	14,153	3,564	27,993

Total	31,992	$2,172,772	30,796	$1,934,667

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of June 30, 2015 and December 31, 2014, we had the right to purchase 6,871 and 5,372 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $549.2 million and $323.5 million as of June 30, 2015 and December 31, 2014, respectively. We do not have title to the property and the creditors generally have no recourse. As of June 30, 2015 and December 31, 2014, our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $36.3 million and $34.5 million, respectively, in land deposits related to land options and land purchase contracts. Creditors of these VIEs, if any, generally have no recourse against us.

For the three and six months ended June 30, 2015 and 2014, no impairment of option deposits or capitalized pre-acquisition costs were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future.

Capitalized Interest — Interest capitalized, incurred, expensed and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest capitalized - beginning of period	$103,892	$79,538	$94,880	$71,263
Interest incurred	23,268	22,686	48,307	40,451
Interest amortized to cost of home closings	(20,690)	(14,998)	(36,717)	(24,488)

Interest capitalized - end of period	$106,470	$87,226	$106,470	$87,226

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.

Summarized, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of June 30, 2015	As of December 31, 2014
Assets:
Real estate inventory	$536,143	$396,858
Other assets	109,904	59,963

Total assets	$646,047	$456,821

Liabilities and owners’ equity:
Debt	$223,065	$129,561
Other liabilities	9,801	8,870

Total liabilities	232,866	$138,431

Owners’ equity:
TMHC	128,473	110,291
Others	284,708	208,099

Total owners’ equity	413,181	318,390

Total liabilities and owners’ equity	$646,047	$456,821

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$15,777	$7,033	$17,473	$8,663
Costs and expenses	(12,859)	(3,827)	(14,030)	(4,054)

Income of unconsolidated entities	$2,918	$3,206	$3,443	$4,609

Company’s share in income of unconsolidated entities	$1,225	$1,253	$1,527	$2,237

Distributions of earnings from unconsolidated entities	$7,787	$714	$8,294	$1,751

We have investments in, and advances to, a number of joint ventures with related and unrelated parties to develop land and to develop housing communities, including for-sale residential homes. Some of these joint ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Real estate development costs to complete	$16,484	$24,222
Compensation and employee benefits	35,371	51,475
Self-insurance and warranty reserves	42,589	44,595
Interest payable	17,715	22,033
Property and sales taxes payable	10,971	12,808
Other accruals	50,897	45,423

Total accrued expenses and other liabilities	$174,027	$200,556

Self-Insurance and Warranty Reserves – A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reserve - beginning of period	$42,956	$39,254	$44,595	$34,814
Additions to reserves	4,814	5,513	7,514	7,707
Costs and claims incurred	(5,516)	(5,047)	(11,450)	(7,060)
Change in estimates to pre-existing reserves	335	567	1,930	4,826

Reserve - end of period	$42,589	$40,287	$42,589	$40,287

9. DEBT

(Dollars in thousands)	As of June 30, 2015	As of December 31, 2014
7.75% Senior Notes due 2020, unsecured, with $8.9 million of unamortized debt issuance costs and $3.4 million of unamortized bond premium at December 31, 2014	$—	$488,840
5.25% Senior Notes due 2021, unsecured, with $6.9 million and $7.5 million of unamortized debt issuance costs at June 30, 2015 and December 31, 2014, respectively	550,000	550,000
5.875% Senior Notes due 2023, unsecured, with $4.4 million of unamortized debt issuance costs at June 30, 2015	350,000	—
5.625% Senior Notes due 2024, unsecured, with $4.7 million and $4.9 million of unamortized debt issuance costs at June 30, 2015 and December 31, 2014, respectively	350,000	350,000

Senior Notes sub-total	$1,250,000	$1,388,840
Loans payable and other borrowings	123,067	147,516
$500 million Revolving Credit Facility with $5.8 million and $5.6 million of unamortized debt issuance costs at June 30, 2015 and December 31, 2014, respectively	105,000	40,000
Mortgage warehouse borrowings	71,485	160,750

Total Senior Notes and bank financing	$1,549,552	$1,737,106

2020 Senior Notes

Our 7.75% Senior Notes due 2020 (the “2020 Senior Notes”) were redeemed in full on May 1, 2015 using the net proceeds from an issuance of new senior unsecured notes, 2023 Senior Notes (as defined below), together with cash on hand. See 2023 Senior Notes and Redemption of 2020 Senior Notes below for additional information regarding the redemption of the 2020 Senior Notes.

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

The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2021 Senior Notes and the guarantees are senior unsecured obligations. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes

On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes are unsecured and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $485.4 million aggregate principal amount of 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write off of net unamortized deferred financing fees.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2024 Senior Notes.

Revolving Credit Facility

The Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum debt to capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that Taylor Morrison Communities, Inc. (“TMC” or the “Borrower”) may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by TMC at June 30, 2015 was 0.42 to 1.00. The minimum consolidated tangible net worth requirement was $1.4 billion at June 30, 2015. At June 30, 2015, the Borrower’s tangible net worth, as defined in the Revolving Credit Facility, was $1.8 billion.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

On April 24, 2015, we entered into Amendment No. 3 to the Revolving Credit Facility. Among other things, this amendment increased the amount available under the Revolving Credit Facility up to $500.0 million, extended the maturity of the Restated Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder.

Mortgage Borrowings

The following is a summary of our mortgage subsidiary borrowings (in thousands):

	As of June 30, 2015
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$32,391	$55,000		LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	—	50,000		LIBOR + 2.75%	August 19, 2015	Mortgage Loans
J.P. Morgan	39,094	50,000		(2)	September 28, 2015	Pledged Cash

Total	$71,485	$155,000

	As of December 31, 2014
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$62,894	$85,000		LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,430	50,000		LIBOR + 2.75%	August 19, 2015	Mortgage Loans
J.P. Morgan	86,426	100,000	(3)	(2)	September 28, 2015	Pledged Cash

Total	$160,750	$235,000

(1)	The mortgage borrowings outstanding as of June 30, 2015 and December 31, 2014, are collateralized by $110.5 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $0.6 million and $1.3 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Interest under the J.P. Morgan agreement ranges from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever is greater).
(3)	The warehouse facility with J.P. Morgan has a maximum credit line of $50.0 million. On December 12, 2014 the agreement was temporarily amended to increase the capacity from $50.0 million to $100.0 million. Effective January 23, 2015, the temporary increase expired.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of June 30, 2015 and December 31, 2014 consist of amounts due to various land sellers and a seller carryback note from a prior year acquisition. Loans payable bear interest at rates that ranged from 0% to 8% at June 30, 2015 and December 31, 2014, and generally are secured by the land that was acquired with the loans. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of our mortgage borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated by discounting to present value the contingent payments expected to be made for each acquisition based on a probability-weighted scenario approach. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. The carrying value and fair value of our financial instruments are as follows (in thousands):

		June 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$110,526	$110,526	$191,140	$191,140
Mortgage borrowings	2	71,485	71,485	160,750	160,750
Loans payable and other borrowings	2	123,067	123,067	147,516	147,516
7.75% Senior Notes due 2020	2	—	—	488,840	518,170
5.25% Senior Notes due 2021	2	550,000	541,750	550,000	539,000
5.875% Senior Notes due 2023	2	350,000	348,250	—
5.625% Senior Notes due 2024	2	350,000	338,625	350,000	336,000
Revolving Credit Facility	2	105,000	105,000	40,000	40,000
Contingent consideration liability	3	22,586	22,586	17,932	17,932

11. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2015 and 2014 was based on the federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, and preferential treatment of deductions relating to homebuilding activities.

As of June 30, 2015 and December 31, 2014, cumulative gross unrecognized tax benefits were $2.4 million and all unrecognized tax benefits, if recognized, would affect the effective tax rate. These amounts are included in income taxes payable in the accompanying Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. None of the unrecognized tax benefits are expected to reverse in the next 12 months.

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

The components and respective voting power of our outstanding Common Stock at June 30, 2015 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	33,079,677	27%
Class B Common Stock	89,200,063	73

Total	122,279,740	100%

13. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units and other awards based on our common stock. As of June 30, 2015 we had an aggregate of 5,803,452 shares of common stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted Stock Units (RSUs) (1)	$818	$316	$1,426	$608
Stock options	828	725	2,798	1,401
New TMM Units	393	434	912	811

Total stock compensation (2)	$2,039	$1,475	$5,136	$2,820

(1)	Includes compensation expense related to restricted stock units and performance based restricted stock units.
(2)	Included in the table above for the six months ended June 30, 2015 is $1.5 million of stock compensation expense related to the acceleration of vesting for equity awards held by Monarch employees. The sale of Monarch triggered a change in control provision provided for in the respective award agreements and Plan document. The expense related to the acceleration of awards is included in transaction expenses from discontinued operations in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015.

At June 30, 2015 and December 31, 2014, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $21.4 million and $16.0 million, respectively.

Restricted Stock – the following table summarizes the restricted stock unit and performance-based restricted stock unit activity for the period:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	185,679	$24.19
Granted	439,563	18.44
Vested	(13,307)	22.98
Forfeited	(4,856)	24.30

Balance at June 30, 2015	607,079	$20.05

During the three and six months ended June 30, 2015, we issued non-performance RSU awards and performance-based RSU awards to certain employees of the Company. The new non-performance RSU awards vest with respect to 33.3% on the second, third and fourth anniversaries of the grant date. The performance-based RSU awards will cliff-vest based on the achievement of certain performance goals (set by the Company in the year of grant) over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Class A common stock. The number of shares underlying the performance-based RSUs that will be issued to the recipients may range from the target award amount depending on actual performance achieved as compared to the target.

Stock Options – the following table summarizes the stock option activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	1,325,029	$22.35
Granted	393,123	18.76
Exercised	—	—
Cancelled/Forfeited	(189,250)	25.07

Outstanding at June 30, 2015	1,528,902	$21.09

Options exercisable at June 30, 2015	266,883	$22.01

During the six months ended June 30, 2015, we issued stock options to certain employees. These stock options granted vest 25% on the first four anniversaries of the grant date.

New TMM Units – Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which were treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the six months ended June 30, 2015, we paid $1.4 million in settlement of these awards, however there was no activity for the three months ended June 30, 2015.

Pursuant to the Reorganization Transactions the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of June 30, 2015 are as follows:

	Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,431,721	$5.11
Granted	—	—
Exchanges (1)	(8,330)	5.56
Forfeited (2)	(19,023)	4.23

Balance at June 30, 2015	1,404,368	$5.12

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.
(2)	Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been cancelled.

14. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. There were $16.8 million in real estate inventory acquisitions from such affiliates in the three and six months ended June 30, 2015 and $15.3 million and $31.0 million in real estate inventory acquisitions from such affiliates in the three and six months ended June 30, 2014, respectively. Such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length, as they are entered into at terms comparable to those with unrelated third parties.

In May 2015, one of our subsidiaries formed a joint venture, Pacific Point Development Partners LLC (“PPDP”), with affiliates of Oaktree Capital Management, L.P. and DMB Pacific Ventures to acquire and develop Pacifica San Juan, a coastal residential development in San Juan Capistrano, California. The acquisition of the Pacifica San Juan site from Lehman Brothers Holdings Inc., occurred on May 19, 2015. Our subsidiary has made an initial capital investment of approximately $16.8 million in PPDP and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Pacifica San Juan site.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 (in thousands):

	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)

Other comprehensive income (loss) before reclassifications	269	(27,214)	—	(26,945)
Gross amounts reclassified from accumulated other comprehensive income (loss)	1,488	—	—	1,488
Foreign currency translation	518	—	(518)	—
Income tax (expense) benefit	—	—	—	—

Other comprehensive income (loss), net of tax	$2,275	$(27,214)	$(518)	$(25,457)
Gross amounts reclassified within accumulated other comprehensive income (loss)	(2,289)	—	20,810	18,521

Balance, end of period	$678	$(79,362)	$60,838	$(17,846)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

16. OPERATING AND REPORTING SEGMENTS

We have twelve homebuilding operating divisions which are aggregated into two reportable homebuilding segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics. We also have a mortgage and financial services segment. We have no inter-segment sales as all sales are to external customers. Our reporting segments are as follows:

East	North Florida, West Florida, Houston, which includes a Taylor Morrison division and a Darling Homes division, Dallas, Austin, and Atlanta
West	Denver, Phoenix, Bay Area, Sacramento, and Southern California
Mortgage Operations	Mortgage and Financial Services (TMHF)

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

Segment information, excluding discontinued operations, is as follows (in thousands):

	Three Months Ended June 30, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$445,131	$245,999	$9,843	$—	$700,973
Gross margin	91,077	41,835	3,747	—	136,659
Selling, general and administrative expenses	(38,453)	(17,193)	—	(15,580)	(71,226)
Equity in income/(loss) of unconsolidated entities	712	(242)	755	—	1,225
Interest and other (expense) income	(4,340)	813	—	146	(3,381)
Loss on extinguishment of debt	—	—	—	(33,317)	(33,317)

Income from continuing operations before income taxes	$48,996	$25,213	$4,502	$(48,751)	$29,960

	Three Months Ended June 30, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$349,396	$239,437	$8,175	$—	$597,008
Gross margin	76,343	47,482	3,527	—	127,352
Selling, general and administrative expenses	(32,159)	(15,374)	—	(11,237)	(58,770)
Equity in income of unconsolidated entities	572	198	483	—	1,253
Interest and other (expense) income	(4,725)	14	—	384	(4,327)

Income from continuing operations before income taxes	$40,031	$32,320	$4,010	$(10,853)	$65,508

	Six Months Ended June 30, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$750,886	$442,025	$17,478	$—	$1,210,389
Gross margin	152,541	72,381	6,320	—	231,242
Selling, general and administrative expenses	(68,833)	(30,812)	—	(28,505)	(128,150)
Equity in income/(loss) of unconsolidated entities	855	(422)	1,094	—	1,527
Interest and other (expense) income	(8,048)	529	—	(1,581)	(9,100)
Loss on extinguishment of debt	—	—	—	(33,317)	(33,317)
Gain on foreign currency forward	—	—	—	29,983	29,983

Income from continuing operations before income taxes	$76,515	$41,676	$7,414	$(33,420)	$92,185

	Six Months Ended June 30, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$622,423	$430,623	$14,437	$—	$1,067,483
Gross margin	136,229	88,651	5,853	—	230,733
Selling, general and administrative expenses	(58,905)	(29,860)	—	(22,630)	(111,395)
Equity in income of unconsolidated entities	871	477	889	—	2,237
Interest and other (expense) income	(8,163)	(40)	—	92	(8,111)

Income from continuing operations before income taxes	$70,032	$59,228	$6,742	$(22,538)	$113,464

	As of June 30, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,501,599	$1,481,550	$—	$—	$2,983,149
Investments in unconsolidated entities	54,589	72,100	1,784	—	128,473
Other assets	208,776	54,021	121,826	383,139	767,762

Total assets	$1,764,964	$1,607,671	$123,610	$383,139	$3,879,384

	As of December 31, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$1,275,192	$1,277,673	$—	$—	$—	$2,552,865
Investments in unconsolidated entities	57,138	51,909	1,244	—	—	110,291
Other assets	166,854	37,989	204,685	483,984	576,445	1,469,957

Total assets	$1,499,184	$1,367,571	$205,929	$483,984	$576,445	$4,133,113

17. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $361.4 million and $315.6 million as of June 30, 2015 and December 31, 2014, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2015 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2015 and December 31, 2014, our legal accruals were $1.0 million and $0.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

18. SUBSEQUENT EVENTS

Orleans Homes

On July 21, 2015 we completed the acquisition of three divisions of Orleans Homes for approximately $166 million using a combination of cash on hand and borrowings on our Revolving Credit Facility. Approximately 2,100 owned and controlled lots were purchased from divisions in Charlotte, Raleigh and Chicago. The acquired Orleans business will transition to the Taylor Morrison brand in the future. In accordance with Regulation S-X: Rule 1-02, we have performed various significance tests to ensure the acquisition of Orleans Homes does not require proforma or stand-alone financial statement disclosures. We have not completed the initial purchase price allocation with respect to the acquisition of Orleans Homes.

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

Business Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, and Texas. Our homes appeal to entry-level, move-up, 55+ and luxury homebuyers, with a focus on move-up customers in high-growth markets. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into twelve homebuilding operating divisions, and a mortgage division, which are managed as three reportable segments: East, West and Mortgage Operations, as follows:

East	North Florida, West Florida, Houston, which includes a Taylor Morrison division and a Darling Homes division, Dallas, Austin, and Atlanta
West	Denver, Phoenix, Bay Area, Sacramento, and Southern California
Mortgage Operations	Mortgage and Financial Services (TMHF)

We offer single family attached and/or detached homes and revenue is recognized when the homes are costs completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development, development costs and the construction costs of the homes we sell.

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

Recent Developments

2023 Senior Notes and Redemption of 2020 Senior Notes

On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes are unsecured and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $485.4 million aggregate principal amount of 7.75% 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write off of net unamortized deferred financing fees.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2024 Senior Notes. The 2023 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2023 Senior Notes contains covenants and control provisions that are substantially similar to those in the indenture governing the 2024 Senior Notes. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2021 and the 2024 Senior Notes.

Prior to January 15, 2023, the 2023 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through January 15, 2023 (plus accrued and unpaid interest). Beginning January 15, 2023, the 2023 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2023 Senior Notes.

Revolving Credit Facility

On April 24, 2015, TMC and the other subsidiaries of TMHC party thereto, entered into Amendment No. 3 to our senior revolving credit facility (“the Revolving Credit Facility”). Among other things, this amendment increased the amount available under the Revolving Credit Facility up to $500.0 million, extended the maturity of the Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder.

JEH Homes

On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $62.4 million, excluding contingent consideration. We utilized a portion of the funds from the Monarch transaction to fund the acquisition.

Orleans Homes

On July 21, 2015 we completed the acquisition of three divisions of Orleans Homes for approximately $166 million using a combination of cash on hand and borrowings on our Revolving Credit Facility. Approximately 2,100 owned and controlled lots were purchased from divisions in Charlotte, Raleigh and Chicago. The acquired Orleans business will transition to the Taylor Morrison brand in the future.

Second Quarter 2015 Highlights

Key financial results as of and for the three months ended June 30, 2015, as compared to the same period in 2014, are as follows:

•	Average community count increased 21% year-over-year to 245 average communities

•	Net sales orders increased 22% to 1,877

•	Home closings increased 15% to 1,480

•	Backlog of homes under contract was 3,456 units, with a sales value of $1.6 billion as of June 30, 2015

•	Cancellations as a percentage of gross sales orders were 11%, compared to 13% in the prior year quarter

•	Average price of homes closed increased to $461,000 from $452,000 in the prior year quarter

•	Average monthly absorption pace increased from the prior year quarter to 2.6

•	Mortgage operations reported gross profit of $3.7 million on revenue of $9.8 million

Results of Operations

The following table sets forth our results of operations (unaudited):

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statements of Operations Data:
Home closings revenue, net	$682,387	$582,859	$1,175,980	$1,038,154
Land closings revenue	8,743	5,974	16,931	14,892
Mortgage operations revenue	9,843	8,175	17,478	14,437

Total revenues	700,973	597,008	1,210,389	1,067,483
Cost of home closings	553,652	460,044	958,757	816,344
Cost of land closings	4,566	4,964	9,232	11,822
Mortgage operations expenses	6,096	4,648	11,158	8,584

Gross margin	136,659	127,352	231,242	230,733
Sales, commissions and other marketing costs	47,022	39,546	83,242	72,930
General and administrative expenses	24,204	19,224	44,908	38,465
Equity in income of unconsolidated entities	(1,225)	(1,253)	(1,527)	(2,237)
Interest (income) expense, net	(82)	96	(132)	782
Other expense, net	3,463	4,231	9,232	7,329
Loss on extinguishment of debt	33,317	—	33,317	—
Gain on foreign currency forward	—	—	(29,983)	—

Income from continuing operations before income taxes	29,960	65,508	92,185	113,464
Income tax provision	9,939	20,105	31,981	31,061

Net income from continuing operations	20,021	45,403	60,204	82,403

Discontinued operations:
Income from discontinued operations	—	14,138	—	20,573
Transaction expenses from discontinued operations	—	—	(9,043)	—
Gain on sale of discontinued operations	—	—	80,205	—
Income tax provision from discontinued operations	—	(4,042)	(14,500)	(6,181)

Net income from discontinued operations	—	10,096	56,662	14,392
Net income before allocation to non-controlling interests	20,021	55,499	116,866	96,795
Net income attributable to non-controlling interests – joint ventures	(920)	(222)	(1,289)	(339)

Net income before non-controlling interests – Principal Equityholders	19,101	55,227	115,577	96,456

Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(14,024)	(33,081)	(43,157)	(60,186)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	—	(7,380)	(41,381)	(10,522)

Net income available to Taylor Morrison Home Corporation	$5,077	$14,816	$31,039	$25,748

Home closings gross margin as a percentage of home closings revenue	18.9%	21.1%	18.5%	21.4%
Adjusted home closings gross margin as a percentage of home closings revenue	21.9%	23.6%	21.6%	23.7%
Sales, commissions and other marketing costs as a percentage of home closings revenue	6.9%	6.8%	7.1%	7.0%
General and administrative expenses as a percentage of home closings revenue	3.5%	3.3%	3.8%	3.7%
Average sales price per home closed	$461	$452	$462	$443

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Average Active Selling Communities

	Three Months Ended June 30,
	2015	2014	Change
East	180	148	21.6%
West	65	55	18.2

Total	245	203	20.7%

Average Active Selling Communities

	Six Months Ended June 30,
	2015	2014	Change
East	174	142	22.5%
West	64	53	20.8

Total	238	195	22.1%

Consolidated:

Average active selling communities for the three months ended June 30, 2015 increased 20.7% when compared to the prior year, primarily due to significant additions in our Austin, West Florida, Bay Area, and Sacramento divisions, in addition to our acquisition of our Atlanta division. For the six months ended June 30, 2015, average active selling communities increased 22.1% when compared to the prior year, primarily due to significant additions in our West Florida, Bay Area, Sacramento, and Phoenix divisions. We opened new communities and closed out existing communities throughout all of our legacy markets since June 30, 2014. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

(Dollars in thousands)	Three Months Ended June 30, (1)
	Net Homes Sold			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	1,166	1,008	15.7%	$472,106	$415,090	13.7%	$405	$412	(1.7)%
West	711	527	34.9	345,786	298,717	15.8	486	567	(14.3)

Total	1,877	1,535	22.3%	$817,892	$713,807	14.6%	$436	$465	(6.2)%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers.

Net Sales Orders

(Dollars in thousands)	Six Months Ended June 30, (1)
	Net Homes Sold				Sales Value Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	2,208	1,930	14.4%	$912,570	$796,310	14.6%	$413	$413	0.0%
West	1,398	1,119	24.9	676,819	611,825	10.6	484	547	(11.5)

Total	3,606	3,049	18.3%	$1,589,389	$1,408,135	12.9%	$441	$462	(4.5)%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers.

Consolidated:

The increase in the total value of sales orders and the number of net new homes sold in 2015 compared to 2014 for the three and six months ended June 30 was due to an increase in our average active selling communities, and the acquisition of JEH Homes in Atlanta. The increases were also driven by consumer demand for our well-located and desirable product offerings in our markets. Consumer demand increased as a result of relatively steady low interest rates and stabilizing macroeconomic conditions relative to the prior comparable period. Average selling price decreased due to a geographic mix change to homes with a lower sales value. Overall, sales pace increased to 2.6 homes per month per community for the three months ended June 30, 2015 from 2.5 homes per month per community in the prior year comparable period.

East:

Net sales orders increased in both units and in sales value in 2015 compared to 2014 for the three and six months ended June 30 due to an increase in average active selling communities and as a result of the acquisition of JEH Homes. The average selling price of net homes sold in the East segment decreased by 1.7% for the three months ended June 30, 2015 and remained flat for the six months ended June 30, 2015 when compared to the same period in the prior year. The decrease in average selling price for the three months ended June 30, 2015 was primarily driven by the Atlanta division which has a lower average selling price compared to the other divisions in the segment. Net homes sold and total sales value increased by 15.7% and 13.7% for the three months ended June 30, 2015, respectively. Similarly, the second quarter of 2015 had an increase of net homes sold of 14.4% and total sales value of 14.6%.

West:

Net sales orders increased in both units and in sales value in 2015 compared to 2014 for the three and six months ended June 30 due to an increase in average active selling communities. However, this was partially offset by a decrease in average selling price of net homes sold, driven by a shift in product mix from Sacramento and the Bay Area to Phoenix and Denver.

Sales Order Cancellations	Three Months Ended June 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2015	2014	2015	2014
East	147	130	11.2%	11.4%
West	88	97	11.0	15.5

Total/weighted average	235	227	11.1%	12.9%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Sales Order Cancellations	Six Months Ended June 30,
	Cancelled Sales Orders		Cancellation Rate(1)
	2015	2014	2015	2014
East	295	256	11.8%	11.7%
West	172	165	11.0	12.9

Total/weighted average	467	421	11.5%	12.1%

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

We believe a favorable financing market, our use of prequalification criteria through TMHF and increased earnest money deposits help us maintain a low cancellation rate.

Sales Order Backlog

	As of June 30,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	2,356	1,973	19.4%	$1,067,297	$901,758	18.4%	$453	$457	(0.9)%
West	1,100	898	22.5	562,835	521,862	7.9	512	581	(11.9)

Total	3,456	2,871	20.4%	$1,630,132	$1,423,620	14.5%	$472	$496	(4.8)%

(1)	Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

East:

The East increase in backlog units is consistent with our increases in net homes sold and new community openings year over year.

Backlog value increased as a result of a 19.4% increase in units offset by slightly lower average selling prices, particularly in our Atlanta division, from a shift in product mix to homes with a lower average selling price.

West:

Backlog units increased primarily as a result of the shift in product mix from the Bay Area and Southern California divisions to Sacramento, Phoenix and Denver divisions, which also resulted in a decrease in the average selling price. Backlog total sales value increased as the increase in sales volume exceeded the decrease in average sales price.

Home Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	Homes Closed			Sales Value (1)			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	1,010	829	21.8%	$441,429	$344,122	28.3%	$437	$415	5.3%
West	470	460	2.2	240,958	238,737	0.9	513	519	(1.2)

Total	1,480	1,289	14.8%	$682,387	$582,859	17.1%	$461	$452	2.0%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.

Home Closings Revenue

	Six Months Ended June 30,
(Dollars in thousands)	Homes Closed			Sales Value (1)			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	1,702	1,501	13.4%	$738,996	$608,456	21.5%	$434	$405	7.2%
West	841	843	(0.2)	436,984	429,698	1.7	520	510	2.0

Total	2,543	2,344	8.5%	$1,175,980	$1,038,154	13.3%	$462	$443	4.3%

(1)	Home closings revenue represents homes where possession has transferred to the buyer.

East:

Home closings revenue improved as a result of an increase in homes closed and average selling price. The aggregate sales value of homes closed increased by 28.3% and 21.5% for the three and six months ended June 30, 2015, respectively. Economic market improvements, as well as favorable homebuyer reception of communities, helped contribute to home closings revenue increases. Specifically, homes closed in our Darling Dallas and West Florida divisions for the three months ended June 30, 2015 and North Florida for the six months ended June 30, 2015 surpassed that in the prior year same period by a significant amount, driving both units and dollars higher as consumer demand for move-up product benefited our communities in these markets.

West:

During the second quarter of 2015, total homes closed units and home closings revenue increased slightly compared to the prior year period, which was primarily driven by increased closings in our Phoenix division. Average selling price of homes closed during the second quarter decreased by 1.2% to $513,000, driven primarily by a shift of closings from the Bay Area to more moderately priced products in the Phoenix market.

During the first half of 2015, average selling price of homes closed increased by 2.0% to $520,000, driven primarily by a shift to more move-up and higher priced products in Southern California compared to the prior year. This increase in average selling price and consistent number of closed homes drove the aggregate increase in sales value. Homes closed in our Sacramento and Denver divisions surpassed those in the prior year period due to increased active selling communities, although these increases were offset by decreases in homes closed in our Phoenix and Southern California markets on a year-over-year basis.

Land Closings Revenue

	Three Months Ended June 30,
(In thousands)	2015	2014	Change
East	$3,702	$5,274	(29.8)%
West	5,041	700	620.1

Total	$8,743	$5,974	46.4%

Land Closings Revenue

	Six Months Ended June 30,
(In thousands)	2015	2014	Change
East	$11,890	$13,967	(14.9)%
West	5,041	925	445.0

Total	$16,931	$14,892	13.7%

Consolidated:

We generally purchase land and lots with the intent to build and sell homes on them. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land on which we would otherwise not achieve financial returns that are in line with our internal expectations. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period.

Segment Home Closings Gross Margins

The following tables set forth a reconciliation between our GAAP home closings gross margins and adjusted home closings gross margins. See “—Non-GAAP Measures—Adjusted home closings gross margins.”

	East		West		Consolidated
	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Home Closings
Home closings revenue, net	$441,429	$344,122	$240,958	$238,737	$682,387	$582,859
Cost of home closings	352,212	268,726	201,440	191,318	553,652	460,044

Home closings gross margin	89,217	75,396	39,518	47,419	128,735	122,815
Capitalized interest amortization	13,149	5,829	7,541	9,169	20,690	14,998

Adjusted home closings gross margin	$102,366	$81,225	$47,059	$56,588	$149,425	$137,813

Home closings gross margin %	20.2%	21.9%	16.4%	19.9%	18.9%	21.1%
Adjusted home closings gross margin %	23.2%	23.6%	19.5%	23.7%	21.9%	23.6%

	East		West		Consolidated
	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Home Closings
Home closings revenue, net	$738,996	$608,456	$436,984	$429,698	$1,175,980	$1,038,154
Cost of home closings	591,837	475,239	366,920	341,105	958,757	816,344

Home closings gross margin	147,159	133,217	70,064	88,593	217,223	221,810
Capitalized interest amortization	22,357	9,675	14,360	14,813	36,717	24,488

Adjusted home closings gross margin	$169,516	$142,892	$84,424	$103,406	$253,940	$246,298

Home closings gross margin %	19.9%	21.9%	16.0%	20.6%	18.5%	21.4%
Adjusted home closings gross margin %	22.9%	23.5%	19.3%	24.1%	21.6%	23.7%

Consolidated:

Our consolidated adjusted home closings gross margin percentage for the three and six months ended June 30, 2015 decreased compared to the same period in 2014. Geographic and product mix had an impact on margin rate as well as the lower margin communities in our Atlanta division. In addition, we are experiencing higher land and development costs as we naturally deplete our legacy land supply. Our legacy land holdings have lower carrying costs and as a result home closings gross margin percentage is decreasing as those legacy holdings are at a reduced proportion of our overall mix.

East:

Home closings gross margin and adjusted home closings gross margin percentage decreased for the three and six months ended June 30, 2015 compared to the prior year same periods, primarily as a result of lower margin communities in our Atlanta division, community and product mix, and higher commodities pricing. Additionally, construction costs are negatively impacted by labor supply constraints in the Texas markets.

West:

The home closings gross margin percentage and adjusted home closings gross margin percentage decreased in the three and six months ended June 30, 2015 primarily due to a geographic shift in the percentage of homes closed in Southern California where the margin rate is lower although margin dollars are higher. In addition, a shift in product penetration within the West divisions, as well as commodity and labor pricing in construction costs continued to negatively affect margin rates.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF. The following is a summary of mortgage operations gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Mortgage operations revenue	$9,843	$8,175	$17,478	$14,437
Mortgage operations expenses	6,096	4,648	11,158	8,584

Mortgage operations gross margin	$3,747	$3,527	$6,320	$5,853

Mortgage operations margin %	38.1%	43.1%	36.2%	40.5%

Our Mortgage Operations segment’s revenue increased due primarily to increased closings volume and average loan amounts, while operating gross margin percentage decreased period over period due to increases in underwriting costs.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the last two comparable periods:

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Three Months Ended June 30, 2015	856	$286.4	77%
Three Months Ended June 30, 2014	745	237.4	72

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Six Months Ended June 30, 2015	1,507	$503.8	76%
Six Months Ended June 30, 2014	1,353	429.3	73

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage, for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. Our capture rate improved slightly during the three and six months ended June 30, 2015 as compared to the same periods in 2014. In the second quarter of 2015 and 2014, the average FICO score of customers who obtained mortgages through TMHF was 744 and 739, respectively. In the first half of 2015 and 2014, the average FICO score of customers who obtained mortgages through TMHF was 740 and 741, respectively.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, were relatively consistent period of over period at 6.9% and 6.8% for the three months ended June 30, 2015 and 2014, respectively. Sales commissions, and other marketing costs such as advertising and sales office expenses increased to $47.0 million from $39.5 million, as a result of a 17.1% increase in home closings revenue.

As a percentage of home closings revenue; sales, commissions and other marketing costs were at 7.1% and 7.0% for the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, sales commissions, and other marketing costs such as advertising and sales office expenses increased to $83.2 million from $72.9 million as a result of a 13.3% increase in home closings revenue.

General and Administrative Expenses

General and administrative expenses were 3.5% and 3.3% of home closings revenue for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, general and administrative expenses were at 3.8% and 3.7% of home closings revenue, respectively. General and administrative expenses increased to $44.9 million for the six months ended June 30, 2015 from $38.5 million in the same period in 2014, which represents a 16.8% increase. We continue to utilize our scalable platform, providing leverage with existing infrastructure in an effort to maintain stable operating costs.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $1.2 million and $1.5 million for the three and six months ended June 30, 2015, respectively compared to $1.3 million and $2.2 million for the three and six months ended June 30, 2014, respectively. The slight decrease was due to a combination of the closeout of two joint ventures in June 2014, the start-up of two new joint ventures which began during the second half 2014, as well as the incurrence of start-up costs from one new joint venture in the second quarter of 2015.

Interest (Income) Expense, Net

Interest expense, net represents interest incurred, but not capitalized on our long-term debt and other borrowings. In the three and six months ended June 30, 2015 compared to June 30, 2014, the change from net interest expense to net interest income was due to increased capitalization of interest as a result of higher levels of qualified assets and an increase in interest earning cash on deposit. The increase in cash on deposit generated positive net interest income.

Other Expense, Net

Other expense, net for the three months ended June 30, 2015 and 2014 was $3.5 million and $4.2 million, respectively. For the six months ended June 30, 2015 and 2014, other expense was $9.2 million and $7.3 million, respectively. The majority of the expense for both periods relate to accruals for contingent consideration. Other expense also generally consists of mothball community expense, pre-acquisition costs on unpursued land projects, captive insurance claims costs and financing fees on our Revolving Credit Facility.

Loss on Extinguishment of Debt

On May 1, 2015 we redeemed the entire outstanding aggregate principal amount of our 2020 Senior Notes at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. The redemption was made using the proceeds from the issuance of our $350.0 million 2023 Senior Notes, which was completed on April 16, 2015. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million which included the redemption premium and the write off of net unamortized deferred financing fees.

We did not incur any losses on extinguishment of debt for the three or six months ended June 30, 2014.

Gain on Foreign Currency Forward

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in foreign currency forward in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

Income Tax Provision

The effective income tax rate from continuing operations for the three months ended June 30, 2015 was 33.2% compared to 30.7% for the same period in 2014. Both rates reflect the benefit for the domestic production activities deduction, however, the prior year results also benefitted from a discrete item related to a release of a portion of the valuation allowance against deferred tax assets.

For the six months ended June 30, 2015 and 2014, the effective income tax rate from continuing operations was 34.7% and 27.4%, respectively. Both rates reflect the benefit for the domestic production activities deduction, however, the prior year results also benefited from discrete items related to U.S. repatriation of foreign funds and a release of a portion of the valuation allowance against deferred tax assets.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility;

•	Our various series of Senior Notes;

•	Project-level financing (including non-recourse loans);

•	Mortgage warehouse facilities; and

•	Performance, payment and completion surety bonds, and letters of credit.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations;

•	Borrowings under our Revolving Credit Facility;

•	Additional offerings of senior notes, if needed; and

•	Access to the equity markets as we are a publically traded company.

Our principal uses of capital in the three and six months ended June 30, 2015 and 2014 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, the payment of various liabilities and the acquisition of JEH Homes. Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant capital expenditures for land acquisitions, plats, vertical and horizontal development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt and equity capital markets on an opportunistic basis.

Capital Resources

Cash and Cash Equivalents

As of June 30, 2015, we had cash and cash equivalents of $145.5 million. Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. In addition, at June 30, 2015, our aggregate total cash on hand and availability under credit facilities was approximately $506.0 million. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000 in the United States by the Federal Deposit Insurance Corporation.

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of June 30, 2015.

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2021	April 16, 2013	550,000	100.0%	5.250%	541,700	8,300
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700

Total		$1,250,000			$1,232,500	$17,500

2020 Senior Notes

The 2020 Senior Notes were redeemed in full on May 1, 2015 using the net proceeds from an issuance of new 2023 senior unsecured notes, together with cash on hand. See 2023 Senior Notes and Redemption of 2020 Senior Notes below for additional information regarding the redemption of the 2020 Senior Notes.

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

The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2021 Senior Notes and the guarantees are senior unsecured obligations. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes

On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes are unsecured and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $485.4 million aggregate principal amount of 7.75% 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write off of net unamortized deferred financing fees.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2024 Senior Notes. The 2023 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2023 Senior Notes contains covenants and control provisions that are substantially similar to those in the indenture governing the 2024 Senior Notes. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing the 2021 and the 2024 Senior Notes.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

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

Revolving Credit Facility

The Revolving Credit Facility contains certain “springing” financial covenants, requiring TMM Holdings and its subsidiaries to comply with a certain maximum debt to capitalization ratio and a certain minimum consolidated tangible net worth test. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that Taylor Morrison Communities, Inc. (“TMC” or the “Borrower”) may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to its capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The maximum debt to total capitalization ratio is 0.60 to 1.00. The ratio as calculated by the Borrower at June 30, 2015 was 0.42 to 1.00. The minimum consolidated tangible net worth requirement was $1.4 billion at June 30, 2015. At June 30, 2015, the Borrower’s tangible net worth, as defined in the Revolving Credit Facility, was $1.8 billion.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

On April 24, 2015, TMC and the other subsidiaries of TMHC party thereto, entered into Amendment No. 3 to our senior revolving credit facility (“the Revolving Credit Facility”). Among other things, this amendment increased the amount available under the Revolving Credit Facility up to $500.0 million, extended the maturity of the Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder.

Mortgage Company Loan Facilities

Borrowings under our TMHF warehouse facilities are accounted for as secured borrowings under ASC Topic 860, “Transfers and Servicing.” Total capacity under the TMHF warehouse facilities available to TMHC at June 30, 2015 is $155.0 million. The following table summarizes the terms of our TMHF warehouse facilities:

	As of June 30, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$32,391	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	—	50,000	LIBOR + 2.75%	August 19, 2015	Mortgage Loans
J.P. Morgan	39,094	50,000	(2)	September 28, 2015	Pledged Cash

Total	$71,485	$155,000

(1)	The mortgage borrowings outstanding as of June 30, 2015 and December 31, 2014, are collateralized by $110.5 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $0.6 million and $1.3 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Interest under the J.P. Morgan agreement ranges from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever is greater).

Loans Payable and Other Borrowings

Loans payable and other borrowings as of June 30, 2015 consist of project-level debt due to various land sellers and municipalities, and are generally secured by the land that was acquired. Principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The weighted average interest rate on $86.3 million of the loans as of June 30, 2015 was 5.5% per annum, and $36.8 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Revolving Credit Facility to various land sellers and municipalities in the amounts below as of the dates indicated:

	As of June 30, 2015		As of December 31, 2014
(In thousands)	Available	Issued	Available	Issued
Revolving Credit Facility–Letters of Credit	$200,000	$34,662	$200,000	$35,071

Operating Cash Flow Activities

Our net cash used in operating activities was $292.9 million for the six months ended June 30, 2015, compared to $350.9 million for the six months ended June 30, 2014. The primary drivers of the change year over year include an increase in net income, a decrease in real estate inventory and land deposits, and a decrease in mortgage loans held for sale. Also, contributing to the change was the $33.3 million loss on extinguishment of debt which was offset by an approximately $30.0 million gain on a foreign currency forward and a decrease in investments of capital into unconsolidated entities year over year.

Investing Cash Flow Activities

Net cash provided by investing activities was $217.5 million for the six months ended June 30, 2015, as compared to cash used in investing activities of $49.9 million for the six months ended June 30, 2014. The increase in cash provided by investing activities was primarily the result of our Monarch disposition in the first quarter of 2015, and cash received from a foreign currency forward. This increase was partially offset by the $62.4 million acquisition of JEH Homes.

Financing Cash Flow Activities

Net cash used in financing activities was $221.3 million for the six months ended June 30, 2015, compared to $311.8 million of net cash provided by financing activities for the six months ended June 30, 2014. The change in net cash from financing activities year over year was primarily attributable to an increase in net repayments on our lines of credit related to mortgage borrowings and the redemption of the 2020 Senior Notes, offset by increased net borrowings on our Revolving Credit Facility.

Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

(In thousands)	As of June 30, 2015	As of December 31, 2014
Letters of credit	$34,662	$35,071
Surety bonds	$326,754	$280,559

Total outstanding letters of credit and surety bonds	$361,416	$315,630

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

The following is a rollforward of the investments in unconsolidated land development and homebuilding joint ventures:

(In thousands)	East	West	Corporate	Total
Investment balance, December 31, 2014	$57,138	$51,909	$1,244	$110,291
Joint venture income	856	(422)	1,093	1,527
Distributions	(7,200)	—	(1,094)	(8,294)
Contributions	3,795	20,614	540	24,949

Investment balance, June 30, 2015	$54,589	$72,101	$1,783	$128,473

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of June 30, 2015, we had outstanding land purchase and lot option contracts of $549.2 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three or six months ended June 30, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2015, approximately 88.6% of our debt was fixed rate and 11.4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of June 30, 2015, we had $105.0 million outstanding borrowings under our Revolving Credit Facility. We had $360.3 million of additional availability for borrowings and $165.3 million of additional availability for letters of credit (giving effect to $34.7 million of letters of credit outstanding as of such date). Our fixed rate debt is subject to a requirement that we offer to purchase the 2020 Senior Notes and 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not be expected to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2015. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2015	2016	2017	2018	2019	Thereafter	Total
Fixed Rate Debt	$37.1	$38.2	$16.4	$12.6	$12.2	1,256.6	1,373.1	1,351.7
Average interest rate(1)	3.9%	3.9%	3.9%	3.9%	3.9%	5.5%	5.4%	—
Variable Rate Debt(2)	$176.5	$—	$—	$—	$—	$—	$176.5	$176.5
Average interest rate	2.4%	—	—	—	—	—	2.4%	—

(1)	Represents the coupon rate of interest on the full principal amount of the debt.
(2)	Based upon the amount of variable rate debt at June 30, 2015, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.8 million per year.

Currency Exchange Risk

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in foreign currency forward in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, as amended, we incorporate herein by reference Exhibit 99.1 of this report, which includes disclosure related to a vessel that is indirectly owned by funds managed by Oaktree Capital Management, L.P. (“Oaktree Capital”). Funds managed by Oaktree Capital control approximately 36% of our voting power and a holding vehicle formed by such funds is entitled to nominate members of our Board of Directors. As a result, an affiliate of Oaktree Capital may be deemed to be an affiliate of ours.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.1*	Form of Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan.

Exhibit No.	Description

10.2*	Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan.

10.3*	Form of Performance-Based Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE: August 5, 2015
/s/ Sheryl D. Palmer
Sheryl D. Palmer
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.1*	Form of Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan.

10.2*	Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan.

10.3*	Form of Performance-Based Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.