Form 10-Q
period 2015-09-30
Taylor Morrison Home Corp
filed 2015-11-04
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2015
Class A common stock, $0.00001 par value	33,158,855
Class B common stock, $0.00001 par value	89,108,569

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$158,279	$234,217
Restricted cash	1,280	1,310
Real estate inventory:
Owned inventory	3,127,510	2,511,623
Real estate not owned under option agreements	1,683	6,698
Total real estate inventory	3,129,193	2,518,321
Land deposits	35,356	34,544
Mortgage loans held for sale	104,094	191,140
Prepaid expenses and other assets, net	118,220	89,210
Other receivables, net	128,131	85,274
Investments in unconsolidated entities	126,359	110,291
Deferred tax assets, net	252,341	258,190
Property and equipment, net	5,821	5,337
Intangible assets, net	4,896	5,459
Goodwill	57,698	23,375
Assets of discontinued operations	—	576,445
Total assets	$4,121,668	$4,133,113
Liabilities
Accounts payable	$164,253	$122,466
Accrued expenses and other liabilities	203,833	200,556
Income taxes payable	30,775	50,096
Customer deposits	101,997	70,465
Senior notes	1,250,000	1,388,840
Loans payable and other borrowings	145,589	147,516
Revolving credit facility borrowings	230,000	40,000
Mortgage warehouse borrowings	74,128	160,750
Liabilities attributable to consolidated option agreements	1,683	6,698
Liabilities of discontinued operations	—	168,565
Total liabilities	2,202,258	2,355,952
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,158,855 and 33,060,540 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,108,569 and 89,227,416 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	376,321	374,358
Retained earnings	158,330	114,948
Accumulated other comprehensive loss	(17,959)	(10,910)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	516,693	478,397
Non-controlling interests – joint ventures	6,304	6,528
Non-controlling interests – Principal Equityholders	1,396,413	1,292,236
Total stockholders’ equity	1,919,410	1,777,161
Total liabilities and stockholders’ equity	$4,121,668	$4,133,113

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Home closings revenue, net	$779,190	$615,736	$1,955,170	$1,653,890
Land closings revenue	5,782	5,027	22,712	19,919
Mortgage operations revenue	11,316	8,433	28,794	22,870
Total revenues	796,288	629,196	2,006,676	1,696,679
Cost of home closings	635,935	488,250	1,594,691	1,304,595
Cost of land closings	3,919	3,938	13,152	15,759
Mortgage operations expenses	6,962	5,057	18,120	13,641
Total cost of revenues	646,816	497,245	1,625,963	1,333,995
Gross margin	149,472	131,951	380,713	362,684
Sales, commissions and other marketing costs	53,482	41,432	136,724	114,362
General and administrative expenses	25,264	19,114	70,171	57,579
Equity in loss/(income) of unconsolidated entities	120	(1,231)	(1,408)	(3,468)
Interest (income)/expense, net	(33)	345	(165)	1,127
Other expense, net	2,393	3,241	11,625	10,570
Loss on extinguishment of debt	—	—	33,317	—
Gain on foreign currency forward	—	—	(29,983)	—
Income from continuing operations before income taxes	68,246	69,050	160,432	182,514
Income tax provision	22,452	19,541	54,434	50,602
Net income from continuing operations	45,794	49,509	105,998	131,912
Discontinued operations:
Income from discontinued operations	—	23,970	—	44,543
Transaction expenses from discontinued operations	—	—	(9,043)	—
Gain on sale of discontinued operations	—	—	80,205	—
Income tax expense from discontinued operations	—	(7,304)	(14,500)	(13,485)
Net income from discontinued operations	—	16,666	56,662	31,058
Net income before allocation to non-controlling interests	45,794	66,175	162,660	162,970
Net income attributable to non-controlling interests — joint ventures	(138)	(47)	(1,427)	(386)
Net income before non-controlling interests — Principal Equityholders	45,656	66,128	161,233	162,584
Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(33,312)	(36,122)	(76,470)	(96,308)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	—	(12,160)	(41,381)	(22,682)
Net income available to Taylor Morrison Home Corporation	$12,344	$17,846	$43,382	$43,594
Earnings per common share — basic:
Income from continuing operations	$0.37	$0.40	$0.85	$1.07
Income from discontinued operations — net of tax	$—	$0.14	$0.46	$0.26
Net income available to Taylor Morrison Home Corporation	$0.37	$0.54	$1.31	$1.33
Earnings per common share — diluted:
Income from continuing operations	$0.37	$0.40	$0.85	$1.07
Income from discontinued operations — net of tax	$—	$0.14	$0.46	$0.26
Net income available to Taylor Morrison Home Corporation	$0.37	$0.54	$1.31	$1.33
Weighted average number of shares of common stock:
Basic	33,122	32,956	33,088	32,896
Diluted	122,458	122,338	122,412	122,345

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income before non-controlling interests, net of tax	$45,794	$66,175	$162,660	$162,970
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(565)	(19,656)	(27,779)	(19,238)
Post-retirement benefits adjustments, net of tax	—	814	1,757	(966)
Other comprehensive income (loss), net of tax	(565)	(18,842)	(26,022)	(20,204)
Comprehensive income	45,229	47,333	136,638	142,766
Comprehensive income attributable to non-controlling interests — joint ventures	(138)	(47)	(1,427)	(386)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(32,861)	(34,534)	(98,878)	(104,246)
Comprehensive income available to Taylor Morrison Home Corporation	$12,230	$12,752	$36,333	$38,134

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2014	33,060,540	$—	89,227,416	$1	$374,358	$114,948	$(10,910)	$6,528	$1,292,236	$1,777,161
Net income	—	—	—	—	—	43,382	—	1,427	117,851	162,660
Other comprehensive loss	—	—	—	—	—	—	(7,049)	—	(18,973)	(26,022)
Exchange of New TMM Units and corresponding number of Class B Common Stock	87,055	—	(87,055)	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(31,792)	—	—	—	—	—	—	—
Issuance of restricted stock units	11,260	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	1,963	—	—	—	5,299	7,262
Distributions to non-controlling interests—joint ventures	—	—	—	—	—	—	—	(1,651)	—	(1,651)
Balance – September 30, 2015	33,158,855	$—	89,108,569	$1	$376,321	$158,330	$(17,959)	$6,304	$1,396,413	$1,919,410

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$162,660	$162,970
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(1,408)	(22,497)
Stock compensation expense	5,723	4,327
Loss on extinguishment of debt	33,317	—
Distributions of earnings from unconsolidated entities	1,879	21,675
Depreciation and amortization	2,927	3,958
Net income from discontinued operations	(56,662)	—
Gain on foreign currency forward	(29,983)	—
Contingent consideration	7,916	—
Deferred income taxes	5,849	(3,771)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(430,964)	(521,840)
Mortgage loans held for sale, prepaid expenses and other assets	2,086	(48,591)
Customer deposits	29,728	18,697
Accounts payable, accrued expenses and other liabilities	15,128	41,379
Income taxes payable	(19,909)	(27,316)
Net cash used in operating activities	(271,713)	(371,009)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,753)	(2,746)
Payments for business acquisitions	(220,899)	—
Distribution from unconsolidated entities	6,857	1,753
Decrease in restricted cash	30	11,261
Investments of capital into unconsolidated entities	(23,397)	(81,494)
Proceeds from sale of discontinued operations	268,853	—
Proceeds from settlement of foreign currency forward	29,983	—
Net cash provided by (used in) investing activities	59,674	(71,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on lines of credit related to mortgage borrowings	595,451	348,491
Repayment on lines of credit related to mortgage borrowings	(682,073)	(374,810)
Proceeds from loans payable and other borrowings	33,081	32,520
Repayments of loans payable and other borrowings	(35,008)	(157,366)
Borrowings on revolving credit facility	325,000	203,000
Payments on revolving credit facility	(135,000)	(53,000)
Proceeds from the issuance of senior notes	350,000	350,000
Repayments on senior notes	(513,608)	—
Deferred financing costs	(4,538)	(6,255)
Payment of contingent consideration	(3,050)	—
Distributions to non-controlling interests of consolidated joint ventures	(1,651)	(740)
Net cash (used in) provided by financing activities	(71,396)	341,840
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20,491)	(7,258)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(303,926)	$(107,653)
CASH AND CASH EQUIVALENTS — Beginning of period (1)	462,205	389,181
CASH AND CASH EQUIVALENTS — End of period	$158,279	$281,528
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$81,664	$94,162
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in loans payable issued to sellers in connection with land purchase contracts	$11,943	$(80,864)
Accrual of contingent consideration	$3,200	$—
Non-cash portion of loss on debt extinguishment	$5,102	$—
Decrease in income taxes payable and related tax indemnification receivable from seller	$—	$167
(1)Cash and cash equivalents shown here includes the cash related to Monarch. At December 31, 2014, cash held at Monarch was $227,988.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” the “Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. We currently operate in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. Our homes appeal to entry-level, move-up, 55+ and luxury homebuyers. The Company operates primarily under our Taylor Morrison and Darling Homes brands. Our business has 15 homebuilding operating divisions, and a mortgage operations division, which are organized into three reportable segments: East, West, and Mortgage Operations. The communities in our East and West segments offer single family attached and/or detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”).

On July 13, 2011, TMM Holdings Limited Partnership (“TMM Holdings”), an entity formed by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”), acquired (the “Acquisition”) our predecessor, Taylor Woodrow Holdings (USA), Inc., now known as Taylor Morrison Communities, Inc ("TMC").

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings through the formation of TMM Holdings II Limited Partnership (“New TMM”). In the Reorganization Transactions, the TPG Entities and the Oaktree Entities each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle,” respectively). As of September 30, 2015 and December 31, 2014, the Principal Equityholders owned 72.9% of the Company.

On January 28, 2015 we closed on the sale of Monarch Corporation, our former Canadian operating segment (“Monarch”). As a result of the sale, we do not have significant continuing involvement with Monarch. See Note 4 - Discontinued Operations for further information.

On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $63.2 million, excluding contingent consideration. In addition, on July 21, 2015, we acquired three divisions of Orleans Homes for a purchase price of approximately $167.3 million. See Note 2 – Summary of Significant Accounting Policies for further information regarding the assets acquired and the preliminary allocation of purchase price for both transactions.
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

Discontinued Operations –As a result of our decision in December 2014 to dispose of Monarch, the operating results and financial position of the Monarch business are presented as discontinued operations for all periods presented.

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

Purchase Price Allocation and Related Acquisition Accounting — On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $63.2 million, excluding contingent consideration. On July 21, 2015, we completed the acquisition of the Charlotte, Raleigh, and Chicago divisions of Orleans Homes for a purchase price of approximately $167.3 million, consisting of $162.3 million of cash and $5.0 million of seller financing. In accordance with ASC Topic 805, Business Combinations, the effects of the acquisitions were reflected on the date of the transactions in the financial statements of the acquired businesses by allocating purchase price and recording the assets at their fair values in order to reflect the purchase price paid, which resulted in goodwill for each acquisition.

For both acquisitions, we determined the fair value of real estate inventory on a community-by-community basis primarily using the sales comparison and income approaches. The sales comparison approach was used for all inventory in process. The income approach derives a value using a discounted cash flow for income-producing real property. This approach was used exclusively for finished lots. The income approach using discounted cash flows was also used to value lot option contracts acquired.

These estimated cash flows and ultimate valuation are significantly affected by the discount rate, estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, overhead costs and may vary significantly between communities.

The Company has completed a preliminary allocation of purchase price as of September 30, 2015 and expects to finalize the allocation within one year from the date of each acquisition. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created as of September 30, 2015 (in thousands):

	JEH Homes	Orleans Homes	Total
Acquisition Date	April 30, 2015	July 21, 2015
Assets Acquired
Real estate inventory	$55,559	$140,602	$196,161
Land deposits	—	2,236	$2,236
Prepaid expenses and other assets	1,301	2,436	$3,737
Property and equipment	395	623	$1,018
Goodwill	9,125	25,198	$34,323
Total assets	66,380	171,095	237,475

Less Liabilities Assumed
Accrued expenses and other liabilities	—	2,700	2,700
Customer deposits	—	1,081	1,081

Less contingent consideration	$3,200	$—	$3,200
Net Assets Acquired	63,180	167,314	230,494

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of acquired assets, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Non-controlling Interests – Principal Equityholders – Immediately prior to our IPO, as part of the Reorganization Transactions, the existing holders of TMM Holdings’ limited partnership interests exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”). For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B Common Stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit, is exchangeable into one share of our Class A Common Stock in accordance with the terms of the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units.

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

Recently Issued Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under this ASU, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs continues to be reported as interest expense. ASU 2015-03 will be effective for us in our fiscal year beginning January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and changes the required consolidation analysis. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically to (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 will be effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will generally need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 has been deferred and will be effective beginning January 1, 2018 and, at that time, we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements or disclosures.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income available to TMHC – basic	$12,344	$17,846	$43,382	$43,594
Income from discontinued operations, net of tax	—	16,666	56,662	31,058
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	—	(12,160)	(41,381)	(22,682)
Net income from discontinued operations – basic	$—	$4,506	$15,281	$8,376
Net income from continuing operations – basic	$12,344	$13,340	$28,101	$35,218
Net income from continuing operations – basic	$12,344	$13,340	$28,101	$35,218
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	33,312	36,122	76,470	96,308
Loss fully attributable to public holding company	5	26	234	270
Net income from continuing operations – diluted	$45,661	$49,488	$104,805	$131,796
Net income from discontinued operations – diluted	$—	$16,666	$56,662	$31,058
Denominator:
Weighted average shares – basic (Class A)	33,122	32,956	33,088	32,896
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	89,158	89,330	89,188	89,405
Restricted stock units	178	52	136	44
Stock Options	—	—	—	—
Weighted average shares – diluted	122,458	122,338	122,412	122,345
Earnings per common share – basic:
Income from continuing operations	$0.37	$0.40	$0.85	$1.07
Income from discontinued operations, nets of tax	$—	$0.14	$0.46	$0.26
Net income available to Taylor Morrison Home Corporation	$0.37	$0.54	$1.31	$1.33
Earnings per common share – diluted:
Income from continuing operations	$0.37	$0.40	$0.85	$1.07
Income from discontinued operations, net of tax	$—	$0.14	$0.46	$0.26
Net income available to Taylor Morrison Home Corporation	$0.37	$0.54	$1.31	$1.33
We excluded a total weighted average of 1,531,404 and 1,543,056 stock options and restricted stock units (“RSUs”) and 1,294,149 and 1,267,665 stock options and RSUs from the calculation of earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively, as their inclusion would be anti-dilutive.
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

In the three and nine months ended September 30, 2015, we did not record any revenues or expenses related to the operations of Monarch. The activity recorded in 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price of Monarch, less related costs and tax. In the three and nine months ended September 30, 2014 we recorded $129.8 million and $239.3 million, respectively, of revenues related to Monarch, which is included in discontinued operations.

The components of assets and liabilities of discontinued operations at December 31, 2014 are as follows (in thousands):

Cash and cash equivalents	$227,988
Restricted cash	11,474
Real estate inventory	149,087
Land deposits	7,547
Loans receivable	40,808
Tax indemnification receivable	5,194
Prepaid expenses and other assets, net	11,197
Other receivables, net	1,984
Investments in unconsolidated entities	111,887
Deferred tax assets, net	3,233
Property and equipment, net	2,546
Intangible assets, net	3,500
Total assets of discontinued operations	$576,445
Accounts payable	$14,438
Accrued expenses and other liabilities	44,554
Income taxes payable	8,076
Customer deposits	11,166
Loans payable and other borrowings	90,331
Total liabilities of discontinued operations	$168,565
5. DERIVATIVE FINANCIAL INSTRUMENT
In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014, the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded to gain on foreign currency forward in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.
6. REAL ESTATE INVENTORY AND LAND DEPOSITS
In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, we review our real estate inventory for indicators of impairment on a community by community basis during each reporting period. In conducting the review for indicators of impairment, we evaluate, among other things, the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. For the three and nine months ended September 30, 2015 and 2014, we recorded no impairment charges on real estate assets.

In the ordinary course of business, we enter into various specific performance contracts to acquire lots. Real estate not owned under these contracts is consolidated into real estate inventory with a corresponding liability in liabilities attributable to consolidated option agreements in the Condensed Consolidated Balance Sheets.

Inventory consists of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Operating communities, including capitalized interest	$2,924,713	$2,217,067
Real estate held for development or held for sale	202,797	294,556
Total owned inventory	3,127,510	2,511,623
Real estate not owned under option contracts	1,683	6,698
Total real estate inventory	$3,129,193	$2,518,321

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2015		December 31, 2014
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	8,642	$397,590	9,825	$464,882
Partially developed	8,209	551,794	8,680	654,759
Finished	12,673	1,314,693	8,727	787,033
Long-term strategic assets	3,264	14,730	3,564	27,993
Total	32,788	$2,278,807	30,796	$1,934,667

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of September 30, 2015 and December 31, 2014, we had the right to purchase 9,578 and 5,372 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $798.1 million and $323.5 million as of September 30, 2015 and December 31, 2014, respectively. We do not have title to the property and the creditors generally have no recourse against the Company. As of September 30, 2015 and December 31, 2014, our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $35.4 million and $34.5 million, respectively, in land deposits related to land options and land purchase contracts.

For the three and nine months ended September 30, 2015 and 2014, no impairment of option deposits or capitalized pre-acquisition costs were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest capitalized - beginning of period	$106,470	$87,227	$94,880	$71,263
Interest incurred	22,401	25,167	70,708	65,619
Interest amortized to cost of home closings	(21,886)	(15,227)	(58,603)	(39,715)
Interest capitalized - end of period	$106,985	$97,167	$106,985	$97,167
7. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.
Summarized, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	September 30, 2015	December 31, 2014
Assets:
Real estate inventory	$562,320	$396,858
Other assets	102,413	59,963
Total assets	$664,733	$456,821
Liabilities and owners’ equity:
Debt	$234,101	$129,561
Other liabilities	16,500	8,870
Total liabilities	250,601	138,431
Owners’ equity:
TMHC	126,359	110,291
Others	287,773	208,099
Total owners’ equity	414,132	318,390
Total liabilities and owners’ equity	$664,733	$456,821

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$2,206	$4,805	$19,430	$13,468
Costs and expenses	(2,242)	(3,046)	(15,980)	(7,100)
(Loss)/Income of unconsolidated entities	$(36)	$1,759	$3,450	$6,368
Company’s share in (loss)/income of unconsolidated entities	$(120)	$1,231	$1,408	$3,468
Distributions of earnings from unconsolidated entities	$442	$998	$8,736	$2,749

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
8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Real estate development costs to complete	$15,815	$24,222
Compensation and employee benefits	43,753	51,475
Self-insurance and warranty reserves	43,923	44,595
Interest payable	25,572	22,033
Property and sales taxes payable	16,290	12,808
Other accruals	58,480	45,423
Total accrued expenses and other liabilities	$203,833	$200,556

Self-Insurance and Warranty Reserves – A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reserve - beginning of period	$42,589	$40,287	$44,595	$34,814
Additions to reserves	5,629	6,113	13,143	13,820
Costs and claims incurred	(5,032)	(4,897)	(16,482)	(11,957)
Change in estimates to pre-existing reserves	737	(1,195)	2,667	3,631
Reserve - end of period	$43,923	$40,308	$43,923	$40,308
9. DEBT
Total debt consists of the following (in thousands):

	As of
(Dollars in thousands)	September 30, 2015	December 31, 2014
7.75% Senior Notes due 2020, unsecured, with $8.9 million of unamortized debt issuance costs and $3.4 million of unamortized bond premium at December 31, 2014	$—	$488,840
5.25% Senior Notes due 2021, unsecured, with $6.6 million and $7.5 million of unamortized debt issuance costs at September 30, 2015 and December 31, 2014, respectively	550,000	550,000
5.875% Senior Notes due 2023, unsecured, with $4.3 million of unamortized debt issuance costs at September 30, 2015	350,000	—
5.625% Senior Notes due 2024, unsecured, with $4.5 million and $4.9 million of unamortized debt issuance costs at September 30, 2015 and December 31, 2014, respectively	350,000	350,000
Senior Notes subtotal	$1,250,000	$1,388,840
Loans payable and other borrowings	145,589	147,516
$500.0 million Revolving Credit Facility with $5.4 million and $5.6 million of unamortized debt issuance costs at September 30, 2015 and December 31, 2014, respectively	230,000	40,000
Mortgage warehouse borrowings	74,128	160,750
Total Senior Notes and bank financing	$1,699,717	$1,737,106

2020 Senior Notes
Our 7.75% Senior Notes due 2020 (the “2020 Senior Notes”) were redeemed in full on May 1, 2015 using the net proceeds from an issuance of new senior unsecured notes, the 2023 Senior Notes (as defined below), together with cash on hand. See 2023 Senior Notes and Redemption of 2020 Senior Notes below for additional information regarding the redemption of the 2020 Senior Notes.

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2021 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes are unsecured and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $485.4 million aggregate principal amount of 7.75% 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 Senior Notes. The 2023 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 Senior Notes. The change of control provisions in the indenture governing the 2023 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2023 Senior Notes.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2024 Senior Notes.

Revolving Credit Facility
On April 24, 2015, we entered into Amendment No. 3 to the Revolving Credit Facility. Among other things, this amendment increased the amount available under the Revolving Credit Facility to $500.0 million, extended the maturity of the Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021 Senior Notes.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.4 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.

For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. Our debt to total capitalization ratio at September 30, 2015 was 0.44 to 1.00. At September 30, 2015, our tangible net worth, as defined in the Revolving Credit Facility, was $1.9 billion.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Borrowings
The following is a summary of our mortgage subsidiary borrowings (in thousands):

	As of September 30, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$25,451	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	—	50,000	LIBOR + 2.75%	November 17, 2015	Mortgage Loans
J.P. Morgan	48,677	100,000	(2)	September 26, 2016	Pledged Cash
Total	$74,128	$205,000
	As of December 31, 2014
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$62,894	$85,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,430	50,000	LIBOR + 2.75%	August 19, 2015	Mortgage Loans
J.P. Morgan	86,426	100,000	(2)	September 28, 2015	Pledged Cash
Total	$160,750	$235,000

(1)
The mortgage borrowings outstanding as of September 30, 2015 and December 31, 2014, are collateralized by $104.1 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $1.3 million and $1.3 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

(2)
As of December 31, 2014 and through the date of expiration of September 28, 2015, interest under the J.P. Morgan agreement ranged from 2.375% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever was greater). The agreement was renewed in September 2015 setting the interest rate at 2.375% plus 30-day LIBOR.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2015 and December 31, 2014 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2015 and December 31, 2014. We impute interest for loans with no stated interest rates. The weighted average interest rate on $110.9 million of the loans as of September 30, 2015 was 5.4% per annum, and $34.7 million of the loans were non-interest bearing.

10. FAIR VALUE DISCLOSURES
We have adopted ASC Topic 820, Fair Value Measurements, for valuation of financial instruments. ASC Topic 820 provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:

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

		September 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$104,094	$104,094	$191,140	$191,140
Mortgage borrowings	2	74,128	74,128	160,750	160,750
Loans payable and other borrowings	2	145,589	145,589	147,516	147,516
7.75% Senior Notes due 2020	2	—	—	488,840	518,170
5.25% Senior Notes due 2021	2	550,000	545,875	550,000	539,000
5.875% Senior Notes due 2023	2	350,000	350,000	—	—
5.625% Senior Notes due 2024	2	350,000	336,000	350,000	336,000
Revolving Credit Facility	2	230,000	230,000	40,000	40,000
Contingent consideration liability	3	23,797	23,797	17,932	17,932
11. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2015 and 2014 was based on the federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, and certain preferential treatment of deductions relating to homebuilding activities.

As of September 30, 2015, cumulative gross unrecognized tax benefits were $7.2 million, and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2014, cumulative gross unrecognized tax benefits were $2.4 million. These amounts are partially included in deferred tax assets and income taxes payable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014. None of the unrecognized tax benefits are expected to reverse in the next 12 months.

In accordance with ASC Topic 740-10, Income Taxes, we assess whether a valuation allowance should be established based on the consideration of available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment includes a review of both positive and negative evidence including our earnings history, forecasts and future profitability, assessment of the industry, the length of statutory carry-forward periods, experiences of utilizing net operating losses and built-in losses, and tax planning alternatives.

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

The components and respective voting power of our outstanding Common Stock at September 30, 2015 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	33,158,855	27.1%
Class B Common Stock	89,108,569	72.9%
Total	122,267,424	100%
13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock units and other equity awards based on our common stock. As of
September 30, 2015 we had an aggregate of 5,819,833 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted Stock Units (RSUs) (1)	$964	$335	$2,389	$944
Stock options	779	753	3,577	2,153
New TMM Units	384	419	1,296	1,230
Total stock compensation (2)	$2,127	$1,507	$7,262	$4,327

(1)	Includes compensation expense related to restricted stock units and performance based restricted stock units.

(2)
Included in the table above for the nine months ended September 30, 2015 is $1.5 million of stock compensation expense related to the acceleration of vesting for equity awards held by Monarch employees. The sale of Monarch triggered a change in control provision provided for in the respective award agreements and plan document. The expense related to the acceleration of awards is included in transaction expenses from discontinued operations in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015.

At September 30, 2015 and December 31, 2014, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $18.9 million and $16.0 million, respectively.

Restricted Stock – The following table summarizes the restricted stock unit and performance-based restricted stock unit activity for the nine month period:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	185,679	$24.19
Granted	445,485	18.46
Vested	(11,260)	22.98
Forfeited	(12,614)	22.29
Balance at September 30, 2015	607,290	$20.03

During the three and nine months ended September 30, 2015, we issued non-performance RSU awards and performance-based RSU awards to certain employees of the Company. The new non-performance RSU awards vest with respect to 33.3% on the second, third and fourth anniversaries of the grant date. The performance-based RSU awards will cliff-vest based on the achievement of certain performance goals set by the Company in the year of grant over a three years performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Class A Common Stock. The number of shares underlying the performance-based RSUs that will be issued to the recipients may range from the target award amount depending on actual performance achieved as compared to the target.

Stock Options – The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	1,325,029	$22.35
Granted	400,258	18.78
Exercised	—	—
Canceled/Forfeited	(211,397)	24.69
Outstanding at September 30, 2015	1,513,890	$21.08
Options exercisable at September 30, 2015	273,293	$21.98

During the three and nine months ended September 30, 2015, we issued stock options to certain employees. These stock options granted vest 25% on the first four anniversaries of the grant date.

New TMM Units – Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which are treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the nine months ended September 30, 2015, we paid $1.4 million in settlement of these awards, however there was no activity for the three months ended September 30, 2015.

Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of September 30, 2015 were as follows:

	Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,431,721	$5.11
Granted	—	—
Exchanges (1)	(87,055)	3.88
Forfeited (2)	(31,792)	5.24
Balance at September 30, 2015	1,312,874	$5.45

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.

(2)
Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been canceled.

14. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. For the three months ended September 30, 2015, there were no such transactions and for the nine months ended September 30, 2015, there were $16.8 million in real estate inventory acquisitions from such affiliates. For the three and nine months ended September 30, 2014, there were $9.5 million and $40.5 million in real estate inventory acquisitions from such affiliates, respectively. Such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length, as they are entered into at terms comparable to those with unrelated third parties.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 (in thousands):

	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)
Other comprehensive income/(loss) before reclassifications	269	(27,779)	—	(27,510)
Gross amounts reclassified from accumulated other comprehensive income	1,488	—	—	1,488
Foreign currency translation	518	—	(518)	—
Other comprehensive income/(loss), net of tax	$2,275	$(27,779)	$(518)	$(26,022)
Gross amounts reclassified within accumulated other comprehensive (loss)/income	(2,289)	—	21,262	18,973
Balance, end of period	$678	$(79,927)	$61,290	$(17,959)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
16. OPERATING AND REPORTING SEGMENTS
We have fifteen homebuilding operating divisions which are aggregated into two reportable homebuilding segments. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics. We also have a mortgage and financial services segment. We have no inter-segment sales as all sales are to external customers. Our reporting segments are as follows:

East	North Florida, West Florida, Houston, which includes a Taylor Morrison division and a Darling Homes division, Dallas, Austin, Raleigh, Charlotte and Atlanta
West	Denver, Chicago, Phoenix, Bay Area, Sacramento, and Southern California
Mortgage Operations	Mortgage and Financial Services (TMHF)

Management primarily evaluates segment performance based on GAAP gross margin, defined as homebuilding and land revenue less cost of home construction, commissions and other sales costs, land development and other land sales costs and other costs incurred by, or allocated to, each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity.

Segment information, excluding discontinued operations, is as follows (in thousands):

	Three Months Ended September 30, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$479,025	$305,947	$11,316	$—	$796,288
Gross margin	96,991	48,127	4,354	—	149,472
Selling, general and administrative expenses	(42,462)	(19,822)	(2)	(16,460)	(78,746)
Equity in (loss)/income of unconsolidated entities	(427)	(197)	504	—	(120)
Interest and other (expense)/income	(3,938)	(108)	—	1,686	(2,360)
Income from continuing operations before income taxes	$50,164	$28,000	$4,856	$(14,774)	$68,246

	Three Months Ended September 30, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$346,065	$274,698	$8,433	$—	$629,196
Gross margin	76,975	51,600	3,376	—	131,951
Selling, general and administrative expenses	(31,375)	(17,410)	—	(11,761)	(60,546)
Equity in income/(loss) of unconsolidated entities	971	(9)	269	—	1,231
Interest and other (expense)/income	(4,102)	361	—	155	(3,586)
Income from continuing operations before income taxes	$42,469	$34,542	$3,645	$(11,606)	$69,050

	Nine Months Ended September 30, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$1,229,910	$747,972	$28,794	$—	$2,006,676
Gross margin	249,532	120,507	10,674	—	380,713
Selling, general and administrative expenses	(111,295)	(50,633)	(2)	(44,965)	(206,895)
Equity in income/(loss) of unconsolidated entities	429	(619)	1,598	—	1,408
Interest and other (expense)/income	(11,986)	421	—	105	(11,460)
Loss on extinguishment of debt	—	—	—	(33,317)	(33,317)
Gain on foreign currency forward	—	—	—	29,983	29,983
Income from continuing operations before income taxes	$126,680	$69,676	$12,270	$(48,194)	$160,432

	Nine Months Ended September 30, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$968,489	$705,320	$22,870	$—	$1,696,679
Gross margin	213,204	140,251	9,229	—	362,684
Selling, general and administrative expenses	(90,279)	(47,273)	—	(34,389)	(171,941)
Equity in income of unconsolidated entities	1,842	467	1,159	—	3,468
Interest and other (expense)/income	(12,266)	321	—	248	(11,697)
Income from continuing operations before income taxes	$112,501	$93,766	$10,388	$(34,141)	$182,514

	As of September 30, 2015
	East	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,660,653	$1,503,896	$—	$—	$3,164,549
Investments in unconsolidated entities	52,708	71,867	1,784	—	126,359
Other assets	240,367	58,441	119,537	412,415	830,760
Total assets	$1,953,728	$1,634,204	$121,321	$412,415	$4,121,668

	As of December 31, 2014
	East	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$1,275,192	$1,277,673	$—	$—	$—	$2,552,865
Investments in unconsolidated entities	57,138	51,909	1,244	—	—	110,291
Other assets	166,854	37,989	204,685	483,984	576,445	1,469,957
Total assets	$1,499,184	$1,367,571	$205,929	$483,984	$576,445	$4,133,113
17. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $364.7 million and $315.6 million as of September 30, 2015 and December 31, 2014, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2015 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2015 and December 31, 2014, our legal accruals were $1.2 million and $0.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “we,” “us,” or “our” refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries.

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
Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Texas, and our newly acquired divisions in Georgia, Illinois, and North Carolina. Our homes appeal to entry-level, move-up, 55+ and luxury homebuyers, with a focus on move-up customers in high-growth markets. Our homebuilding business operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into 15 homebuilding operating divisions, and a mortgage division, which are managed as three reportable segments: East, West and Mortgage Operations, as follows:

East	North Florida, West Florida, Houston, which includes a Taylor Morrison division and a Darling Homes division, Dallas, Austin, Raleigh, Charlotte and Atlanta
West	Denver, Chicago, Phoenix, Bay Area, Sacramento and Southern California
Mortgage Operations	Mortgage and Financial Services (TMHF)

We offer single family attached and/or detached homes and revenue is recognized when the homes are costs completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development, land development costs and the construction costs of the homes we sell.

Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, TMHF. Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

On January 28, 2015, we closed the sale of Monarch Corporation, our former Canadian operating segment (“Monarch”). As a result of the sale, we do not have significant continuing involvement with Monarch, and the operating results and financial condition are presented as discontinued operations.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this quarterly report relating to “adjusted home closings gross margins.”

Adjusted home closings gross margin
We calculate adjusted home closings gross margin from GAAP gross margin by adding impairment charges, if any, attributable to the write-down of communities, and the amortization of capitalized interest through cost of home closings. Management uses adjusted home closings gross margin to evaluate our operational and economic performance on a consolidated basis. We believe adjusted home closings gross margin is relevant and useful to investors for evaluating our overall financial performance. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measure as a measure of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments to such amounts before comparing our measures to those of such other companies.
Recent Developments
Orleans Homes
On July 21, 2015, we completed the acquisition of three divisions of Orleans Homes for a purchase price of approximately $167.3 million, consisting of cash and seller financing.

JEH Homes
On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $63.2 million, excluding contingent consideration.

Third Quarter 2015 Highlights
Key financial results as of and for the three months ended September 30, 2015, as compared to the same period in 2014, are as follows:

•	Average community count increased 29% from the prior year quarter to 276 average communities

•	Net sales orders increased over 18% to 1,635

•	Home closings increased 28% to 1,700

•	Backlog of homes under contract at the end of the quarter was 3,560 units, with a sales value of $1.6 billion

•	Cancellations as a percentage of gross sales orders were 15%, compared to 14% in the prior year quarter

•	Average price of homes closed was $458,000

•	Average monthly absorption pace per community was 2.0 for the quarter

•	Mortgage operations reported gross profit of $4.4 million on revenue of $11.3 million

Results of Operations
The following table sets forth our results of operations (unaudited):

(Dollars in thousands)	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Statements of Operations Data:
Home closings revenue, net	$779,190	$615,736	$1,955,170	$1,653,890
Land closings revenue	5,782	5,027	22,712	19,919
Mortgage operations revenue	11,316	8,433	28,794	22,870
Total revenues	796,288	629,196	2,006,676	1,696,679
Cost of home closings	635,935	488,250	1,594,691	1,304,595
Cost of land closings	3,919	3,938	13,152	15,759
Mortgage operations expenses	6,962	5,057	18,120	13,641
Gross margin	149,472	131,951	380,713	362,684
Sales, commissions and other marketing costs	53,482	41,432	136,724	114,362
General and administrative expenses	25,264	19,114	70,171	57,579
Equity in loss/(income) of unconsolidated entities	120	(1,231)	(1,408)	(3,468)
Interest (income) expense, net	(33)	345	(165)	1,127
Other expense, net	2,393	3,241	11,625	10,570
Loss on extinguishment of debt	—	—	33,317	—
Gain on foreign currency forward	—	—	(29,983)	—
Income from continuing operations before income taxes	68,246	69,050	160,432	182,514
Income tax provision	22,452	19,541	54,434	50,602
Net income from continuing operations	45,794	49,509	105,998	131,912
Discontinued operations:
Income from discontinued operations	—	23,970	—	44,543
Transaction expenses from discontinued operations	—	—	(9,043)	—
Gain on sale of discontinued operations	—	—	80,205	—
Income tax provision from discontinued operations	—	(7,304)	(14,500)	(13,485)
Net income from discontinued operations	—	16,666	56,662	31,058
Net income before allocation to non-controlling interests	45,794	66,175	162,660	162,970
Net income attributable to non-controlling interests – joint ventures	(138)	(47)	(1,427)	(386)
Net income before non-controlling interests – Principal Equityholders	45,656	66,128	161,233	162,584
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(33,312)	(36,122)	(76,470)	(96,308)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	—	(12,160)	(41,381)	(22,682)
Net income available to Taylor Morrison Home Corporation	$12,344	$17,846	$43,382	$43,594
Home closings gross margin	18.4%	20.7%	18.4%	21.1%
Adjusted home closings gross margin	21.2%	23.2%	21.4%	23.5%
Sales, commissions and other marketing costs as a percentage of home closings revenue	6.9%	6.7%	7.0%	6.9%
General and administrative expenses as a percentage of home closings revenue	3.2%	3.1%	3.6%	3.5%
Average sales price per home closed	$458	$463	$461	$450

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
Average Active Selling Communities

	Three Months Ended September 30,
	2015	2014	Change
East	202	159	27.0%
West	74	55	34.5%
Total	276	214	29.0%

	Nine Months Ended September 30,
	2015	2014	Change
East	196	148	32.4%
West	72	53	35.8%
Total	268	201	33.3%

Consolidated:
Average active selling communities for three and nine months ended September 30, 2015 increased by 29.0% and 33.3%, respectively, when compared to the prior year. The increase was primarily due to the acquisitions of JEH in April 2015 and three divisions of Orleans in July 2015 as well as community growth in existing divisions. We opened new communities and closed out existing communities throughout all of our legacy markets. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

(Dollars in thousands)	Three Months Ended September 30,					(1)
	Net Sales Orders			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	1,016	938	8.3%	$402,606	$385,937	4.3%	$396	$411	(3.6)%
West	619	446	38.8%	306,149	247,642	23.6%	495	555	(10.8)%
Total	1,635	1,384	18.1%	$708,755	$633,579	11.9%	$433	$458	(5.5)%

(Dollars in thousands)	Nine Months Ended September 30,					(1)
	Net Sales Orders			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	3,224	2,868	12.4%	$1,315,176	$1,182,247	11.2%	$408	$412	(1.0)%
West	2,017	1,565	28.9%	982,968	859,467	14.4%	487	549	(11.3)%
Total	5,241	4,433	18.2%	$2,298,144	$2,041,714	12.6%	$438	$461	(5.0)%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

Consolidated:
The increase in the total value and units of net sales orders in 2015 compared to 2014 for the three and nine months ended September 30, 2015, was due to an increase in our average active selling communities, and the acquisition of JEH in Atlanta and Orleans in Charlotte, Raleigh, and Chicago. The increases were also driven by consumer demand for our well-located and desirable product offerings in our legacy markets. Consumer demand increased as a result of relatively steady low interest rates and stabilizing macroeconomic conditions relative to the prior comparable period. Average selling price decreased due to a larger percentage increase in sales orders in the West, which also had a larger decrease in the average selling price due to a shift in product mix to divisions with lower sales value.

East:
Net sales orders increased in both units and in sales value in 2015 compared to 2014 for the three and nine months ended September 30, 2015 due to an increase in average active selling communities and as a result of the acquisition of JEH and Orleans. Net homes sold and total sales value increased by 8.3% and 4.3% for the three months ended September 30, 2015, respectively. Similarly, for the nine months ended September 30, 2015, there was an increase of net homes sold of 12.4% and total sales value of 11.2%. The average selling price of net homes sold in the East segment decreased by 3.6% and 1.0% for the three and nine months ended September 30, 2015, respectively. The decrease in average selling price for both periods was primarily driven by the Atlanta, Charlotte, and Raleigh divisions which have a lower average selling price compared to the other divisions in the segment.

West:
Net sales orders increased in both units and in sales value in 2015 compared to 2014 for the three and nine months ended September 30, 2015, due to an increase in average active selling communities. Net homes sold and total sales value increased by 38.8% and 23.6% for the three months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, net sales orders and sales value increased by 28.9% and 14.4%, respectively. Our Phoenix division was a significant contributor to these increases. A shift in product mix from homes in the California divisions to the Phoenix division, where homes are more moderately priced, resulted in a decrease in average selling price for the three and nine months ended September 30, 2015.

Sales Order Cancellations

	Three Months Ended September 30,
	Canceled Sales Orders		Cancellation Rate(1)
	2015	2014	2015	2014
East	188	115	15.6%	10.9%
West	107	102	14.7%	18.6%
Total/weighted average	295	217	15.3%	13.6%

	Nine Months Ended September 30,
	Canceled Sales Orders		Cancellation Rate(1)
	2015	2014	2015	2014
East	483	371	13.0%	11.4%
West	279	267	12.2%	14.6%
Total/weighted average	762	638	12.7%	12.6%

(1)	Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

We believe a favorable financing market, our use of prequalification criteria through TMHF and increased earnest money deposits helped us maintain a consistent cancellation rate for the nine months ended September 30, 2015, as compared to the prior year period.

Sales Order Backlog

	As of September 30,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	2,390	2,111	13.2%	$1,058,329	$978,999	8.1%	$443	$464	(4.5)%
West	1,170	813	43.9%	581,268	494,671	17.5%	497	608	(18.3)%
Total	3,560	2,924	21.8%	$1,639,597	$1,473,670	11.3%	$461	$504	(8.5)%

(1)
Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Consolidated:
The increase in backlog units for both the East and the West is consistent with our increases in net homes sold and new community openings year over year. Backlog value increased in total by 11.3% as a result of backlog units increasing by 21.8%. Average selling price in the East decreased as a result of a shift in product mix to our newly acquired JEH and Orleans divisions which have a lower average selling price. The West experienced a decrease in average selling price due to a shift in product mix as well from the California divisions to the Denver and Phoenix divisions.

Home Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	1,100	800	37.5%	$473,243	$341,038	38.8%	$430	$426	0.9%
West	600	531	13.0%	305,947	274,698	11.4%	510	517	(1.4)%
Total	1,700	1,331	27.7%	$779,190	$615,736	26.5%	$458	$463	(1.1)%

	Nine Months Ended September 30,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	2,802	2,301	21.8%	$1,212,239	$949,494	27.7%	$433	$413	4.8%
West	1,441	1,374	4.9%	742,931	704,396	5.5%	516	513	0.6%
Total	4,243	3,675	15.5%	$1,955,170	$1,653,890	18.2%	$461	$450	2.4%

East:
Home closings revenue improved as a result of the combination of increased average selling price and the acquisitions of JEH and the Orleans divisions, which contributed to an increase in homes closed. The aggregate net revenue of homes closed increased by 38.8% and 27.7% for the three and nine months ended September 30, 2015, respectively. We believe economic market improvements, as well as favorable homebuyer reception of new communities, contributed to net home closings revenue increases. In addition, average selling price increased 0.9% and 4.8% for the three and nine months ended September 30, 2015. Homes closed in our West Florida division for the three months ended September 30, 2015 increased compared to the same period in the prior year. Significant contributors of homes closed for the nine months ended September 30, 2015 included Darling Dallas, North Florida, and West Florida, driving both units and dollars higher as consumer demand for move-up and luxury products benefited our communities in these markets.

West:
During the third quarter of 2015, total homes closed units and home closings revenue increased by 13.0% and 11.4%, respectively, compared to the prior year period, which was primarily driven by increased closings in the Bay Area, Sacramento, and Denver divisions, in addition to the acquisition of our Chicago division. Average selling price of homes closed during the quarter decreased by 1.4%, driven primarily by a shift of closings from the Bay Area to more moderately priced products in the Denver and Phoenix markets.

For the nine months ended September 30, 2015, total homes closed units and home closings revenue increased by 4.9% and 5.5%, respectively, compared to the prior year period. This increase was primarily driven by increased closings in the Bay Area, Sacramento, and Denver divisions. Average sales price remained relatively flat as the product mix slowly shifts from higher priced homes in the Bay Area and Southern California to more moderately priced divisions such as Phoenix and Denver.

Land Closings Revenue

	Three Months Ended September 30,
(In thousands)	2015	2014	Change
East	$5,782	$5,027	15.0%
West	—	—	—%
Total	$5,782	$5,027	15.0%

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
East	$17,671	$18,994	(7.0)%
West	5,041	925	445.0%
Total	$22,712	$19,919	14.0%

Consolidated:
We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land on which we would otherwise not achieve financial returns that are in line with our internal expectations as well as to enhance our returns and offset our risk. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities.

Segment Home Closings Gross Margin
The following tables set forth a reconciliation between our GAAP home closings gross margin and adjusted home closings gross margin. See“—Non-GAAP Measures—Adjusted home closings gross margin.”

	East		West		Consolidated
	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Home Closings
Home closings revenue, net	$473,243	$341,039	$305,947	$274,697	$779,190	$615,736
Cost of home closings	378,110	265,154	257,825	223,096	635,935	488,250
Home closings gross margin	95,133	75,885	48,122	51,601	143,255	127,486
Capitalized interest amortization	12,794	6,149	9,092	9,078	21,886	15,227
Adjusted home closings gross margin	$107,927	$82,034	$57,214	$60,679	$165,141	$142,713
Home closings gross margin %	20.1%	22.3%	15.7%	18.8%	18.4%	20.7%
Adjusted home closings gross margin %	22.8%	24.1%	18.7%	22.1%	21.2%	23.2%

	East		West		Consolidated
	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Home Closings
Home closings revenue, net	$1,212,239	$949,494	$742,931	$704,396	$1,955,170	$1,653,890
Cost of home closings	969,946	740,392	624,745	564,203	1,594,691	1,304,595
Home closings gross margin	242,293	209,102	118,186	140,193	360,479	349,295
Capitalized interest amortization	35,151	15,824	23,452	23,891	58,603	39,715
Adjusted home closings gross margin	$277,444	$224,926	$141,638	$164,084	$419,082	$389,010
Home closings gross margin %	20.0%	22.0%	15.9%	19.9%	18.4%	21.1%
Adjusted home closings gross margin %	22.9%	23.7%	19.1%	23.3%	21.4%	23.5%

Consolidated:
Our consolidated adjusted home closings gross margin percentage for the three and nine months ended September 30, 2015, decreased compared to the same period in 2014. Geographic and product mix had an impact on margin rate as well as the relatively lower margin communities in certain of our recently acquired divisions. Relatively lower margins in our recently acquired divisions are influenced by the effects of purchase accounting and the local geographic markets being more moderately priced. In addition, our legacy divisions are experiencing higher land and development and construction costs as we naturally deplete our legacy land supply. Our legacy land holdings have lower carrying costs, and as a result home closings gross margin percentage is decreasing as those legacy holdings reflect a reduced portion of our overall product mix.

East:
Home closings gross margin and adjusted home closings gross margin percentage decreased for the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily as a result of the addition of lower margin communities, product mix, and the effects of purchase accounting. Additionally, margin was negatively impacted due to labor supply constraints in most of our markets and poor weather in some of our markets during the third quarter of 2015.

West:
Home closings gross margin percentage and adjusted home closings gross margin percentage decreased for the three and nine months ended September 30, 2015 primarily due to a geographic shift in the percentage of homes closed in our Southern California division where the margin rate is lower although margin dollars are higher. In addition, a shift in product penetration within the West divisions, as well as commodity and labor pricing in construction costs continued to negatively affect margin rates.

Mortgage Operations
Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF. The following is a summary of mortgage operations gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Mortgage operations revenue	$11,316	$8,433	$28,794	$22,870
Mortgage operations expenses	6,962	5,057	18,120	13,641
Mortgage operations gross margin	$4,354	$3,376	$10,674	$9,229
Mortgage operations margin %	38.5%	40.0%	37.1%	40.4%

Our Mortgage Operations segment’s revenue increased due primarily to increased closings volume and average loan amounts, while operating gross margin percentage decreased period over period due to increases in underwriting costs.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the following periods:

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Three Months Ended September 30, 2015	964	$319.8	80%
Three Months Ended September 30, 2014	788	258.6	75%

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Nine Months Ended September 30, 2015	2,471	$826.8	78%
Nine Months Ended September 30, 2014	2,141	691.2	73%

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage, for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. Our capture rate improved during the three and nine months ended September 30, 2015 as compared to the same periods in 2014. In the third quarter of 2015 and 2014, the average FICO score of customers who obtained mortgages through TMHF was 743 and 741, respectively. In the first nine months of 2015 and 2014, the average FICO score of customers who obtained mortgages through TMHF was 743 and 741, respectively.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, were relatively consistent period of over period at 6.9% and 6.7% for three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, sales, commissions and other marketing costs, as a percentage of home closings revenue, were also consistent at 7.0% and 6.9%.

General and Administrative Expenses
General and administrative expenses were 3.2% and 3.1% of home closings revenue for three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, general and administrative expenses were 3.6% and 3.5% of home closings revenue, respectively. The slight increase is primarily related to acquisition costs and costs associated with integrating our newly acquired divisions. We continue to utilize our scalable platform, providing leverage with existing infrastructure in an effort to maintain stable operating costs.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was a loss of $0.1 million and income of $1.4 million for the three and nine months ended September 30, 2015, respectively, compared to income of $1.2 million and $3.5 million for the three and nine months ended September 30, 2014, respectively. The decrease was due to a combination of the closeout of two joint ventures in June 2014, the start-up of three new joint ventures which began during the second half 2014, as well as the incurrence of start-up costs from two new joint ventures in the second quarter of 2015.

Interest (Income)/Expense, Net
Interest expense, net represents interest incurred but not capitalized on our long-term debt and other borrowings. In the three and nine months ended September 30, 2015, compared to September 30, 2014, the change from net interest expense to net interest income was due to increased capitalization of interest as a result of higher levels of qualified assets as well as cash on deposit generating interest income.

Other Expense, Net
Other expense, net for three months ended September 30, 2015 and 2014 was $2.4 million and $3.2 million, respectively. For the nine months ended September 30, 2015 and 2014, other expense was $11.6 million and $10.6 million, respectively. The majority of the expense for both periods relate to accruals for contingent consideration. Other expense also generally consists of mothball community expense, pre-acquisition costs on unpursued land projects, captive insurance claims costs and financing fees on our Revolving Credit Facility.

Loss on Extinguishment of Debt
On May 1, 2015 we redeemed the entire outstanding aggregate principal amount of our 2020 Senior Notes at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. The redemption was made using cash on hand together with the proceeds from the issuance of our $350 million 2023 Senior Notes, which was completed on April 16, 2015. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million for the nine months ended September 30, 2015 which included the redemption premium and the write off of net unamortized deferred financing fees. We did not incur any losses on extinguishment of debt for the three and nine months ended September 30, 2014.

Gain on Foreign Currency Forward
In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in foreign currency forward in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

Income Tax Provision
The effective income tax rate from continuing operations for both the three and nine months ended September 30, 2015 reflect certain benefits for domestic production activities.  The nine months ended September 30, 2014 benefited from certain items related to a release of a portion of the valuation allowance on deferred tax assets and the U.S. repatriation of foreign funds.

Liquidity and Capital Resources
We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility;

•	Our various series of Senior Notes;

•	Project-level financing (including non-recourse loans);

•	Mortgage warehouse facilities; and

•	Performance, payment and completion surety bonds and letters of credit.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations;

•	Borrowings under our Revolving Credit Facility; and

•	Additional offerings of senior notes, if needed.

Our principal uses of capital in the three and nine months ended September 30, 2015 and 2014 were land purchases, lot development, home construction, operating expenses, debt service payments, income taxes, investments in joint ventures, the payment of various liabilities and the acquisition of JEH Homes and three divisions of Orleans Homes. Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant capital expenditures for land acquisitions, plats, vertical and horizontal development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant operating cash outflows prior to recognition of earnings.

Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash and cash equivalents to take advantage of land opportunities. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the debt market on an opportunistic basis.

Cash and Cash Equivalents
As of September 30, 2015, cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. In addition, at September 30, 2015, our aggregate total cash on hand and availability under credit facilities was approximately $395.3 million. We consider all highly liquid investments with original maturities of 90 days or less, such as certificates of deposit, money market funds, and commercial paper, to be cash equivalents. Cash accounts are insured up to $250,000 in the United States by the Federal Deposit Insurance Corporation.

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of September 30, 2015.

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

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”). The 2021 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

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

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 Senior Notes. The 2023 Senior Notes and the guarantees are senior unsecured obligations. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 Senior Notes. The change of control provisions in the indenture governing the 2023 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2023 Senior Notes.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2024 Senior Notes.

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

Revolving Credit Facility
On April 24, 2015, we entered into Amendment No. 3 to the Revolving Credit Facility. Among other things, this amendment increased the amount available under the Revolving Credit Facility to $500.0 million, extended the maturity of the Revolving Credit Facility to April 12, 2019 and reduced certain margins payable thereunder. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021 Senior Notes.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.4 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to TMC, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. Our debt to total capitalization ratio at September 30, 2015 was 0.44 to 1.00. At September 30, 2015, the Borrower’s tangible net worth, as defined in the Revolving Credit Facility, was $1.9 billion.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Company Loan Facilities
The following table summarizes the terms of our TMHF warehouse facilities:

	As of September 30, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$25,451	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	—	50,000	LIBOR + 2.75%	November 17, 2015 (3)	Mortgage Loans
J.P. Morgan	48,677	100,000	(2)	September 26, 2016	Pledged Cash
Total	$74,128	$205,000

(1)
The mortgage borrowings outstanding as of September 30, 2015 and December 31, 2014, are collateralized by $104.1 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $1.3 million and $1.3 million, respectively, of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

(2)
As of December 31, 2014 and through the date of expiration of September 28, 2015, interest under the J.P. Morgan agreement ranged from 2.375% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever was greater). The agreement was renewed in September 2015 setting the interest rate at 2.375% plus 30-day LIBOR.

(3)
We are currently working to renew the Comerica facility. This facility has been in place for a number of years and the renewal process has been proceeding in a manner similar to that in previous years.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2015 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2015 and December 31, 2014. We impute interest for loans with no stated interest rates. The weighted average interest rate on $110.9 million of the loans as of September 30, 2015 was 5.4% per annum, and $34.7 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

In the course of land development and acquisition, we have issued letters of credit under our Revolving Credit Facility to various land sellers and municipalities in the amounts below as of the dates indicated:

	As of
	September 30, 2015		December 31, 2014
(In thousands)	Available	Issued	Available	Issued
Revolving Credit Facility–Letters of Credit	$200,000	$32,960	$200,000	$35,071

Operating Cash Flow Activities
Our net cash used in operating activities was $271.7 million for the nine months ended September 30, 2015 compared to $371.0 million for the nine months ended September 30, 2014. The primary drivers of the change year over year include a smaller decrease in real estate inventory and land deposits, and a decrease in mortgage loans held for sale. Also, contributing to the change was the $33.3 million loss on extinguishment of debt which was offset by an approximately $30.0 million gain on a foreign currency forward and a decrease in investments of capital into unconsolidated entities year over year.

Investing Cash Flow Activities
Net cash provided by investing activities was $59.7 million for the nine months ended September 30, 2015, as compared to cash used in investing activities of $71.2 million for the nine months ended September 30, 2014. The increase in cash provided by investing activities was primarily the result of our Monarch disposition in the first quarter of 2015, and cash received from a foreign currency forward. This increase was partially offset by the acquisitions of JEH and three divisions of Orleans Homes.

Financing Cash Flow Activities
Net cash used in financing activities was $71.4 million for the nine months ended September 30, 2015, compared to $341.8 million of net cash provided by financing activities for the nine months ended September 30, 2014. The change in net cash from financing activities year over year was primarily attributable to an increase in net repayments on our lines of credit related to mortgage borrowings and the redemption of the 2020 Senior Notes, partially offset by increased net borrowings on our Revolving Credit Facility.

Commercial Commitments and Off-Balance Sheet Arrangements
The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(In thousands)	September 30, 2015	December 31, 2014
Letters of credit	$32,960	$35,071
Surety bonds	$331,692	$280,559
Total outstanding letters of credit and surety bonds	$364,652	$315,630

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

For the nine months ended September 30, 2015, total net capital contributed to unconsolidated joint ventures was $23.4 million.

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of September 30, 2015, we had outstanding land purchase and lot option contracts of $798.1 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

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

Inflation
We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and construction material costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three or nine months ended September 30, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2015, approximately 82.1% of our debt was fixed rate and 17.9% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of September 30, 2015, we had $230.0 million outstanding borrowings under our Revolving Credit Facility. We had $237.0 million of additional availability for borrowings and $167.0 million of additional availability for letters of credit (giving effect to $33.0 million of letters of credit outstanding as of such date). Our fixed rate debt is subject to a requirement that we offer to purchase the 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not be expected to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2015. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within 20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2015	2016	2017	2018	2019	Thereafter	Total
Fixed Rate Debt	$31.4	$55.7	$25.9	$14.4	$11.5	$1,256.7	$1,395.6	$1,377.5
Average interest rate(1)	4.1%	4.1%	4.1%	4.1%	4.1%	5.5%	5.4%
Variable Rate Debt(2)	$304.1	$—	$—	$—	$—	$—	$304.1	$304.1
Average interest rate	2.3%	—	—	—	—	—	2.3%

(1)	Represents the coupon rate of interest on the full principal amount of the debt.

(2)
Based upon the amount of variable rate debt at September 30, 2015, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.0 million per year.

Currency Exchange Risk
In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in foreign currency forward in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES
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
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	November 4, 2015
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
 *    Filed herewith