Form 10-K
period 2015-12-31
Taylor Morrison Home Corp
filed 2016-02-25
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2015 was $673,007,883, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 25, 2016:

Class	Outstanding
Class A Common Stock, $0.00001 par value	31,886,661
Class B Common Stock, $0.00001 par value	89,106,748
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

i

Available Information

Information about our company and communities is provided on our Internet websites at www.taylormorrison.com and www.darlinghomes.com (collectively, the “Taylor Morrison website”). The information contained on the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Ethics and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “Corporate Governance.” To the extent required by the SEC's rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct and Ethics (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

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

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

PART I

ITEM 1. BUSINESS

General Overview

We are one of the largest public homebuilders in the United States. We are also a real estate developer, with a portfolio of lifestyle and master-planned communities. We provide a diverse assortment of homes across a wide range of price points in order to appeal to a broad spectrum of customers. Our primary focus is on move-up buyers in traditionally high growth markets, where we design, build and sell single-family detached and attached homes. We operate under the Taylor Morrison and Darling Homes brand names. We also provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”) and title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”). Our business is organized into 15 operating divisions aggregated into three reportable homebuilding segments, East, Central, and West, and our Mortgage Operations segment, which includes the activities of TMHF and Inspired Title.

Our long-term strategy is built on four pillars:

•	pursuing core locations;

•	building distinctive communities;

•	maintaining a cost-efficient culture; and

•	appropriately balancing price with pace in the sale of our homes.

We are committed to building authentic homes and engaging communities that inspire, delight and enhance the lives of our customers. Delivering on this commitment involves thoughtful design and analysis to accommodate the needs of our customers and the surrounding community. The Taylor Morrison difference begins with providing our customers with a home that is both conducive to their lifestyle and that is built to last.  We take pride in our quality construction, superior design and customer service.  Our dedication to customer service defines our customer experience and acknowledges homeowners’ suggestions to build style, quality and sustainability into every home we build.  Our commitment to quality prioritizes the long-term satisfaction of our homeowners.  Our communities are typically built in locations in close proximity to schools and shopping, often have many amenities and public gathering areas, with a focus on delivering superior lifestyles to customers and their families.  In recognition of our commitment to home buyers, we were awarded America’s Most Trusted Home BuilderTM by Lifestory Research in 2015, a study which is based on the reviews of more than 35,000 consumers. We are also ranked the second highest in the active adult resort home builder brands according to Lifestory Research America’s Most Trusted™ 2016 Active Adult Home Builder Brand Study which was based on almost 11,000 consumers.

During the year ended December 31, 2015 our operations were located in eight states and generated home closings revenue of $2.9 billion and adjusted home closings gross margin of 21.3%. We increased home closings by 11.9% to 6,311 homes compared to the prior year. We grew our average community count by 25.7% to 259 for 2015 with $1.4 billion in sales order backlog at December 31, 2015. We believe we benefit from a well-located land portfolio, primarily in homebuilding markets that have been leading the housing recovery. At December 31, 2015, we owned or controlled over 43,000 lots.

We are well positioned in our markets with a top-10 market share (based on 2015 home closings as reported by Metrostudy) in 14 of our 19 metropolitan markets. At December 31, 2015, we were operating in the following metropolitan areas:

East	Central	West
• Fort Myers, Florida	• Austin, Texas	• Phoenix, Arizona
• Naples, Florida	• Dallas, Texas	• Sacramento, California
• Orlando, Florida	• Houston, Texas	• San Francisco Bay Area, California
• Sarasota, Florida		• San Jose, California
• Tampa Bay, Florida		• Orange County, California
• Atlanta, Georgia		• San Diego, California
• Charlotte, North Carolina		• Denver, Colorado
• Raleigh, North Carolina		• Chicago, Illinois

2015 Highlights and Recent Developments

•
On January 28, 2015, we closed on the sale of Monarch Corporation, our former Canadian operating segment (“Monarch”). We used a foreign currency forward to hedge our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business, which resulted in a final settlement gain of $30.0 million on January 30, 2015. As a result of the sale, we have exited the Canadian market and high-rise product development.

•
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”) and in turn, used such proceeds to redeem our 7.75% Senior Notes due 2020 (the “2020 Senior Notes”).

•	On April 24, 2015, we amended our Revolving Credit Facility, increasing borrowing capacity to $500.0 million and extended the maturity to April 2019.

•
On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $63.2 million, excluding contingent consideration. The acquisition of JEH and the entry into the Atlanta market allows us to further strengthen our product offerings to entry-level buyers as the average price point for homes is in the low-to-mid $200 thousands.

•
On May 22, 2015, we announced our joint venture investment in Pacifica San Juan in San Juan Capistrano, California. This community began development in the early 2000s under a former owner who built only approximately 25% of the over 400 planned homes prior to the homebuilding downturn in 2008.

•
In the second quarter we launched our wholly-owned title services company, Inspired Title, which currently provides title insurance and closing settlement services to homebuyers in our Florida and Texas markets. We expect to make Inspired Title’s services available to customers in other markets in which we operate in the course of 2016.

•
On July 21, 2015, we acquired three divisions of Orleans Homes for a purchase price of approximately $167.3 million. Collectively, these divisions yielded approximately 2,100 lots in new markets within Charlotte, Chicago and Raleigh, further expanding our geographic footprint.

•
On November 10, 2015, we announced the grand opening of our joint venture project, Sea Summit at Marblehead in San Clemente, California. This coastal project offers over 300 luxury single-family homes ranging in price from the low $1 millions to the mid $2 millions, a planned resort inspired clubhouse and 116 acres of nature preserves.

•
In the fourth quarter of 2015, we realigned our homebuilding reporting segments into the East, Central and West regions. The change in our segments is as a result of our geographic expansion, recent acquisitions and re-alignment of our leadership group.

•	During the year ended December 31, 2015 we repurchased 934,434 shares of Class A Common Stock for approximately $15.0 million. During the year ended December 31, 2014 there was no repurchase activity.

•
On January 8, 2016, we acquired Acadia Homes in Atlanta for approximately $85 million. This acquisition which yields approximately 1,100 additional lots with deliveries of homes at price points in the low $400 thousands, allows us to further diversify our product offerings in the Atlanta market.

Business Strategy

We execute our strategy by opportunistically acquiring prime land assets in core locations, focusing on the preferences of our buyers, building distinctive communities, constantly evaluating and analyzing overhead efficiency and optimizing profit by managing volume. We constantly assess our capital allocation strategy to drive long-term shareholder return. We also take advantage of opportunities to partner in joint ventures as they arise in order to secure desirable land, share risk and maximize returns.

We believe our extensive land position and pipeline, located in highly desirable submarkets, have positioned us for strategic growth and increased profitability in an improving housing market. We execute this strategy by:

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

Homebuilding Operations

Homebuilding Overview

We focus on developing “lifestyle” communities in core locations, which have many distinguishing attributes, including proximity to job centers, strong school systems and a variety of local amenities in well-regarded submarkets. We offer a range of award-winning and innovative designs, through our single-family detached and attached product lines. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. Although the majority of the communities we build primarily attract move-up buyers, our portfolio also includes quality entry-level, luxury and 55 or better products. We serve all generational groups through our products and focus on the needs of homebuyers. During 2015, the allocation of sales in our portfolio, based on price point, was 22% entry-level, 47% first move up, 18% second move-up, 12% 55 or better and 1% urban infill.

We strive to maintain product and price level differentiation through market and customer research. We target a balance of regional market portfolios across a variety of demographics. Our ability to build at multiple price points enables us to respond to changing consumer preferences and address shifts in affordability. We also use key indicators of market specific supply and demand characteristics to determine an optimal matching of consumer groups and specific land position.

We generally operate as community developers. Community development includes the acquisition and development of communities, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. In some communities we operate solely as merchant builders, in which case, we acquire fully planned and entitled lots and may construct on-site improvements but normally do not construct significant off-site utility or infrastructure improvements.

We develop a wide range of communities, which may include golf courses as well as amenity rich community centers. We also have investments in, and are participants in, a number of joint ventures to develop land and master-planned communities.

We develop a number of home designs with features such as single-story, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to varied design needs. We have integrated these designs and features in many of our homes and communities. We engage unaffiliated architectural firms and internal architectural resources to develop new designs and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We possess a strong library of single-family detached and attached floor plans that can be utilized throughout our markets.

The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the sale, construction, and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate, and whether we purchased the property as raw land or as developed lots.

A summary of our homebuilding activity by homebuilding reporting segment as of and for the year ended December 31, 2015 is as follows:

(Dollars in thousands)

	Homes Closed	Average Selling Price of Closed Homes	Homes Sold	Average Active Selling Communities	Homes in Backlog	$ Value of Backlog
East	2,065	$392	2,124	91	875	$358,978
Central	2,140	$463	2,018	98	1,030	$519,251
West	2,106	$517	2,539	70	1,027	$514,744
Total	6,311	$458	6,681	259	2,932	$1,392,973

For financial information about our segments, see Note 19 — Operating and Reporting Segments to our consolidated financial statements for the year ended December 31, 2015.

Land Acquisition Policies and Development

Locating and acquiring suitable land positions is a core part of our strategy as a developer and homebuilder. In order to maximize our expected risk-adjusted return, the allocation of capital for land investment is performed at the corporate level with a disciplined approach to overall portfolio management. Our investment committee meets on a regular basis and currently consists of five senior executives. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Major development strategy decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team. Our existing land portfolio as of December 31, 2015 and 2014 is detailed below:

	Owned Lots December 31, 2015					Controlled Lots December 31, 2015
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Raw	Partially Developed	Finished	Total	Total Owned and Controlled
East	3,185	5,938	4,150	1,757	15,030	417	3,365	143	3,925	18,955
Central	3,465	974	3,526	—	7,965	3,652	1,069	712	5,433	13,398
West	1,650	1,992	4,618	1,348	9,608	1,219	99	93	1,411	11,019
Total	8,300	8,904	12,294	3,105	32,603	5,288	4,533	948	10,769	43,372

	Owned Lots December 31, 2014					Controlled Lots December 31, 2014
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Raw	Partially Developed	Finished	Total	Total Owned and Controlled
East	3,117	4,859	2,559	1,952	12,487	2,889	—	3	2,892	15,379
Central	3,973	1,253	2,661	—	7,887	2,619	1,510	602	4,731	12,618
West	2,735	2,568	3,507	1,612	10,422	246	122	67	435	10,857
Total	9,825	8,680	8,727	3,564	30,796	5,754	1,632	672	8,058	38,854

In the land purchasing and joint venture configuration process, specific projects of interest are typically identified by the local divisional team, including proposed ownership structure, environmental concerns, anticipated product segmentation, competitive environment and financial returns, and they are presented to our investment committee. Other larger company or portfolio opportunities will often be sourced centrally and managed at the corporate level. We also determine whether further spending on currently owned and controlled land is a well-timed and appropriate use of capital. Our investment strategy emphasizes expected profitability to reflect the risk and timing of returns, and the level of sales volume in new and existing markets.

Lot Development Status

(Dollars in thousands)	As of December 31, 2015		As of December 31, 2014
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw land	8,300	$378,081	9,825	$464,882
Partially developed	8,904	645,276	8,680	654,759
Finished lots	12,294	1,305,697	8,727	787,033
Long-term strategic assets	3,105	12,165	3,564	27,993
Total	32,603	$2,341,219	30,796	$1,934,667

Raw land represents property that has not been developed and remains in its natural state. Partially developed represents land where the grading and horizontal development process has begun. Finished lots represent those lots where the horizontal development is complete and are ready for the vertical development. Long-term strategic assets are those lots where we are currently not performing any development.

At December 31, 2015, the allocation of lots held in our land portfolio, by year acquired, is as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2015	As of December 31, 2014
Acquired in 2015	22%	—
Acquired in 2014	13%	16%
Acquired in 2013	17%	22%
Acquired in 2012 and earlier	48%	62%
Total	100%	100%

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes.

The following is a summary of our homes in inventory by homebuilding reporting segment as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015				As of December 31, 2014
	Homes in Backlog	Models	Inventory to be Sold	Total	Homes in Backlog	Models	Inventory to be Sold	Total
East	875	157	430	1,462	557	111	270	938
Central	1,030	119	417	1,566	1,152	88	302	1,542
West	1,027	162	470	1,659	543	119	464	1,126
Total	2,932	438	1,317	4,687	2,252	318	1,036	3,606

We expect that during 2016 we will deliver substantially all homes in backlog at December 31, 2015.

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

Each community has employees that perform superintendent, sales and customer service functions, in conjunction with a local management team to manage the general project.

The construction time for our homes varies from project to project depending on geographic region, the time of year, the size and complexity of the homes, the governmental approval processes, local labor availability, availability of materials and supplies, and other factors. We typically complete the construction of a typical home in approximately six months.

Procurement and Construction

We have a comprehensive procurement program that leverages our size and national presence to achieve efficiencies and cost savings. Our procurement objective is to maximize efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements.

The regional and national programs currently involve over 40 vendors and includes highly reputable and well-established companies who supply us with lumber, appliances, HVAC systems, insulation, roofing, paint and lighting, among other materials. Through these relationships, we are able to realize savings on the costs of essential materials. Contracts are typically structured to include a blend of attractive upfront pricing and rebates and, in some cases, advantageous retroactive pricing in instances of contract renewals. The program arrangements are typically not designed to be completely exclusive in nature; for example, in many instances, divisions may choose to use local or alternate suppliers if they find cost savings or superior products by doing so. However, our divisions have historically made use of our national procurement contracts, largely as a result of the advantageous pricing available under such contracts. In addition to cost advantages, these arrangements also help minimize the risk of construction delays during supply shortages, as we are often able to leverage our size to obtain our full allocation of required materials.

Trades and Labor

Our construction, land and purchasing managers coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices is a challenge in some markets as the supply chain responds to uneven industry growth and other economic factors that affect the number of people in the workforce.

Sources and Availability of Raw Materials

Based on local market practices, we either directly, or indirectly through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home. While these materials are generally widely available from a variety of sources, from time to time we experience material shortages on a localized basis which can substantially increase the price for such materials and our construction process can be slowed. We generally have multiple sources for the materials we purchase and have not experienced significant delays due to unavailability of necessary materials.

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

The central element of our marketing platform is our web presence at www.taylormorrison.com and www.darlinghomes.com (none of the information on or accessible through these websites is a part of this Annual Report). The main purpose of these websites is to direct potential customers to one of our sales teams. The websites also offer the ability of customers to evaluate floor plans, elevations, square footage, community amenities and geographic location. Customers are also able to use the websites to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” The websites are fully integrated with our customer relationship management (“CRM”) system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We have significant web search optimization on our sites, including specific key words, meta data and tags on the site to help crawlers from search engines to find content.

In addition to our website, we selectively utilize print, radio and television for advertising purposes, including directional marketing, newspapers and billboards. We also directly notify local real estate agents and firms of any new community openings in order to use the existing real estate agent/broker channels in each market. Pricing for our homes is evaluated weekly based on an analysis of market conditions, competitive environment and supply and demand characteristics.

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

Generally, our homes are sold by our commissioned employees who work from sales offices located within our model homes. We also employ a team of Internet sales associates who offer assistance to potential buyers viewing our homes over the Internet. Our goal is to ensure our sales force has extensive knowledge of our homes, including our energy efficient features, sales strategies, mortgage options and community dynamics. To achieve this goal, we have on-going training for our sales associates and conduct regular meetings to keep them abreast of the latest promotions, options and sales techniques and discuss geographic competition. Our sales associates are licensed real estate agents where required by law and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our businesses, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types and amount of incentives depends largely on existing economic and local competitive market conditions.

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

Competition

The homebuilding business is highly competitive and fragmented. We compete with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than us. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of location, design, quality, service, price and reputation.

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

Mortgage Operations

TMHF provides a number of mortgage-related services to our customers through our mortgage lending operations. The strategic purpose of TMHF is:

•	to utilize mortgage finance as a sales tool in the purchase process to ensure a consistent customer experience and assist in maintaining production efficiency; and

•	to control and analyze our backlog quality and to better manage projected closing and delivery dates for our customers.

TMHF operates as an independent mortgage banker and conducts its business as a Federal Housing Authority (“FHA”) Full Eagle lender. TMHF funds mortgage loans utilizing warehouse credit line facilities. Revenue is earned through origination and processing fees combined with service release premiums earned in the secondary market once the loans are sold to investors. Typically, loans are sold and servicing is released within 20-30 business days.

TMHF competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions. TMHF utilizes a multi-investor correspondent platform which gives us increased flexibility when placing loans to meet our customers’ needs. TMHF has continued to expand and strengthen our corespondent relationships. This has created stability and consistency in our origination process and delivery.

Inspired Title serves as a title insurance agent and currently provides title insurance and closing settlement services to our homebuyers in our Texas and Florida markets. Inspired Title competes against other title insurers and escrow agents that provide similar services.

Seasonality

Our business is seasonal. We have historically experienced, and expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Our results therefore may fluctuate significantly on a quarterly basis and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

•	the timing of the introduction and start of construction of new projects;

•	the timing of community sales;

•	the timing of closings of homes, lots and parcels;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in the areas in which we operate;

•	mix of homes closed;

•	construction timetables;

•	the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes;

•	the cost and availability of materials and labor; and

•	weather conditions in the markets in which we build.

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	Three Months Ended,				Three Months Ended
	2015				2014
	March 31 (1)	June 30 (1)	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	25.9%	28.1%	24.5%	21.5%	26.4%	26.8%	24.2%	22.6%
Homes closed	16.8%	23.5%	26.9%	32.8%	18.7%	22.8%	23.6%	34.9%
Home closings revenue	17.1%	23.6%	27.0%	32.3%	17.4%	22.2%	23.5%	36.9%
Net income from continuing operations	23.5%	11.7%	26.8%	38.0%	16.4%	20.1%	21.9%	41.6%
(1) Net income from continuing operations for the three months ended March 31, 2015 and June 30, 2015 was impacted by factors other than seasonality. The gain on the foreign currency forward related to the sale of our Canadian operations during the first quarter of 2015 benefited earnings, while the loss on extinguishment of debt in the second quarter of 2015 reduced earnings.

IPO and Summary of Reorganization Transactions

Our Structure

On April 12, 2013 we completed our initial public offering (“IPO”) of 32,857,800 shares of our Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), on the New York Stock Exchange (“NYSE”). With an initial price to the public of $22.00 per share, it was the largest homebuilding IPO in the history of the NYSE. As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) through the formation of TMM Holdings II Limited Partnership, a Cayman Islands limited partnership (“New TMM”). TMM Holdings is a British Columbia limited partnership that acquired our operations in July 2011 and is currently the holding company for all of our operations. It was formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”).

In addition to our Class A Common Stock, we have outstanding shares of Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”). Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of the amended and restated Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely. Such amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.

For each share of TMHC Class A Common Stock outstanding, TMHC holds one limited partnership interest in New TMM (each, a “New TMM Unit”). The Principal Equityholders (through holding vehicles) hold New TMM Units and one corresponding share of Class B Common Stock for each New TMM Unit they hold. As a result, the Class A Common Stock and Class B Common Stock percentages at December 31, 2015 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	32,224,421	26.6%
Class B Common Stock	89,108,569	73.4%
Total	121,332,990	100.0%

The Class A Common Stock is held by the public. The Class B Common Stock is substantially beneficially owned by the Principal Equityholders, so together, they have voting power over more than a majority of our outstanding voting stock. See Item 1A - Risk Factors — "The Principal Equityholders have substantial influence over our business, and their interests may differ from our interests or those of our other stockholders."

Regulation, Environmental, Health and Safety Matters

Regulatory

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation requiring the dedication of land as open space. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. The impact of these laws has been to increase our overall costs, and may delay the opening of communities or cause us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals are obtained. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water, power, drainage or sewage facilities or inadequate road capacity.

In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market sales prices. The impact on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.

TMHF is subject to various state and federal statutes, rules and regulations, including those that relate to licensing, lending operations and other areas of mortgage origination and financing. The impact of those statutes, rules and regulations can increase our homebuyers’ cost of financing, increase our cost of doing business, as well as restrict our homebuyers’ access to some types of loans. Certain requirements provided for by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") have not yet been finalized or fully implemented. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. The title and settlement services provided by Inspired Title are subject to various regulations, including regulation by state banking and insurance regulators.

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

Information Technology

We have a centralized information technology organization with its core team located at our corporate headquarters in Scottsdale, augmented with field support technicians in key locations across the U.S. Our approach to information technology is to continuously simplify our information technology platform and consolidate and standardize applications. We believe a common application platform enables the sharing of ideas and rapid implementation of process improvements and best practices across the entire company. Our back-office operations use a fully integrated, industry recognized enterprise resource planning package. Marketing and field sales utilize a leading CRM solution that tracks leads and prospects from all sources and manages the customer communication process from lead creation through the buying process and beyond the post-warranty period. Field operations teams collaborate with our supply chain managment to schedule and manage development and construction projects with a set of standard and widely used homebuilding industry solutions.

Intellectual Property

We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on our recognized homebuilding heritage while emphasizing a customer-centric focus.

Employees, Subcontractors and Consultants

As of December 31, 2015, we employed approximately1,600 full-time equivalent persons. Of these, approximately1,400 were engaged in corporate and homebuilding operations, and the remaining approximately 200 were engaged in mortgage and title services. As of December 31, 2015, we were not subject to collective bargaining agreements. We consider our employee relations to be good.

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
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability and cost of financing for homebuyers;

•	employment levels, job and personal income growth and household debt-to-income levels;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;

•	U.S. and global financial system and credit markets, including stock market and credit market volatility;

•	private and federal mortgage financing programs and federal and state regulation of lending practices;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•	housing demand from population growth and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);

•	demand from foreign buyers for our homes, which may fluctuate according to economic circumstances in foreign markets;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;

•	real estate taxes;

•	energy prices; and

•	the supply of developable land in our markets and in the United States generally.
Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. During the most recent economic downturn, unfavorable changes in many of the above factors negatively affected all of the markets we serve. Economic conditions in all our markets continue to be characterized by levels of uncertainty, which has impacted business or consumer confidence in those markets. For example, fluctuations in oil and gas prices have created economic uncertainty, particularly in regions of Texas, such as the greater Houston area, where we have significant operations. Any deterioration in economic conditions or continuation of uncertain economic conditions would have a material adverse effect on our business.
Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts and fires), and other environmental conditions may delay the delivery of our homes, increase our costs or impact demand for our homes. Furthermore, civil unrest or acts of terrorism, other acts of violence, threats to national security or a public health issue such as a major epidemic or pandemic in the United States or internationally may also have a negative effect on our business.
These adverse changes in economic and other conditions can cause demand and prices for our homes to diminish or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many customers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our customers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

The recent improvement in housing market conditions follows a significant downturn, and the likelihood of a full recovery is uncertain in the current state of the economy. A slowdown or severe downturn in the housing market could have additional adverse effects on our operating results and financial condition.
During periods of industry downturn, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, we may experience a material reduction in revenues and margins. For example, in connection with the most recent downturn in the U.S. housing market, we incurred substantial losses, after impairments, in our U.S. operations during 2008 and 2009.

Although the U.S. housing market continues to recover, we cannot predict the overall trajectory of the market. Some housing markets and submarkets have been stronger than others. We expect that such unevenness will continue, whether or not the present housing recovery progresses and prevailing conditions in various housing markets and submarkets will continue to fluctuate. These fluctuations may be significant and unfavorable. In addition, while some of the many negative factors that contributed to the housing downturn may have moderated, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions in 2016 and beyond.
In addition, as a result of the recent disposition of our Canadian business, we are more exposed to economic conditions in the United States and are, therefore, less diversified than we were prior to the disposition. Consequently, our results of operations may be more volatile in the future than they have been historically.
Though we have taken steps to alleviate the impact of these conditions on our business, given the volatility in the homebuilding industry and global economic uncertainty, there can be no guarantee that steps taken by us will continue to be effective, and to the extent the current economic environment does not improve or any improvement takes place over an extended period of time, our business, financial condition and results of operations may be adversely affected.
If homebuyers are not able to obtain suitable financing, our results of operations may decline.
A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit remains constrained, due to various regulatory changes and lower risk appetite by lenders, with many lenders requiring increased levels of financial qualification, including lenders adhering to the recently enacted “Qualified Mortgage” requirements under the Dodd-Frank Act and ability to repay standard, and lending lower multiples of income. Investors and first-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers, as well as our ability to fully realize our backlog, because our sales contracts generally include a financing contingency, which permits the customer to cancel its obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract.
The liquidity provided by government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, the FHA and Veterans Administration, to the mortgage industry has been very important to the housing market. If Fannie Mae and Freddie Mac were dissolved, or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.
The FHA insures mortgage loans generally have lower down payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for financing the sale of our homes. In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Further restrictions are expected on FHA-insured loans, including limitations on seller-paid closing costs and concessions. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes in the United States. In addition, changes in federal regulatory and fiscal policies relating to currently available benefits for homeowners (including a repeal of the currently available home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability to purchase homes.
In each of our markets, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt. Even if potential homebuyers do not themselves need mortgage financing, where potential homebuyers must sell their existing homes in order to buy a new home, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could prevent the buyers of our potential homebuyers’ existing homes from obtaining a mortgage, which would result in our potential customers’ inability to buy a new home. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

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
We require a qualified labor force to develop our communities and build our homes. Access to qualified labor may be affected by circumstances beyond our control, including:

•	work stoppages resulting from labor disputes;

•	shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;

•	changes in laws relating to union organizing activity;

•	changes in immigration laws and trends in labor force migration; and

•	increases in subcontractor and professional services costs.
Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our communities and building homes. For example, the homebuilding industry has recently been experiencing labor shortages and increased labor costs, including in several locations in which we operate, which has resulted in longer delivery times. We may not be able to recover increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.
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
If our performance record or our providers’ requirements or policies change, if we cannot obtain the necessary renewals or amendments from our lenders, or if the market’s capacity to provide performance, payment and completion or warranty/maintenance bonds or letters of credit is not sufficient for any unexpected growth, we could be unable to obtain additional performance, payment and completion and warranty/maintenance surety bonds or letters of credit from other sources when required, which could have a material adverse effect on our business, financial condition and results of operations.
Higher cancellation rates of existing agreements of sale may have an adverse effect on our business.
Our backlog reflects sales contracts with our homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required prior to the closing date. In some situations, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit.
If prices for new homes decline, if competitors increase their use of sales incentives, if interest rates increase, if the availability of mortgage financing diminishes, if current homeowners find it difficult to sell their current homes or if there is a downturn in local or regional economies or in the national economy, U.S. homebuyers may terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages.

In cases of cancellation, we remarket the home and usually retain any deposits we are permitted to retain. Nevertheless, the deposits may not cover the additional costs involved in remarketing the home, replacing or modifying installed options, reducing the sales price or increasing incentives on the completed home for greater marketability and carrying higher inventory. Further, depending on the stage of cancellation, a contract that is cancelled at the end of a phase may cause additional construction costs, roadway repairs or added nuisances to existing homeowners for the out of sequence construction or modification of the one home. Significant numbers of cancellations could adversely affect our business, financial condition and results of operations.
The homebuilding and mortgage and title services industries are highly competitive and, if our competitors are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing, affiliated or in-house services, raw materials, skilled management, volume discounts, local REALTOR® and labor resources. We also compete with the resale, or “previously owned,” home market. Additionally, some of our competitors have longstanding relationships with subcontractors and suppliers in markets in which we operate and others may have significantly greater financial resources or lower costs than us. Competitive conditions in the homebuilding industry could make it difficult for us to acquire suitable land at acceptable prices, cause us to increase selling incentives and/or reduce or discount prices and/or result in an oversupply of homes for sale. These factors have adversely affected demand for our homes and our results of our operations in the past and could do so again in the future.
Additionally, our mortgage and title services businesses compete with other mortgage lenders and title companies, including national, regional and local mortgage banks and other financial institutions, some of which may be subject to fewer government regulations or, in the case of mortgage lenders, have greater access to capital or different lending criteria may be able to offer more attractive financing to potential customers.
If we are unable to compete effectively in our homebuilding and mortgage and title services markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected.
Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us.
In the United States, the unemployment rate was 4.9% as of January 2016, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 62.7% in January 2016, potentially reflecting an increased number of “discouraged workers” who have left the labor force. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.
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
Inflation can adversely affect us by increasing costs of land, materials and labor. In the event of an increase in inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any such increase difficult or impossible. In addition, inflation is often accompanied by higher interest rates, which historically has had a negative impact on housing demand, as well as increasing the interest rates we may need to accept to obtain external financing. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. Moreover, the cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.
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
Furthermore, declining oil and gas prices may increase the risk of significant deflation and its adverse impact on our business or financial results, as the economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices continue to be volatile or significantly change, the economies of certain of our markets, particularly in regions of Texas where we have significant operations, may be negatively impacted, which may adversely impact the financial position, results of operations and cash flows of our business. In addition, pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs, resulting in a negative impact to our financial position, results of operations and cash flows of our business.
Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.
Our quarterly operating results generally fluctuate by season as a result of a variety of factors such as:

•	timing of home deliveries and land sales;

•	the changing composition and mix of our asset portfolio; and

•	weather-related issues.
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
In some cases, we may not be able to recapture increased costs by raising prices. In addition, deliveries may be staggered over different periods of the year and may be concentrated in particular quarters. Our quarterly operating results may fluctuate because of these factors. See Item 1 - Business - Seasonality.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant.
As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. There can be no assurance that any developments we undertake will be free from defects once completed. Construction defects may occur on projects and developments and may arise a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities.
As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.
In California we operate under an Owner Controlled Insurance Plan (“OCIP”) for general liability exposures of most subcontractors (excluding consultants), as a result of the inability of subcontractors to procure acceptable insurance coverage to meet our requirements. Under the OCIP, subcontractors are effectively insured by us. We have assigned risk retentions and bid deductions to our subcontractors based on their risk category. These deductions are used to fund future liabilities.
Unexpected expenditures attributable to defects or previously unknown sub-surface conditions arising on a development project may have a material adverse effect on our business, financial condition and operating results. In addition, severe or widespread incidents of defects giving rise to unexpected levels of expenditure, to the extent not covered by insurance or redress against subcontractors, may adversely affect our reputation, business, financial condition and operating results.
Our reliance on subcontractors can expose us to various liability risks.
We rely on subcontractors in order to perform the construction of our homes, and in many cases, to select and obtain raw materials. We are exposed to various risks as a result of our reliance on these subcontractors and their suppliers, including, as described above, the possibility of defects in our homes due to improper practices or materials used by such parties, which may require us to comply with our warranty obligations and/or bring a claim under an insurance policy. The subcontractors we rely on to perform the actual construction of our homes are also subject to a significant and evolving number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If these subcontractors who construct our homes fail to comply with all applicable laws, we can suffer reputational damage, and may be exposed to liability.
Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using subcontractors are deemed to be employers of the employees of such subcontractors under certain circumstances. Although subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of subcontractors as employees of homebuilders, homebuilders using subcontractors could be responsible for wage, hour and other employment-related liabilities of their subcontractors. In the event that a regulatory agency reclassified the employees of our subcontractors as our own employees, we could be responsible for wage, hour and other employment-related liabilities of our subcontractors.
Failure to manage land acquisitions, inventory and development and construction processes could result in significant cost overruns or errors in valuing sites.
We own and purchase a large number of sites each year and are therefore dependent on our ability to process a very large number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately. Errors by employees, failure to comply with regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, equipment failures, natural disasters or the failure of external systems, including those of our suppliers or counterparties, could result in operational losses that could adversely affect our business, financial condition and operating results and our relationships with our customers.
In addition, we incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes; constructing model homes; and promotional and marketing expenses to prepare for the opening of a new home community for sales. Moreover, local municipalities may impose development-related requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if our opening of new home communities for sales is delayed, we may incur additional costs, which would adversely affect our gross profit margins, and it will take a longer period of time for us to recover our costs, including those we incurred in acquiring and developing land.
In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. In addition, if we were required to record a significant inventory impairment, it could negatively affect our reported earnings per share and negatively impact the market perception of our business.
If land and lots are not available at competitive prices, our sales and results of operations could be adversely affected.
Our long-term profitability depends in large part on the price at which we are able to obtain suitable land and lots for the development of our communities. Increases in the price (or decreases in the availability) of suitable land and lots could adversely affect our profitability. Moreover, changes in the general availability of desirable land, geographical or topographical constraints, competition for available land and lots, limited availability of financing to acquire land and lots, zoning regulations that limit housing density, environmental requirements and other market conditions may hurt our ability to obtain land and lots for new communities at prices that will allow us to be profitable. If the supply of land and lots that are appropriate for development of our communities becomes more limited because of these factors, or for any other reason, the cost of land and lots could increase and the number of homes that we are able to build and sell could be reduced, which could adversely affect our results of operations and financial condition.
If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets, and there is often a significant lag time between when we acquire land for development and when we sell homes in our communities. This risk is exacerbated particularly with undeveloped and/or unentitled land.
There is an inherent risk that the value of the land owned by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under option or similar contracts may be put at risk, and depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax changes, and interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we sell and build houses. In addition, we may incur charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial.
Due to economic conditions in the United States in recent years, particularly during the downturn in 2008 and thereafter, the market value of our land and home inventory was negatively impacted prior to 2011. In 2011, the carrying value of all of our land was adjusted to its fair market value as of the date of our acquisition by the Principal Equityholders. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Although we recorded no inventory impairments from 2011 through 2015, if material write-downs and impairments in the value of our inventory are required, and if in the future we are required to sell land or homes at a loss, our results of operations and financial condition would be adversely affected.
Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding or other activities, which could have a negative impact on our results of operations.
The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the housing industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules, and regulations and their interpretations and application. Furthermore, we are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements.
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
In addition, there is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building homes and the sale price to our buyers, and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.
Governmental regulation affects not only construction activities but also sales activities, mortgage lending activities and other dealings with consumers. Further, government agencies routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.
Our mortgage operations are subject to risks associated with our ability to sell mortgages we originate and to claims on loans sold to third parties.
While we intend for the loans originated by TMHF, our mortgage operations business, to be sold on the secondary market, if TMHF is unable to sell loans into the secondary mortgage market or directly to large secondary market loan purchasers such as Fannie Mae and Freddie Mac, TMHF would bear the risk of being a long-term investor in these originated loans. Being required to hold loans on a long-term basis would subject us to credit risks associated with the borrowers to whom the loans are extended, would negatively affect our liquidity and could require us to use additional capital resources to finance the loans that TMHF is extending. In addition, although mortgage lenders under the mortgage warehouse facilities TMHF currently uses to finance our lending operations normally purchase our mortgages within approximately 20-30 days of origination, if such mortgage lenders default under these warehouse facilities TMHF would be required to fund the mortgages then in the pipeline. In such case, amounts available under our Revolving Credit Facility (as defined below) and cash from operations may not be sufficient to allow TMHF to provide financing required by our business during these times, and our ability to originate and sell mortgage loans at competitive prices could be limited, which could negatively affect our business. Further, an obligation to commit our own funds to long-term investments in mortgage loans could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.

Our mortgage operations may also be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. Accordingly, mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. If, due to higher costs, reduced liquidity, residential consumer loan putback demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, TMHF is unable to make loan products available to our homebuyers, our home sales and mortgage services results of operations may be adversely affected.
Our mortgage operations and title services businesses may be adversely affected by changes in governmental regulation.

Changes in governmental regulation with respect to mortgage lenders and title service providers could adversely affect the financial results of this portion of our business. Our mortgage operations are subject to numerous federal, state and local laws and regulations, including with respect to originating, processing, selling and servicing mortgage loans, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. In addition, our title insurance operations are also subject to applicable insurance and banking laws and regulations.

There have been numerous changes and proposed changes in regulations affecting the financial services industry as a result of the housing downturn. For example, in July 2010, the Dodd-Frank Act was enacted. Among other things, this legislation provides for minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. In January 2013, the Consumer Financial Protection Bureau proposed a number of new rules that became effective in January 2014, including but not limited to rules regarding the creation and definition of a “Qualified Mortgage,” rules for lender practices regarding assessing borrowers’ ability to repay, and limitations on certain fees and incentive arrangements. Most recently, in October 2015, the Consumer Financial Protection Bureau’s new Truth in Lending - Real Estate Settlement Procedures Act (TILA-RESPA) Integrated Disclosure Rule became effective. This rule implemented additional disclosure timeline requirements and fee tolerances. The effects of these rules could affect the availability and cost of mortgage credit, negatively impact closing timelines and adversely affect the costs and financial results of financial services and homebuilding companies. Other requirements provided for by the Dodd-Frank Act have not yet been finalized or implemented. The effect of such provisions on our mortgage operations and title services businesses will depend on the rules that are ultimately enacted. Any such changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.
The prices of our mortgages could be adversely affected if we lose any of our important commercial relationships.
We have longstanding relationships with members of the lender community from which our borrowers benefit. TMHF plans to continue with these relationships and use the correspondent lender platform as a part of its operational plan. If our relationship with any one or more of those banks deteriorates or if one or more of those banks decide to renegotiate or terminate existing agreements or otherwise exit the market, TMHF may be required to increase the price of our products, or modify the range of products TMHF offers, which could cause us to lose customers who may choose other providers based solely on the price or fees, which could adversely affect our financial condition and results of operations.
We may not be able to use certain deferred tax assets, which may result in our having to pay substantial taxes.
We have significant deferred tax assets, including net operating losses that could be used to offset earnings and reduce the amount of taxes we are required to pay. At December 31, 2015, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $233.5 million. Our ability to use net operating losses to offset earnings is dependent on a number of factors, including applicable rules relating to the permitted carry back period for offsetting certain net operating losses against prior period earnings and the timing and amount of future taxable income. If we are unable to use our net operating losses, we may have to record charges to reduce our deferred tax assets, which could have an adverse effect on our results of operations.
Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.
The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents such as the Deepwater Horizon accident in the Gulf of Mexico. Increases in such costs could also result in higher prices for any product utilizing petrochemicals.
These cost increases may have an adverse effect on our operating margin and results of operations, and we may be unable to pass increases in construction costs on to our customers who may have already entered into purchase contracts. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.
We have significant operations in certain geographic areas, which subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.
Our operations are concentrated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Some or all of these regions could be affected by:

•	severe weather;

•	natural disasters;

•	shortages in the availability or increased costs in obtaining land, equipment, labor or building supplies;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.
Due to the concentrated nature of our operations, negative factors affecting one or a number of these geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. The markets we operate in may also depend, to a degree, on certain sectors of the economy and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities, particularly in Texas. Similarly, slower rates of population growth or population declines in our key markets, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our business, financial condition and operating results.
We participate in certain unconsolidated joint ventures, including those where we do not have a controlling interest, where we may be adversely impacted by the failure of the unconsolidated joint venture or the other partners in the unconsolidated joint venture to fulfill their obligations.
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
If the other partners in our unconsolidated joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) and suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the joint venture agreement, potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated joint ventures we cannot exercise sole decision-making authority, which could create the potential risk of creating impasses on decisions and prevent the joint venture from taking actions that may be in our best interests. In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the venture to continue ownership. In the event a joint venture is terminated or dissolved, we could also be exposed to lawsuits and legal costs.
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
Acquisitions can result in dilution to existing stockholders if we issue our common stock as consideration, or reduce our liquidity if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments will increase during a cyclical housing downturn when our profitability may decline.

We cannot guarantee that we will be able to successfully integrate any company or business that we might acquire in the future, and our failure to do so could harm our current business. In addition, we may not realize the anticipated benefits of these transactions and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or may come to light after the expiry of warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and time limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and operating results. We may not able to manage the risks associated with these transactions and the effects of such transactions, which may materially and adversely affect our business, financial condition and operating results.
Dispositions have their own risks. For example, our recent disposition of Monarch required the separation of our operations and personnel from those of Monarch, as well as our performance of certain related transition services. This required the allocation of management resources. In addition, we provided a customary indemnity to Monarch and its purchasers in the transaction agreement and to the extent that we are required to pay indemnity claims to Monarch and its purchasers under the terms of that agreement, we could face additional liability and expense in connection with the Monarch sale. Additional dispositions may result in decreased earnings, revenue or cash flow and may have a material adverse effect on our liquidity, which may materially and adversely affect our business, financial conditions and operating results. Such additional dispositions may also result in lost synergies that could negatively impact our balance sheet, income statement and cash flows.

We have defined benefit and defined contribution pension schemes to which we may be required to increase our contributions to fund deficits.

We provide retirement benefits for former and certain of our current employees through a number of defined benefit and defined contribution pension schemes. Certain of these plans are no longer available to new employees. As of December 31, 2015, we had an unfunded status of $9.3 million in our defined benefit pension plans. This deficit may increase, and we may be required to increase contributions to our plans in the future, which may materially and adversely affect our liquidity and financial condition.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.
Ownership, leasing or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.
We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, storm water run-off, the presence of and exposure to asbestos, the handling of hazardous materials and the cleanup of contaminated sites. Additionally, as a homebuilding business with a wide variety of historic homebuilding and construction activities, we could also be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials which in the future become known or are suspected to be hazardous. We may be liable for the costs of removal, investigation or remediation of hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial, and insurance coverage for such claims may be limited or non-existent. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use. Although we are not aware of any projects requiring material remediation activities by us as a result of historical contamination, no assurances can be given that material claims or liabilities relating to such developments will not arise in the future.
The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements may be imposed on homebuilders in the future. In addition, violations of environmental laws and regulations can result in injunctions, civil penalties, remediation expenses, and other costs. Further, some environmental laws impose strict liability, which means that we may be held liable for unlawful environmental conditions on property we own which we did not create.
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
In the United States, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of our subcontractors in the United States may be unable to obtain insurance, particularly in California where we have instituted an OCIP, under which subcontractors are effectively insured by us. If we cannot effectively recover construction defect liabilities and costs of defense from our subcontractors or their insurers, or if we have self-insured, we may suffer losses. Coverage may be further restricted and become even more costly. Such circumstances could adversely affect our business, financial condition and operating results.
We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.
We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices and protection of the environment. As a result, we are subject to periodic examination, audit or inquiry by various governmental agencies that administer these laws and regulations.
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
Negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.
Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid or protest brands that receive bad press or negative reviews. Negative publicity may result in a decrease in our operating results.
In addition, we can be affected by poor relations with the residents of communities we develop because these residents sometimes rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.
Failure to recruit, retain and develop highly skilled, competent people at all levels may have a material adverse effect on our financial condition or our standard of service.
Our business involves complex operations and, therefore, demands a management team and employee workforce that is knowledgeable and expert in many areas necessary for our operations. Skilled and experienced employees, managers and executives working in the homebuilding and construction industries are highly sought after, and we compete with other companies across all industries to attract and retain such persons. Our performance and success are dependent, in part, upon key members of our management and personnel, and their loss or departure could be detrimental to our future success. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Competition for the services of these individuals would be expected to increase as business conditions improve in the homebuilding and financial services industries or in the general economy. In addition, we do not maintain key person insurance in respect of any members of our senior management team. Our inability to attract and retain key personnel or any of our members of management, or ensure that their experience and knowledge are not lost when they leave the business through retirement or otherwise, could adversely impact our business, financial condition and operating results.
In addition, the vast majority of our work carried out on site is performed by subcontractors. The difficult operating environment over the last several years in the United States has resulted in the failure of some subcontractors’ businesses and may result in further failures. In addition, reduced levels of homebuilding in the United States have led to some skilled tradesmen leaving the industry to take jobs in other sectors. If subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which would also lead to reduced levels of customer satisfaction. See the risk factor entitled “If we experience shortages in labor supply, increased labor costs or labor disruptions, there could be delays or increased costs in developing our communities or building homes, which could adversely affect our operating results.”
Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.
Several of the markets in which we operate have historically been subject to utility and resource shortages, including significant changes to the availability of electricity and water. Shortages of utility resources and natural resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments. We have also experienced material fluctuations in utility and resource costs across our markets, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. Our lumber needs are particularly sensitive to these shortages. Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes and negatively affect our business and results of operations.
Constriction of the capital markets could limit our ability to access capital and increase our costs of capital.
We fund our operations from cash from operations, capital markets financings and borrowings under our Revolving Credit Facility and other credit facilities. Volatile economic conditions and the constriction of the capital markets could reduce the sources of liquidity available to us and increase our costs of capital. If the size or availability of our banking facilities is reduced in the future, or if we are unable to obtain new, or renew existing, facilities in the future on favorable terms or otherwise access the loan or capital markets, it would have an adverse effect on our liquidity and operations.

As of December 31, 2015, we had $257.9 million of debt maturing in the next 12 months. We believe we can meet this and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if industry or economic conditions deteriorate. The future effects on our business, liquidity and financial results of these conditions could be adverse, both in the ways described above and in other ways that we do not currently foresee.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

We have a substantial amount of debt. As of December 31, 2015, the total principal amount of our debt (including $183.4 million of indebtedness of TMHF) was $1.7 billion. Our substantial debt could have important consequences for the holders of our common stock, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;

•	increasing our vulnerability to adverse economic or industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•	requiring us to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise;

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our Revolving Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Restrictive covenants in the indenture governing our 2021 Senior Notes and the agreements governing our Revolving Credit Facility and other indebtedness may restrict our ability to pursue our business strategies.
The indenture governing our 2021 Senior Notes (as defined below) and the agreement governing our Revolving Credit Facility limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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
The agreement governing the Revolving Credit Facility contains certain “springing” financial covenants requiring TMM Holdings and its subsidiaries to comply with a maximum capitalization ratio and a minimum consolidated tangible net worth test. The agreement governing the Revolving Credit Facility also contains customary restrictive covenants, including limitations on incurrence of liens, the payment of dividends and other distributions, the making of asset dispositions, investments, sale and leasebacks, and limitations on debt payments and amendments. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in this Annual Report.
The restrictions contained in the indentures governing all of our Senior Notes and the agreement governing our Revolving Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
A breach of any of the restrictive covenants under the agreements governing our Revolving Credit Facility or any of our Senior Notes could allow for the acceleration of both the Revolving Credit Facility and the Senior Notes. If the indebtedness under our Revolving Credit Facility or the Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in this Annual Report.

We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.
The expansion and development of our business may require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. We may fail to generate sufficient cash flow from the sales of our homes and land or from other financing sources in order to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.
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
TMHC is a holding company and has no assets other than its ownership, directly or indirectly, of New TMM Units. TMHC has no independent means of generating revenue. TMHC intends to cause New TMM to make distributions to its partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by TMHC. To the extent that TMHC needs funds, and New TMM is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect TMHC’s liquidity and financial condition. In addition, New TMM has no direct operations and derives all of its cash flow from TMM Holdings and its subsidiaries. Because the operations of TMHC’s business are conducted through subsidiaries of TMM Holdings, New TMM is dependent on those entities for dividends and other payments to generate the funds necessary to meet the financial obligations of New TMM. Legal and contractual restrictions in the agreements governing the Revolving Credit Facility, certain of the Senior Notes and other debt agreements governing current and future indebtedness of New TMM’s subsidiaries, as well as the financial condition and operating requirements of New TMM’s subsidiaries, may limit TMHC’s ability to obtain cash from New TMM’s subsidiaries. The earnings from, or other available assets of, New TMM’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to TMHC to enable TMHC to pay any dividends on the Class A Common Stock, taxes and other expenses.
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
We are a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange as a result of the ownership position and voting rights of our Principal Equityholders. A “controlled company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. More than 50% of our voting power is held by the TPG and Oaktree Holding Vehicles. As a controlled company, we are entitled to elect, and have elected, not to comply with certain corporate governance rules of the New York Stock Exchange that would otherwise require the Board of Directors to have a majority of independent directors, have our compensation and nominating and governance committees be comprised entirely of independent directors and have such committees undergo an annual performance evaluation. Accordingly, holders of our Class A Common Stock do not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange and the ability of our independent directors to influence our business policies and affairs may be reduced.
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
Under our Revolving Credit Facility, a change of control would be an event of default, which would therefore require a third party acquirer to obtain a facility to refinance any outstanding indebtedness under the Revolving Credit Facility. Under the indentures governing our Senior Notes, if a change of control were to occur, we would be required to make offers to repurchase the Senior Notes at prices equal to 101% of their respective principal amounts. These change of control provisions in our existing debt agreements may also delay or diminish the value of an acquisition by a third party.
Any of the above risks could have a material adverse effect on your investment in our Class A Common Stock and Senior Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. The lease on this facility covers a space of approximately 20,000 square feet and expires in April 2018. We lease approximately 25 other properties for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Homebuilding Operations — Land Acquisition Policies and Development.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Class A Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 25, 2016 the Company had one holder of record of our Class A Common Stock. The following table sets forth for the quarters indicated the range of high and low closing sales prices for the Company’s Class A Common Stock during fiscal years ended:

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$21.01	$21.33	$21.30	$20.19
Low	16.06	18.26	18.60	15.43

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$26.09	$24.13	$22.81	$19.89
Low	19.67	20.04	16.22	15.13

The Company’s Class B Common Stock is not listed on a securities exchange. On February 25, 2016 the Company had 37 holders of our Class B Common Stock. For details on the Class B Common Stock see Note 14 — Stockholders’ Equity — Reorganization Transactions in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Class A Common Stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding”). The chart assumes $100.00 was invested at the close of market on April 10, 2013 (the date our Class A Common Stock began trading on the NYSE), in the Class A Common Stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding from April 10, 2013 to December 31, 2015

	4/10/2013	12/31/2013	12/31/2014	12/31/2015
TMHC	$100.00	$97.44	$81.99	$69.44
S&P 500	100.00	116.42	129.68	128.73
S&P Homebuilding	100.00	113.15	116.13	116.06

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

Any future determination as to our dividend policy will be made at the discretion of the Board of Directors of TMHC and will depend upon many factors, including statutory requirements, the covenants governing our Revolving Credit Facility and certain of our Senior Notes that limit our ability to pay dividends to stockholders and other factors the Board of Directors of TMHC deem relevant. For further information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Debt Instruments.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, we repurchased the following number of shares of our Class A Common Stock:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (a)
				(in thousands)
October 1 to October 31, 2015	—	$—	—	$50,000
November 1 to November 30, 2015	140,482	$16.78	140,482	$47,655
December 1 to December 31, 2015	793,952	$15.99	793,952	$35,000
Total	934,434		934,434

(a)
On November 5, 2014, we announced that our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock through December 31, 2015 in open market purchases, privately negotiated transactions or other transactions. In December 2015, we announced that the Board of Directors extended the last date to repurchase shares to December 31, 2016. During the year ended December 31, 2015 we repurchased 934,434 of Class A Common Stock shares for approximately $15.0 million.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating data at and for each of the five fiscal years ending December 31, 2015. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

	TMHC					Predecessor (1)
	Year Ended December 31,				July 13 to December 31, 2011	January 1 to July 12, 2011
	2015	2014	2013	2012
(in thousands, except per share amounts)
Statements of Operations Data:
Total revenues	$2,976,820	$2,708,432	$1,916,081	$1,041,182	$409,442	$341,452
Gross margin	567,915	566,246	415,865	206,641	76,234	63,923
Income tax provision (benefit)	90,001	76,395	(23,810)	(284,298)	(12,005)	4,229
Net income from continuing operations	170,986	225,599	28,355	355,955	707	7,670
Income from discontinued operations – net of tax	58,059	41,902	66,513	74,893	26,060	42,350
Net income before allocation to non-controlling interests	229,045	267,501	94,868	430,848	26,767	50,020
Net (income) loss attributable to non-controlling interests – joint ventures	(1,681)	(1,648)	131	(28)	(1,178)	(4,122)
Net income before non-controlling interests – Principal Equityholders	227,364	265,853	94,999	430,820	25,589	45,898
Net (income) loss from continuing operations attributable to non-controlling interests – Principal Equityholders	(123,909)	(163,790)	1,442	(355,927)	471	(3,548)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders (2)	(42,406)	(30,594)	(51,021)	(74,893)	(26,060)	(42,350)
Net income available to Taylor Morrison Home Corporation	$61,049	$71,469	$45,420	$—	$—	$—
Earnings per common share:
Basic
Income from continuing operations	$1.38	$1.83	$0.91	N/A	N/A	N/A
Discontinued operations – net of tax (2)	0.47	0.34	0.47	N/A	N/A	N/A
Net income available to Taylor Morrison Home Corporation	$1.85	$2.17	$1.38	N/A	N/A	N/A
Diluted
Income from continuing operations	$1.38	$1.83	$0.91	N/A	N/A	N/A
Discontinued operations – net of tax (2)	0.47	0.34	0.47	N/A	N/A	N/A
Net income available to Taylor Morrison Home Corporation	$1.85	$2.17	$1.38	N/A	N/A	N/A
Weighted average number of shares of common stock:
Basic	33,063	32,937	32,840	N/A	N/A	N/A
Diluted	122,384	122,313	122,319	N/A	N/A	N/A

(1)
The selected financial data for the period from January 1, 2011 to July 12, 2011 has been derived from the financial statements of our predecessor, Taylor Woodrow Holdings (USA), Inc., now known as Taylor Morrison Communities, Inc. The predecessor period financial statements have been prepared using the historical cost basis of accounting that existed prior to the 2011 acquisition by the Principal Equityholders in accordance with U.S. GAAP. The successor period financial statements for periods ending subsequent to July 13, 2011 (the date of such acquisition) are also prepared in accordance with U.S. GAAP, although they reflect adjustments made as a result of the application of purchase accounting in connection with the acquisition. As a result, the financial information for periods subsequent to the date of the acquisition is not necessarily comparable to that for the predecessor periods.

(2)	See Note 1 and 5 to Notes to the Consolidated Financial Statements for information regarding our disposition of Monarch and our treatment of that segment as discontinued operations.

	As of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data (at period end):
Cash and cash equivalents, excluding restricted cash	$126,188	$234,217	$193,518	$111,083	$103,367
Real estate inventory	3,126,787	2,518,321	2,012,580	1,366,902	794,881
Total assets	4,137,290	4,133,113	3,438,558	2,738,056	1,671,067
Total debt	1,683,268	1,737,106	1,257,730	969,499	568,967
Total stockholders’ equity	1,972,677	1,777,161	1,544,901	1,204,575	628,565
Operating Data (for the period ended):
Average active selling communities	259	206	158	108	120
Net sales orders (units)	6,681	5,728	5,018	3,738	2,564
Home closings (units)	6,311	5,642	4,716	2,933	2,327
Average sales price of homes delivered	$458	$464	$394	$336	$306
Backlog at the end of period (value)	$1,392,973	$1,099,767	$987,754	$716,033	$259,391
Backlog at the end of period (units)	2,932	2,252	2,166	1,864	740

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Texas, and our newly acquired divisions in Georgia, Illinois, and North Carolina. Our homes appeal to entry-level, move-up, 55 or better and luxury homebuyers, with a focus on move-up customers in high-growth markets. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into 15 homebuilding operating divisions, and a mortgage operating division, which are managed as four reportable segments: East, Central, West and Mortgage Operations, as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, and West Florida
Central	Austin, Dallas, Houston (which includes a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento, and Southern California
Mortgage Operations	Taylor Morrison Home Funding (TMHF) and Inspired Title

We offer single family attached and detached homes and revenue is recognized when the homes are completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development and the construction costs of the homes we sell.

Our Mortgage Operations reportable segment provides mortgage and title services to customers through our wholly owned mortgage subsidiary, TMHF, and our wholly owned title services subsidiary, Inspired Title. Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

Industry Overview and Current Market Developments

Except for certain housing markets, we believe that a fundamental housing recovery is still underway on a national basis, driven by consumers who have remained optimistic about their economic prospects, and we believe the recovery is supported by certain positive economic and demographic factors, including decreasing unemployment, strong home values, improving household balance sheets, declines in new and existing for-sale home inventory and low interest rates supporting affordability and home ownership. While we were encouraged by certain positive and improved trends during 2015, several challenges still exist that may impact the speed of the recovery, such as lingering unemployment concerns, uncertainty of the oil industry impacting certain markets, stagnation in real wages and real or perceived personal wealth, national and global economic uncertainty and a continuing restrictive mortgage lending environment. We are additionally challenged by shortages in the labor supply, specifically as it relates to qualified tradespeople, and volatility in energy prices. Nevertheless, we believe we are in an upward business cycle in most of our markets as the ability to deliver homes to prospective buyers still lags behind demand and the availability of new and pre-owned homes remains constrained.

Land Acquisition and Development

Because the housing market is cyclical, and home price movement between the peak and trough of the cycle can be significant, we seek to adhere to our core operating principles through these cycles to drive consistent long-term performance.

Based on our current land position, we expect to drive revenue by opening new communities from our existing land supply. We believe land supply provides us with the opportunity to increase community count prospectively. We also currently own or have an option to purchase the majority of the land on which we expect to close homes during 2016. During the next twelve months we expect to open communities in geographic markets in line with consumer demand.

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

We intend to maintain a consistent approach to land positioning within our regions, markets and communities in the foreseeable future in an effort to concentrate a greater amount of our land inventory in areas that have the attractive characteristics referred to above. We also intend to continue to combine our land development expertise with our homebuilding operations to increase the flexibility of our business and to optimize our margin performance. From time to time, we may sell land in our communities if we believe it is best for our overall operations. We do not expect such sales to have a significant effect on our overall results, but they may impact our overall gross margins.

We will continue to identify the preferences of our customer and demographic groups and offer them innovative, high-quality homes that are efficient and profitable to build. To achieve this goal, we conduct market research to determine preferences of our customer groups.

2015 Highlights

On January 28, 2015 we closed the sale of Monarch Corporation, our former Canadian business (“Monarch”). As a result of the sale, we do not have significant continuing involvement with Monarch. See Note 5 - Discontinued Operations in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further information.

On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $63.2 million, excluding contingent consideration. In addition, on July 21, 2015, we acquired three divisions of Orleans Homes in Charlotte, Chicago, and Raleigh for a purchase price of approximately $167.3 million. See Note 3 – Business Combinations in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further information regarding the assets acquired and the allocation of purchase price for both transactions.

Other key operational and financial results as of and for the year ended December 31, 2015 are as follows:

•	Average community count increased 26% from the prior year to 259 average communities

•	Net sales orders increased 17% to 6,681

•	Home closings increased 12% to 6,311

•	Average price of homes closed was $458,000

•	Adjusted home closings gross margin was 21.3%

•	On a GAAP basis, home closing gross margin was 18.4%

•	Net income from continuing operations was $171.0 million

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our historical consolidated financial statements included elsewhere in this Annual Report. The primary factors that affect the comparability of our results of operations are our IPO in 2013, the disposal of Monarch and gain on foreign currency hedge in January 2015, and the acquisitions of JEH and Orleans Homes in the second and third quarters of 2015, respectively. For all periods presented, the results and assets and liabilities of Monarch are included in discontinued

operations and historical periods have been recast to show the effects of our segment realignment. In addition to the impact of the matters discussed in the Risk Factors listed in Item 1A of this Annual Report, our future results could differ materially from our historical results due to these changes.

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

Revenue Recognition

Home Closings Revenue, net

Home closings revenue is recorded using the completed-contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, we have no significant continuing involvement with the home, risk of loss has transferred, the buyer has demonstrated sufficient initial and continuing investment in the property, and the receivable, if any, from the homeowner or escrow agent is not subject to future subordination.

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

Land Closings Revenue

Land closings revenue is recognized when title is transferred to the buyer, we have no significant continuing involvement, the buyer has demonstrated sufficient initial and continuing investment in the property sold and the receivable, if any, from the buyer is not subject to future subordination. If the buyer has not made an adequate initial or continuing investment in the property, the profit on such sale is deferred until these conditions are met.

Mortgage Operations Revenue

Loan origination revenue (including title fees, points, closing costs) is recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, generally within approximately 20-30 business days, on a non-recourse basis. Since TMHF does not have continuing involvement with the transferred assets, we derecognize the mortgage loans at the time of sale and record a gain or loss on sale depending on the difference between the selling price and carrying value of the related loans upon sale.

Real Estate Inventory Valuation and Costing

Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes.

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. If the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. These cash flows are significantly impacted by various estimates of sales prices, construction costs, sales pace, and other factors. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage.

Our estimate of undiscounted cash flows from these communities may change with market conditions and could result in a need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. Several factors could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized in the community, the rate at which the homes are sold and changes in the costs incurred to develop lots and construct homes. Pricing and incentive levels are often interrelated with sales pace within a community, and price reductions generally lead to an increase in sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions worsen in the broader economy, the homebuilding industry or specific markets in which we operate our communities, may be reevaluated for potential impairment. For assets that are currently “mothballed” (i.e., strategic long-term land positions not currently under development or subject to an active selling effort), assumptions are based on current development plans and current price pace and house costs of similar communities. These evaluations may result in additional impairment charges.

When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. Inventory within each community is categorized as construction in progress and finished homes, residential land, lots developed and under development, or land held for development, based on the stage of production or plans for future development.

The life cycle of the community generally ranges from two to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase and concluding with the sale, construction and delivery of homes. Actual community lives will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or as finished lots.

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is delivered or when the related inventory is charged to cost of sales.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves

We have certain deductible amounts under our workers’ compensation, automobile and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for construction defects. We also generally require our sub-contractors and design professionals to indemnify us for liabilities arising from their work, subject to certain limitations. Beneva Indemnity Company (“Beneva”), one of our wholly owned subsidiaries, provides insurance coverage for construction defects discovered up to ten years following the closing of a home, premises operations risk and property coverage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to various factors, such as claim settlement patterns, litigation trends and the length of time in which a construction defect claim might be made after the closing of a home.

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

Investments in Unconsolidated Entities and Variable Interest Entities (VIEs)

We are involved in joint ventures with related and unrelated third parties for homebuilding and development activities. We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in income of unconsolidated entities when earned and distributions are credited against its investment in the joint venture when received. These joint ventures are recorded in investments in unconsolidated entities on the Consolidated Balance Sheets.

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

Stock Based Compensation

We have issued stock options, performance based restricted stock units and non-performance based restricted stock units, which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance based restricted stock units are time based awards and measured using the closing price on the date of grant and are expensed over the vesting period on a straight-line basis.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

(Dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Statements of Operations Data:
Home closings revenue, net	$2,889,968	$2,619,558	$1,857,950
Land closings revenue	43,770	53,381	27,760
Mortgage operations revenue	43,082	35,493	30,371
Total revenues	$2,976,820	$2,708,432	$1,916,081
Cost of home closings	2,358,823	2,082,819	1,457,454
Cost of land closings	24,546	39,696	26,316
Mortgage operations expenses	25,536	19,671	16,446
Total cost of revenues	$2,408,905	$2,142,186	$1,500,216
Gross margin	567,915	566,246	415,865
Sales, commissions and other marketing costs	198,676	168,897	127,419
General and administrative expenses	95,235	81,153	77,198
Equity in income of unconsolidated entities	(1,759)	(5,405)	(2,895)
Interest expense (income), net	(192)	1,160	842
Other expense, net	11,634	18,447	2,842
Loss on extinguishment of debt	33,317	—	10,141
Gain on foreign currency forward	(29,983)	—	—
Indemnification and transaction expenses	—	—	195,773
Income from continuing operations before income taxes	$260,987	$301,994	$4,545
Income tax provision (benefit)	90,001	76,395	(23,810)
Net income from continuing operations	$170,986	$225,599	$28,355
Net income from discontinued operations	58,059	41,902	66,513
Net income before allocation to non-controlling interests	$229,045	$267,501	$94,868
Net (income) loss attributable to non-controlling interests – joint ventures	(1,681)	(1,648)	131
Net income before non-controlling interests – Principal Equityholders	$227,364	$265,853	$94,999
Net (income) loss from continuing operations attributable to non-controlling interests – Principal Equityholders	(123,909)	(163,790)	1,442
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	(42,406)	(30,594)	(51,021)
Net income available to Taylor Morrison Home Corporation	$61,049	$71,469	$45,420
Gross margin as a % of home closings revenue, net	19.7%	21.6%	22.4%
Adjusted home closings gross margin	21.3%	23.0%	23.4%
Sales, commissions and other marketing costs as a % of home closings revenue, net	6.9%	6.4%	6.9%
General and administrative expenses as a % of home closings revenue,net	3.3%	3.1%	4.2%
Average sales price per home closed	$458	$464	$394

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Average Active Selling Communities

	Year Ended December 31,
	2015	2014	Change
East	91	65	40.0%
Central	98	86	14.0
West	70	55	27.3
Total	259	206	25.7%

Average active selling communities increased 25.7%, primarily due to the acquisitions of JEH in April 2015 and three divisions of Orleans in July 2015. In addition, we experienced community growth in existing divisions such as West Florida and Austin. We also opened new communities and closed out existing communities throughout all of our legacy markets. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

	Year Ended December 31, (1)
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	2,124	1,521	39.6%	$794,356	$564,338	40.8%	$374	$371	0.8%
Central	2,018	2,222	(9.2)	912,623	980,658	(6.9)	452	441	2.5
West	2,539	1,985	27.9	1,262,101	1,060,129	19.1	497	534	(6.9)
Total	6,681	5,728	16.6%	$2,969,080	$2,605,125	14.0%	$444	$455	(2.4)%

(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:

The number of net homes sold and sales value of homes increased by 39.6% and 40.8%, respectively, primarily due to the acquisition of JEH and eastern divisions of Orleans, which contributed to the increase in communities. In addition, the growth in average active selling communities in Florida further contributed to the increase in net homes sold and sales value. The average selling price in the East remained relatively flat due to a shift in product mix from Florida to our newer divisions with a lower average selling price.

Central:

The number of net homes sold and sales value of homes decreased by 9.2% and 6.9%, respectively. Inclement weather, lack of availability of labor resources, and the economic uncertainty of the oil industry in this segment impacted the year over year performance. However, the average selling price increased 2.5% from the prior year.

West:

The number of net homes sold and sales value of homes increased by 27.9% and 19.1%, respectively, primarily due to an increase in average active selling communities. A shift in product mix from home sales in the California divisions to other divisions within the segment, such as Phoenix, where homes are more moderately priced, resulted in a decrease in average selling price.

Sales Order Cancellations

	Year Ended December 31,
	Canceled Sales Orders		Cancellation Rate (1)
	2015	2014	2015	2014
East	301	209	12.4%	12.1%
Central	401	310	16.6	12.2
West	380	354	13.0	15.1
Total/weighted average	1,082	873	13.9%	13.2%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The primary driver for the increase in the consolidated cancellation rate was the Central region. The increase in this region was a result of the market's recent uncertain economic and weather conditions which caused pressure on an already constrained trade labor base and caused cycle times to be delayed. We believe a favorable financing market, the use of prequalification criteria through TMHF and increased earnest money deposits have helped us maintain a low cancellation rate on a consolidated level.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	875	557	57.1%	$358,978	$259,622	38.3%	$410	$466	(12.0)%
Central	1,030	1,152	(10.6)	519,251	547,226	(5.1)	504	475	6.1
West	1,027	543	89.1	514,744	292,919	75.7	501	539	(7.1)
Total	2,932	2,252	30.2%	$1,392,973	$1,099,767	26.7%	$475	$488	(2.7)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Consolidated:

The increase in backlog units and sales value is consistent with the our increases in net homes sold and new community openings year over year. Backlog value increased in total by 26.7% as a result of backlog units increasing by 30.2%.

East:

Backlog units and sales value increased by 57.1% and 38.3%, respectively, primarily due to an increase in net sales orders as a result of the acquisition of JEH and eastern divisions of Orleans, which accounted for approximately 75% of the increase in both units and sales value. The decrease in the average sales price was due to the shift in product mix from Florida to the other divisions within the East that have a more moderate average selling price.

Central:

Backlog units and sales value decreased by 10.6% and 5.1%, respectively, primarily due to a decrease in net sales orders as result of inclement weather which caused pressure on construction trades, shortage of labor resources, and the economic uncertainty related to the oil industry in this region.

West:

Backlog units and sales value increased by 89.1% and 75.7%, respectively, primarily due to an increase in net sales orders as a result of an increase in average active selling communities. A shift in product mix from homes in the California divisions to other divisions within the segment where homes are more moderately priced, resulted in a decrease in average selling price.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2015	2014	Change	2015	2014	Change	2015	2014	Change
East	2,065	1,479	39.6%	$809,324	$546,045	48.2%	$392	$369	6.2%
Central	2,140	2,099	2.0	990,925	958,096	3.4	463	456	1.5
West	2,106	2,064	2.0	1,089,719	1,115,417	(2.3)	517	540	(4.3)
Total	6,311	5,642	11.9%	$2,889,968	$2,619,558	10.3%	$458	$464	(1.3)%

East:

The number of homes closed and home closings revenue, net increased by 39.6% and 48.2%, respectively, as a result of the combination of increased average selling price in Florida and the acquisitions of JEH and the Orleans divisions. We believe economic market improvements, as well as a favorable homebuyer reception of new communities contributed to net home closings revenue increases.

Central:

The number of homes closed and home closings revenue, net increased by 2.0% and 3.4%, respectively. The increase in the number of homes closed is consistent with the moderate increase in average active communities in the Central segment. Average selling price increased as a result of shift in product mix of homes closed from our moderately priced divisions to the higher priced divisions. Home closings revenue increased as a result of the increased units and average selling price.

West:

The number of homes closed increased by 2.0% whereas home closings revenue, net decreased by 2.3%. The slight increase in units was due to the increase in average active communities. The decrease in home closings revenue, net is attributable to a shift in product mix of homes closed from higher priced homes in California to moderately priced homes in our other divisions.

Land Closings Revenue

	Year Ended December 31,
(In thousands)	2015	2014	Change
East	$9,375	$20,112	$(10,737)
Central	17,739	32,344	(14,605)
West	16,656	925	15,731
Total	$43,770	$53,381	$(9,611)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land on which we would otherwise not achieve financial returns that are in line with our internal expectations as well as to enhance our returns and offset our risk. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities. For the year ended December 31, 2015, the West experienced higher sales to municipalities when compared to 2014.

Segment Home Closings Gross Margins

The following table sets forth a reconciliation between our home closings segment gross margins and our corresponding segment adjusted home closings gross margins. See — Non-GAAP Measures — Adjusted home closings gross margins.

	East		Central		West		Total
	For the Year Ended December,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Home closings revenue	$809,324	$546,045	$990,925	$958,096	$1,089,719	$1,115,417	$2,889,968	$2,619,558
Cost of home closings	631,956	411,464	806,695	764,824	920,172	906,531	2,358,823	2,082,819
Home closings gross margin	177,368	134,581	184,230	193,272	169,547	208,886	531,145	536,739
Capitalized interest amortization	20,444	9,895	29,338	18,600	33,381	36,603	83,163	65,098
Adjusted home closings gross margin	$197,812	$144,476	$213,568	$211,872	$202,928	$245,489	$614,308	$601,837
Home closings gross margin %	21.9%	24.6%	18.6%	20.2%	15.6%	18.7%	18.4%	20.5%
Adjusted home closings gross margin %	24.4%	26.5%	21.6%	22.1%	18.6%	22.0%	21.3%	23.0%

Consolidated:

Our consolidated adjusted home closings gross margin percentage for the year ended December 31, 2015 decreased compared to the same period in 2014. Geographic and product mix had an impact on margin rate as well as the relatively lower margin communities in certain of our recently acquired divisions. In addition, our legacy divisions are experiencing higher land and development and construction costs as we naturally deplete our legacy land supply which has lower carrying costs.

East:

Adjusted home closings gross margin percentage decreased to 24.4% from 26.5% for the year ended December 31, 2015 compared to the prior year, primarily as a result of the addition of lower margin communities from our recent acquisitions and the effects of purchase accounting stemming from business combinations.

Central:

Adjusted home closings gross margin percentage decreased to 21.6% from 22.1% for the year ended December 31, 2015 compared to the prior year. The decrease was due to increases in construction costs as a result of labor supply constraints. Poor weather also contributed to the increased costs of home construction as cycle times were delayed.

West:

Adjusted home closings gross margin percentage decreased to 18.6% from 22.0% for the year ended December 31, 2015 compared to the prior year, primarily as a result of increased land, development and construction costs.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF. The following is a summary of mortgage operations gross margin:

	Year Ended December 31,
(In thousands)	2015	2014
Mortgage operations revenue	$43,082	$35,493
Mortgage operations expense	25,536	19,671
Mortgage operations gross margin	$17,546	$15,822
Mortgage operations margin %	40.7%	44.6%

Our Mortgage Operations segment’s revenue increased primarily due to increased closings volume and average loan amounts, while gross margin percentage decreased period over period due to increases in underwriting costs.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the last two years:

	TMHF Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
December 31, 2015	3,675	$1,219.0	79%
December 31, 2014	3,312	$1,097.7	74%

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage, for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. Our capture rate increased to 79% for the year ended December 31, 2015 from 74% for the year ended December 31, 2014. The average FICO score of customers who obtained mortgages through TMHF was 742 for the years ended December 31, 2015 and 2014.

Sales, Commissions and Other Marketing Costs

Sales commissions and other marketing costs, as a percentage of home closings revenue, increased period over period to 6.9% from 6.4% for the years ended December 31, 2015 and 2014, respectively. This increase was attributable to costs related to rebranding acquired divisions to the Taylor Morrison name as well as transitioning acquired divisions to the lower cost sales and marketing platforms used by us.

General and Administrative Expenses

General and administrative expenses, as a percentage of home closings revenue, were 3.3% and 3.1% for the years ended December 31, 2015 and 2014, respectively. The slight increase is primarily related to acquisition costs and costs associated with integrating our newly acquired divisions and investments in our infrastructure. We continue to utilize our scalable platform, providing leverage with existing infrastructure in an effort to maintain stable operating costs.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $1.8 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. The decrease year-over-year was due to a combination of the closeout of two joint ventures in June 2014, the start-up of three new joint ventures which began during the second half 2014 and the costs from two new joint ventures beginning in the second quarter of 2015.

Interest Expense (Income), net

Interest expense, net represents interest incurred on our long-term debt and other borrowings, net of capitalization. The change from net interest expense for the year ended December 31, 2014 to net interest income for the year ended December 31, 2015 was due to increased capitalization of interest as a result of higher levels of qualified assets as well as cash on deposit generating interest income.

Other Expense, net

Other expense, net for the year ended December 31, 2015 and 2014 was $11.6 million and $18.4 million, respectively. The decrease relates to a decrease in projected contingent consideration payments in respect to the acquisitions.

Loss on Extinguishment of Debt
On May 1, 2015 we redeemed the entire outstanding aggregate principal amount of our 2020 Senior Notes at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. The redemption was made using cash on hand together with the proceeds from the issuance of $350.0 million aggregate principal amount of our 2023 Senior Notes, which was completed on April 16, 2015. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million for the year ended December 31, 2015 which included the redemption premium and the write off of net unamortized deferred financing fees. We did not incur any losses on extinguishment of debt for the year ended December 31, 2014.

Gain on Foreign Currency Forward
In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The final settlement of the derivative financial instrument occurred on January 30, 2015, and a gain in the amount of $30.0 million was recorded in gain on foreign currency forward in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.

Income Tax Provision
Our effective tax rate was 34.5% and 25.3% for the years ended December 31, 2015 and December 31, 2014, respectively. The effective rate increased in 2015 primarily because 2014 included a benefit for the reversal of $31.1 million of a previously recorded valuation allowance against certain deferred tax assets. The effective tax rate for both years was affected by a number of factors, the most significant of which include changes in valuation allowances, state income taxes, the changes in uncertain tax positions, and certain preferential treatment of deductions relating to homebuilding activities.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of tax, for the year ended December 31, 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges related to the sale of Monarch. No revenues or expenses related to the operations of Monarch were recorded in 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Average Active Selling Communities

	Year Ended December 31,
	2014		2013	Change
East	65	—	48	35.4%
Central	86		73	17.8
West	55		37	48.6
Total	206		158	30.4%

Consolidated:

Average active selling communities increased 30.4%, primarily due to significant additions in our West Florida and Phoenix divisions. We opened new communities and closed existing communities throughout all of our markets during 2014. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

	Year Ended December 31, (1)
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,521	1,277	19.1%	$564,338	$421,015	34.0%	$371	$330	12.4%
Central	2,222	1,978	12.3	980,658	845,446	16.0	441	427	3.3
West	1,985	1,763	12.6	1,060,129	839,764	26.2	534	476	12.2
Total	5,728	5,018	14.1%	$2,605,125	$2,106,225	23.7%	$455	$420	8.3%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

Consolidated:

The increase in sales value, average selling price and the number of net homes sold in 2014 compared to 2013 was driven by consumer demand, prompting an increase in active selling communities. Consumer demand increased as a result of historically low interest rates and stabilizing macroeconomic conditions relative to the prior comparable period.

East:

The sales value and number of net homes sold increased by 34.0% and 19.1%, respectively. The number of net homes sold increased as a result of the timing of our new community openings, which resulted in an increased total sales value.

Central:

The sales value and number of net homes sold increased by 16.0% and 12.3%, respectively. The increase in net homes sold resulted from the increase in new community openings and consumer demand.

West:

The sales value and number of net homes sold increased by 26.2% and 12.6%, respectively. The number of net homes sold increased as a result of new community openings which resulted in an increased sales value.

Sales Order Cancellations

	Year Ended December 31,
	Canceled Sales Orders		Cancellation Rate (1)
	2014	2013	2014	2013
East	209	171	12.1%	11.8%
Central	310	362	12.2	15.5
West	354	306	15.1	14.8
Total/weighted average	873	839	13.2%	14.3%

(1)	Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

We believe a favorable financing market, our use of prequalification criteria through TMHF and increased earnest money deposits helped us maintain a low cancellation rate on a consolidated level. The decrease in the consolidated cancellation rate from 2013 to 2014 was due to higher deposit requirements and strong market dynamics year-over-year throughout our Central region, primarily in new communities and/or new phases within existing communities.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)				Sales Value			Average Selling Price
	2014		2013	Change	2014	2013	Change	2014	2013	Change
East	557	—	515	8.2%	$259,622	$194,836	33.3%	$466	$378	23.3%
Central	1,152		1,029	12.0	547,226	472,889	15.7	475	460	3.3
West	543		622	(12.7)	292,919	320,029	(8.5)	539	515	4.7
Total	2,252		2,166	4.0%	$1,099,767	$987,754	11.3%	$488	$456	7.0%

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

East:

In the East segment, backlog value increased by 33.3% as a result of price appreciation, maximizing lot premiums, controlled lot releases in certain communities and a product mix change to homes with a higher sales value. The increase in backlog was consistent with increases in homes sold and new community openings year over year.

Central:

The Central segment experienced a 15.7% increase in backlog sales value, primarily as a result of a 12.0% increase in backlog units. The increases in the Central segment were attributable to the increase in average active selling communities and consumer demand.

West:

Backlog units and dollars decreased year over year due to a decline in sales pace. The West experienced a decline in sales pace from 2013 as a result of moderating growth, in divisions such as Phoenix, which decreased backlog.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Sales Value			Average Selling Price
	2014	2013	Change	2014	2013	Change	2014	2013	Change
East	1,479	1,176	25.8%	$546,045	$358,490	52.3%	$369	$305	21.0%
Central	2,099	1,737	20.8	958,096	736,088	30.2	456	424	7.5
West	2,064	1,803	14.5	1,115,417	763,372	46.1	540	423	27.7
Total	5,642	4,716	19.6%	$2,619,558	$1,857,950	41.0%	$464	$394	17.8%

East:

The number of homes closed increased as a result of the increase in homes sold during the same period, which was partially attributable to the volume of new community openings. Due to continued improvement throughout the East segment markets in 2014 with well-located land positions and consumer driven offerings, we were able to increase the average selling price of homes closed by 21.0% , resulting in an increase in sales value of homes closed of 52.3%. This increase is a result of a combination of product mix and price appreciation.

Central:

The number of units of homes closed in the Central segment increased by 20.8% for the year ended December 31, 2014 compared to the prior year. All markets within this segment contributed to the increase in units, which simultaneously contributed to the increase in total sales value of 30.2%.

West:

The sales value of homes closed increased by 46.1%, driven by a 27.7% increase in average selling price. Homes closed in 2014 in our California markets surpassed those in the prior year period by a significant amount, driving both units and dollars higher as consumer demand for move-up product benefited our communities in these markets.

Land Closings Revenue

	Year Ended December 31,
(In thousands)	2014	2013	Change
East	$20,112	$3,244	$16,868
Central	32,344	19,476	12,868
West	925	5,040	(4,115)
Total	$53,381	$27,760	$25,621

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land on which we would otherwise enhance our financial returns and offset our risk. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities.

Segment Home Closings Gross Margins

The following table sets forth a reconciliation between our home closings segment gross margins and our corresponding segment adjusted home closings gross margins. See — Non-GAAP Measures — Adjusted home closings gross margins.

	East		Central		West		Total
	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Home closings revenue	$546,045	$358,490	$958,096	$736,088	$1,115,417	$763,372	$2,619,558	$1,857,950
Cost of home closings	411,464	277,515	764,824	589,538	906,531	590,401	2,082,819	1,457,454
Home closings gross margin	134,581	80,975	193,272	146,550	208,886	172,971	536,739	400,496
Capitalized interest amortization	9,895	4,875	18,600	10,435	36,603	18,837	65,098	34,147
Adjusted home closings gross margin	$144,476	$85,850	$211,872	$156,985	$245,489	$191,808	$601,837	$434,643
Home closings gross margin %	24.6%	22.6%	20.2%	19.9%	18.7%	22.7%	20.5%	21.6%
Adjusted home closings gross margin %	26.5%	23.9%	22.1%	21.3%	22.0%	25.1%	23.0%	23.4%

Consolidated:

Our consolidated 2014 adjusted home closings gross margin percentage decreased slightly compared to 2013. Product mix continued to impact margin, as an increase in sales in our California divisions in 2014 generated significantly higher home closings gross margin dollars per home but lower margin rate. We also experienced higher land and development costs as we close homes related to legacy holdings which have a lower carrying cost.

East:

The East segment experienced an increase in adjusted home closings gross margin percentage from 23.9% to 26.5% for the years ended December 31, 2013 and 2014, respectively. The recovery and stabilization of the markets within the East generated sustained customer demand, which allowed us to leverage a low cost basis land supply and home price increases to achieve higher margins.

Central:

The Central segment experienced an increase in adjusted home closings gross margin percentage from 21.3% to 22.1% for the years ended December 31, 2013 and 2014, respectively. An increase in home closings units and sales price, along with a decrease of cost of homes closed, drove the increase in adjusted home closings gross margin dollars and rates.

West:

The West segment experienced a decrease in adjusted home closings gross margin percentage from 25.1% to 22.0% for the years ended December 31, 2013 and 2014, respectively. The decrease was due to a shift in product mix of homes closed in California, where margin rate is lower though margin dollars are significantly higher, from other divisions within the segment during 2014. In addition, the impact of increased land acquisition costs and increases in commodity and labor pricing for self-developed lots over the prior few years continued to pressure margin rates in 2014.

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

The following details the number of loans closed, the aggregate value and capture rate on our loans for the last two years:

	TMHF Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
December 31, 2014	3,312	$1,097.7	74%
December 31, 2013	2,828	$850.8	78%

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

Sales, Commissions and Other Marketing Costs

As a percentage of home closings revenue, sales commissions and other marketing costs decreased to 6.4% in 2014 from 6.9% in 2013. For the year ended December 31, 2014 and 2013, sales, commissions, and other marketing costs such as advertising and sales office expenses were $168.9 million and $127.4 million, respectively, which is a 32.6% increase year over year. This increase in dollars included a 19.6% increase in homes closed as well as an increase in average selling price.

General and Administrative Expenses

General and administrative expenses decreased to 3.1% as a percentage of home closings revenue for the year ended December 31, 2014, compared to 4.2% in 2013. For the year ended December 31, 2014, general and administrative expenses were $81.2 million as compared to $77.2 million in the same period in 2013, which represents a 5.1% increase in dollars. Growth in home closings revenue during the period reduced our general and administrative expense percentage as we were able to utilize our scalable platform, leveraging existing infrastructure across increased revenue.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $5.4 million for the year ended December 31, 2014 compared to $2.9 million for the year ended December 31, 2013. The increase year over year was primarily attributable to two new unconsolidated joint ventures located in our Southern California division.

Interest Expense (Income), net

Interest expense represents interest incurred, but not capitalized, on our long-term debt and other borrowings. Interest expense was consistent year over year in relation to our levels of borrowings and qualifying assets.

Other Expense, net

Other expense, net for the year ended December 31, 2014 was $18.4 million compared to $2.8 million for the year ended December 31, 2013. The change was due to an increase in the 2014 accrual for contingent payments related to the Darling acquisition in December 2012 (the “Darling Acquisition”). This expense also consisted of mothball community expense, pre-acquisition costs on unpursued land projects, captive insurance claims costs and financing fees on our revolving credit facility.

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

The unrecognized tax benefits for discontinued operations were $6.2 million and $7.9 million as of December 31, 2014 and 2013, respectively. For further information, see Note 13 — Income Taxes in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility;

•	Our various series of Senior Notes;

•	Mortgage warehouse facilities;

•	Project-level financing (including non-recourse loans);

•	Performance, payment and completion surety bonds, and letters of credit; and

•	Cash generated from operations.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations;

•	Borrowings under our Revolving Credit Facility; and

•	Additional offerings of senior notes, if available in the credit markets.

We may access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis.
Our principal uses of capital in the years ended December 31, 2015 and 2014 were homebuilding acquisitions, land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures and the payment of various liabilities. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of December 31,
	2015	2014
Total Cash, including Restricted Cash(1)	$127,468	$474,989

Total Revolving Credit Facility	500,000	400,000
Letters of Credit Outstanding	(32,906)	(35,071)
Revolving Credit Facility Borrowings Outstanding	(115,000)	(40,000)
Revolving Credit Facility Availability	352,094	324,929

Total Liquidity	$479,562	$799,918
(1) Total cash, including restricted cash for 2014 shown here, includes cash and cash equivalents and restricted cash held at Monarch.

Operating Cash Flow Activities

Our net cash used in operating activities increased approximately $129.0 million for the year ended December 31, 2015 compared to 2014. The increase in cash used in operating activities was primarily attributable to a decrease in net income, net gain on sale from discontinued operations, gain on foreign currency forward, higher cash spending on real estate inventory and land deposits year over year, and an increase in income taxes payable as a result of the timing of estimated income tax payments. These uses were partially offset by an increase in cash received for customer deposits, mortgage loans held for sale and a loss on extinguishment of debt.

Investing Cash Flow Activities

Net cash provided by investing activities was $50.2 million as of December 31, 2015 compared to the cash used in investing activities of $89.5 million in 2014. Proceeds from the sale of Monarch and our foreign currency forward, along with lower cash investment in our joint ventures, contributed to the change in cash from investing activities. We also used cash of $225.8 million during 2015 for business acquisitions.

Financing Cash Flow Activities

Net cash used in financing activities was $103.0 million for the year ended December 31, 2015 compared to net cash provided by financing activities was $309.3 million as of December 31, 2014. Net cash provided by financing activities decreased primarily as a result of the repayment of the 2020 Senior Notes, which was partially offset by increased borrowings on the Revolving Credit Facility, mortgage warehouse facilities and the issuance of $350.0 million of 2023 Senior Notes (as defined below).

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of December 31, 2015.

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2021	April 16, 2013	550,000	100.0%	5.250%	541,700	8,300
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700
Total		$1,250,000			$1,232,500	$17,500

2020 Senior Notes
Our 7.75% Senior Notes due 2020 (the “2020 Senior Notes”) were redeemed in full on May 1, 2015 using the net proceeds from an issuance of new senior unsecured notes, the 2023 Senior Notes, together with cash on hand. See 2023 Senior Notes and Redemption of 2020 Senior Notes below for additional information regarding the redemption of the 2020 Senior Notes.
2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).
The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.
There are no financial maintenance covenants for the 2021 Senior Notes.
2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of the 7.75% 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.
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

TMHC Compared to TMM Holdings
TMM Holdings is a parent guarantor of certain of our debt facilities. The financial information of TMHC is substantially identical to the financial performance and operations of TMM Holdings except for certain SEC and regulatory fees which are attributable to TMHC.

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
The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2015 and 2014, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings (in thousands):

	At December 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$63,210	$75,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	18,009	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
JPMorgan	102,225	120,000	(2)	September 29, 2016	Pledged Cash
Total	$183,444	$245,000

	At December 31, 2014
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$62,894	$85,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,430	50,000	LIBOR + 2.75%	August 19, 2015	Mortgage Loans
JPMorgan	86,426	100,000	(2)	September 28, 2015	Pledged Cash
Total	$160,750	$235,000

(1)
The mortgage borrowings outstanding as of December 31, 2015 and 2014, are collateralized by $201.7 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables.

(2)
As of December 31, 2014 and through the date of expiration of September 28, 2015, interest under the JPMorgan agreement ranged from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever was greater). The agreement was renewed in September 2015 setting the interest rate at 2.375% plus 30-day LIBOR.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2015 and 2014 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2015 and 2014. We impute interest for loans with no stated interest rates. The weighted average interest rate on $115.2 million of the loans as of December 31, 2015 was 5.8% per annum, and $19.6 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(In thousands)	2015	2014
Letters of credit (1)	$32,906	$35,071
Surety bonds	361,941	280,559
Total outstanding letters of credit and surety bonds	$394,847	$315,630
(1) As of December 31, 2015 and 2014, there was $200 million total capacity of letters of credit available from our Revolving Credit Facility.

Commercial Commitments and Off-Balance Sheet Arrangements as of December 31, 2015

	Payments Due by Period (in thousands)
	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$21,944	$5,862	$8,131	$5,319	$2,632
Unrecognized tax benefit obligations including interest and penalties	2,195	—	2,195	—	—
Land purchase contracts	710,594	268,143	284,175	122,963	35,313
Senior notes (1)	1,250,000	—	—	—	1,250,000
Other debt outstanding (1)	433,268	257,920	43,975	128,815	2,558
Estimated interest expense (2)	529,753	80,099	140,412	138,929	170,313
Totals	$2,947,754	$612,024	$478,888	$396,026	$1,460,816

(1)
As of December 31, 2015 total debt outstanding included $550.0 million aggregate principal amount of 2021 Senior Notes, $350.0 million aggregate principal amount of 2023 Senior Notes, $350.0 million aggregate principal amount of 2024 Senior Notes, $183.4 million of mortgage borrowings by TMHF, $115.0 million outstanding on the Revolving Credit Facility, and $134.8 million of loans and other borrowings. Scheduled maturities of certain loans and other borrowings as of December 31, 2015 reflect estimates of anticipated lot take-downs associated with such loans.

(2)	Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.5% as of December 31, 2015.

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities

We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are asm favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.

The following is a summary of investments in unconsolidated land development and homebuilding joint ventures:

	As of December 31,
(In thousands)	2015	2014
East	$24,098	$29,085
Central	28,832	28,053
West	72,646	51,909
Other	2,872	1,244
Total	$128,448	$110,291

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of December 31, 2015, we had outstanding land purchase and lot option contracts of $710.6 million for 8,888 lots. We are obligated to close the transaction under our land purchase contracts, however, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. For additional detail, see Liquidity and Capital Resources — Commercial Commitments and Off-Balance Sheet Arrangements as of December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2015, 82.3% of our debt was fixed rate and 17.7% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2015, we had $115.0 million outstanding borrowings under our Revolving Credit Facility. We had $352.1 million of additional availability for borrowings and $167.1 million of additional availability for letters of credit (giving effect to $32.9 million of letters of credit outstanding as of such date). See Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Liquidity – Debt Instruments –Revolving Credit Facility. Our fixed rate debt is subject to a requirement that we offer to purchase the 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indentures governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2015. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate Debt	$74.5	$20.5	$23.5	$9.0	$4.8	$1,252.6	$1,384.9	$1,370.1
Average interest rate (1)	4.9%	4.9%	4.9%	4.9%	4.9%	5.5%	5.5%	—
Variable rate debt (2)	$183.4	—	—	115.0	—	—	$298.4	$298.4
Average interest rate	2.6%	—%	—%	2.2%	—%	—%	2.5%	—%

(1)	Represents the coupon rate of interest on the full principal amount of the debt.

(2)
Based upon the amount of variable rate debt at December 31, 2015, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.0 million per year.

Currency Exchange Risk

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded in gain on foreign currency forward in the accompanying Consolidated Statement of Operations for the twelve months ended December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

Separate combined financial statements of our unconsolidated joint venture investments have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Taylor Morrison Home Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Morrison Home Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 25, 2016

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$126,188	$234,217
Restricted cash	1,280	1,310
Real estate inventory:
Owned inventory	3,118,866	2,511,623
Real estate not owned under option agreements	7,921	6,698
Total real estate inventory	3,126,787	2,518,321
Land deposits	34,113	34,544
Mortgage loans held for sale	201,733	191,140
Prepaid expenses and other assets, net	95,191	89,210
Other receivables, net	120,729	85,274
Investments in unconsolidated entities	128,448	110,291
Deferred tax assets, net	233,488	258,190
Property and equipment, net	7,387	5,337
Intangible assets, net	4,248	5,459
Goodwill	57,698	23,375
Assets of discontinued operations	—	576,445
Total assets	$4,137,290	$4,133,113
Liabilities
Accounts payable	$151,861	$122,466
Accrued expenses and other liabilities	191,452	200,556
Income taxes payable	37,792	50,096
Customer deposits	92,319	70,465
Senior notes	1,250,000	1,388,840
Loans payable and other borrowings	134,824	147,516
Revolving credit facility borrowings	115,000	40,000
Mortgage warehouse borrowings	183,444	160,750
Liabilities attributable to real estate not owned under option agreements	7,921	6,698
Liabilities of discontinued operations	—	168,565
Total liabilities	2,164,613	2,355,952
COMMITMENTS AND CONTINGENCIES (Note 21)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,158,855 and 33,060,540 shares issued, 32,224,421 and 33,060,540 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,108,569 and 89,227,416 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	376,898	374,358
Treasury stock at cost; 934,434 and no shares as of December 31, 2015 and 2014, respectively	(14,981)	—
Retained earnings	175,997	114,948
Accumulated other comprehensive loss	(17,997)	(10,910)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	519,918	478,397
Non-controlling interests — joint ventures	6,398	6,528
Non-controlling interests — Principal Equityholders	1,446,361	1,292,236
Total stockholders’ equity	1,972,677	1,777,161
Total liabilities and stockholders’ equity	$4,137,290	$4,133,113

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Home closings revenue, net	$2,889,968	$2,619,558	$1,857,950
Land closings revenue	43,770	53,381	27,760
Mortgage operations revenue	43,082	35,493	30,371
Total revenues	2,976,820	2,708,432	1,916,081
Cost of home closings	2,358,823	2,082,819	1,457,454
Cost of land closings	24,546	39,696	26,316
Mortgage operations expenses	25,536	19,671	16,446
Total cost of revenues	2,408,905	2,142,186	1,500,216
Gross margin	567,915	566,246	415,865
Sales, commissions and other marketing costs	198,676	168,897	127,419
General and administrative expenses	95,235	81,153	77,198
Equity in income of unconsolidated entities	(1,759)	(5,405)	(2,895)
Interest expense (income), net	(192)	1,160	842
Other expense, net	11,634	18,447	2,842
Loss on extinguishment of debt	33,317	—	10,141
Gain on foreign currency forward	(29,983)	—	—
Indemnification and transaction expenses	—	—	195,773
Income from continuing operations before income taxes	260,987	301,994	4,545
Income tax provision (benefit)	90,001	76,395	(23,810)
Net income from continuing operations	170,986	225,599	28,355
Discontinued operations:
Income from discontinued operations	—	61,786	93,391
Transaction expenses from discontinued operations	(9,043)	—	—
Gain on sale of discontinued operations	80,205	—	—
Income tax expense from discontinued operations	(13,103)	(19,884)	(26,878)
Net income from discontinued operations	58,059	41,902	66,513
Net income before allocation to non-controlling interests	229,045	267,501	94,868
Net (income) loss attributable to non-controlling interests — joint ventures	(1,681)	(1,648)	131
Net income before non-controlling interests — Principal Equityholders	227,364	265,853	94,999
Net (income) loss from continuing operations attributable to non-controlling interests — Principal Equityholders	(123,909)	(163,790)	1,442
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	(42,406)	(30,594)	(51,021)
Net income available to Taylor Morrison Home Corporation	$61,049	$71,469	$45,420
Earnings per common share — basic:
Income from continuing operations	$1.38	$1.83	$0.91
Discontinued operations — net of tax	$0.47	$0.34	$0.47
Net income available to Taylor Morrison Home Corporation	$1.85	$2.17	$1.38
Earnings per common share — diluted:
Income from continuing operations	$1.38	$1.83	$0.91
Discontinued operations — net of tax	$0.47	$0.34	$0.47
Net income available to Taylor Morrison Home Corporation	$1.85	$2.17	$1.38
Weighted average number of shares of common stock:
Basic	33,063	32,937	32,840
Diluted	122,384	122,313	122,319

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Income before non-controlling interests, net of tax	$229,045	$267,501	$94,868
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(27,779)	(35,421)	(16,727)
Post-retirement benefits adjustments, net of tax	1,613	(3,295)	7,483
Other comprehensive loss, net of tax	(26,166)	(38,716)	(9,244)	(1)
Comprehensive income	202,879	228,785	85,624
Comprehensive (income) loss attributable to non-controlling interests — joint ventures	(1,681)	(1,648)	131
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(147,236)	(166,126)	(39,876)
Comprehensive income available to Taylor Morrison Home
Corporation	$53,962	$61,011	$45,879

(1) The difference between other comprehensive income reported on this schedule and other comprehensive income reported in the Consolidated Statement of Stockholders' Equity is the result of deferred tax assets on post-retirement benefits recorded in net income in the current year.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders’ equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance — December 31, 2012	—	$—	—	$—	$—	—	$—	$1,231,050	$—	$(34,365)	$7,890	$—	$1,204,575
Establish non-controlling interest on April 12, 2013	—	—	—	—	—	—	—	(1,231,050)	—	34,365	—	1,196,685	—
Issuance of Class A Common Stock, net of offering costs	32,857,800	—	—	—	668,598	—	—	—	—	—	—	—	668,598
Issuance of Class B Common Stock, net of offering costs	—	—	112,784,964	1	—	—	—	—	—	—	—	—	1
Repurchase of New TMM Units and corresponding number of Class B Common Stock	—	—	(23,333,800)	—	—	—	—	—	—	—	—	(485,782)	(485,782)
Offering costs capitalized to equity	—	—	—	—	—	—	—	—	—	—	—	(10,775)	(10,775)
Allocation of dilution on IPO Class A Common Stock	—	—	—	—	(297,591)	—	—	—	—	—	—	297,591	—
Net income (loss)	—	—	—	—	—	—	—	—	45,420	—	(131)	49,579	94,868
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(452)	—	(8,792)	(9,244)
Stock based compensation	—	—	—	—	1,782	—	—	—	—	—	—	85,536	87,318
Distributions to non-controlling interests - joint ventures	—	—	—	—	—	—	—	—	—	—	(417)	—	(417)
Non-controlling interest of acquired equity	—	—	—	—	—	—	—	—	—	—	(106)	—	(106)
Dividends	—	—	—	—	—	—	—	—	(1,941)	—	—	(2,194)	(4,135)
Balance — December 31, 2013	32,857,800	—	89,451,164	1	372,789	—	—	—	43,479	(452)	7,236	1,121,848	1,544,901
Net income (loss)	—	—	—	—	—	—	—	—	71,469	—	1,648	194,384	267,501
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(10,458)	—	(28,258)	(38,716)
Exchange of New TMM Units and corresponding number of Class B Common Stock	196,024	—	(196,024)	—	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(27,724)	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	6,716	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	1,569	—	—	—	—	—	—	4,262	5,831
Distributions to non-controlling interests - joint ventures	—	—	—	—	—	—	—	—	—	—	(2,356)	—	(2,356)
Balance — December 31, 2014	33,060,540	—	89,227,416	1	374,358	—	—	—	114,948	(10,910)	6,528	1,292,236	1,777,161
Net income (loss)	—	—	—	—	—	—	—	—	61,049	—	1,681	166,315	229,045
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(7,087)	—	(19,079)	(26,166)
Exchange of New TMM Units and corresponding number of Class B Common Stock	87,055	—	(87,055)	—	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(31,792)	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	11,260	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(934,434)	—	—	—	—	934,434	(14,981)	—	—	—	—	—	(14,981)

Stock based compensation	—	—	—	—	2,540	—	—	—	—	—	—	6,889	9,429
Distributions to non-controlling interests - joint ventures	—	—	—	—	—	—	—	—	—	—	(1,811)	—	(1,811)
Balance — December 31, 2015	32,224,421	$—	89,108,569	$1	$376,898	934,434	$(14,981)	$—	$175,997	$(17,997)	$6,398	$1,446,361	$1,972,677
See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229,045	$267,501	$94,868
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(1,759)	(26,735)	(37,563)
Stock compensation expense(1)	7,891	5,831	87,318
Loss on extinguishment of debt	33,317	—	10,141
Distributions of earnings from unconsolidated entities	2,204	32,966	30,136
Depreciation and amortization	4,107	4,090	3,462
Net gain from sale of discontinued operations	(58,059)	—	—
Gain on foreign currency forward	(29,983)	—	—
Contingent consideration	4,200	13,532	2,258
Deferred income taxes	24,702	(17,703)	30,662
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(424,607)	(310,550)	(450,147)
Mortgages held for sale, prepaid expenses and other assets	(65,208)	(136,636)	(5,183)
Customer deposits	19,961	(11,378)	15,795
Accounts payable, accrued expenses and other liabilities	2,996	33,947	33,129
Income taxes payable	(11,495)	11,445	33,191
Net cash used in operating activities	(262,688)	(133,690)	(151,933)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,298)	(3,723)	(3,786)
Payments for business acquisitions	(225,800)	—	—
Distributions from unconsolidated entities	10,063	1,728	8,840
Decrease (increase) in restricted cash	30	10,743	(12,211)
Investments of capital into unconsolidated entities	(28,664)	(98,199)	(68,634)
Proceeds from sale of discontinued operations	268,853	—	—
Proceeds from settlement of foreign currency forward, net	29,983	—	—
Net cash provided by (used in) investing activities	50,167	(89,451)	(75,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of Class A common stock	—	—	668,598
Purchase of New TMM Units and corresponding number of shares of Class B Common Stock	—	—	(485,782)
Borrowings on line of credit related to mortgage borrowings	910,516	658,708	703,536
Repayment on line of credit related to mortgage borrowing	(887,822)	(572,850)	(709,004)
Proceeds from loans payable and other borrowings	51,909	41,990	45,289
Repayments of loans payable and other borrowings	(64,601)	(194,660)	(182,977)
Borrowings on revolving credit facility	480,000	253,000	907,000
Payments on revolving credit facility	(405,000)	(213,000)	(957,000)
Proceeds from the issuance of senior notes	350,000	350,000	550,000
Repayments on senior notes	(513,608)	—	(189,608)
Repurchase of common stock, net	(15,000)	—	—
Payment of deferred financing costs	(4,538)	(6,255)	(9,680)
Payment of contingent consideration	(3,050)	(5,250)	—
Distributions to non-controlling interests of consolidated joint ventures	(1,811)	(2,356)	(418)
Intercompany borrowings	—	—	(7)
Equity (distributions) contributions	—	—	(2,000)
Net cash (used in) provided by financing activities	(103,005)	309,327	337,947
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20,491)	(13,162)	(21,644)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(336,017)	$73,024	$88,579

CASH AND CASH EQUIVALENTS — Beginning of period	462,205	389,181	300,602
CASH AND CASH EQUIVALENTS — End of period (2)	$126,188	$462,205	$389,181
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(90,764)	$(99,071)	$(24,354)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in loans payable issued to sellers in connection with land purchase contracts	$16,470	$(88,893)	$226,441
Accrual of contingent consideration	$3,200	$—	$—
Non-cash portion of loss on debt extinguishment	$5,102	$—	$—

(1)	Stock compensation expense shown here is exclusive of stock compensation expense related to discontinued operations.

(2)
Cash and cash equivalents shown here include the cash related to Monarch. For the years ended December 31, 2014, 2013 and 2012, cash held at Monarch was $227,988 and $195,663 and $189,519, respectively.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of December 31, 2015 we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. Our homes appeal to entry-level, move-up, 55 or better, and luxury homebuyers. The Company operates under our Taylor Morrison and Darling Homes brands. Our business has fifteen homebuilding operating divisions, and a mortgage operations division, which are organized into four reportable segments: East, Central, West, and Mortgage Operations. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”).

On July 13, 2011, TMM Holdings Limited Partnership (“TMM Holdings”), an entity formed by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”), acquired (the “Acquisition”) our predecessor, Taylor Woodrow Holdings (USA), Inc., now known as Taylor Morrison Communities Inc.

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings through the formation of TMM Holdings II Limited Partnership (“New TMM”). In the Reorganization Transactions, the TPG Entities and the Oaktree Entities each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle” respectively). As of
December 31, 2015 and 2014, the Principal Equityholders owned 73.4% and 73.0%, respectively of the Company.

On January 28, 2015 we closed the sale of Monarch Corporation, our former Canadian business (“Monarch”). As a result of the sale, we do not have significant continuing involvement with Monarch. See Note 5 - Discontinued Operations for further information.

On April 30, 2015, we acquired JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $63.2 million, excluding contingent consideration. In addition, on July 21, 2015, we acquired three divisions of Orleans Homes for a purchase price of approximately $167.3 million. See Note 3 – Business Combinations for further information regarding the assets acquired and the allocation of purchase price for both transactions.

As of December 31, 2015, we realigned our homebuilding reporting segments to be the East, Central and West homebuilding operating regions. The change in our segments is as a result of our geographic expansion, recent acquisitions, and realignment of our leadership group. As a result, historical periods in the financial statements have been reclassified to give effect to the segment realignment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), include the accounts of TMHC and its consolidated subsidiaries, other entities where we have a controlling financial interest, and certain consolidated variable interest entities. Intercompany balances and transactions have been eliminated in consolidation.

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets, Statements of Stockholders’ Equity, and Consolidated Statements of Comprehensive Income.

Discontinued Operations — As a result of our decision in December 2014 to dispose of Monarch, the operating results and financial position of the Monarch business are presented as discontinued operations for all periods presented.

Non-controlling interests — In the Reorganization Transactions, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, for periods subsequent to April 9, 2013, the Company consolidates New TMM and records a non-controlling interest in its Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors.

Business Combinations — Our recent acquisitions were accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations. We determined we obtained control of a business and inputs, processes and outputs in exchange for cash. All material assets and liabilities, including contingent consideration, were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction. Refer to Note 3 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of goodwill, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that mortgage and loan borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the mortgaged property or land that was sold to the buyer.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2015, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — Restricted cash at December 31, 2015 and December 31, 2014 consisted of $1.3 million pledged to collateralize mortgage credit lines.

Real Estate Inventory — Inventory consists of raw land, land under development, land held for future development, homes under construction, completed homes and model homes. Inventory is carried at cost, less impairment, if applicable. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. All other overhead costs are allocated to closed homes using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community (cost to complete) are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or where development has been discontinued, costs are expensed as incurred until operations resume.

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

Critical assumptions in our cash flow model include: (i) the projected sales pace for home sales in the community, based on general economic conditions that will have an impact on the market in which the community is located and competition within the market; (ii) the expected sales prices and sales incentives to be offered; (iii) costs to build and deliver homes in the community, including, but not limited to, land and land development costs, home construction costs, interest costs and overhead costs; and (iv) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites. Consideration is also given to development budgets and sales pace and price. Discount rates are determined using a base rate, which may be increased depending on the total remaining lots in a community, the development status of the land, the market in which it is located and if the product is higher-priced with potentially lower demand. Historically, our discount rates have been in the range of 12.0% to 18.0%. Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. For the years ended December 31, 2015, 2014, and 2013, no impairment charges were recorded.

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

Our assessment of the carrying value of our assets typically include subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of December 31, 2015, we had 18 inactive projects with a carrying value of $12.2 million, of which $5.3 million and $6.9 million were in the East and West segments, respectively. There are no inactive projects in our Central region. During the year ended December 31, 2015, we moved two communities into active status.

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

Mortgage Loans Held for Sale — Mortgage loans held for sale consists of mortgages due from buyers of Taylor Morrison homes that are financed through our mortgage finance subsidiary, TMHF. Mortgage loans held for sale are carried at fair value, which is calculated using observable market information, including pricing from actual market transactions, investor commitment prices, or broker quotations.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid expenses	$81,321	$75,700
Other assets	13,870	13,510
Total prepaid expenses and other assets, net	$95,191	$89,210

Prepaid expenses consist primarily of unamortized debt issuance costs, sales commissions, sales presentation centers and model home costs, such as design fees and furniture. At December 31, 2015 and 2014, prepaid debt issuance costs consisted of $19.9 million and $26.9 million, respectively, of aggregate unamortized costs related to the various Senior Notes issuances and our Revolving Credit Facility. During the year ended December 31, 2015 and 2014, we amortized $4.4 million and $5.9 million of such debt issue costs, respectively. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the units to which they relate. The model home and sales presentation centers costs are paid in advance and amortized over the life of the project on a per-unit basis, or a maximum of three years. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs and other deferred costs.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development districts and utility deposits. Allowances of $0.2 million and $0.3 million at December 31, 2015 and 2014, respectively, are maintained for potential credit losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued.

Investments in Consolidated and Unconsolidated Entities

Consolidated Joint Ventures and Option Agreements — In the ordinary course of business, we participate in strategic land development and homebuilding joint ventures with third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Some of these joint ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. In addition, we are involved with third parties who are involved land development and homebuilding activities, including home sales. We review such contracts to determine whether they are a variable interest entity ("VIE"). In accordance with ASC Topic 810, “Consolidation,” for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we continue our analysis to determine if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected returns. For these entities in which we are expected to absorb the losses or benefits, we consolidate the results in the accompanying Consolidated Financial Statements.

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

We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the years ended December 31, 2015, 2014 or 2013.

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

Buildings: 20 – 40 years

Building and leasehold improvements: 10 years or remaining life of building/lease term if less than 10 years
Information systems: over the term of the license
Furniture, fixtures and computer and equipment: 5 – 7 years
Model and sales office improvements: lesser of 3 years or the life of the community

Maintenance and repair costs are expensed as incurred.

Depreciation expense was $3.3 million for the year ended December 31, 2015, $3.0 million for the year ended December 31, 2014, and $2.1 million for the year ended December 31, 2013. Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Intangible Assets, net — Intangible assets consist of tradenames, lot options contracts and land supplier relationships, and non-compete covenants. We sell our homes under the Taylor Morrison and Darling Homes trade names. The fair value of acquired intangible assets was determined using the income approach, and are amortized on a straight line basis from three to ten years.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.”
ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. For the year ended December 31, 2015, there was an increase of $34.3 million in goodwill due to our acquisitions of JEH and certain divisions of Orleans Homes. For the year ended December 31, 2014 there were no additions to goodwill. There has been no impairment of goodwill for the years ended December 31, 2015, 2014, and 2013.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits under our workers’ compensation, automobile, and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $50 million per occurrence, aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our sub-contractors and design professionals to indemnify us for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property coverage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

We offer warranties on homes that generally provide for a limited one-year warranty to cover various defects in workmanship or materials or to cover structural construction defects. We may also facilitate a ten-year warranty in certain markets or to comply with regulatory requirements. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in the arrangement, therefore, it is accounted for in accordance with ASC Topic 450, “Contingencies,” which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery if all other criteria for revenue recognition have been met. Thus, the warranty would not be considered a separate deliverable in the arrangement since it is not priced apart from the home. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of cost of home closings.

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

Stock Based Compensation

We have stock options, performance based restricted stock units and non-performance based restricted stock units which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance based restricted stock units are time based awards and measured using the closing price on the date of grant and are expensed over the vesting period on a straight-line basis.

Treasury Stock

We account for treasury stock in accordance with ASC Topic 505-30, "Equity - Treasury Stock." Repurchased shares are reflected as a reduction in Stockholder's Equity and subsequent sale of repurchased shares are recognized as a change in Equity. When factored into our weighted average calculations for purposes of earning per share, the number of repurchased shares are based on settlement date.

Revenue Recognition:

Home closings revenue, net — Home closings revenue is recorded using the completed-contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, we have no significant continuing involvement with the home, risk of loss has transferred, and the buyer has demonstrated sufficient initial and continuing investment in the property, and the receivable, if any, from the homeowner or escrow agent is not subject to future subordination.

We typically grant our homebuyers certain sales incentives, including cash discounts, incentives on options included in the home, option upgrades, and seller-paid financing or closing costs. Incentives and discounts are accounted for as a reduction in the sales price of the home and home closings revenue is shown net of discounts. For the years ended December 31, 2015, 2014 and 2013, discounts were $179.3 million, $150.9 million and $129.0 million, respectively. We also receive rebates from certain vendors and these rebates are accounted for as a reduction to cost of home closings.

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

Advertising Costs — We expense advertising costs as incurred. Advertising costs were $30.1 million, $26.1 million and $21.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Recently Issued Accounting Pronouncements —In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under this ASU, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs continues to be reported as interest expense. ASU 2015-03 is effective for us in our fiscal year beginning January 1, 2016. The effect of the adoption of ASU 2015-03 on our condensed consolidated financial statements will result in approximately $19.9 million of such costs as of December 31, 2015 being reclassified from prepaid expenses and other assets to its respective debt liability.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and changes the required consolidation analysis. ASU 2015-02 requires management to reevaluate all legal entities under a revised consolidation model specifically to (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for us for our fiscal year beginning January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements or disclosures, but may impact our future evaluation of new VIE's.

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

3. BUSINESS COMBINATIONS

During 2015, we acquired JEH Homes, an Atlanta based homebuilder, and three divisions of Orleans Homes in Charlotte, Raleigh and Chicago. Excluding contingent consideration in the JEH acquisition and seller financing in the Orleans acquisition, the total purchase price for both transactions was $230.5 million. In accordance with ASC Topic 805, Business Combinations, all material assets and liabilities, including contingent considerations were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction.

For both acquisitions, we determined the estimated fair value of real estate inventory on a community-by-community basis primarily using the sales comparison and income approaches. The sales comparison approach was used for all inventory in process. The income approach derives a value using a discounted cash flow for income-producing real property. This approach was used exclusively for finished lots. The income approach using discounted cash flows was also used to value lot option contracts acquired.

These estimated cash flows and ultimate valuation are significantly affected by the discount rate, estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, overhead costs and may vary significantly between communities.

The Company performed an allocation of purchase price as of each acquisition date. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

	JEH Homes	Orleans Homes	Total
Acquisition Date	April 30, 2015	July 21, 2015
Assets Acquired
Real estate inventory	$55,559	$140,602	$196,161
Land deposits	—	2,236	2,236
Prepaid expenses and other assets	1,301	2,436	3,737
Property and equipment	395	623	1,018
Goodwill(1)	9,125	25,198	34,323
Total assets	$66,380	$171,095	$237,475

Less Liabilities Assumed
Accrued expenses and other liabilities	$—	$2,700	$2,700
Customer deposits	—	1,081	1,081

Less contingent consideration	$3,200	$—	$3,200
Net Assets Acquired	$63,180	$167,314	$230,494
(1) Goodwill is fully deductible for tax purposes. We allocated $27.8 million and $6.5 million of goodwill to our East and West homebuilding segments, respectively.

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the years ended December 31, 2015 and 2014 presents the combined results of operations of JEH Homes and the Charlotte, Chicago, and Raleigh divisions of Orleans Homes as if both acquisitions had been completed on January 1, 2014. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisitions had taken place January 1, 2014. The pro forma information combines the historical results of the Company with the historical results of JEH Homes and acquired divisions of Orleans Homes for the periods presented.

The unaudited pro forma results for the years ended December 31, 2015 and 2014 include adjustments to move transaction costs from 2015 to 2014. In addition, the unaudited pro forma results do not give effect to any synergies, operating efficiencies or other costs savings that may result from the acquisitions. Earnings per share utilizes net income from continuing operations and total weighted average Class A and Class B shares. The pro forma amounts are based on available information and certain assumptions that we believe are reasonable.

	As Adjusted for the Year Ended December 31,
(in thousands except per share data)	2015	2014
Pro forma total revenues	$3,091,766	$2,923,241
Pro forma net income from continuing operations	$181,122	$240,385

Pro forma earnings per share from continuing operations - Basic and Diluted	$1.48	$1.97

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock and if equity awards to issue common stock that are dilutive were exercised.

The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income available to TMHC – basic	$61,049	$71,469	$45,420
Income from discontinued operations, net of tax	58,059	41,902	66,513
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	(42,406)	(30,594)	(51,021)
Net income from discontinued operations — basic	$15,653	$11,308	$15,492
Net income from continuing operations — basic	$45,396	$60,161	$29,928
Net income from continuing operations — basic	$45,396	$60,161	$29,928
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	123,909	163,790	81,403
Loss fully attributable to public holding company	261	282	63
Net income from continuing operations — diluted	$169,566	$224,233	$111,394
Net income from discontinued operations — diluted	$58,059	$41,902	$57,620
Denominator:
Weighted average shares — basic (Class A)	33,063	32,937	32,840
Weighted average shares — Principal Equityholders’ non-controlling interest (Class B)	89,168	89,328	89,469
Restricted stock units	153	48	9
Stock options	—	—	1
Weighted average shares — diluted	122,384	122,313	122,319
Earnings per common share — basic:
Income from continuing operations	$1.38	$1.83	$0.91
Income from discontinued operations, net of tax	$0.47	$0.34	$0.47
Net income available to Taylor Morrison Home Corporation	$1.85	$2.17	$1.38
Earnings per common share — diluted:
Income from continuing operations	$1.38	$1.83	$0.91
Income from discontinued operations, net of tax	$0.47	$0.34	$0.47
Net income available to Taylor Morrison Home Corporation	$1.85	$2.17	$1.38

We excluded a total weighted average of 1,535,441, 1,281,959, 1,439,645 stock options and restricted stock units (“RSUs”) from the calculation of earnings per share for the years ended December 31, 2015, 2014, and 2013, respectively, as their inclusion is anti-dilutive.

The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distribution on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. Additionally, the income from Principal Equityholders’ non-controlling interest and the related Class B Common Stock may produce a slight anti-dilutive effect on diluted earnings per common share.

5. DISCONTINUED OPERATIONS

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

For the year ended December 31, 2015, we did not record any revenues or expenses related to the operations of Monarch. We closed on the sale on January 28, 2015 and the activity recorded in 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price for Monarch, less related costs and tax. The components of discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$—	$395,070	$407,156
Transaction expenses from discontinued operations	$(9,043)	$—	$—
Gain on sale of discontinued operations	80,205	—	—
Pre-tax income from discontinued operations	$71,162	$61,786	$93,391
Provision for taxes	(13,103)	(19,884)	(26,878)
Income from discontinued operations, net of tax	$58,059	$41,902	$66,513

The components of assets and liabilities of discontinued operations at December 31, 2014 were as follows (in thousands):

Cash and cash equivalents	$227,988
Restricted cash	11,474
Real estate inventory	149,087
Land deposits	7,547
Loans receivable	40,808
Tax indemnification receivable	5,194
Prepaid expenses and other assets, net	11,197
Other receivables, net	1,984
Investments in unconsolidated entities	111,887
Deferred tax assets, net	3,233
Property and equipment, net	2,546
Intangible assets, net	3,500
Total assets of discontinued operations	$576,445
Accounts payable	$14,438
Accrued expenses and other liabilities	44,554
Income taxes payable	8,076
Customer deposits	11,166
Loans payable and other borrowings	90,331
Total liabilities of discontinued operations	$168,565

6. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following (in thousands):

	As of December 31,
	2015	2014
Operating communities, including capitalized interest(1)	$2,945,418	$2,217,067
Real estate held for development or held for sale(1)	173,448	294,556
Total owned inventory	3,118,866	2,511,623
Real estate not owned under option contracts	7,921	6,698
Total real estate inventory	$3,126,787	$2,518,321
(1) Operating communities, including capitalized interest represents the value of all active production of owned land and inventory. Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, future phases of current projects that will be developed as prior phases sell out, and mothball communities.

The development status of our land inventory was as follows (dollars in thousands):

	As of
	December 31, 2015		December 31, 2014
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	8,300	$378,081	9,825	$464,882
Partially developed	8,904	645,276	8,680	654,759
Finished	12,294	1,305,697	8,727	787,033
Long-term strategic assets	3,105	12,165	3,564	27,993
Total	32,603	$2,341,219	30,796	$1,934,667

Land Deposits — As of December 31, 2015 and 2014, we had the right to purchase approximately 8,888 and 5,372 lots respectively, under land option purchase contracts, which represents an aggregate purchase price of $710.6 million and $323.5 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, our exposure to loss related to our option contracts with third parties and unconsolidated entities consists of non-refundable option deposits totaling $34.1 million and $34.5 million, respectively. Creditors of these unconsolidated entities, if any, generally have no recourse against us.

For the years ended December 31, 2015, 2014 and 2013, no impairment of option deposits or capitalized pre-acquisition costs were recorded. We continue to evaluate the terms of open land option and purchase contracts and may impair option deposits and capitalized pre-acquisition costs in the future.

Capitalized Interest — Interest capitalized, incurred, expensed and amortized was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest capitalized — beginning of period	$94,880	$71,263	$45,387
Interest incurred	93,431	88,782	61,582
Interest expensed	—	—	(812)
Interest amortized to cost of closings	(83,163)	(65,165)	(34,894)
Interest capitalized — end of period	$105,148	$94,880	$71,263

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.

Summarized, unaudited financial information of unconsolidated entities that are accounted for by the equity method was as follows (in thousands):

	As of December 31,
	2015	2014
Assets:
Real estate inventory	$586,359	$396,858
Other assets	119,781	59,963
Total assets	$706,140	$456,821
Liabilities and owners’ equity:
Debt	$273,769	$129,561
Other liabilities	11,239	8,870
Total liabilities	$285,008	$138,431
Owners’ equity:
TMHC	128,448	110,291
Others	292,684	208,099
Total owners’ equity	421,132	318,390
Total liabilities and owners’ equity	$706,140	$456,821

	Year Ended December 31,
	2015	2014	2013
Revenues	$26,865	$23,020	$11,062
Costs and expenses	(23,667)	(12,221)	(4,002)
Income of unconsolidated entities	$3,198	$10,799	$7,060
Company’s share in income of unconsolidated entities	$1,759	$5,405	$2,895
Distributions of earnings from unconsolidated entities	$12,267	$3,746	$1,800

8. INTANGIBLE ASSETS

At December 31, 2015, the gross carrying amount and accumulated amortization of intangible assets was $14.0 million and $9.8 million, respectively. At December 31, 2014, the gross carrying amount and accumulated amortization was $14.0 million and $8.5 million, respectively.

Amortization of intangible assets is recorded on a straight-line basis over the life of the asset. Amortization expense recorded during the year ended December 31, 2015, 2014 and 2013 was $1.1 million for each year. Additionally, during the year ended December 31, 2015, $0.2 million of lot option contracts were reclassified to real estate inventory as the lot options were exercised, which is included in the accumulated amortization amount noted above.

9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2015	2014
Real estate development costs to complete	$21,325	$24,222
Compensation and employee benefits	47,674	51,475
Self insurance and warranty reserves	43,098	44,595
Interest payable	18,621	22,033
Property and sales taxes payable	15,233	12,808
Other accruals	45,501	45,423
Total accrued expenses and other liabilities	$191,452	$200,556

Self Insurance and Warranty Reserves — a summary of the changes in our reserves are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Reserve — beginning of period	$44,595	$34,814	$31,962
Additions to reserves	19,681	16,882	14,880
Costs and claims incurred	(26,506)	(6,799)	(10,788)
Change in estimates to pre-existing reserves	5,328	(302)	(1,240)
Reserve — end of period	$43,098	$44,595	$34,814

10. DEBT

Total debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014
7.75% Senior Notes due 2020, unsecured, with $8.9 million of unamortized debt issuance costs and $3.4 million of unamortized bond premium at December 31, 2014	$—	$488,840
5.25% Senior Notes due 2021, unsecured, with $6.3 million and $7.5 million of unamortized debt issuance costs at December 31, 2015 and 2014, respectively	550,000	550,000
5.875% Senior Notes due 2023, unsecured, with $4.2 million of unamortized debt issuance costs at December 31, 2015	350,000	—
5.625% Senior Notes due 2024, unsecured, with $4.4 million and $4.9 million of unamortized debt issuance costs at December 31, 2015 and 2014, respectively	350,000	350,000
Senior Notes subtotal	$1,250,000	$1,388,840
Loans payable and other borrowings	134,824	147,516
$500 million Revolving Credit Facility with $5.1 million and $5.6 million of unamortized debt issuance costs at December 31, 2015 and 2014, respectively	115,000	40,000
Mortgage warehouse borrowings	183,444	160,750
Total debt	$1,683,268	$1,737,106

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

2021 Senior Notes

On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).
The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and the U.S. homebuilding subsidiaries of TMC (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.
There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of the 7.75% 2020 Senior Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.
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
The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.4 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.
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
The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2015 and 2014, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings (in thousands):

	At December 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$63,210	$75,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	18,009	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
JPMorgan	102,225	120,000	(2)	September 29, 2016	Pledged Cash
Total	$183,444	$245,000

	At December 31, 2014
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$62,894	$85,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,430	50,000	LIBOR + 2.75%	August 19, 2015	Mortgage Loans
JPMorgan	86,426	100,000	(2)	September 28, 2015	Pledged Cash
Total	$160,750	$235,000

(1)
The mortgage borrowings outstanding as of December 31, 2015 and 2014, are collateralized by $201.7 million and $191.1 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables.

(2)
As of December 31, 2014 and through the date of expiration of September 28, 2015, interest under the JPMorgan agreement ranged from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever was greater). The agreement was renewed in September 2015 setting the interest rate at 2.375% plus 30-day LIBOR.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2015 and 2014 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2015 and 2014. We impute interest for loans with no stated interest rates. The weighted average interest rate on $115.2 million of the loans as of December 31, 2015 was 5.8% per annum, and $19.6 million of the loans were non-interest bearing.

Future Minimum Principal Payments on Total Debt

Principal maturities of total debt for the year ending December 31, 2015 are as follows (in thousands):

2016	$257,920
2017	20,472
2018	23,503
2019	124,011
2020	4,804
Thereafter	1,252,558
Total debt	$1,683,268

11. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded to gain on foreign currency forward in the Consolidated Statements of Operations for the year ended December 31, 2015.

12. FAIR VALUE DISCLOSURES

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. All other assets and liabilities' fair value are approximated by their carrying value.

The carrying value and fair value of our financial instruments are as follows (in thousands):

		December 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$201,733	$201,733	$191,140	$191,140
Mortgage borrowings	2	183,444	183,444	160,750	160,750
Loans payable and other borrowings	2	134,824	134,824	147,516	147,516
7.75% Senior Notes due 2020	2	—	—	488,840	518,170
5.25% Senior Notes due 2021	2	550,000	552,750	550,000	539,000
5.875% Senior Notes due 2023	2	350,000	346,500	—	—
5.625% Senior Notes due 2024	2	350,000	336,000	350,000	336,000
Revolving Credit Facility	2	115,000	115,000	40,000	40,000
Contingent consideration liability	3	20,082	20,082	17,932	17,932

13. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$84,880	$83,193	$(24,403)
Foreign	5,121	(6,798)	593
Total income tax provision (benefit)	$90,001	$76,395	$(23,810)
Current:
Federal	$57,053	$91,981	$(55,771)
State	9,557	(1,341)	2,259
Foreign	5,545	—	593
Current tax provision (benefit)	$72,155	$90,640	$(52,919)
Deferred:
Federal	$16,406	$(13,549)	$24,179
State	1,864	6,102	4,930
Foreign	(424)	(6,798)	—
Deferred tax provision (benefit)	$17,846	$(14,245)	$29,109
Total income tax provision (benefit)	$90,001	$76,395	$(23,810)

The components of continuing income (loss) before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$242,787	$294,002	$(3,180)
Foreign	18,200	7,992	7,725
Income before income taxes	$260,987	$301,994	$4,545

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 35% to income before provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.0	3.6	97.0
Foreign income taxed below U.S. Rate	(0.5)	(1.1)	14.1
Valuation allowance	(1.9)	(10.4)	(348.2)
Built in loss limitation	1.6	3.1	179.2
Tax indemnity	—	—	683.7
Uncertain tax positions	—	—	(1,824.0)
Non-controlling interest	(0.2)	(0.2)	—
Disallowed compensation expense	0.2	0.2	650.4
Holding company tax	—	(1.4)	93.0
Domestic Manufacturing Deduction	(3.1)	(2.8)	—
Other	0.4	(0.7)	(104.0)
Effective Rate	34.5%	25.3%	(523.8)%

At December 31, 2015 and 2014, we had a valuation allowance of $2.6 million and $8.9 million, respectively, against net deferred tax assets, which include the tax benefit from Canadian, U.S. federal, and U.S. state net operating loss (“NOL”) carryforwards. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2027. State NOL carryforwards may be used to offset future taxable income for a period of 20 years, and begin to expire in 2026. NOL carryforwards in Canada expire in 20 years, and begin to expire in 2031. For the years ended December 31, 2015 and December 31, 2014, we recorded a net valuation allowance decrease of $6.3 million and $31.1 million, respectively. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. State deferred tax assets include approximately $9.3 million and $11.2 million at December 31, 2015 and 2014, respectively, of tax benefits related to state NOL carryovers. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and federal and state NOL carryovers.
As a result of the 2011 acquisition by our Principal Equityholders, we had a “change in control” as defined by Section 382 of the Internal Revenue Code of 1986 as amended (the “IRC”). Section 382 of the IRC imposes certain limitations on our ability to utilize certain tax attributes and net unrealized built-in losses that existed as of July 13, 2011. The gross deferred tax asset includes amounts that are considered to be net unrealized built-in losses. To the extent these net unrealized losses are realized during the 5 year period between July 13, 2011 and July 13, 2016, they may not be deductible for federal income tax reporting purposes to the extent they exceed our overall IRC Section 382 limitation. To the extent that the losses were anticipated to be non-deductible, we established a valuation allowance.
The most significant judgments we make in our assessment of the need for a valuation allowance involve estimating the amount of built-in losses that may be utilized to offset future taxable income from the sale of real estate inventory that we held on July 13, 2011, and the ability to utilize NOLs as limited by Section 382 of the IRC. Making such estimates and judgments, particularly pertaining to the future ability to utilize built-in losses, is subject to inherent uncertainties.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2015 and 2014, consisted of timing differences related to inventory impairment, expense accruals, provisions for liabilities, and NOL carryforwards. We have approximately $142.5 million in available federal NOL carryforwards, which will begin to expire in 2027. We have approximately $5.1 million in available NOL carryforwards related to our former Canadian operations, which will begin to expire in 2031. A summary of these components is as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Real estate inventory	$133,813	$157,722
Accruals and reserves	18,865	18,366
Other	23,473	21,217
Net operating losses	60,695	72,148
Total deferred tax assets	$236,846	$269,453
Deferred tax liabilities:
Real estate inventory, intangibles, other	(793)	(2,342)
Valuation allowance	(2,565)	(8,921)
Total net deferred tax assets (1)	$233,488	$258,190

(1)	The amounts shown exclude deferred tax assets for discontinued operations of $3.2 million for the year ending December 31, 2014.
We account for uncertain tax positions in accordance with ASC 740. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is, more likely than not, based on the technical merits of the position that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the more-likely-than-not recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

The following is a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ending December 31,
	2015	2014	2013
Beginning of the period	$2,353	$2,035	$85,703
Increases of current year items	5,217	—	7,200
Increases of prior year items	—	318	252
Settlement with tax authorities	—	—	(90,442)
Decreased for tax positions of prior years	(554)	—	—
Decreased due to statute of limitations	—	—	(678)
End of the period(1)	$7,016	$2,353	$2,035

(1)	The amounts shown exclude unrecognized tax benefits for discontinued operations of $6.2 million and $7.9 million for the years ending December 31, 2014 and 2013, respectively.

As of December 31, 2015, our cumulative gross unrecognized tax benefits were $7.0 million in the U.S. and all unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2014, our cumulative gross unrecognized tax benefits were $2.4 million in the U.S. This excludes unrecognized tax benefits related to discontinued operations of $6.2 million as of December 31, 2014. These amounts are included in income taxes payable and as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheets at December 31, 2015 and December 31, 2014.

During the year ended December 31, 2015 we recognized potential penalties and interest expense on our uncertain tax positions of $0.3 million, which is included in income tax provision (benefit) in the accompanying Consolidated Statements of Operations and income taxes payable in the accompanying Consolidated Balance Sheets. There were no potential penalties and interest expense recorded on uncertain tax positions for the year ended December 31, 2014. During the year ended December 31, 2013 we recognized potential penalties and interest expense on our uncertain tax positions of $0.3 million.

We are currently under examination by certain taxing authorities and anticipate finalizing these examinations during the next twelve months. The outcome of these examinations is not currently determinable. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2011 through 2015.

14. STOCKHOLDERS’ EQUITY

Capital Stock

Holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held on all matters submitted to stockholders for their vote or approval. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except with respect to the amendment of certain provisions of our amended and restated Certificate of Incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely. Such amendments must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law. The voting power of the outstanding Class B Common Stock (expressed as a percentage of the total voting power of all common stock) is equal to the percentage of partnership interests in New TMM not held directly or indirectly by TMHC.

The components and respective voting power of our outstanding Common Stock at December 31, 2015 were as follows:

	Shares Outstanding	Percentage
Class A Common Stock	32,224,421	26.6%
Class B Common Stock	89,108,569	73.4%
Total	121,332,990	100.0%

Initial Public Offering

On April 12, 2013, we completed our IPO of 32,857,800 shares of its Class A Common Stock, including 4,285,800 shares of Class A Common Stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $22.00 per share, resulting in net proceeds of $668.6 million to the Company. The shares began trading on the New York Stock Exchange (“NYSE”) on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions, TMHC became the indirect parent of TMM Holdings.

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

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock through December 31, 2015 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. In December 2015, the Board of Directors extended the last date to repurchase shares to December 31, 2016. During the year ended December 31, 2015 there were an aggregate of 934,434 shares of Class A Common Stock repurchased for $15.0 million. During the year ended December 31, 2014 there was no repurchase activity.

15. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”) which consists of 7,956,955 shares of Class A Common Stock available for issuance. The Plan provides for the grant of stock options, restricted stock units, and other awards based on our common stock. As of December 31, 2015 we had an aggregate of 5,992,621 shares of Class A Common Stock available for future grant under the Plan.

The following table provides information regarding the amount of Class A Common Stock available for future grants under the Plan:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning	6,439,532	6,517,310	—
Shares approved for issuance under the Plan	—	—	7,956,955
Grants	(847,194)	(103,622)	(1,581,675)
Forfeited/cancelled	397,580	25,641	142,030
Shares withheld for tax withholdings	2,703	203	—
Balance, ending	5,992,621	6,439,532	6,517,310

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Restricted stock units (RSUs) (1)	$3,335	$1,263	$815
Stock options	4,416	2,920	2,043
New TMM Units	1,678	1,648	4,270
J Units	—	—	80,190
Total stock compensation	$9,429	$5,831	$87,318
Income tax (expense)/benefit recognized	$(93)	$53	$—

(1)	Includes compensation expense related to restricted stock units and performance restricted stock units.

At December 31, 2015, 2014, and 2013, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $15.2 million, $16.0 million, and $21.3 million, respectively.

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

The following table summarizes stock option activity for the Plan for the year ended December 31, 2015:

	Year Ended December 31,
	2015		2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning	1,325,029	$22.35	1,250,829	$22.45	—	$—
Granted	400,258	18.78	95,700	20.91	1,380,829	22.41
Exercised	—	—	—	—	—	—
Cancelled	(217,522)	24.62	(21,500)	22.00	(130,000)	22.00
Balance, ending	1,507,765	$21.07	1,325,029	$22.35	1,250,829	$22.45
Options exercisable, at December 31, 2015	267,168	$21.98	7,963	$20.93	—	$—

	December 31,
(Dollars in thousands)	2015	2014	2013
Unamortized value of unvested stock options (net of estimated forfeitures)	$8,135	$10,092	$12,424
Weighted-average period (in years) that expense is expected to be recognized	2.6	3.4	4.3
Weighted-average remaining contractual life (in years) for options outstanding	7.9	8.3	9.3
Weighted-average remaining contractual life (in years) for options exercisable	7.3	8.5	NA

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities and expected term are based on the historical information of comparable publicly traded homebuilders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date. The fair value of stock option awards is recognized evenly over the vesting period of the options.

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Expected volatility	48.66%	48.60%	56.59%
Risk-free interest rate	1.27%	1.13% – 1.34%	0.54%
Expected term (years)	4.50	4.50	4.28
Weighted average fair value of options granted during the period	$7.73	$8.59	$11.57

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2015, 2014, and 2013:

	December 31,
(Dollars in thousands)	2015	2014	2013
Aggregate intrinsic value of options outstanding	$—	$8,046	$520
Aggregate intrinsic value of options exercisable	$—	$—	$—

The aggregate intrinsic value is based on the market price of our Class A Common Stock on December 31, 2015, the last trading day in December 2015, which was $16.00, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2015.

Performance-Based Restricted Stock Units – In April 2013, awards of performance-based restricted stock units (“PRSUs”) were granted to certain senior management and members of the Board in connection with the IPO. As of December 31, 2015 the performance condition was not met, therefore all of the PRSUs being granted subject to the performance condition were automatically forfeited without consideration and are of no further force or effect.

In 2015, we issued PRSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Class A common stock. The number of shares that may be issued in settlement of the PRSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning	175,790	179,931	—
Granted	260,144	—	191,961
Vested	(2,885)	—	—
Forfeited	(178,506)	(4,141)	(12,030)
Balance at, ending	254,543	175,790	179,931

(Dollars in thousands):	2015	2014	2013
PRSU expense recognized during the year ended December 31	$2,405	$1,054	$780
Unamortized value of PRSUs at December 31	$4,520	$2,438	$3,593
Weighted-average period expense is expected to be recognized	1.9	2.3	3.3

Non-Performance-Based Restricted Stock Units — Our non-performance-based restricted stock units (“RSUs”) consist of shares of our Class A Common Stock that have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. RSUs granted to employees will become vested with respect to 33% of the RSUs on each of the first four anniversaries of the grant date, beginning with the second anniversary. RSUs granted to members of the Board of Directors will become fully vested on the first anniversary of the grant date.

The following tables summarize the activity of our RSUs (dollars in thousands except per share amounts):

	Year Ended December 31,
	2015		2014		2013
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	9,888	$22.25	8,885	$20.82	—	$—
Granted	186,792	18.85	7,922	22.09	8,885	20.82
Vested	(8,375)	22.15	(6,919)	20.24	—	—
Forfeited	(1,552)	18.73	—	—	—	—
Balance, ending	186,753	$18.88	9,888	$22.25	8,885	$20.82

(Dollars in thousands):	2015	2014	2013
RSU expense recognized during the year ended December 31	$930	$209	$36
Unamortized value of RSUs at December 31	$2,527	$100	$149
Weighted-average period expense is expected to be recognized	3.0	1.3	1.9

The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient. During the twelve months ended December 31, 2015 and 2014, a total of 2,703 and 203 shares, respectively, were withheld on net settlement for a de minimis amount.

Equity-Based Compensation Prior to the IPO

New TMM Units — Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which are treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the year ended December 31, 2015, we paid $1.4 million in settlement of these awards, however there was no activity for the three months ended December 31, 2015.
Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
	2015		2014		2013
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding, beginning	1,431,721	$5.11	1,655,469	$5.02	1,812,099	$4.90
Paid out in connection with the IPO	—	—	—	—	(156,630)	3.64
Exchanges (1)	(87,055)	3.88	(196,024)	4.22	—	—
Forfeited (2)	(31,792)	5.24	(27,724)	6.09	—	—
Balance, ending	1,312,874	$5.45	1,431,721	$5.11	1,655,469	$5.02
Unvested New TMM Units included in ending balance	419,855	$5.85	792,320	$5.30	1,171,284	$5.20

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.

(2)
Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been cancelled.

	December 31,
(Dollars in thousands):	2015	2014	2013
Unamortized value of New TMM Units	$1,568	$3,345	$5,162
Weighted-average period expense is expected to be recognized	0.8	2.2	3.2

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

16. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. There were $16.8 million and $40.5 million in real estate inventory acquisitions from such affiliates in the years ended December 31, 2015 and 2014, respectively. We believe such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties.

In May 2015, one of our subsidiaries formed a joint venture, Pacific Point Development Partners LLC ("PPDP"), with affiliates of Oaktree Capital Management, L.P. and DMB Pacific Ventures to acquire and develop Pacifica San Juan, a coastal residential development in San Juan Capistrano, California. The acquisition of the Pacifica San Juan site from Lehman Brothers Holdings, Inc. occurred on May 19, 2015. Our subsidiary has made an initial capital investment of approximately $16.8 million in PPDP and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Pacifica San Juan site. In May 2015, PPDP entered into an approximately $257.9 million non-recourse construction and development loan with affiliates of Starwood Property Mortgage, L.L.C. as initial lender and administrative agent to finance development and home construction at the Pacifica San Juan site. In connection with entering into the loan agreement, one of our subsidiaries provided the lenders with customary guarantees, including completion, indemnity and environmental guidelines subject to usual non-recourse terms.

In April 2014, one of our subsidiaries formed a joint venture, Marblehead Development Partners LLC (“MDP”), with affiliates of Oaktree and TPG to acquire and develop Marblehead, a coastal residential development in San Clemente, California consisting of 195.5 acres. The acquisition of the Marblehead site from LV Marblehead, a subsidiary owned by Lehman Brothers Holdings Inc., occurred on April 8, 2014. Our subsidiary made an initial capital investment of approximately $46.8 million in MDP and is a minority capital partner and also the operating partner responsible for land development and homebuilding on the Marblehead site, for which we will be entitled to receive an incrementally greater return on our capital investment if the Marblehead project achieves certain economic performance thresholds. In July 2014, MDP entered into an approximately $264.2 million non-recourse construction and development loan with affiliates of Starwood Property Trust as initial lender and administrative agent to finance development and home construction at the Marblehead site. In connection with entering into the loan agreement, one of our subsidiaries provided the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms. Home construction and sales at the Marblehead site began in 2015.

In December 2014, one of our subsidiaries formed a joint venture, Tramonto Development Partners, LLC, with an affiliate of Oaktree. Our subsidiary made an initial capital investment of $16.5 million and is the administrative member and therefore designated to manage the administrative affairs of the joint venture. In connection with the formation of the joint venture, our subsidiary entered into a $54.5 million non-recourse construction and development loan to finance development and home construction within the Tramonto joint venture. In connection with entering into the loan agreement, one of our subsidiaries provided the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms. An affiliate of TPG subsequently acquired a majority participation in the Tramonto loan.

Management and Advisory Fees — In connection with the Acquisition, affiliates of the Principal Equityholders entered into services agreements relating to the provision of financial and strategic advisory services and consulting services. Subsidiaries of the Company paid affiliates of the Principal Equityholders a one-time transaction fee of $13.7 million for structuring the Acquisition. In addition, the Company paid a monitoring fee for management services and advice. The management services agreement with affiliates of TPG and Oaktree was terminated immediately prior to the IPO in exchange for an aggregate payment of $29.8 million split equally between affiliates of TPG and Oaktree, which was recorded as a transaction expense for the year ended December 31, 2013. Management fees for the year ended December 31, 2013 were $1.4 million, and such fees are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. There were no similar fees in 2015 or 2014.

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

17. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100% of employees’ voluntary contributions up to 1% of eligible compensation, and 50% for each dollar contributed between 1% and 6% of eligible compensation. We contributed $3.0 million, $2.4 million, and $1.8 million to the 401(k) Plan for the twelve months ended December 31, 2015, 2014, and 2013, respectively.

The Taylor Woodrow (USA) U.K. Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from the Company’s U.K. related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. At December 31, 2015 and 2014, we accrued $1.2 million and $1.6 million, respectively, for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of the parent companies of Taylor Woodrow Holdings (USA), Inc. and

Morrison Homes, Inc. All full-time employees were eligible to participate in this plan. The contribution percentage is based on participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. We contributed to the plan $0.9 million, $1.4 million and $0.7 million for the twelve months ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, the unfunded status of the plan was $9.3 million and $10.2 million, respectively. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

The changes in the total benefit obligation and in the fair value of assets and the funded status of the U.S. Cash Balance Plan are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Change in benefit obligations:
Benefit obligation — beginning of period	$33,929	$29,848
Interest on liabilities	1,290	1,345
Benefits paid	(1,339)	(570)
Settlements	—	(3,229)
Actuarial loss (gain)	(1,708)	6,535
Benefit obligation — end of period	$32,172	$33,929
Change in fair value of plan assets:
Fair value of plan assets — beginning of period	23,691	23,931
Return on plan assets	(329)	2,203
Employer contributions	887	1,357
Benefits paid	(1,339)	(3,800)
Fair value of plan assets — end of period	$22,910	$23,691
Unfunded status — end of period	$9,262	$10,238

The significant weighted-average assumptions adopted in measuring the benefit obligations and net periodic pension costs are as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate:
Net periodic pension cost	3.84%	4.49%	3.90%
Pension obligation	4.15	3.98	4.80
Expected return on plan assets	7.00	7.00	7.00

The overall expected long-term rate of return on plan assets assumption is determined based on the plan’s targeted allocation among asset classes and the weighted-average expected return of each class. The expected return of each class is determined based on the current yields on inflation-indexed bonds, current forecasts of inflation, and long-term historical real returns.

Components of net periodic pension cost of the U.S. Cash Balance Plan are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest cost	$1,290	$1,345	$1,294
Amortization of net actuarial loss	134	34	133
Expected return on plan assets	(1,630)	(1,621)	(1,499)
Net settlement loss	—	609	—
Net periodic pension cost	$(206)	$367	$(72)

Accumulated other comprehensive loss of $8.1 million and $7.9 million as of December 31, 2015 and 2014, respectively, and has not yet been recognized as a component of net periodic pension cost. Net settlement losses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2014. We expect approximately $0.1 million of the amounts in accumulated other comprehensive loss will be recognized into net periodic pension cost during the year ending December 31, 2016.

The estimated future benefit payments in the next five years and the five years thereafter in aggregate are as follows (dollars in thousands):

Years Ending December 31,
2016	$1,052
2017	1,455
2018	1,191
2019	1,320
2020	1,375
2021–2025	$8,313

We expect to contribute $1.3 million to the U.S. Cash Balance Plan in the year ending December 31, 2016. The fair value of the U.S. Cash Balance Plan’s assets by asset categories is as follows (in thousands):

	Fair Value Measurements at December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$11,435	$—	$—	$11,435
U.S. equity securities	8,058	—	—	8,058
International equity securities	2,481	—	—	2,481
Cash	426	—	—	426
Other	510	—	—	510
Total	$22,910	$—	$—	$22,910

	Fair Value Measurements at December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$10,391	$—	$—	$10,391
U.S. equity securities	8,820	—	—	8,820
International equity securities	2,937	—	—	2,937
Cash	1,090	—	—	1,090
Other	453	—	—	453
Total	$23,691	$—	$—	$23,691

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
			100%

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss) (dollars in thousands):

	Year Ended December 31, 2015
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)
Other comprehensive income (loss) before reclassifications	(335)	(27,779)	—	(28,114)
Gross amounts reclassified from accumulated other comprehensive loss	1,488	—	—	1,488
Net settlement loss	—	—	—	—
Foreign currency translation	518	—	—	518
Income tax (expense) benefit	(58)	—	—	(58)
Other comprehensive income (loss) net of tax	$1,613	$(27,779)	$—	$(26,166)
Gross amounts reclassified within accumulated other comprehensive income (loss)	—	—	19,079	19,079
Balance, end of period	$2,305	$(79,927)	$59,625	$(17,997)

	Year Ended December 31, 2014
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$3,987	$(16,727)	$12,288	$(452)
Other comprehensive income (loss) before reclassifications	(6,303)	(35,421)	—	(41,724)
Gross amounts reclassified from accumulated other comprehensive loss	43	—	—	43
Net settlement loss	609	—	—	609
Foreign currency translation	(55)	—	—	(55)
Income tax (expense) benefit	2,411	—	—	2,411
Other comprehensive income (loss) net of tax	$(3,295)	$(35,421)	$—	$(38,716)
Gross amounts reclassified within accumulated other comprehensive income (loss)	—	—	28,258	28,258
Balance, end of period	$692	$(52,148)	$40,546	$(10,910)

	Year Ended December 31, 2013
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$(12,088)	$(22,277)	$—	$(34,365)
Other comprehensive income (loss) before reclassifications	6,107	(17,686)	—	(11,578)
Gross amounts reclassified from accumulated other comprehensive income	177	—	3,496	3,673
Foreign currency translation	199	—	—	199
Income tax (expense) benefit	(2,496)	959	—	(1,537)
Other comprehensive income (loss) net of tax	$3,987	$(16,727)	$3,496	$(9,244)
Gross amounts reclassified within accumulated other comprehensive income (loss)	12,088	22,277	8,792	43,157
Balance, end of period	$3,987	$(16,727)	$12,288	$(452)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

19. OPERATING AND REPORTING SEGMENTS

As of December 31, 2015, we realigned our fifteen homebuilding operating divisions into three reportable homebuilding segments, East, Central and West. These segments are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics. We also have a mortgage operations segment. We have no inter-segment sales as all sales are to external customers. Our reporting segments are as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, and West Florida
Central	Austin, Dallas, and Houston (which includes a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento, and Southern California
Mortgage Operations	Taylor Morrison Home Funding (TMHF) and Inspired Title

Management primarily evaluates segment performance based on GAAP gross margin, defined as homebuilding and land revenue less cost of home construction, land development and other land sales costs and other costs incurred by, or allocated to each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity.

Segment information, excluding discontinued operations, is as follows:

	Year Ended December 31, 2015
(In thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$818,699	$1,008,664	$1,106,375	$43,082	$—	$2,976,820

Gross Margin	$179,517	$190,264	$180,588	$17,546	$—	$567,915
Selling, general and administrative expense	(74,131)	(84,588)	(72,038)	—	(63,154)	(293,911)
Equity in income of unconsolidated entities	241	150	(836)	2,204	—	1,759
Interest and other (expense) income	(3,263)	(13,991)	(311)	—	6,123	(11,442)
Loss on extinguishment of debt	—	—	—	—	(33,317)	(33,317)
Gain on foreign currency forward	—	—	—	—	29,983	29,983
Income from continuing operations before income taxes	$102,364	$91,835	$107,403	$19,750	$(60,365)	$260,987

	Year Ended December 31, 2014
(In thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$566,158	$990,440	$1,116,341	$35,493	$—	$2,708,432

Gross Margin	$139,629	$201,852	$208,943	$15,822	$—	$566,246
Selling, general and administrative expense	(50,279)	(80,769)	(66,880)	—	(52,122)	(250,050)
Equity in income of unconsolidated entities	—	3,609	386	1,410	—	5,405
Interest and other (expense) income	(2,769)	(13,921)	1,604	1	(4,522)	(19,607)
Income from continuing operations before income taxes	$86,581	$110,771	$144,053	$17,233	$(56,644)	$301,994

	Year Ended December 31, 2013
(In thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$361,734	$755,564	$768,412	$30,371	$—	$1,916,081

Gross Margin	$81,068	$146,627	$174,245	$13,925	$—	$415,865
Selling, general and administrative expense	(34,110)	(68,472)	(52,521)	—	(49,514)	(204,617)
Equity in income of unconsolidated entities	—	1,788	(23)	1,130	—	2,895
Indemnification and transaction expenses	—	—	—	—	(195,773)	(195,773)
Loss on extinguishment of debt	—	—	—	—	(10,141)	(10,141)
Interest and other (expense) income	(1,846)	(2,660)	(714)	3	1,533	(3,684)
Income from continuing operations before income taxes	$45,112	$77,283	$120,987	$15,058	$(253,895)	$4,545

(In thousands)	December 31, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$927,359	$757,863	$1,475,678	$—	$—	$—	$3,160,900
Investments in unconsolidated entities	24,098	28,832	72,646	2,872	—	—	128,448
Other assets	52,817	164,192	74,379	237,430	319,124	—	847,942
Total assets	$1,004,274	$950,887	$1,622,703	$240,302	$319,124	$—	$4,137,290

(In thousands)	December 31, 2014
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$640,224	$634,968	$1,277,673	$—	$—	$—	$2,552,865
Investments in unconsolidated entities	29,085	28,053	51,909	1,244	—	—	110,291
Other assets	42,593	124,261	37,989	204,685	483,984	576,445	1,469,957
Total assets	$711,902	$787,282	$1,367,571	$205,929	$483,984	$576,445	$4,133,113

(In thousands)	December 31, 2013
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$477,033	$571,058	$1,002,500	$—	$—	$—	$2,050,591
Investments in unconsolidated entities	—	20,191	—	1,244	—	—	21,435
Other assets	22,354	80,753	27,842	110,004	462,461	663,118	1,366,532
Total assets	$499,387	$672,002	$1,030,342	$111,248	$462,461	$663,118	$3,438,558

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The selected quarterly financial data does not agree to our previously issued quarterly reports as a result of the reclassification of our Canadian business to discontinued operations during the fourth quarter of 2014.

Quarterly results are as follows (in thousands, except per share data):

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total revenues	$509,415	$700,973	$796,288	$970,144
Gross margin	94,583	136,659	149,472	187,201
Income from continuing operations before income taxes	62,224	29,960	68,246	100,557
Net income before allocation to non-controlling interests	96,844	20,021	45,794	66,386
Net income available to Taylor Morrison Home Corporation (1)	25,962	5,077	12,344	17,667
Basic and diluted earnings per share	$0.79	$0.15	$0.37	$0.54

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total revenues	$470,475	$597,008	$629,196	$1,011,753
Gross margin	103,381	127,352	131,951	203,562
Income (loss) from continuing operations before income taxes	47,956	65,508	69,050	119,480
Net income (loss) before allocation to non-controlling interests	41,296	55,499	66,175	104,531
Net income available to Taylor Morrison Home Corporation (1)	10,932	14,816	17,846	27,875
Basic and diluted earnings per share (1)	$0.33	$0.45	$0.54	$0.84

(1)	Continuing and discontinued operations

21. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $394.8 million and $315.6 million as of December 31, 2015 and 2014, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2015 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of its business. We have a number of land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2015 and 2014, we had the right to purchase approximately 8,888 and 5,372 lots under land option and land purchase contracts, respectively, which represents an aggregate purchase price of $710.6 million and $323.5 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, we had $34.1 million and $34.5 million in land deposits related to land options and land purchase contracts, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2015 and 2014, our legal accruals were $0.8 million and $0.9 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter.

Operating Leases — We lease office facilities and certain equipment under operating lease agreements. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Approximate future minimum payments under the non-cancelable leases in effect at December 31, 2015, are as follows (in thousands):

Years Ending December 31,	Lease Payments
2016	$5,862
2017	4,445
2018	3,686
2019	3,004
2020	2,315
Thereafter	2,632
Total	$21,944

Rent expense under non-cancelable operating leases for the year ended December 31, 2015, 2014 and 2013, was $4.4 million, $4.2 million and $3.7 million, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

22. SUBSEQUENT EVENTS

On January 8, 2016, we completed the acquisition of Acadia Homes in Atlanta, Georgia, yielding approximately 1,100 lots for approximately $85 million. The acquired business will transition to the Taylor Morrison brand in the future. In accordance with Regulation S-X: Rule 1-02, we have performed various significance tests to ensure the acquisition of Acadia Homes does not require pro-forma or stand-alone financial statement disclosures. We have not completed the initial purchase price allocation with respect to the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this 2015 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of JEH Homes or divisions of Orleans Homes, both of which were business combinations that occurred during 2015. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2015. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management excluded from its assessment the internal control over financial reporting for JEH Homes and divisions of Orleans Homes, which were acquired on April 30, 2015 and July 21, 2015, respectively, and represented, on a combined basis, 6.3% of the Company's consolidated total assets (excluding capitalized interest, but including goodwill) and 4.9% of the Company's consolidated homebuilding revenues as of and for the year ended December 31, 2015. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Taylor Morrison Home Corporation
Scottsdale, Arizona

We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at JEH Homes and Orleans Homes, which were acquired on April 30, 2015 and July 21, 2015, respectively, and whose financial statements constitute a combined 6.3% of total assets (excluding capitalized interest, but including goodwill) and 4.9% of home building revenues of the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at JEH Homes and Orleans Homes. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 25, 2016

(c) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2016 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “2013 Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,949,061	$21.07	(2)	5,992,621	(3)
Equity compensation plans not approved by security holders	—	—		—

(1)
Equity compensation plans approved by security holders covers the 2013 Equity Plan. The 2013 Equity Plan is currently our only compensation plan pursuant to which our equity is awarded. This figure does not include the 1,312,874 New TMM Units (and the corresponding shares of our Class B Common Stock) that can be exchanged on a one-for-one basis for shares of our Class A Common Stock. The New TMM Units were issued pursuant to the TMM Holdings II Limited Partnership 2013 Common Unit Plan and were not made pursuant to any equity compensation plan.

(2)
Column (a) includes 441,296 shares of our Class A Common Stock underlying outstanding restricted stock units. Because there is no exercise price associated with restricted stock units, such equity awards are not include in the weighted-average exercise price calculation in column (b).

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

4.3
Indenture, dated as of April 16, 2015, relating to Taylor Morrison Communities, Inc.’s and Taylor Morrison Holdings II, Inc.'s 5.875% Senior Notes due 2023, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 7, 2015, and incorporated herein by reference).

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

10.8
Canadian Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Monarch Communities Inc. (n/k/a Taylor Morrison Holdings II, Inc.) and the other parties named therein (included as Exhibit 10.8 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

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

10.9(c)
Amendment No. 3, dated as of April 24, 2015, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014 and December 22, 2014), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.10
Form of Indemnification Agreement (included as Exhibit 10.4 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.11†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.14 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.12†
Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.13†
Taylor Morrison Long-Term Cash Incentive Plan (included as Exhibit 10.18 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.14†
Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.15†
Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.16†
TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.17†
Employment Agreement, dated as of July 13, 2011, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.7 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.17(a)†
First Amendment to Employment Agreement, dated May 17, 2012, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.8 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.18†
Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.9 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.19†
Employment Agreement, dated as of December 28, 2012, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.20†
Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation's Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference.

10.21†
2015 Non-Employee Director Deferred Compensation Plan (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.21(a)†
Form of Deferred Stock Unit Award Agreement (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.22
Amendment dated as of March 15, 2015 to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership of TMM Holdings II Limited Partnership (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.23†
Form of Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan for grants made in 2015 and thereafter (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.24†
Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan for grants made in 2015 and thereafter (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.25†
Form of Performance-Based Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan for grants made in 2015 and thereafter (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

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

* Filed herewith.
† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: February 25, 2016

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

Signature	Title	Date
/s/ Timothy R. Eller	Director and Chairman of the Board of Directors	February 25, 2016
Timothy R. Eller

/s/ James Henry	Director	February 25, 2016
James Henry

/s/ Joe S. Houssian	Director	February 25, 2016
Joe S. Houssian

/s/ Jason Keller	Director	February 25, 2016
Jason Keller

/s/ James Sholem	Director	February 25, 2016
James Sholem

/s/ Peter Lane	Director	February 25, 2016
Peter Lane

/s/ David Merritt	Director	February 25, 2016
David Merritt

/s/ Rajath Shourie	Director	February 25, 2016
Rajath Shourie

/s/ Anne L. Mariucci	Director	February 25, 2016
Anne L. Mariucci

EXHIBIT INDEX

Exhibit No.	Description
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

4.3
Indenture, dated as of April 16, 2015, relating to Taylor Morrison Communities, Inc.’s and Taylor Morrison Holdings II, Inc.'s 5.875% Senior Notes due 2023, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 7, 2015, and incorporated herein by reference).

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

10.8
Canadian Parent Governance Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation, Monarch Communities Inc. (n/k/a Taylor Morrison Holdings II, Inc.) and the other parties named therein (included as Exhibit 10.8 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

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

10.9(c)
Amendment No. 3, dated as of April 24, 2015, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014 and December 22, 2014), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.10
Form of Indemnification Agreement (included as Exhibit 10.4 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.11†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.14 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.12†
Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.13†
Taylor Morrison Long-Term Cash Incentive Plan (included as Exhibit 10.18 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.14†
Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.15†
Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.16†
TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.17†
Employment Agreement, dated as of July 13, 2011, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.7 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.17(a)†
First Amendment to Employment Agreement, dated May 17, 2012, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.8 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.18†
Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.9 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.19†
Employment Agreement, dated as of December 28, 2012, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.20†
Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation's Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference.

10.21†
2015 Non-Employee Director Deferred Compensation Plan (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.21(a)†
Form of Deferred Stock Unit Award Agreement (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.22
Amendment dated as of March 15, 2015 to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership of TMM Holdings II Limited Partnership (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.23†
Form of Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan for grants made in 2015 and thereafter (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.24†
Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan for grants made in 2015 and thereafter (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.25†
Form of Performance-Based Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan for grants made in 2015 and thereafter (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

21.1*	Subsidiaries of Taylor Morrison Home Corporation
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.