Form 10-Q
period 2016-03-31
Taylor Morrison Home Corp
filed 2016-05-04
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2016
Class A common stock, $0.00001 par value	31,886,661
Class B common stock, $0.00001 par value	89,106,748

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$141,124	$126,188
Restricted cash	1,280	1,280
Real estate inventory:
Owned inventory	3,295,803	3,118,866
Real estate not owned under option agreements	995	7,921
Total real estate inventory	3,296,798	3,126,787
Land deposits	31,193	34,113
Mortgage loans held for sale	109,174	201,733
Prepaid expenses and other assets, net	88,326	75,295
Other receivables, net	126,406	120,729
Investments in unconsolidated entities	144,278	128,448
Deferred tax assets, net	233,749	233,488
Property and equipment, net	7,483	7,387
Intangible assets, net	3,983	4,248
Goodwill	66,198	57,698
Total assets	$4,249,992	$4,117,394
Liabilities
Accounts payable	$154,897	$151,861
Accrued expenses and other liabilities	178,598	191,452
Income taxes payable	8,944	37,792
Customer deposits	123,273	92,319
Senior notes, net	1,235,733	1,235,157
Loans payable and other borrowings	154,243	134,824
Revolving credit facility borrowings, net	305,326	109,947
Mortgage warehouse borrowings	91,996	183,444
Liabilities attributable to real estate not owned under option contracts	995	7,921
Total liabilities	2,254,005	2,144,717
COMMITMENTS AND CONTINGENCIES (Note 18)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,158,855 and 33,158,855 shares issued and 31,886,661 and 32,224,421 outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,106,748 and 89,108,569 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	377,616	376,898
Treasury stock at cost; 1,272,194 and 934,434 shares as of March 31, 2016 and December 31, 2015, respectively	(19,974)	(14,981)
Retained earnings	182,810	175,997
Accumulated other comprehensive loss	(18,115)	(17,997)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	522,338	519,918
Non-controlling interests – joint ventures	6,508	6,398
Non-controlling interests – Principal Equityholders	1,467,141	1,446,361
Total stockholders’ equity	1,995,987	1,972,677
Total liabilities and stockholders’ equity	$4,249,992	$4,117,394

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
Home closings revenue, net	$629,088	$493,592
Land closings revenue	6,602	8,188
Mortgage operations revenue	9,639	7,635
Total revenues	645,329	509,415
Cost of home closings	514,532	405,104
Cost of land closings	5,632	4,666
Mortgage operations expenses	6,524	5,062
Total cost of revenues	526,688	414,832
Gross margin	118,641	94,583
Sales, commissions and other marketing costs	47,841	36,220
General and administrative expenses	29,424	20,704
Equity in income of unconsolidated entities	(782)	(303)
Interest income, net	(87)	(50)
Other expense, net	3,254	5,771
Gain on foreign currency forward	—	(29,983)
Income from continuing operations before income taxes	38,991	62,224
Income tax provision	12,887	22,042
Net income from continuing operations	26,104	40,182
Discontinued operations:
Transaction expenses from discontinued operations	—	(9,043)
Gain on sale of discontinued operations	—	80,205
Income tax expense from discontinued operations	—	(14,500)
Net income from discontinued operations	—	56,662
Net income before allocation to non-controlling interests	26,104	96,844
Net income attributable to non-controlling interests — joint ventures	(184)	(368)
Net income before non-controlling interests — Principal Equityholders	25,920	96,476
Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(19,107)	(29,133)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	—	(41,381)
Net income available to Taylor Morrison Home Corporation	$6,813	$25,962
Earnings per common share — basic:
Income from continuing operations	$0.21	$0.33
Income from discontinued operations — net of tax	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.21	$0.79
Earnings per common share — diluted:
Income from continuing operations	$0.21	$0.33
Income from discontinued operations — net of tax	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.21	$0.79
Weighted average number of shares of common stock:
Basic	31,923	33,067
Diluted	121,267	122,355

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Income before non-controlling interests, net of tax	$26,104	$96,844
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	(27,413)
Post-retirement benefits adjustments, net of tax	(447)	1,757
Other comprehensive loss, net of tax	(447)	(25,656)
Comprehensive income	25,657	71,188
Comprehensive income attributable to non-controlling interests — joint ventures	(184)	(368)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(18,778)	(51,798)
Comprehensive income available to Taylor Morrison Home Corporation	$6,695	$19,022

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2015	32,224,421	$—	89,108,569	$1	$376,898	934,434	$(14,981)	$175,997	$(17,997)	$6,398	$1,446,361	$1,972,677
Net income	—	—	—	—	—	—	—	6,813	—	184	19,107	26,104
Other comprehensive loss	—	—	—	—	—	—	—	—	(118)	—	(329)	(447)
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(1,821)	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(337,760)	—	—	—	—	337,760	(4,993)	—	—	—	—	(4,993)
Share based compensation	—	—	—	—	718	—	—	—	—	—	2,002	2,720
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	(74)	—	(74)
Balance – March 31, 2016	31,886,661	$—	89,106,748	$1	$377,616	1,272,194	$(19,974)	$182,810	$(18,115)	$6,508	$1,467,141	$1,995,987

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$26,104	$96,844
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(782)	(303)
Stock compensation expense	2,720	1,558
Distributions of earnings from unconsolidated entities	111	507
Depreciation and amortization	1,078	861
Net income from discontinued operations	—	(56,662)
Gain on foreign currency forward	—	(29,983)
Contingent consideration	1,097	1,676
Deferred income taxes	(261)	6,798
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(108,979)	(246,993)
Mortgages held for sale, prepaid expenses and other assets	75,650	67,888
Customer deposits	30,492	14,495
Accounts payable, accrued expenses and other liabilities	(14,965)	(15,952)
Income taxes payable	(28,848)	(10,912)
Net cash used in operating activities	(16,583)	(170,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(705)	(317)
Payments for business acquisitions	(52,819)	—
Decrease in restricted cash	—	655
Investments of capital into unconsolidated entities	(15,159)	(2,726)
Proceeds from sale of discontinued operations	—	268,853
Proceeds from settlement of foreign currency forward	—	29,983
Net cash (used in) provided by investing activities	(68,683)	296,448
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable and other borrowings	23,659	—
Repayments of loans payable and other borrowings	(21,558)	(20,167)
Borrowings on revolving credit facility	230,000	—
Payments on revolving credit facility	(35,000)	(40,000)
Borrowings on mortgage warehouse	211,350	158,638
Repayment on mortgage warehouse	(302,798)	(264,143)
Repurchase of common stock, net	(4,993)	—
Payment of contingent consideration	(384)	(3,050)
Distributions to non-controlling interests of consolidated joint ventures	(74)	(272)
Net cash provided by (used in) financing activities	100,202	(168,994)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(19,944)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$14,936	$(62,668)
CASH AND CASH EQUIVALENTS — Beginning of period (1)	126,188	462,205
CASH AND CASH EQUIVALENTS — End of period	$141,124	$399,537
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(42,184)	$(40,067)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$16,931	$(21,400)
Accrual of contingent consideration	$380	$—
(1) Cash and cash equivalents shown here includes the cash of Monarch Corporation. At December 31, 2014, cash held at Monarch was $227,988.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business - Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries (collectively, referred to herein as “we,” “our,” the “Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. We currently operate in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury and 55 plus buyers. Our homebuilding business operates under our Taylor Morrison and Darling Homes brands. Our business has multiple homebuilding operating divisions, and a mortgage operations and title services division, which are organized into four reportable segments: East, Central, West and Mortgage Operations. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides mortgage services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

On January 8, 2016, we completed the acquisition of Acadia Homes in Atlanta, Georgia, yielding approximately 1,100 lots for total consideration transferred of $83.6 million. See Note 3 - Business Combinations for further information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2015 Annual Report on Form 10-K. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders’ Equity.

Discontinued Operations –As a result of our decision in December 2014 to dispose of Monarch Corporation (“Monarch”), our former Canadian operating segment, the operating results and financial position of the Monarch business are presented as discontinued operations for the three months ended March 31, 2015.

Non-controlling interests –In connection with a series of transactions consummated at the time of the Company’s IPO (the “Reorganization Transactions”), the Company became the sole owner of the general partner of TMM Holdings II Limited Partnership (“New TMM”). As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Condensed Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) or by members of management and the Board of Directors.

Reclassifications - Prior period amounts related to debt issuance costs have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. Approximately $19.9 million of such costs as of December 31, 2015 have been reclassified from prepaid expenses and other assets to their respective debt liability.

Business Combinations — Acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations. In connection with our acquisitions, we determined we obtained control of a business and inputs, processes and outputs in exchange for cash and other consideration. All material assets and liabilities, including contingent consideration, were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction. Refer to Note 3 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of acquired assets, valuation of goodwill, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Non-controlling Interests – Principal Equityholders — Immediately prior to our IPO, as part of the Reorganization Transactions, the existing holders of limited partnership interests of TMM Holdings Limited Partnership (“TMM Holdings”) exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”). For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B Common Stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit, is exchangeable into one share of our Class A Common Stock in accordance with the terms of the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units.

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

We review our real estate inventory for indicators of impairment by community on a quarterly basis. In conducting our impairment analysis, we evaluate the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. If indicators of impairment are present for a community, we perform an additional analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows estimated to be generated by those assets. If the carrying value of the assets does exceed their estimated undiscounted cash flows, the assets are deemed to be impaired and are recorded at fair value as of the assessment date. An impairment charge is taken in the period with a charge to cost of home closings. For the three months ended March 31, 2016 and 2015, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease developing a project, we will impair such project if necessary to its fair value as discussed above and then cease future development and/or marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized.

In the ordinary course of business, we enter into various specific performance contracts to acquire lots. Real estate not owned under these contracts is consolidated into real estate inventory with a corresponding liability in liabilities attributable to real estate not owned under option contracts in the Condensed Consolidated Balance Sheets.

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased. To the extent the deposits are non-refundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate inventory impairment analysis. Non-refundable deposits are recorded as a component of real estate inventory in the accompanying Condensed Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements.

Investments in Consolidated and Unconsolidated Entities

Consolidated Joint Ventures and Option Agreements — In the ordinary course of business, we participate in strategic land development and homebuilding joint ventures with third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Some of these joint ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. In addition, we are involved with third parties who are involved in land development and homebuilding activities, including home sales. We review such contracts to determine whether they are a variable interest entity ("VIE"). In accordance with ASC Topic 810, “Consolidation,” for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we continue our analysis to determine if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected returns. For these entities in which we are expected to absorb the losses or benefits, we consolidate the results in the accompanying Condensed Consolidated Financial Statements.

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

We evaluate our investments in unconsolidated entities for indicators of impairment quarterly. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three months ended March 31, 2016 and 2015.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”).
ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present.

Stock Based Compensation — We have stock options, performance-based restricted stock units and non-performance based restricted stock units which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance-based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance based restricted stock units are time based awards and measured using the closing price on the date of grant and are expensed over the vesting period on a straight-line basis.

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, “Equity - Treasury Stock.” Repurchased shares are reflected as a reduction in Stockholders’ Equity and subsequent sale of repurchased shares are recognized as a change in Equity. When factored into our weighted average calculations for purposes of earnings per share, the number of repurchased shares is based on the settlement date.

Revenue Recognition

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

Mortgage operations revenue — Loan origination fees (including title fees, points, closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, “Sales of Financial Assets,” since TMHF does not have continuing involvement with the transferred assets, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale.

Recently Issued Accounting Pronouncements — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of stock compensation including its tax consequences, liability vs. equity classification, and statement of cash flows presentation. ASU 2016-09 will be effective for us in our fiscal year beginning January 1, 2017. We are currently evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 primarily impacts off-balance sheet operating leases and will require such leases, with the exception of short-term leases, to be recorded on the balance sheet. Lessor accounting is not significantly impacted by the new guidance, however certain updates were made to align lessee and lessor treatment. ASU 2016-02 will be effective for us in our fiscal year beginning January 1, 2019. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will generally need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 has been deferred and will be effective beginning January 1, 2018 and, at that time, we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

On January 8, 2016, we acquired Acadia Homes, an Atlanta based homebuilder, for total consideration (including $19.3 million of seller financing and holdbacks, and contingent consideration) of $83.6 million. In the prior year, we acquired JEH Homes, an Atlanta based homebuilder, on April 30, 2015 and three divisions of Orleans Homes in Charlotte, Raleigh and Chicago on

July 21, 2015 for combined total consideration (including seller financing and contingent consideration) of $233.7 million. In accordance with ASC Topic 805, Business Combinations, all material assets and liabilities, including contingent consideration were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction.

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

2016 Acquisition

The Company has completed a preliminary allocation of purchase price as of the acquisition date and expects to finalize the allocation within one year from the date of acquisition. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

Acadia Homes
Acquisition Date	January 8, 2016
Assets acquired
Real estate inventory	$76,152
Land deposits	984
Prepaid expenses and other assets	816
Property and equipment	204
Goodwill (1)	8,500
Total assets	$86,656

Less liabilities assumed
Accrued expenses and other liabilities	$2,562
Customer deposits	463
Net assets acquired (2)	$83,631
(1) Goodwill is fully deductible for tax purposes.
(2) Contingent consideration of $380,000 is included in the fair value of net assets acquired.

2015 Acquisitions

The Company performed an allocation of purchase price as of each acquisition date. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

	JEH Homes	Orleans Homes	Total
Acquisition Date	April 30, 2015	July 21, 2015
Assets Acquired
Real estate inventory	$55,559	$140,602	$196,161
Land deposits	—	2,236	2,236
Prepaid expenses and other assets	1,301	2,436	3,737
Property and equipment	395	623	1,018
Goodwill(1)	9,125	25,198	34,323
Total assets	$66,380	$171,095	$237,475

Less Liabilities Assumed
Accrued expenses and other liabilities	$—	$2,700	$2,700
Customer deposits	—	1,081	1,081
Net assets acquired(2)	$66,380	$167,314	$233,694
(1) Goodwill is fully deductible for tax purposes. We allocated $27.8 million and $6.5 million of goodwill to our East and West homebuilding operating segments, respectively.
(2) Contingent consideration of $3.2 million is included in the fair value of net assets acquired.

4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for shares of Class A Common Stock and if all outstanding equity awards to issue shares of Class A Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income available to TMHC – basic	$6,813	$25,962
Income from discontinued operations, net of tax	—	56,662
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	—	(41,381)
Net income from discontinued operations – basic	$—	$15,281
Net income from continuing operations – basic	$6,813	$10,681
Net income from continuing operations – basic	$6,813	$10,681
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	19,107	29,133
Loss fully attributable to public holding company	72	119
Net income from continuing operations – diluted	$25,992	$39,933
Net income from discontinued operations – diluted	$—	$56,662
Denominator:
Weighted average shares – basic (Class A)	31,923	33,067
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	89,107	89,204
Restricted stock units	237	84
Weighted average shares – diluted	121,267	122,355
Earnings per common share – basic:
Income from continuing operations	$0.21	$0.33
Income from discontinued operations, nets of tax	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.21	$0.79
Earnings per common share – diluted:
Income from continuing operations	$0.21	$0.33
Income from discontinued operations, net of tax	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.21	$0.79
We excluded a total weighted average of 2,136,552 and 1,515,967 stock options and unvested restricted stock units (“RSUs”) from the calculation of earnings per share for the three months ended March 31, 2016 and 2015, respectively, as their inclusion would be anti-dilutive.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.
5. DISCONTINUED OPERATIONS
In connection with the decision to sell Monarch in December 2014, which closed in January 2015, the operating results of the Monarch business are classified as discontinued operations – net of applicable taxes in the Condensed Consolidated Statements of Operations for three months ended March 31, 2015. There were no assets and liabilities of discontinued operations at March 31, 2016 and December 31, 2015.

For the three months ended March 31, 2016, there was no activity recorded related to Monarch or its operations. No revenues or expenses related to the operations of Monarch were recorded in 2015, however, the recorded activity for the three months ended March 31, 2015, consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price of Monarch, less related costs and tax.

6. DERIVATIVE FINANCIAL INSTRUMENT
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
The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded to gain on foreign currency forward in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. There was no activity related to derivative financial instruments for the three months ended March 31, 2016.

7. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Real estate developed and under development	$2,246,079	$2,167,771
Real estate held for development or held for sale (1)	187,263	173,448
Operating communities (2)	751,499	672,499
Capitalized interest	110,962	105,148
Total owned inventory	3,295,803	3,118,866
Real estate not owned under option contracts	995	7,921
Total real estate inventory	$3,296,798	$3,126,787
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, future phases of current projects that will be developed as prior phases sell out, and mothball communities.
(2) Operating communities consists of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2016		December 31, 2015
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	8,014	$374,700	8,300	$378,081
Partially developed	9,110	610,779	8,904	645,276
Finished	12,936	1,435,709	12,294	1,305,697
Long-term strategic assets	3,105	12,154	3,105	12,165
Total	33,165	$2,433,342	32,603	$2,341,219

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of March 31, 2016 and December 31, 2015, we had the right to purchase 8,568 and 8,888 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $679.7 million and $710.6 million as of March 31, 2016 and December 31, 2015, respectively. We do not have title to the property and the creditors generally have no recourse against the Company. As of March 31, 2016 and December 31, 2015, our exposure to loss related to our option contracts with third parties and unconsolidated entities consist of non-refundable option deposits totaling $31.2 million and $34.1 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest capitalized - beginning of period	$105,148	$94,880
Interest incurred	22,244	25,039
Interest amortized to cost of home closings	(16,430)	(16,027)
Interest capitalized - end of period	$110,962	$103,892
8. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.
Summarized, unaudited financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	March 31, 2016	December 31, 2015
Assets:
Real estate inventory	$605,118	$586,359
Other assets	149,948	119,781
Total assets	$755,066	$706,140
Liabilities and owners’ equity:
Debt	$287,961	$273,769
Other liabilities	14,979	11,239
Total liabilities	302,940	285,008
Owners’ equity:
TMHC	144,278	128,448
Others	307,848	292,684
Total owners’ equity	452,126	421,132
Total liabilities and owners’ equity	$755,066	$706,140

	Three Months Ended March 31,
	2016	2015
Revenues	$12,620	$1,695
Costs and expenses	(10,110)	(1,173)
Income of unconsolidated entities	$2,510	$522
TMHC’s share in income of unconsolidated entities	$782	$303
Distributions of earnings from unconsolidated entities	$111	$507

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
9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Real estate development costs to complete	$16,296	$21,325
Compensation and employee benefits	32,524	47,674
Self-insurance and warranty reserves	43,195	43,098
Interest payable	25,428	18,621
Property and sales taxes payable	8,857	15,233
Other accruals	52,298	45,501
Total accrued expenses and other liabilities	$178,598	$191,452

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with the limited one year warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemity Company ("Beneva") a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Reserve - beginning of period	$43,098	$44,595
Additions to reserves	5,768	2,700
Costs and claims incurred	(6,585)	(5,934)
Change in estimates to pre-existing reserves	914	1,595
Reserve - end of period	$43,195	$42,956
10. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2016			December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$5,988	$544,012	$550,000	$6,287	$543,713
5.875% Senior Notes due 2023, unsecured	350,000	4,017	345,983	350,000	4,160	345,840
5.625% Senior Notes due 2024, unsecured	350,000	4,262	345,738	350,000	4,396	345,604
Senior Notes subtotal	1,250,000	14,267	1,235,733	1,250,000	14,843	1,235,157
Loans payable and other borrowings	154,243	—	154,243	134,824	—	134,824
Revolving Credit Facility	310,000	4,674	305,326	115,000	5,053	109,947
Mortgage warehouse borrowings	91,996	—	91,996	183,444	—	183,444
Total Senior Notes and bank financing	$1,806,239	$18,941	$1,787,298	$1,683,268	$19,896	$1,663,372

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of 7.75% Senior Notes due 2020 on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million during the second quarter of 2015, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2023 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the 2023 Senior Notes. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 and 2023 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2023 Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2024 Senior Notes.

$500.0 Million Revolving Credit Facility
On April 24, 2015, we entered into Amendment No. 3 to the Revolving Credit Facility. Among other things, this amendment increased the amount available under the Revolving Credit Facility to $500.0 million, extended the maturity of the Revolving Credit Facility to April 12, 2019 and reduced certain interest margins payable thereunder. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023 and 2024 Senior Notes.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.5 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$31,550	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	4,987	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	55,459	100,000	LIBOR + 2.375%	September 29, 2016	Mortgage Loans and Pledged Cash
Total	$91,996	$205,000

	As of December 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$63,210	$75,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	18,009	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	102,225	120,000	(2)	September 29, 2016	Mortgage Loans and Pledged Cash
Total	$183,444	$245,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2016 and December 31, 2015, are collateralized by $109.2 million and $201.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $1.3 million, for both periods presented, of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2) Through the date of expiration of September 28, 2015, interest under the J.P. Morgan agreement ranged from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever was greater). The agreement was renewed in September 2015 setting the interest rate at 2.375% plus 30-day LIBOR.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2016 and December 31, 2015 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at March 31, 2016 and December 31, 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $107.6 million of the loans as of March 31, 2016 was 5.4% per annum, and $46.6 million of the loans were non-interest bearing.

11. FAIR VALUE DISCLOSURES
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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of our mortgage warehouse borrowings and loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated by discounting to present value the contingent payments expected to be made for each acquisition based on a probability-weighted scenario approach. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. The carrying value and fair value of our financial instruments are as follows (in thousands):

		March 31, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$109,174	$109,174	$201,733	$201,733
Mortgage warehouse borrowings	2	91,996	91,996	183,444	183,444
Loans payable and other borrowings	2	154,243	154,243	134,824	134,824
5.25% Senior Notes due 2021 (1)	2	544,012	539,000	543,713	552,750
5.875% Senior Notes due 2023 (1)	2	345,983	336,000	345,840	346,500
5.625% Senior Notes due 2024 (1)	2	345,738	335,125	345,604	336,000
Revolving Credit Facility (1)	2	305,326	310,000	109,947	115,000
Contingent consideration liability	3	17,175	17,175	20,082	20,082
(1) Carrying value for Senior Notes and the Revolving Credit Facility, as presented, includes unamortized debt issuance costs. Due to its short term nature and variable interest rates, the fair value of the Revolving Credit Facility is the outstanding borrowing amount or the carrying value, gross of debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

12. INCOME TAXES
The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was based on the federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, and certain preferential treatment of deductions and credits relating to homebuilding activities.

As of March 31, 2016, cumulative gross unrecognized tax benefits were $7.0 million, and all unrecognized tax benefits, if recognized, would favorably affect the effective tax rate. As of December 31, 2015, cumulative gross unrecognized tax benefits were also $7.0 million. These amounts are included in deferred tax assets and income taxes payable in the accompanying Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015. None of the unrecognized tax benefits are expected to reverse in the next 12 months.

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

13. STOCKHOLDERS’ EQUITY
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

The components and respective voting power of outstanding TMHC Common Stock at March 31, 2016 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	31,886,661	26.4%
Class B Common Stock	89,106,748	73.6%
Total	120,993,409	100%

Stock Repurchase Program
On November 3, 2014, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock through December 31, 2015 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. In December 2015, the Board of Directors extended the last date to repurchase shares to December 31, 2016. During the three months ended March 31, 2016, there were an aggregate of 337,760 shares of Class A Common Stock repurchased for $5.0 million. During the quarter and year ended December 31, 2015, there were an aggregate of 934,434 shares of Class A Common Stock repurchased for $15.0 million.

14. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan provides for the grant of stock options, RSUs and other equity awards based on our common stock. As of March 31, 2016 we had an aggregate of 3,847,764 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which except as described in Note 2 below, is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted stock units (RSUs) (1)	$1,382	$608
Stock options	957	1,970
New TMM units	381	519
Total stock compensation (2)	$2,720	$3,097
Income tax (expense)/benefit recognized	$(6)	$14
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.
(2) Included in the table above for the three months ended March 31, 2015 is $1.5 million of stock compensation expense related to the acceleration of vesting for equity awards held by Monarch employees. The sale of Monarch triggered a change in control provision provided for in the respective award agreements and plan document. The expense related to the acceleration of awards is included in transaction expenses from discontinued operations in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.

At March 31, 2016 and December 31, 2015, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $28.2 million and $15.2 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the three month period ending March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	441,296	$13.55
Granted	1,033,779	11.20
Vested	—	—
Forfeited	(7,444)	12.17
Balance at March 31, 2016	1,467,631	$13.39

During the three months ended March 31, 2016, we issued time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

Our time-based RSUs consist of units to be settled in shares of Class A Common Stock awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally become vested with respect to 33% of the RSUs on the second, third, and fourth anniversaries of the grant date. Time-based RSUs granted to members of the Board of Directors generally become vested on the first anniversary of the grant date.

Additionally, we issued performance-based RSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Class A common stock. The number of shares that may be issued in settlement of the performance-based RSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

Stock Options – The following table summarizes the stock option activity for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2015	1,507,765	$21.07
Granted	1,128,143	11.53
Exercised	—	—
Canceled/Forfeited	(10,104)	14.39
Outstanding at March 31, 2016	2,625,804	$17.00
Options exercisable at March 31, 2016	371,821	$21.21

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

New TMM Units – Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which are treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the three months ended March 31, 2015, we paid $1.4 million in settlement of these awards, however there was no activity for the three months ended March 31, 2016.

Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units held by management and our Board of Directors outstanding as of March 31, 2016 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	1,312,874	$5.45
Granted	—	—
Exchanges (1)	—	—
Forfeited (2)	(1,821)	10.20
Balance at March 31, 2016	1,311,053	$5.83
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
15. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. For the three months ended March 31, 2016 and 2015, there were no such transactions.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31, 2016
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive loss before reclassifications	(447)	—	—	(447)
Gross amounts reclassified from accumulated other comprehensive income	—	—	—	—
Foreign currency translation	—	—	—	—
Other comprehensive loss, net of tax	$(447)	$—	$—	$(447)
Gross amounts reclassified within accumulated other comprehensive income	—	—	329	329
Balance, end of period	$1,858	$(79,927)	$59,954	$(18,115)

	Three Months Ended March 31, 2015
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)
Other comprehensive income/(loss) before reclassifications	269	(27,413)	—	(27,144)
Gross amounts reclassified from accumulated other comprehensive income	1,488	—	—	1,488
Foreign currency translation	518	—	(518)	—
Other comprehensive income/(loss), net of tax	$2,275	$(27,413)	$(518)	$(25,656)
Gross amounts reclassified within accumulated other comprehensive (loss)/income	(2,289)	—	21,005	18,716
Balance, end of period	$678	$(79,561)	$61,033	$(17,850)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
17. OPERATING AND REPORTING SEGMENTS
As of December 31, 2015, we realigned our homebuilding reporting segments to be the East, Central and West homebuilding operating regions. Among these, we have multiple homebuilding operating divisions which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating segments into reporting segments based on similar long-term economic characteristics. We also have a mortgage and title services segment. We have no inter-segment sales as all sales are to external customers.

Our reporting segments are as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (which includes a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento and Southern California
Mortgage Operations	Taylor Morrison Home Funding and Inspired Title

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

As a result of our realignment, historical periods in the financial statements have been recast to give effect to the segment changes. Segment information, excluding discontinued operations, is as follows (in thousands):

	Three Months Ended March 31, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$177,722	$200,500	$257,468	$9,639	$—	$645,329

Gross margin	37,829	37,466	40,231	3,115	—	118,641
Selling, general and administrative expenses	(20,805)	(19,608)	(19,602)	—	(17,250)	(77,265)
Equity in (loss)/income of unconsolidated entities	—	(57)	244	595	—	782
Interest and other (expense)/income, net	(1,178)	(1,666)	182	—	(505)	(3,167)
Income from continuing operations before income taxes	$15,846	$16,135	$21,055	$3,710	$(17,755)	$38,991

	Three Months Ended March 31, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$117,963	$187,791	$196,026	$7,635	$—	$509,415

Gross margin	26,510	34,954	30,546	2,573	—	94,583
Selling, general and administrative expenses	(12,707)	(17,673)	(13,619)	—	(12,925)	(56,924)
Equity in income/(loss) of unconsolidated entities	—	144	(180)	339	—	303
Interest and other (expense)/income, net	(280)	(3,428)	(284)	—	(1,729)	(5,721)
Gain on foreign currency forward	—	—	—	—	29,983	29,983
Income from continuing operations before income taxes	$13,523	$13,997	$16,463	$2,912	$15,329	$62,224

	As of March 31, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,056,909	$803,264	$1,467,818	$—	$—	$3,327,991
Investments in unconsolidated entities	24,765	28,858	87,299	3,356	—	144,278
Other assets	68,047	150,472	44,581	130,033	384,590	777,723
Total assets	$1,149,721	$982,594	$1,599,698	$133,389	$384,590	$4,249,992

	As of December 31, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$927,359	$757,863	$1,475,678	$—	$—	$3,160,900
Investments in unconsolidated entities	24,098	28,832	72,646	2,872	—	128,448
Other assets	52,817	164,192	74,379	237,430	299,228	828,046
Total assets	$1,004,274	$950,887	$1,622,703	$240,302	$299,228	$4,117,394
18. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $406.3 million and $394.8 million as of March 31, 2016 and December 31, 2015, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2016 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2016 and December 31, 2015, our legal accruals were $1.2 million and $0.8 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “we,” “us,” or “our” refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries.

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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
Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically in Arizona, California, Colorado, Georgia, Florida, Illinois, North Carolina and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury and 55 plus buyers. Our homebuilding business operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating divisions and a mortgage and title services division, which are managed as four reportable segments: East, Central, West and Mortgage Operations, as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (which includes a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento and Southern California
Mortgage Operations	Taylor Morrison Home Funding (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

We offer single family attached and detached homes and revenue is recognized when the homes are completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development and the construction costs of the homes we sell.

Our Mortgage Operations reportable segment provides mortgage services to customers through our wholly owned mortgage subsidiary, TMHF, and title services through our wholly owned title services subsidiary, Inspired Title. Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factors that affect the comparability of our results of operations are the disposal of Monarch Corporation (“Monarch”) and gain on foreign currency hedge in January 2015, the acquisitions of JEH Homes and three divisions of Orleans Homes in the second and third quarters of 2015, respectively, and the acquisition of Acadia Homes in January 2016. For the three months ended March 31, 2015, the operating results of Monarch are included in discontinued operations, and historical periods have been recast to show the effects of our segment realignment effective December 31, 2015.

Non-GAAP Measures
In addition to the results reported in accordance with generally accepted accounting principles in the United States (“GAAP”), we have provided information in this quarterly report relating to “adjusted home closings gross margin.”

Adjusted home closings gross margin
We calculate adjusted home closings gross margin from GAAP gross margin by adding impairment charges, if any, attributable to the write-down of communities, and the amortization of capitalized interest through cost of home closings. Management uses adjusted home closings gross margin to evaluate our operational and economic performance on a consolidated basis as well as the operating and economic performance of our segments. We believe adjusted home closings gross margin is relevant and useful to investors for evaluating our overall financial performance. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measure as a measure of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ.
Recent Developments

•	On January 8, 2016, we completed the acquisition of Acadia Homes in Atlanta, Georgia, yielding approximately 1,100 lots for a total consideration transferred of $83.6 million.

First Quarter 2016 Highlights
Key financial results as of and for the three months ended March 31, 2016, as compared to the same period in 2015, are as follows:

•	Home closings revenue was $629 million, a 27% increase from the prior year quarter

•	GAAP home closings gross margin, inclusive of capitalized interest, was 18.2%, which represents a 30 basis point increase from Q1 2015

•	Net income for the quarter was $26 million with earnings per share of $0.21

•	Average community count increased 36% from the prior year quarter to 310 average communities

•	Net sales orders increased 6% from the prior year quarter to 1,828

•	Home closings increased 31% from the prior year quarter to 1,391

•	Backlog of homes under contract at the end of the quarter was 3,432 units, with a sales value of $1.6 billion

•	Average price of homes closed was $452,000

•	Average monthly absorption pace per community was 2.0 for the quarter

•	Mortgage operations reported gross profit of $3.1 million on revenue of $9.6 million

•	SG&A as a percent of home closings revenue was 12.3% for the quarter

Results of Operations
The following table sets forth our results of operations (unaudited):

(Dollars in thousands)	Three Months Ended March 31, 2016
	2016	2015
Statements of Operations Data:
Home closings revenue, net	$629,088	$493,592
Land closings revenue	6,602	8,188
Mortgage operations revenue	9,639	7,635
Total revenues	645,329	509,415
Cost of home closings	514,532	405,104
Cost of land closings	5,632	4,666
Mortgage operations expenses	6,524	5,062
Gross margin	118,641	94,583
Sales, commissions and other marketing costs	47,841	36,220
General and administrative expenses	29,424	20,704
Equity in income of unconsolidated entities	(782)	(303)
Interest income, net	(87)	(50)
Other expense, net	3,254	5,771
Gain on foreign currency forward	—	(29,983)
Income from continuing operations before income taxes	38,991	62,224
Income tax provision	12,887	22,042
Net income from continuing operations	26,104	40,182
Discontinued operations:
Income from discontinued operations	—	—
Transaction expenses from discontinued operations	—	(9,043)
Gain on sale of discontinued operations	—	80,205
Income tax provision from discontinued operations	—	(14,500)
Net income from discontinued operations	—	56,662
Net income before allocation to non-controlling interests	26,104	96,844
Net income attributable to non-controlling interests – joint ventures	(184)	(368)
Net income before non-controlling interests – Principal Equityholders	25,920	96,476
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(19,107)	(29,133)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	—	(41,381)
Net income available to Taylor Morrison Home Corporation	$6,813	$25,962
Home closings gross margin	18.2%	17.9%
Adjusted home closings gross margin	20.8%	21.2%
Sales, commissions and other marketing costs as a percentage of home closings revenue	7.6%	7.3%
General and administrative expenses as a percentage of home closings revenue	4.7%	4.2%
Average sales price per home closed	$452	$464

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Average Active Selling Communities

	Three Months Ended March 31,
	2016	2015	Change
East	118	74	59.5%
Central	113	92	22.8
West	79	62	27.4
Total	310	228	36.0%

Consolidated:
Average active selling communities for the three months ended March 31, 2016 increased by 36.0% when compared to the same period in the prior year. Both legacy and recently acquired divisions experienced growth which contributed to the overall increase in average active selling communities. We opened new communities and closed out existing communities throughout all of our legacy markets. We open communities when we believe we have the greatest probability of capitalizing on favorable market conditions in which the community is located.

Net Sales Orders

(Dollars in thousands)	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	714	467	52.9%	$277,614	$187,884	47.8%	$389	$402	(3.2)%
Central	431	575	(25.0)	197,650	252,580	(21.7)	459	439	4.6
West	683	687	(0.6)	362,469	331,033	9.5	531	482	10.2
Total	1,828	1,729	5.7%	$837,733	$771,497	8.6%	$458	$446	2.7%
(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The number of net homes sold and sales value of homes increased by 52.9% and 47.8%, respectively, for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in average active selling communities as a result of the acquisitions of our new divisions in Atlanta, Raleigh, and Charlotte. The average selling price of net homes sold decreased by 3.2% which was primarily driven by Atlanta, Raleigh, and Charlotte divisions having a lower average selling price compared to the other divisions in the segment.

Central:

The number of net homes sold and sales value of homes decreased by 25.0% and 21.7%, respectively, for the three months ended March 31, 2016 compared to the same period in 2015. Lack of availability of labor resources and we believe the economic uncertainty related to the oil industry in this segment impacted the year over year performance. However, the average selling price increased by 4.6% for the three months ended March 31, 2016 compared to the prior year as result of the Darling Homes divisions.

West:
The sales value and average selling price of net homes sold increased by 9.5% and 10.2%, respectively, for the three months ended March 31, 2016 compared to the same period in 2015. Certain divisions within the West experienced price appreciation due to market demand which caused the overall average sales price to increase from the prior year.

Sales Order Cancellations

	Three Months Ended March 31,
	Canceled Sales Orders		Cancellation Rate(1)
	2016	2015	2016	2015
East	97	72	12.0%	13.4%
Central	92	76	17.6	11.7
West	104	86	13.2	11.1
Total/weighted average	293	234	13.8%	11.9%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

Consolidated:
The primary driver for the increase in the consolidated cancellation rate was the Central region. We believe the increase in this region was a result of the market’s recent uncertain economic conditions relating to the oil industry, which caused pressure on an already constrained trade labor base and caused cycle times to be delayed. We believe a favorable financing market, our use of prequalification criteria through TMHF and increased earnest money deposits helped us maintain a low cancellation rate on a consolidated level.

Sales Order Backlog

	As of March 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,166	743	56.9%	$495,026	$340,615	45.3%	$425	$458	(7.2)%
Central	1,056	1,316	(19.8)	531,871	635,421	(16.3)	504	483	4.3
West	1,210	859	40.9	621,590	441,092	40.9	514	513	0.2
Total	3,432	2,918	17.6%	$1,648,487	$1,417,128	16.3%	$480	$486	(1.2)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

East:
Backlog units and sales value increased by 56.9% and 45.3%, respectively, primarily due to an increase in net sales orders in our legacy markets in addition to the incremental net sales orders which resulted from our recently acquired divisions in Atlanta, Raleigh, and Charlotte. The decrease in average sales price was due to the shift in product mix from Florida to other divisions within the East that have a more moderate average selling price.
Central:
Backlog units and sales value decreased by 19.8% and 16.3%, respectively, primarily due to a decrease in net sales orders, we believe as a result of the economic uncertainty related to the oil industry in this region. Average selling price increased by 4.3% primarily due to the Darling Homes brand which typically targets a consumer at a higher price point than other divisions within the segment.
West:
Backlog units and sales value increased by 40.9%, each, primarily due to an increase in net sales orders among the Phoenix and Denver divisions. A shift in the product mix from homes in the California divisions to other divisions within the segment where homes are more moderately priced, resulted in a flat average selling price.

Home Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	486	281	73.0%	$177,722	$117,518	51.2%	$366	$418	(12.4)%
Central	405	411	(1.5)	193,898	180,048	7.7	479	438	9.4
West	500	371	34.8	257,468	196,026	31.3	515	528	(2.5)
Total	1,391	1,063	30.9%	$629,088	$493,592	27.5%	$452	$464	(2.6)%

East:
The number of homes closed and home closings revenue, net increased by 73.0% and 51.2%, respectively, as a result of our newly acquired divisions in Atlanta, Charlotte, and Raleigh. The average sales price decreased by 12.4% primarily due to a shift in closings from Florida to Atlanta, Charlotte, and Raleigh where average selling prices are lower. We believe economic market improvements, as well as favorable homebuyer reception of new communities, contributed to net home closings revenue increases.

Central:

Home closings revenue, net and average selling price increased by 7.7% and 9.4%, respectively, primarily as a result of the Darling Homes brand markets. The markets which sell the Darling brand name typically attract the highest end, luxury buyers when compared to the other markets within the segment.

West:
The number of homes closed and home closings revenue, net increased by 34.8% and 31.3%, respectively, compared to the prior year period, which was primarily driven by increased average communities throughout the divisions in the segment. Average selling price of homes closed during the quarter decreased by 2.5% driven primarily by a shift of closings from the California markets to more moderately priced products in the Denver and Phoenix markets.

Land Closings Revenue

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015	Change
East	$—	$445	$(445)
Central	6,602	7,743	(1,141)
West	—	—	—
Total	$6,602	$8,188	$(1,586)

Consolidated:
We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we often include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities.

Segment Home Closings Gross Margin
The following tables set forth a reconciliation between our GAAP home closings gross margin and adjusted home closings gross margin. See“—Non-GAAP Measures—Adjusted home closings gross margin.”

	Three Months Ended March 31,
(Dollars in thousands)	East		Central		West		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015
Home closings revenue, net	$177,722	$117,518	$193,898	$180,048	$257,468	$196,026	$629,088	$493,592
Cost of home closings	139,893	91,223	157,402	148,401	217,237	165,480	514,532	405,104
Home closings gross margin	37,829	26,295	36,496	31,647	40,231	30,546	114,556	88,488
Capitalized interest amortization	3,619	3,419	5,300	5,789	7,511	6,819	16,430	16,027
Adjusted home closings gross margin	$41,448	$29,714	$41,796	$37,436	$47,742	$37,365	$130,986	$104,515
Home closings gross margin %	21.3%	22.4%	18.8%	17.6%	15.6%	15.6%	18.2%	17.9%
Adjusted home closings gross margin %	23.3%	25.3%	21.6%	20.8%	18.5%	19.1%	20.8%	21.2%

East:
Home closings gross margin percentage decreased to 21.3% from 22.4% for the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of the addition of lower margin communities from our recent acquisitions and the effects of purchase accounting stemming from business combinations.

Central:

Home closings gross margin percentage increased to 18.8% from 17.6% for the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of increased margins from an increase in average sales price for our Taylor Morrison Houston brand which was partially offset by reduced margins attributable to increased costs in our Darling Houston brand.

West:
Home closings gross margin percentage was 15.6% for both of the three months ended March 31, 2016 and 2015. Home closings gross margin remained flat as a result of increased homes closed in the Phoenix and Denver divisions which was offset by increased homes closed in the California divisions which have lower gross margin percentages.

Mortgage Operations
Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary of mortgage operations gross margin:

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Mortgage operations revenue	$9,639	$7,635
Mortgage operations expenses	6,524	5,062
Mortgage operations gross margin	$3,115	$2,573
Mortgage operations margin %	32.3%	33.7%

Our Mortgage Operations segment’s revenue increased primarily due to increased closings volume, while operating gross margin percentage decreased period over period due to a shift in loan product type.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the following periods:

	TMHF Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Three Months Ended March 31, 2016	801	$261.6	79%
Three Months Ended March 31, 2015	651	$218.3	74%

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage, for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. In the first quarter of 2016 and 2015, the average FICO score of customers who obtained mortgages through TMHF was 744 and 740, respectively.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased slightly period over period to 7.6% from 7.3% for the three months ended March 31, 2016 and 2015, respectively, primarily as a result of increased model home amortization, sales office expenses, and advertising expenses due to increased communities as well as newly acquired divisions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.7% from 4.2%, for three months ended March 31, 2016 and 2015, respectively. The increase is primarily related to acquisition costs and costs associated with integrating our newly acquired divisions and investments in our infrastructure. We continue to utilize our scalable platform, providing leverage with existing infrastructure in an effort to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $0.8 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to income being generated as a result of one of our joint ventures which began closing homes during the first quarter of 2016.

Interest Income, Net
Interest income, net includes interest incurred but not capitalized on our long-term debt and other borrowings. Interest income for three months ended March 31, 2016, is consistent with interest income for the three months ended March 31, 2015.

Other Expense, Net
Other expense, net for the three months ended March 31, 2016 and 2015 was $3.3 million and $5.8 million, respectively. The majority of the expense for both periods related to accruals for contingent consideration, pre-acquisition costs on abandoned land projects, captive insurance claims costs and financing fees on our Revolving Credit Facility.

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

Income Tax Provision

The effective tax rate for the three months ended March 31, 2016 reflects certain benefits from energy tax credits which were not available for the same period in 2015. On December 18, 2015, legislation was passed that enacted the credits retroactively for 2015 and prospectively for 2016.

Net Income

Net income from continuing operations and earnings per diluted share for the three months ended March 31, 2016 was $26.1 million and $0.21, respectively. Net income from continuing operations and earnings per diluted share for the three months ended March 31, 2015 was $40.2 million and $0.33, respectively. The decrease from the prior year was primarily due to the $30.0 million gain on foreign currency forward which was recorded during the first quarter of 2015. Adjusting for the gain on foreign currency forward, earnings per share from continuing operations was $0.21 compared to $0.17 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources
Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility (as defined below);

•	Our various series of Senior Notes (as defined below);

•	Mortgage warehouse facilities;

•	Project-level financing (including non-recourse loans);

•	Performance, payment and completion surety bonds, and letters of credit; and

•	Cash generated from operations.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations;

•	Borrowings under our Revolving Credit Facility; and

•	Additional offerings of senior notes, if available in the credit markets.

We may access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis.
Our principal uses of capital for the three months ended March 31, 2016 and 2015 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, and the payment of various liabilities. In addition, capital was used for the business acquisition of Acadia homes and investments in joint ventures for the three months ended March 31, 2016. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

(Dollars in thousands)	As of
	March 31, 2016	December 31, 2015
Total Cash, including Restricted Cash	$142,404	$127,468

Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(35,342)	(32,906)
Revolving Credit Facility Borrowings Outstanding (1)	(310,000)	(115,000)
Revolving Credit Facility Availability	154,658	352,094

Total Liquidity	$297,062	$479,562
(1) Outstanding borrowings under the Revolving Credit Facility are presented gross of debt issuance costs.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash used in operating activities was $16.6 million for the three months ended March 31, 2016 compared to $170.2 million for the three months ended March 31, 2015. The decrease in the cash used in operating activities was primarily attributable to 2015 transactions including net gain on sale from discontinued operations, gain on foreign currency forward, and higher cash spending on real estate inventory and land deposits. These decreases were partially offset by an increase in income tax payments in 2016 and lower net income.

Investing Cash Flow Activities
Net cash used in investing activities was $68.7 million for the three months ended March 31, 2016, as compared to net cash provided by investing activities of $296.4 million for the three months ended March 31, 2015. The increase in cash used in investing activities was primarily attributable to proceeds from the sale of Monarch and our foreign currency forward which occurred during the first quarter of 2015. In addition, we used cash of $52.8 million during the first quarter of 2016 for the acquisition of Acadia Homes.

Financing Cash Flow Activities
Net cash provided by financing activities was $100.2 million for the three months ended March 31, 2016, compared to $169.0 million of net cash used in financing activities for the three months ended March 31, 2015. The increase in cash provided by financing activities was primarily attributable to an increase in borrowings under our mortgage warehouse credit facilities and borrowings under the Revolving Credit Facility in 2016.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of March 31, 2016.

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

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”) which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of 7.75% Senior Notes due 2020 on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020

Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million during the second quarter of 2015, which included the payment of the redemption premium and write off of net unamortized deferred financing fees.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2023 Senior Notes. The 2024 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the 2023 Senior Notes. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 and 2023 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2023 Senior Notes.

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

Revolving Credit Facility
On April 24, 2015, we entered into Amendment No. 3 to the Revolving Credit Facility. Among other things, this amendment increased the amount available under the Revolving Credit Facility to $500.0 million, extended the maturity of the Revolving Credit Facility to April 12, 2019 and reduced certain interest margins payable thereunder. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023, and 2024 Senior Notes.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.5 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.

For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	As of March 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$31,550	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	4,987	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	55,459	100,000	LIBOR + 2.375%	September 29, 2016	Mortgage Loans and Pledged Cash
Total	$91,996	$205,000

(1)
The mortgage warehouse borrowings outstanding as of March 31, 2016, are collateralized by $109.2 million of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $1.3 million of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at March 31, 2016 and December 31, 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $107.6 million of the loans as of March 31, 2016 was 5.4% per annum, and $46.6 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

(Dollars in thousands)	As of
	March 31, 2016	December 31, 2015
Letters of credit (1)	$35,342	$32,906
Surety bonds	370,933	361,941
Total outstanding letters of credit and surety bonds	$406,275	$394,847
(1) As of March 31, 2016 and December 31, 2015, there was $200 million total capacity of letters of credit available from our Revolving Credit Facility.

Commercial Commitments and Off-Balance Sheet Arrangements as of March 31, 2016

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

For the three months ended March 31, 2016, total net capital contributed to unconsolidated joint ventures was $15.2 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of March 31, 2016, we had outstanding land purchase and lot option contracts of $679.7 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

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

Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2016, approximately 78% of our debt was fixed rate and 22% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of March 31, 2016, we had $305.3 million outstanding borrowings under our Revolving Credit Facility, net of unamortized debt issuance costs. We had $154.7 million of additional availability for borrowings and $164.7 million of additional availability for letters of credit (giving effect to $35.3 million of letters of credit outstanding as of such date). Our fixed rate debt is subject to a requirement that we offer to purchase the 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indentures governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not be expected to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2016. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate Debt	$81.0	$36.0	$13.3	$10.0	$5.6	$1,258.3	$1,404.2	$1,364.4
Weighted average interest rate(1)	3.8%	3.8%	3.8%	3.8%	3.8%	5.5%	5.3%
Variable Rate Debt(2)	$92.0	$—	$—	$310.0	$—	$—	$402.0	$402.0
Weighted average interest rate	2.7%	—	—	2.3%	—	—	2.4%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at March 31, 2016, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $4.0 million per year.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of JEH Homes and divisions of Orleans Homes, which were acquired on April 30, 2015 and July 21, 2015, respectively, and the acquisition of Acadia Homes, which we acquired in January 2016 and which represented, on a combined basis (excluding the acquired entities’ capitalized interest, but including their goodwill), 8.9% of the Company’s consolidated total assets and 9.7% of the Company’s consolidated homebuilding revenues as of and for the quarter ended March 31, 2016.

Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors set forth in Part I, Item 1A. of our 2015 Annual Report on Form 10-K. These Risk Factors may materially affect our business, financial condition or results of operations. You should carefully consider the Risk Factors set forth in our 2015 Annual Report on Form 10-K and the other information set forth elsewhere in this quarterly report. You should be aware that these Risk Factors and other information may not describe every risk facing our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, we repurchased the following number of shares of our Class A Common Stock:

(Dollars in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (a)
January 1 to January 31, 2016	337,760	$14.78	337,760	$30,000
February 1 to February 29, 2016	—	$—	—	$30,000
March 1 to March 31, 2016	—	$—	—	$30,000
Total	337,760		337,760

(a)On November 3, 2014, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock through December 31, 2015 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. In December 2015, the Board of Directors extended the last date to repurchase shares to December 31, 2016. During the three months ended March 31, 2016, there were an aggregate of 337,760 shares of Class A Common Stock repurchased for $5.0 million. During the year ended December 31, 2015, there were an aggregate of 934,434 shares of Class A Common Stock repurchased for $15.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.1*†	Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Sheryl D. Palmer.

10.2*†	First Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and C. David Cone.

10.3*†	Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Darrell C. Sherman.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	May 4, 2016
/s/ Sheryl D. Palmer
Sheryl D. Palmer
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.1*†	Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Sheryl D. Palmer.

10.2*†	First Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and C. David Cone.

10.3*†	Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Darrell C. Sherman.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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