Form 10-Q
period 2016-06-30
Taylor Morrison Home Corp
filed 2016-08-03
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2016
Class A common stock, $0.00001 par value	30,353,885
Class B common stock, $0.00001 par value	89,106,748

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$131,879	$126,188
Restricted cash	1,300	1,280
Real estate inventory:
Owned inventory	3,242,308	3,118,866
Real estate not owned under option agreements	612	7,921
Total real estate inventory	3,242,920	3,126,787
Land deposits	38,615	34,113
Mortgage loans held for sale	145,963	201,733
Prepaid expenses and other assets, net	83,294	75,295
Other receivables, net	126,566	120,729
Investments in unconsolidated entities	149,844	128,448
Deferred tax assets, net	234,457	233,488
Property and equipment, net	6,334	7,387
Intangible assets, net	3,718	4,248
Goodwill	66,198	57,698
Total assets	$4,231,088	$4,117,394
Liabilities
Accounts payable	$151,083	$151,861
Accrued expenses and other liabilities	175,284	191,452
Income taxes payable	15,608	37,792
Customer deposits	139,830	92,319
Senior notes, net	1,236,332	1,235,157
Loans payable and other borrowings	158,244	134,824
Revolving credit facility borrowings, net	210,705	109,947
Mortgage warehouse borrowings	118,099	183,444
Liabilities attributable to real estate not owned under option agreements	612	7,921
Total liabilities	2,205,797	2,144,717
COMMITMENTS AND CONTINGENCIES (Note 18)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,172,189 and 33,158,855 shares issued, 30,566,122 and 32,224,421 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,106,748 and 89,108,569 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	378,781	376,898
Treasury stock at cost; 2,606,067 and 934,434 shares as of June 30, 2016 and December 31, 2015, respectively	(39,691)	(14,981)
Retained earnings	194,495	175,997
Accumulated other comprehensive loss	(18,115)	(17,997)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	515,471	519,918
Non-controlling interests – joint ventures	6,614	6,398
Non-controlling interests – Principal Equityholders	1,503,206	1,446,361
Total stockholders’ equity	2,025,291	1,972,677
Total liabilities and stockholders’ equity	$4,231,088	$4,117,394

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Home closings revenue, net	$829,882	$682,387	$1,458,969	$1,175,980
Land closings revenue	10,936	8,743	17,540	16,931
Mortgage operations revenue	13,498	9,843	23,136	17,478
Total revenues	854,316	700,973	1,499,645	1,210,389
Cost of home closings	679,685	553,652	1,194,217	958,757
Cost of land closings	6,686	4,566	12,318	9,232
Mortgage operations expenses	8,193	6,096	14,717	11,158
Total cost of revenues	694,564	564,314	1,221,252	979,147
Gross margin	159,752	136,659	278,393	231,242
Sales, commissions and other marketing costs	59,182	47,022	107,023	83,242
General and administrative expenses	31,710	24,204	61,134	44,908
Equity in income of unconsolidated entities	(2,305)	(1,225)	(3,087)	(1,527)
Interest income, net	(15)	(82)	(102)	(132)
Other expense, net	3,412	3,463	6,666	9,232
Loss on extinguishment of debt	—	33,317	—	33,317
Gain on foreign currency forward	—	—	—	(29,983)
Income from continuing operations before income taxes	67,768	29,960	106,759	92,185
Income tax provision	22,104	9,939	34,991	31,981
Net income from continuing operations	45,664	20,021	71,768	60,204
Discontinued operations:
Transaction expenses from discontinued operations	—	—	—	(9,043)
Gain on sale of discontinued operations	—	—	—	80,205
Income tax expense from discontinued operations	—	—	—	(14,500)
Net income from discontinued operations	—	—	—	56,662
Net income before allocation to non-controlling interests	45,664	20,021	71,768	116,866
Net income attributable to non-controlling interests — joint ventures	(296)	(920)	(480)	(1,289)
Net income before non-controlling interests — Principal Equityholders	45,368	19,101	71,288	115,577
Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(33,683)	(14,024)	(52,790)	(43,157)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	—	—	—	(41,381)
Net income available to Taylor Morrison Home Corporation	$11,685	$5,077	$18,498	$31,039
Earnings per common share — basic:
Income from continuing operations	$0.37	$0.15	$0.58	$0.48
Income from discontinued operations — net of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.37	$0.15	$0.58	$0.94
Earnings per common share — diluted:
Income from continuing operations	$0.37	$0.15	$0.58	$0.48
Income from discontinued operations — net of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.37	$0.15	$0.58	$0.94
Weighted average number of shares of common stock:
Basic	31,574	33,076	31,742	33,071
Diluted	121,052	122,409	121,217	122,382

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income before non-controlling interests, net of tax	$45,664	$20,021	$71,768	$116,866
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	199	—	(27,214)
Post-retirement benefits adjustments, net of tax	—	—	(447)	1,757
Other comprehensive income (loss), net of tax	—	199	(447)	(25,457)
Comprehensive income	45,664	20,220	71,321	91,409
Comprehensive income attributable to non-controlling interests — joint ventures	(296)	(920)	(480)	(1,289)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(33,683)	(14,219)	(52,461)	(66,017)
Comprehensive income available to Taylor Morrison Home Corporation	$11,685	$5,081	$18,380	$24,103

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2015	32,224,421	$—	89,108,569	$1	$376,898	934,434	$(14,981)	$175,997	$(17,997)	$6,398	$1,446,361	$1,972,677
Net income	—	—	—	—	—	—	—	18,498	—	480	52,790	71,768
Other comprehensive loss	—	—	—	—	—	—	—	—	(118)	—	(329)	(447)
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(1,821)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	13,334	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(1,671,633)	—	—	—	—	1,671,633	(24,710)	—	—	—	—	(24,710)
Share based compensation	—	—	—	—	1,533	—	—	—	—	—	4,384	5,917
Contributions from/(Distributions to) non-controlling interests of consolidated joint ventures	—	—	—	—	350	—	—	—	—	(264)	—	86
Balance – June 30, 2016	30,566,122	$—	89,106,748	$1	$378,781	2,606,067	$(39,691)	$194,495	$(18,115)	$6,614	$1,503,206	$2,025,291

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$71,768	$116,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(3,087)	(1,527)
Stock compensation expense	5,917	3,596
Loss on extinguishment of debt	—	33,317
Distributions of earnings from unconsolidated entities	1,673	1,437
Depreciation and amortization	1,974	1,852
Debt issuance costs amortization	1,933	2,527
Net income from discontinued operations	—	(56,662)
Gain on foreign currency forward	—	(29,983)
Contingent consideration	2,349	6,705
Deferred income taxes	(969)	6,798
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(62,906)	(391,680)
Mortgages held for sale, prepaid expenses and other assets	43,734	23,728
Customer deposits	47,049	28,597
Accounts payable, accrued expenses and other liabilities	(21,584)	(17,617)
Income taxes payable	(22,185)	(20,862)
Net cash provided by (used in) operating activities	65,666	(292,908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(187)	(1,499)
Payments for business acquisitions	(52,819)	(62,440)
Distribution from unconsolidated entities	1,656	6,857
Change in restricted cash	(20)	655
Investments of capital into unconsolidated entities	(21,638)	(24,950)
Proceeds from sale of discontinued operations	—	268,853
Proceeds from settlement of foreign currency forward	—	29,983
Net cash (used in) provided by investing activities	(73,008)	217,459
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	36,631	—
Repayments of loans payable and other borrowings	(30,529)	(24,449)
Borrowings on revolving credit facility	240,000	115,000
Payments on revolving credit facility	(140,000)	(50,000)
Borrowings on mortgage warehouse	527,027	354,812
Repayment on mortgage warehouse	(592,372)	(444,077)
Proceeds from the issuance of senior notes	—	350,000
Repayments on senior notes	—	(513,608)
Repurchase of common stock	(24,710)	—
Payment of deferred financing costs	—	(4,538)
Payment of contingent consideration	(3,100)	(3,050)
Contributions from (distributions to) non-controlling interests of consolidated joint ventures, net	86	(1,373)
Net cash provided by (used in) financing activities	13,033	(221,283)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(19,927)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$5,691	$(316,659)
CASH AND CASH EQUIVALENTS — Beginning of period (1)	126,188	462,205
CASH AND CASH EQUIVALENTS — End of period	$131,879	$145,546
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(58,144)	$(59,810)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$22,708	$(28,554)
Accrual of contingent consideration	$380	$3,200
Non-cash portion of loss on debt extinguishment	$—	$5,102
(1) Cash and cash equivalents shown here includes the cash of Monarch Corporation. At December 31, 2014, cash held at Monarch was $227,988.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business - Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries (collectively, referred to herein as “we,” “our,” the “Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. We currently operate in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury and 55 plus buyers. Our homebuilding business operates under our Taylor Morrison and Darling Homes brands. Our business has multiple homebuilding operating divisions, and a mortgage operations and title services division, which are organized into multiple reportable segments. The communities in our homebuilding business offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides mortgage services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

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

Unless otherwise stated, amounts are shown in U.S. dollars. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

Discontinued Operations –As a result of our decision in December 2014 to divest of Monarch Corporation (“Monarch”), our former Canadian operating segment, the operating results and financial position of the Monarch business are presented as discontinued operations for the three and six months ended June 30, 2015.

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

Joint Ventures - We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Condensed Consolidated Statements of Operations.

Reclassifications - Prior period amounts related to debt issuance costs have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. Approximately $19.9 million of such costs as of December 31, 2015 have been reclassified from prepaid expenses and other assets to their respective debt liability.

Business Combinations — Acquisitions are accounted for in accordance with ASC Topic 805-10, Business Combinations. In connection with our acquisitions, we determined we obtained control of a business and its inputs, processes and outputs in exchange for cash and other consideration. All material assets and liabilities, including contingent consideration, were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction. Refer to Note 3 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.

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

We review our real estate inventory for indicators of impairment by community on a quarterly basis. In conducting our impairment analysis, we evaluate the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. If indicators of impairment are present for a community, we perform an additional analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows estimated to be generated by those assets. If the carrying value of the assets does exceed their estimated undiscounted cash flows, the assets are deemed to be impaired and are recorded at fair value as of the assessment date. An impairment charge is taken in the period with a charge to cost of home closings. For the three and six months ended June 30, 2016 and 2015, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. The decision may be based on financial and/or operational metrics as determined by management. If we decide to cease developing a project, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is consolidated into real estate inventory with a corresponding liability in liabilities attributable to real estate not owned under option agreements in the Condensed Consolidated Balance Sheets.

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

Investments in Consolidated and Unconsolidated Entities

Consolidated Joint Ventures — In the ordinary course of business, we participate in strategic land development and homebuilding joint ventures with third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Some of these joint ventures develop land for the sole use of the venture participants and others develop land for sale to the venture participants and to unrelated builders. In addition, we are involved with third parties who are involved in land development and homebuilding activities, including home sales. We review such contracts to determine whether they are a variable interest entity ("VIE"). In accordance with ASC Topic 810, “Consolidation,” for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we continue our analysis to determine if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected returns. For these entities in which we are expected to absorb the losses or benefits, we consolidate the results in the accompanying Condensed Consolidated Financial Statements.

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

We evaluate our investments in unconsolidated entities for indicators of impairment quarterly. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and six months ended June 30, 2016 and 2015, respectively.

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

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, “Equity - Treasury Stock.” Repurchased shares are reflected as a reduction in Stockholders’ Equity and subsequent sale of repurchased shares are recognized as a change in Equity. When factored into our weighted average calculations for purposes of earnings per share, the number of repurchased shares is based on the trade date.

Revenue Recognition

Home closings revenue, net — Home closings revenue is recorded using the completed-contract method of accounting at the time each home is delivered, title and possession are transferred to the buyer, we have no significant continuing involvement with the home, risk of loss has transferred, the buyer has demonstrated sufficient investment in the property, and the receivable, if any, from the homeowner or escrow agent is not subject to future subordination.

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

Land closings revenue — Revenue from land sales are recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient investment in the property sold. If the buyer has not made an adequate investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage operations revenue — Loan origination fees (including title fees, points, closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, “Sales of Financial Assets.” TMHF does not have continuing involvement with the transferred assets, therefore we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale.

Recently Issued Accounting Pronouncements — In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of stock compensation including its tax consequences, liability vs. equity classification, and statement of cash flows presentation. ASU 2016-09 will be effective for us in our fiscal year beginning January 1, 2017. We are currently evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, entities will generally need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 has been deferred and will be effective beginning January 1, 2018 and, at that time, we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

On January 8, 2016, we acquired Acadia Homes, an Atlanta based homebuilder, for total consideration of $83.6 million (including $19.7 million of seller financing and holdbacks and contingent consideration). We acquired JEH Homes, an Atlanta based homebuilder, on April 30, 2015 and three divisions of Orleans Homes in Charlotte, Raleigh and Chicago on July 21, 2015 for combined total consideration of $233.7 million (including seller financing and contingent consideration). In accordance with ASC Topic 805, Business Combinations, all material assets and liabilities, including contingent consideration were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction.

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

2016 Acquisition

The Company has completed an allocation of purchase price as of the acquisition date and expects to finalize the allocation within one year from the date of acquisition. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

Acadia Homes
Acquisition Date	January 8, 2016
Assets acquired
Real estate inventory	$76,152
Land deposits	984
Prepaid expenses and other assets	816
Property and equipment	204
Goodwill (1)	8,500
Total assets	$86,656

Less liabilities assumed
Accrued expenses and other liabilities	$2,562
Customer deposits	463
Net assets acquired	$83,631
(1) Goodwill is fully deductible for tax purposes. The goodwill was allocated to our East homebuilding segment.

2015 Acquisitions

The Company performed an allocation of purchase price as of each acquisition date. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

	JEH Homes	Orleans Homes	Total
Acquisition Date	April 30, 2015	July 21, 2015
Assets Acquired
Real estate inventory	$55,559	$140,602	$196,161
Land deposits	—	2,236	2,236
Prepaid expenses and other assets	1,301	2,436	3,737
Property and equipment	395	623	1,018
Goodwill(1)	9,125	25,198	34,323
Total assets	$66,380	$171,095	$237,475

Less Liabilities Assumed
Accrued expenses and other liabilities	$—	$2,700	$2,700
Customer deposits	—	1,081	1,081
Net assets acquired	$66,380	$167,314	$233,694

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income available to TMHC – basic	$11,685	$5,077	$18,498	$31,039
Income from discontinued operations, net of tax	—	—	—	56,662
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	—	—	—	(41,381)
Net income from discontinued operations – basic	$—	$—	$—	$15,281
Net income from continuing operations – basic	$11,685	$5,077	$18,498	$15,758
Net income from continuing operations – basic	$11,685	$5,077	$18,498	$15,758
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	33,683	14,024	52,790	43,157
Loss fully attributable to public holding company	100	110	173	229
Net income from continuing operations – diluted	$45,468	$19,211	$71,461	$59,144
Net income from discontinued operations – diluted	$—	$—	$—	$56,662
Denominator:
Weighted average shares – basic (Class A)	31,574	33,076	31,742	33,071
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	89,107	89,200	89,107	89,203
Restricted stock units	366	133	367	108
Stock Options	5	—	1	—
Weighted average shares – diluted	121,052	122,409	121,217	122,382
Earnings per common share – basic:
Income from continuing operations	$0.37	$0.15	$0.58	$0.48
Income from discontinued operations, nets of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.37	$0.15	$0.58	$0.94
Earnings per common share – diluted:
Income from continuing operations	$0.37	$0.15	$0.58	$0.48
Income from discontinued operations, net of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.37	$0.15	$0.58	$0.94
We excluded a total weighted average of 1,602,935 and 1,580,186 stock options and unvested restricted stock units (“RSUs”) and 2,361,178 and 1,546,380 stock options and unvested RSUs from the calculation of earnings per share for the three and six months ended June 30, 2016 and 2015, respectively, as their inclusion would be anti-dilutive.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.
5. DISCONTINUED OPERATIONS

In connection with the decision to sell Monarch in December 2014, which closed in January 2015, the operating results of the Monarch business are classified as discontinued operations – net of applicable taxes in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

No revenues or expenses related to the operations of Monarch were recorded in 2015, however, the recorded activity for the six months ended June 30, 2015, consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price of Monarch, less related costs and taxes. There were no assets and liabilities of discontinued operations at June 30, 2016 and December 31, 2015. For the six months ended June 30, 2016, there was no activity recorded related to Monarch or its operations.

6. DERIVATIVE FINANCIAL INSTRUMENT
In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The final settlement of the derivative financial instrument occurred on January 30, 2015, and a gain in the amount of $30.0 million was recorded to gain on foreign currency forward in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015. There was no activity related to derivative financial instruments for the three and six months ended June 30, 2016.

7. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Real estate developed and under development	$2,184,842	$2,167,771
Real estate held for development or held for sale (1)	187,869	173,448
Operating communities (2)	758,534	672,499
Capitalized interest	111,063	105,148
Total owned inventory	3,242,308	3,118,866
Real estate not owned under option agreements	612	7,921
Total real estate inventory	$3,242,920	$3,126,787
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

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2016		December 31, 2015
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	7,042	$349,391	8,300	$378,081
Partially developed	7,942	490,327	8,904	645,276
Finished	13,478	1,520,755	12,294	1,305,697
Long-term strategic assets	3,105	12,238	3,105	12,165
Total	31,567	$2,372,711	32,603	$2,341,219

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of June 30, 2016 and December 31, 2015, we had the right to purchase 9,196 and 8,888 lots under land option purchase contracts, respectively, for an aggregate purchase price of $753.7 million and $710.6 million as of June 30, 2016 and December 31, 2015, respectively. We do not have title to the property and the creditors generally have no recourse against the Company. As of June 30, 2016 and December 31, 2015, our exposure to loss related to our option contracts with third parties and unconsolidated entities consist of non-refundable option deposits totaling $38.6 million and $34.1 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest capitalized - beginning of period	$110,962	$103,892	$105,148	$94,880
Interest incurred	22,201	23,268	44,445	48,307
Interest amortized to cost of home closings	(22,100)	(20,690)	(38,530)	(36,717)
Interest capitalized - end of period	$111,063	$106,470	$111,063	$106,470
8. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.
Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	June 30, 2016	December 31, 2015
Assets:
Real estate inventory	$612,478	$586,359
Other assets	170,713	119,781
Total assets	$783,191	$706,140
Liabilities and owners’ equity:
Debt	$283,845	$273,769
Other liabilities	28,544	11,239
Total liabilities	312,389	285,008
Owners’ equity:
TMHC	149,844	128,448
Others	320,958	292,684
Total owners’ equity	470,802	421,132
Total liabilities and owners’ equity	$783,191	$706,140

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$37,042	$15,777	$49,662	$17,473
Costs and expenses	(30,110)	(12,859)	(40,220)	(14,030)
Income of unconsolidated entities	$6,932	$2,918	$9,442	$3,443
TMHC’s share in income of unconsolidated entities	$2,305	$1,225	$3,087	$1,527
Distributions of earnings from unconsolidated entities	$3,218	$7,787	$3,329	$8,294

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
9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Real estate development costs to complete	$13,126	$21,325
Compensation and employee benefits	42,541	47,674
Self-insurance and warranty reserves	44,342	43,098
Interest payable	17,975	18,621
Property and sales taxes payable	9,776	15,233
Other accruals	47,524	45,501
Total accrued expenses and other liabilities	$175,284	$191,452

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with the limited one year warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva") a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reserve - beginning of period	$43,195	$42,956	$43,098	$44,595
Additions to reserves	5,015	4,814	10,783	7,514
Costs and claims incurred	(5,962)	(5,516)	(12,547)	(11,450)
Change in estimates to pre-existing reserves	2,094	335	3,008	1,930
Reserve - end of period	$44,342	$42,589	$44,342	$42,589
10. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2016			December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$5,688	$544,312	$550,000	$6,287	$543,713
5.875% Senior Notes due 2023, unsecured	350,000	3,853	346,147	350,000	4,160	345,840
5.625% Senior Notes due 2024, unsecured	350,000	4,127	345,873	350,000	4,396	345,604
Senior Notes subtotal	1,250,000	13,668	1,236,332	1,250,000	14,843	1,235,157
Loans payable and other borrowings	158,244	—	158,244	134,824	—	134,824
Revolving Credit Facility	215,000	4,295	210,705	115,000	5,053	109,947
Mortgage warehouse borrowings	118,099	—	118,099	183,444	—	183,444
Total Senior Notes and bank financing	$1,741,343	$17,963	$1,723,380	$1,683,268	$19,896	$1,663,372

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of 7.75% Senior Notes due 2020 (the “2020 Senior Notes”) on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million during the second quarter of 2015, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2023 Senior Notes. The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the 2023 Senior Notes. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 and 2023 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2023 Senior Notes.

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

$500.0 Million Revolving Credit Facility
Our $500.0 million Revolving Credit Facility matures on April 12, 2019. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023 and 2024 Senior Notes.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$28,453	$30,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	33,161	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	56,485	100,000	LIBOR + 2.375%	September 26, 2016	Mortgage Loans and Pledged Cash
Total	$118,099	$180,000

	As of December 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$63,210	$75,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	18,009	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	102,225	120,000	(2)	September 26, 2016	Mortgage Loans and Pledged Cash
Total	$183,444	$245,000

(1) The mortgage warehouse borrowings outstanding as of June 30, 2016 and December 31, 2015, are collateralized by $146.0 million and $201.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $1.3 million, for both periods presented, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

(2) Through the date of expiration of September 28, 2015, interest under the J.P. Morgan agreement ranged from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever was greater). The agreement was renewed in September 2015 setting the interest rate at 2.375% plus 30-day LIBOR.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2016 and December 31, 2015 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at June 30, 2016 and December 31, 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $107.5 million of the loans as of June 30, 2016 was 5.1% per annum, and $50.7 million of the loans were non-interest bearing.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of our mortgage warehouse borrowings and loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the Revolving Credit Facility is the outstanding borrowing amount, gross of debt issuance cost, due to its short-term nature and variable interest rates. The fair value of the contingent consideration liability related to previous acquisitions was estimated by discounting to present value the contingent payments expected to be made for each acquisition based on a probability-weighted scenario approach. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. The carrying value and fair value of our financial instruments are as follows (in thousands):

		June 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$145,963	$145,963	$201,733	$201,733
Mortgage warehouse borrowings	2	118,099	118,099	183,444	183,444
Loans payable and other borrowings	2	158,244	158,244	134,824	134,824
5.25% Senior Notes due 2021 (1)	2	544,312	548,625	543,713	552,750
5.875% Senior Notes due 2023 (1)	2	346,147	349,125	345,840	346,500
5.625% Senior Notes due 2024 (1)	2	345,873	341,250	345,604	336,000
Revolving Credit Facility (1)	2	210,705	215,000	109,947	115,000
Contingent consideration liability	3	15,711	15,711	20,082	20,082
(1) Carrying value for Senior Notes and the Revolving Credit Facility, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

12. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2016 and June 30, 2015 was based on the federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, and certain preferential treatment of deductions and credits relating to homebuilding activities.

As of June 30, 2016, cumulative gross unrecognized tax benefits were $7.3 million, and all unrecognized tax benefits, if recognized, would favorably affect the effective tax rate. As of December 31, 2015, cumulative gross unrecognized tax benefits were $7.0 million. These amounts are included in deferred tax assets and income taxes payable in the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015. None of the unrecognized tax benefits are expected to reverse in the next 12 months.

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

The components and respective voting power of outstanding TMHC Common Stock at June 30, 2016 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	30,566,122	25.5%
Class B Common Stock	89,106,748	74.5%
Total	119,672,870	100%

Stock Repurchase Program
Our Board of Directors has authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock through December 31, 2016 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three and six months ended June 30, 2016, there were an aggregate of 1,333,873 and 1,671,633 shares of Class A Common Stock repurchased for $19.7 million and $24.7 million, respectively. During the quarter and year ended December 31, 2015, there were an aggregate of 934,434 shares of Class A Common Stock repurchased for $15.0 million.

14. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan, which was amended and restated in May 2016 (the “Plan”). The Plan provides for the grant of stock options, RSUs and other equity awards based on our common stock. As of June 30, 2016 we had an aggregate of 3,852,036 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which except as described in Note 2 below, is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock units (RSUs) (1)	$1,755	$818	$3,138	$1,426
Stock options	1,061	828	2,018	2,798
New TMM units	381	393	761	912
Total stock compensation (2)	$3,197	$2,039	$5,917	$5,136
Income tax expense recognized	$(20)	$(3)	$(22)	$(7)
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.
(2) Included in the table above for the six months ended June 30, 2015 is $1.5 million of stock compensation expense related to the acceleration of vesting for equity awards held by Monarch employees. The sale of Monarch triggered a change in control provision provided for in the respective award agreements and plan document. The expense related to the acceleration of awards is included in transaction expenses from discontinued operations in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2015.

At June 30, 2016 and December 31, 2015, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $25.7 million and $15.2 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	441,296	$13.55
Granted	1,083,345	11.37
Vested	(13,334)	19.50
Forfeited	(36,824)	13.38
Balance at June 30, 2016	1,474,483	$13.38

During the three and six months ended June 30, 2016, we issued time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

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

Stock Options – The following table summarizes the stock option activity for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2015	1,507,765	$21.07
Granted	1,133,642	11.54
Canceled/Forfeited	(37,790)	13.58
Outstanding at June 30, 2016	2,603,617	$17.03
Options exercisable at June 30, 2016	623,133	$21.52

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

New TMM Units – Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which are treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the six months ended June 30, 2015, we paid $1.4 million in settlement of these awards; there was no activity for the six months ended June 30, 2016.

Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units held by management and our Board of Directors outstanding as of June 30, 2016 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	1,312,874	$5.45
Forfeited (2)	(1,821)	10.20
Balance at June 30, 2016	1,311,053	$5.83
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
15. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. For the three and six months ended June 30, 2016, there were no such transactions. For the three and six months ended June 30, 2015, there were $16.8 million in real estate inventory acquisitions from such affiliates. Such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”)for the periods presented (in thousands). There was no AOCI activity in the three months ended June 30, 2016, therefore is not presented below.

	Six Months Ended June 30, 2016
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive loss before reclassifications	(447)	—	—	(447)
Other comprehensive loss, net of tax	$(447)	$—	$—	$(447)
Gross amounts reclassified within accumulated other comprehensive income	—	—	329	329
Balance, end of period	$1,858	$(79,927)	$59,954	$(18,115)

	Three Months Ended June 30, 2015
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$678	$(79,561)	$61,033	$(17,850)
Other comprehensive income before reclassifications	—	199	—	199
Other comprehensive income, net of tax	$—	$199	$—	$199
Gross amounts reclassified within accumulated other comprehensive income	—	—	(195)	(195)
Balance, end of period	$678	$(79,362)	$60,838	$(17,846)

	Six Months Ended June 30, 2015
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)
Other comprehensive income/(loss) before reclassifications	269	(27,214)	—	(26,945)
Gross amounts reclassified from accumulated other comprehensive income	1,488	—	—	1,488
Foreign currency translation	518	—	(518)	—
Other comprehensive income/(loss), net of tax	$2,275	$(27,214)	$(518)	$(25,457)
Gross amounts reclassified within accumulated other comprehensive (loss)/income	(2,289)	—	20,810	18,521
Balance, end of period	$678	$(79,362)	$60,838	$(17,846)

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

As a result of our realignment, historical periods in the financial statements have been recast to give effect to the segment changes. Segment information, excluding discontinued operations, is as follows (in thousands):

	Three Months Ended June 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$255,806	$242,010	$343,002	$13,498	$—	$854,316

Gross margin	52,828	43,830	57,789	5,305	—	159,752
Selling, general and administrative expenses	(25,813)	(23,159)	(22,828)	—	(19,092)	(90,892)
Equity in income/(loss) of unconsolidated entities	308	(164)	740	1,421	—	2,305
Interest and other (expense)/income, net	(777)	(394)	(1,131)	10	(1,105)	(3,397)
Income from continuing operations before income taxes	$26,546	$20,113	$34,570	$6,736	$(20,197)	$67,768

	Three Months Ended June 30, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$181,847	$263,284	$245,999	$9,843	$—	$700,973

Gross margin	39,844	51,233	41,835	3,747	—	136,659
Selling, general and administrative expenses	(16,499)	(21,954)	(17,193)	—	(15,580)	(71,226)
Equity in income/(loss) of unconsolidated entities	241	471	(242)	755	—	1,225
Interest and other (expense)/income, net	(745)	(3,595)	813	—	146	(3,381)
Loss on extinguishment of debt	—	—	—	—	(33,317)	(33,317)
Income from continuing operations before income taxes	$22,841	$26,155	$25,213	$4,502	$(48,751)	$29,960

	Six Months Ended June 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$433,528	$442,511	$600,470	$23,136	$—	$1,499,645

Gross margin	90,658	81,296	98,020	8,419	—	278,393
Selling, general and administrative expenses	(46,618)	(42,767)	(42,429)	—	(36,343)	(168,157)
Equity in income/(loss) of unconsolidated entities	307	(221)	985	2,016	—	3,087
Interest and other (expense)/income, net	(1,955)	(2,060)	(949)	10	(1,610)	(6,564)
Income from continuing operations before income taxes	$42,392	$36,248	$55,627	$10,445	$(37,953)	$106,759

	Six Months Ended June 30, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$299,811	$451,075	$442,025	$17,478	$—	$1,210,389

Gross margin	66,353	86,188	72,381	6,320	—	231,242
Selling, general and administrative expenses	(29,206)	(39,627)	(30,812)	—	(28,505)	(128,150)
Equity in income/(loss) of unconsolidated entities	240	615	(422)	1,094	—	1,527
Interest and other (expense)/income, net	(1,025)	(7,023)	529	—	(1,581)	(9,100)
Loss on extinguishment of debt	—	—	—	—	(33,317)	(33,317)
Gain on foreign currency forward	—	—	—	—	29,983	29,983
Income from continuing operations before income taxes	$36,362	$40,153	$41,676	$7,414	$(33,420)	$92,185

	As of June 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,056,570	$788,819	$1,436,146	$—	$—	$3,281,535
Investments in unconsolidated entities	25,233	28,779	92,617	3,215	—	149,844
Other assets	76,104	149,206	50,463	164,064	359,872	799,709
Total assets	$1,157,907	$966,804	$1,579,226	$167,279	$359,872	$4,231,088

	As of December 31, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$927,359	$757,863	$1,475,678	$—	$—	$3,160,900
Investments in unconsolidated entities	24,098	28,832	72,646	2,872	—	128,448
Other assets	52,817	164,192	74,379	237,430	299,228	828,046
Total assets	$1,004,274	$950,887	$1,622,703	$240,302	$299,228	$4,117,394
18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $404.6 million and $394.8 million as of June 30, 2016 and

December 31, 2015, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2016 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2016 and December 31, 2015, our legal accruals were $1.9 million and $0.8 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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
Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations in Arizona, California, Colorado, Georgia, Florida, Illinois, North Carolina and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury and 55 plus buyers. Our homebuilding business operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating divisions and a mortgage and title services division, which are managed as multiple reportable segments, as follows:

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

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factors that affect the comparability of our results of operations are the disposal of Monarch Corporation (“Monarch”) and gain on foreign currency hedge in January 2015, loss on extinguishment of debt and the acquisition of JEH Homes in the second quarter of 2015, the acquisition of three divisions of Orleans Homes in the third quarter of 2015, and the acquisition of Acadia Homes in

January 2016. For the six months ended June 30, 2015, the operating results of Monarch are included in discontinued operations, and historical periods have been recast to show the effects of our segment realignment effective December 31, 2015.

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

Second Quarter 2016 Highlights
Key financial results as of and for the three months ended June 30, 2016, as compared to the same period in 2015, are as follows:

•	Second quarter total revenue of $854 million

•	Average community count increased 29% from the prior year quarter to 315

•	Home closings revenue was $830 million, a 22% increase from the prior year quarter

•	GAAP home closings gross margin, inclusive of capitalized interest, was 18.1%

•	Net income for the quarter was $46 million, with earnings per share of $0.37

Results of Operations
The following table sets forth our results of operations (unaudited):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	2016	2015	2016	2015
Statements of Operations Data:
Home closings revenue, net	$829,882	$682,387	$1,458,969	$1,175,980
Land closings revenue	10,936	8,743	17,540	16,931
Mortgage operations revenue	13,498	9,843	23,136	17,478
Total revenues	854,316	700,973	1,499,645	1,210,389
Cost of home closings	679,685	553,652	1,194,217	958,757
Cost of land closings	6,686	4,566	12,318	9,232
Mortgage operations expenses	8,193	6,096	14,717	11,158
Gross margin	159,752	136,659	278,393	231,242
Sales, commissions and other marketing costs	59,182	47,022	107,023	83,242
General and administrative expenses	31,710	24,204	61,134	44,908
Equity in income of unconsolidated entities	(2,305)	(1,225)	(3,087)	(1,527)
Interest income, net	(15)	(82)	(102)	(132)
Other expense, net	3,412	3,463	6,666	9,232
Loss on extinguishment of debt	—	33,317	—	33,317
Gain on foreign currency forward	—	—	—	(29,983)
Income from continuing operations before income taxes	67,768	29,960	106,759	92,185
Income tax provision	22,104	9,939	34,991	31,981
Net income from continuing operations	45,664	20,021	71,768	60,204
Discontinued operations:
Transaction expenses from discontinued operations	—	—	—	(9,043)
Gain on sale of discontinued operations	—	—	—	80,205
Income tax provision from discontinued operations	—	—	—	(14,500)
Net income from discontinued operations	—	—	—	56,662
Net income before allocation to non-controlling interests	45,664	20,021	71,768	116,866
Net income attributable to non-controlling interests – joint ventures	(296)	(920)	(480)	(1,289)
Net income before non-controlling interests – Principal Equityholders	45,368	19,101	71,288	115,577
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(33,683)	(14,024)	(52,790)	(43,157)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	—	—	—	(41,381)
Net income available to Taylor Morrison Home Corporation	$11,685	$5,077	$18,498	$31,039
Home closings gross margin	18.1%	18.9%	18.1%	18.5%
Adjusted home closings gross margin	20.8%	21.9%	20.8%	21.6%
Sales, commissions and other marketing costs as a percentage of home closings revenue	7.1%	6.9%	7.3%	7.1%
General and administrative expenses as a percentage of home closings revenue	3.8%	3.5%	4.2%	3.8%
Average sales price per home closed	$457	$461	$455	$462

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Average Active Selling Communities

	Three Months Ended June 30,
	2016	2015	Change
East	126	87	44.8%
Central	110	93	18.3
West	79	65	21.5
Total	315	245	28.6%

	Six Months Ended June 30,
	2016	2015	Change
East	121	81	49.4%
Central	112	93	20.4
West	80	64	25.0
Total	313	238	31.5%

Average active selling communities for the three and six months ended June 30, 2016 increased by 28.6% and 31.5%, respectively, when compared to the same periods in the prior year, primarily due to our acquisitions of Acadia Homes and three divisions of Orleans Homes. The acquisition of JEH Homes also contributed to the increase for the six months ended June 30, 2016 when compared to 2015. In addition, our legacy markets experienced growth which further contributed to the overall increase in average active selling communities. From June 2015 to June 2016, we opened 113 new communities and closed out 69 existing communities throughout our legacy markets.

Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	820	573	43.1%	$315,587	$200,684	57.3%	$385	$350	10.0%
Central	493	593	(16.9)	225,004	271,422	(17.1)	456	458	(0.4)
West	712	711	0.1	389,093	345,786	12.5	546	486	12.3
Total	2,025	1,877	7.9%	$929,684	$817,892	13.7%	$459	$436	5.3%

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,534	1,040	47.5%	$593,202	$388,569	52.7%	$387	$374	3.5%
Central	924	1,168	(20.9)	422,654	524,001	(19.3)	457	449	1.8
West	1,395	1,398	(0.2)	751,563	676,819	11.0	539	484	11.4
Total	3,853	3,606	6.8%	$1,767,419	$1,589,389	11.2%	$459	$441	4.1%
(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The number of net homes sold increased by 43.1% and 47.5%, respectively, for the three and six months ended June 30, 2016 compared to the prior year. Sales value of homes increased by 57.3% and 52.7%, respectively, for the same comparative periods. The increase in the total sales value is a result of increased units which is primarily attributable to an increase in average active selling communities as a result of the acquisitions of our new divisions in Atlanta, Raleigh, and Charlotte. The average selling price of net homes sold increased throughout the East region for the three and six months ended June 30, 2016 due to our strong product acceptance in desirable locations.

Central:

The number of net homes sold decreased by 16.9% and 20.9%, respectively, for the three and six months ended June 30, 2016 compared to the prior year. Sales value of homes decreased by 17.1% and 19.3%, respectively, for the same comparative periods. For the quarter, average selling price remained relatively flat and for the first half of the year the average selling price increased by 1.8%. While the economic environment related to the oil industry in this region impacted the year-over-year performance, certain divisions in the Central region are showing continued strength in their markets as evidenced by average selling price.

West:
Sales value of homes increased by 12.5% and 11.0%, respectively, for the three and six months ended June 30, 2016 compared to the prior year. The average selling price of net homes sold increased by 12.3% and 11.4% for the quarter and six month periods, which contributed to the increased total sales value, however, net units sold remained relatively flat year-over-year.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
East	11.2%	8.6%	11.5%	10.8%
Central	17.6	13.6	17.6	12.6
West	11.1	11.0	12.0	11.0
Total Company	12.8%	11.1%	13.2%	11.5%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The primary driver for the increase in the consolidated cancellation rate was the Central region. Cancellation rates for the total company were sequentially better in the three months ended June 30, 2016 compared to the six months ended June 30, 2016. Our use of prequalification criteria through TMHF and robust earnest money deposits help us manage our cancellation rate across the company.

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,313	992	32.4%	$559,195	$404,228	38.3%	$426	$407	4.7%
Central	1,032	1,364	(24.3)	525,028	663,069	(20.8)	509	486	4.7
West	1,297	1,100	17.9	674,454	562,835	19.8	520	512	1.6
Total	3,642	3,456	5.4%	$1,758,677	$1,630,132	7.9%	$483	$472	2.3%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

East:
Backlog units and sales value increased by 32.4% and 38.3%, respectively, at June 30, 2016 compared to June 30, 2015, primarily due to an increase in net sales orders in both legacy and recently acquired markets. Average selling price increased by 4.7% to $426,000 as demand for our products in this region continues to grow.
Central:

Backlog units and sales value decreased by 24.3% and 20.8%, respectively, at June 30, 2016 compared to June 30, 2015, primarily due to a decrease in net sales orders. Despite a decrease in backlog units, the decrease in backlog dollars was partially offset by an increased average sales price.
West:
Backlog units and sales value increased by 17.9% and 19.8%, respectively, at June 30, 2016 compared to June 30, 2015, primarily due to an increase in Phoenix backlog. The product mix on a year-over-year basis resulted in an overall modest increase in average selling price.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	674	465	44.9%	$255,781	$181,848	40.7%	$379	$391	(3.1)%
Central	517	545	(5.1)	238,743	259,581	(8.0)	462	476	(2.9)
West	625	470	33.0	335,358	240,958	39.2	537	513	4.7
Total	1,816	1,480	22.7%	$829,882	$682,387	21.6%	$457	$461	(0.9)%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,160	746	55.5%	$433,503	$299,366	44.8%	$374	$401	(6.7)%
Central	922	956	(3.6)	432,640	439,630	(1.6)	469	460	2.0
West	1,125	841	33.8	592,826	436,984	35.7	527	520	1.3
Total	3,207	2,543	26.1%	$1,458,969	$1,175,980	24.1%	$455	$462	(1.5)%

East:
The number of homes closed increased by 44.9% and 55.5%, respectively, for the three and six months ended June 30, 2016 compared to the prior year, and home closings revenue, net increased by 40.7% and 44.8%, respectively, for the same comparative periods. The increase in the number of homes closed is a result of our continued improvements in sales as we grow our legacy markets though community openings as well as the incremental sales from our newly acquired divisions in Atlanta, Charlotte and Raleigh. Certain economic market improvements, as well as favorable homebuyer reception of new products and new communities, contributed to the increase in net home closings revenue. The average sales price decreased by 3.1% and 6.7%, respectively, for the three and six months ended June 30, 2016 compared to the prior year periods primarily due to a shift in closings from Florida to Atlanta, Charlotte, and Raleigh where average selling prices are lower.

Central:

The number of homes closed decreased by 5.1% and 3.6%, respectively, for the three and six months ended June 30, 2016 compared to the prior year, and home closings revenue, net decreased by 8.0% and 1.6%, respectively, for the same comparative periods. The decrease in the number of homes closed is primarily the result of Darling Homes in Houston which has a higher price point. The markets which sell the Darling brand typically attract higher end, luxury buyers when compared to the other markets within the region. Both Darling markets experienced an increase in average sales price, which contributed to the region's 2.0% increase for the first half of the year compared to the prior year. For the three months ended June 30, 2016, the slight decrease in average selling price when compared to the same period in the prior year is primarily due to product mix between the divisions within the region.

West:
The number of homes closed increased by 33.0% and 33.8%, respectively, for the three and six months ended June 30, 2016 compared to the prior year, and home closings revenue, net increased by 39.2% and 35.7%, respectively, for the same comparative periods. The increases are primarily driven by our divisions in California and Phoenix in addition to the increased average communities throughout all of the divisions in the West region. Average selling price of homes closed during the quarter increased by 4.7% and increased during the first half of the year by 1.3%. The average sales price increases are driven primarily by our higher priced California markets and to a lesser degree our Phoenix market which continues to experience strong consumer demand.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Change
East	$25	$—	$25
Central	3,267	3,702	(435)
West	7,644	5,041	2,603
Total	$10,936	$8,743	$2,193

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change
East	$25	$445	$(420)
Central	9,871	11,445	(1,574)
West	7,644	5,041	2,603
Total	$17,540	$16,931	$609

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

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Home closings revenue, net	$255,781	$181,848	$238,743	$259,581	$335,358	$240,958	$829,882	$682,387
Cost of home closings	202,920	142,004	195,355	210,208	281,410	201,440	679,685	553,652
Home closings gross margin	52,861	39,844	43,388	49,373	53,948	39,518	150,197	128,735
Capitalized interest amortization	5,196	5,091	6,731	8,058	10,173	7,541	22,100	20,690
Adjusted home closings gross margin	$58,057	$44,935	$50,119	$57,431	$64,121	$47,059	$172,297	$149,425
Home closings gross margin %	20.7%	21.9%	18.2%	19.0%	16.1%	16.4%	18.1%	18.9%
Adjusted home closings gross margin %	22.7%	24.7%	21.0%	22.1%	19.1%	19.5%	20.8%	21.9%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Home closings revenue, net	$433,503	$299,366	$432,640	$439,630	$592,826	$436,984	$1,458,969	$1,175,980
Cost of home closings	342,814	233,228	352,756	358,609	498,647	366,920	1,194,217	958,757
Home closings gross margin	90,689	66,138	79,884	81,021	94,179	70,064	264,752	217,223
Capitalized interest amortization	8,814	8,510	12,031	13,847	17,685	14,360	38,530	36,717
Adjusted home closings gross margin	$99,503	$74,648	$91,915	$94,868	$111,864	$84,424	$303,282	$253,940
Home closings gross margin %	20.9%	22.1%	18.5%	18.4%	15.9%	16.0%	18.1%	18.5%
Adjusted home closings gross margin %	23.0%	24.9%	21.2%	21.6%	18.9%	19.3%	20.8%	21.6%

On a consolidated basis home closings gross margin percentage decreased to 18.1% from 18.9% for three months ended June 30, 2016 compared to the same period of 2015 and decreased to 18.1% from 18.5% for the six months ended June 30, 2016 compared to the prior year period. Amortization of capitalized interest benefited our overall margins as we experienced a decrease in our interest rate from the redemption, in May 2015, of our 7.75% Senior Notes due 2020 and issuance, in April 2015, of our 5.875% Senior Notes due 2023. Partially offsetting this benefit, we increased closings of aged finished inventory which negatively impacted margins as such homes typically have lower margins than to-be-built homes.
East:
Home closings gross margin percentage decreased to 20.7% from 21.9% for the three months ended June 30, 2016 compared to 2015 and decreased to 20.9% from 22.1% for the six months ended June 30, 2016 compared to the prior year. The decreases are primarily as a result of the addition of lower margin communities from our recent acquisitions and the effects of purchase accounting stemming from business combinations.

Central:

Home closings gross margin percentage decreased to 18.2% from 19.0% for the three months ended June 30, 2016 compared to 2015 and increased slightly to 18.5% from 18.4% for the six months ended June 30, 2016 compared to the prior year. The change in the quarter is a result of increased construction costs in our Darling Homes business. The change for the first half of the year is a result of higher margins from a decrease in construction costs for our Taylor Morrison Houston business which was offset by reduced margins attributable to increased costs in our Darling Homes brand.

West:
Home closings gross margin percentage decreased slightly to 16.1% from 16.4% for the three months ended June 30, 2016 compared to 2015 and remained relatively flat for the six months ended June 30, 2016 compared to the prior year. The changes for all comparative periods were a result of increased homes closed in the California divisions which have lower average gross margins and higher average sales prices.

Mortgage Operations
Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary of mortgage operations gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Mortgage operations revenue	$13,498	$9,843	$23,136	$17,478
Mortgage operations expenses	8,193	6,096	14,717	11,158
Mortgage operations gross margin	$5,305	$3,747	$8,419	$6,320
Mortgage operations margin %	39.3%	38.1%	36.4%	36.2%

Our Mortgage Operations segment’s revenue increased primarily due to increased closings volume, average loan amounts, and improved capture rate.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the following periods:

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Three Months Ended June 30, 2016	1,096	$373.4	80%
Three Months Ended June 30, 2015	856	$286.4	77%

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Six Months Ended June 30, 2016	1,897	$635.1	79%
Six Months Ended June 30, 2015	1,507	$503.8	76%

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. In the second quarter of 2016 and 2015, the average FICO score of customers who obtained mortgages through TMHF was 744 for both periods. In the first half of 2016 and 2015, the average FICO score of customers who obtained their mortgages through TMHF was 742 and 740, respectively.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased for the three months ended June 30, 2016 to 7.1% from 6.9% in the same period in 2015 and to 7.3% from 7.1% for the six months ended June 30, 2016 compared to the prior year. The increases are primarily a result of increased model home amortization, sales office expenses and advertising expenses due to increased community count as well as newly acquired divisions. Our new communities typically have higher sales and marketing costs during their earlier stages of sales due to various start up costs.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 3.8% from 3.5%, for the three months ended June 30, 2016 and 2015, respectively, and to 4.2% from 3.8% for the six months ended June 30, 2016 compared to the prior year, respectively. The increase is attributable to investments we have made for the future of our company related to our organic business as well as recent acquisitions.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $2.3 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $1.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase is primarily due to our increase in active unconsolidated joint ventures. We had five active unconsolidated joint ventures at June 30, 2016 compared to three active at June 30, 2015.

Interest Income, Net
Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings. Interest income for three and six months ended June 30, 2016, was consistent with interest income for the three and six months ended June 30, 2015.

Other Expense, Net
Other expense, net for the three months ended June 30, 2016 and 2015 was $3.4 million and $3.5 million, respectively, and $6.7 million and $9.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The majority of the expense for both periods related to accruals for contingent consideration, pre-acquisition costs on abandoned land projects, captive insurance claims costs and financing fees on our Revolving Credit Facility.

Loss on Extinguishment of Debt

During the second quarter of 2015, we redeemed the entire outstanding aggregate principal amount of our 2020 Senior Notes at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write off of net unamortized deferred financing fees.

We did not incur any losses on extinguishment of debt for the three or six months ended June 30, 2016.

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

Income Tax Provision

The effective tax rate for the three months ended June 30, 2016 reflects a favorable accrual to return adjustment and certain benefits from energy tax credits which were not available for the same period in 2015. On December 18, 2015, legislation was passed that enacted the credits retroactively for 2015 and prospectively for 2016, which is contemplated in our effective rate.

Net Income

Net income from continuing operations and earnings per diluted share for the three months ended June 30, 2016 was $45.7 million and $0.37, respectively. Net income from continuing operations and earnings per diluted share for the three months ended June 30, 2015 was $20.0 million and $0.15, respectively. The increase in net income from continuing operations and earnings per share from the prior year is attributable to an increase in margin dollars, lower effective tax rates, and an increase in our repurchase of treasury shares.

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

To the extent necessary, we can also fund our current and foreseeable liquidity needs from additional offerings of senior notes, if available in the credit markets.

We may access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis.
Our principal uses of capital for the six months ended June 30, 2016 and 2015 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, and the payment of various liabilities. In addition, capital was used for the business acquisition of Acadia homes and investments in joint ventures for the six months ended June 30, 2016. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

(Dollars in thousands)	As of
	June 30, 2016	December 31, 2015
Total Cash, including Restricted Cash	$133,179	$127,468

Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(32,809)	(32,906)
Revolving Credit Facility Borrowings Outstanding (1)	(215,000)	(115,000)
Revolving Credit Facility Availability	252,191	352,094

Total Liquidity	$385,370	$479,562
(1) Outstanding borrowings under the Revolving Credit Facility are presented gross of debt issuance costs.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $65.7 million for the six months ended June 30, 2016 compared to $292.9 million used for the six months ended June 30, 2015. Cash provided by operating activities for the six months ended June 30, 2016 was primarily attributable to net income, customer deposits, and mortgages held for sale, prepaid expenses and other assets; all of which were partially offset by investment in real estate inventory and land deposits. Cash used in operating activities for the six months ended June 30, 2015 was primarily attributable to investment in real estate inventory and land deposits which was partially offset by net income. These items resulted in positive cash provided by operating activities for 2016. We used cash in operating activities for the six months ended June 30, 2015 primarily as a result of significant investments in real estate inventory from proceeds of the sale of Monarch.

Investing Cash Flow Activities

Net cash used in investing activities was $73.0 million for the six months ended June 30, 2016, as compared to net cash provided by investing activities of $217.5 million for the six months ended June 30, 2015. We used cash of $52.8 million during the first quarter of 2016 for the acquisition of Acadia Homes. In addition, cash provided by investing activities in the 2015 period reflects the proceeds from the sale of Monarch and our foreign currency forward which occurred during the first quarter of 2015.

Financing Cash Flow Activities
Net cash provided by financing activities was $13.0 million for the six months ended June 30, 2016, compared to $221.3 million of net cash used in financing activities for the six months ended June 30, 2015. The increase in cash provided by financing activities was primarily attributable to an increase in net borrowings under our mortgage warehouse credit facilities and the Revolving Credit Facility in 2016.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of June 30, 2016.

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

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”) which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) the incurrence of prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of 7.75% Senior Notes due 2020 on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million during the second quarter of 2015, which included the payment of the redemption premium and write off of net unamortized deferred financing fees.

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

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee the 2021 and 2023 Senior Notes. The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the 2023 Senior Notes. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indenture governing the 2021 and 2023 Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2023 Senior Notes.

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

Revolving Credit Facility
Our $500.0 million Revolving Credit Facility matures on April 12, 2019. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023, and 2024 Senior Notes.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	As of June 30, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$28,453	$30,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	33,161	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	56,485	100,000	LIBOR + 2.375%	September 26, 2016	Mortgage Loans and Pledged Cash
Total	$118,099	$180,000

(1)
The mortgage warehouse borrowings outstanding as of June 30, 2016, are collateralized by $146.0 million of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $1.3 million of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at June 30, 2016 and December 31, 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $107.5 million of the loans as of June 30, 2016 was 5.1% per annum, and $50.7 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

(Dollars in thousands)	As of
	June 30, 2016	December 31, 2015
Letters of credit (1)	$32,809	$32,906
Surety bonds	371,795	361,941
Total outstanding letters of credit and surety bonds	$404,604	$394,847
(1) As of June 30, 2016 and December 31, 2015, there was $200 million total capacity of letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of June 30, 2016

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

For the six months ended June 30, 2016, total net capital contributed to unconsolidated joint ventures was $21.6 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of June 30, 2016, we had outstanding land purchase and lot option contracts of $753.7 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended June 30, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2016, approximately 81% of our debt was fixed rate and 19% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of June 30, 2016, we had $210.7 million outstanding borrowings under our Revolving Credit Facility, net of unamortized debt issuance costs. We had $252.2 million of additional availability for borrowings and $167.2 million of additional availability for letters of credit (giving effect to $32.8 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not be expected to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2016. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate Debt	$72.3	$34.3	$21.7	$16.0	$5.6	$1,258.3	$1,408.2	$1,397.2
Weighted average interest rate(1)	3.5%	3.5%	3.5%	3.5%	3.5%	5.5%	5.3%
Variable Rate Debt(2)	$118.1	$—	$—	$215.0	$—	$—	$333.1	$333.1
Weighted average interest rate	2.7%	—	—	2.3%	—	—	2.5%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at June 30, 2016, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.3 million per year.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of the three divisions of Orleans Homes, which we acquired on July 21, 2015, and the acquisition of Acadia Homes, which we acquired in January 2016 and which represented, on a combined basis (excluding the acquired entities’ capitalized interest, but including their goodwill), 6.9% of the Company’s consolidated total assets and 7.7% of the Company’s consolidated homebuilding revenues as of and for the quarter ended June 30, 2016.

Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended June 30, 2016, we repurchased the following number of shares of our Class A Common Stock:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (in thousands) (a)
April 1 to April 30, 2016	—	$—	—	$30,000
May 1 to May 31, 2016	351,390	$14.17	351,390	$25,000
June 1 to June 30, 2016	982,483	$15.12	982,483	$10,300
Total	1,333,873		1,333,873

(a)Our Board of Directors has authorized the repurchase of up to $50.0 million of the Company’s Class A Common Stock through December 31, 2016 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three and six months ended June 30, 2016, there were an aggregate of 1,333,873 and 1,671,633 shares of Class A Common Stock repurchased for $19.7 million and $24.7 million, respectively. During the year ended December 31, 2015, there were an aggregate of 934,434 shares of Class A Common Stock repurchased for $15.0 million.

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

10.1†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated May 25, 2016) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 12, 2016 (File No. 001-35873)).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	August 3, 2016
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

10.1†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated May 25, 2016) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 12, 2016 (File No. 001-35873)).

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