Form 10-Q
period 2016-09-30
Taylor Morrison Home Corp
filed 2016-11-02
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2016
Class A common stock, $0.00001 par value	30,415,653
Class B common stock, $0.00001 par value	89,005,471

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$160,519	$126,188
Restricted cash	1,320	1,280
Real estate inventory:
Owned inventory	3,286,685	3,118,866
Real estate not owned under option agreements	612	7,921
Total real estate inventory	3,287,297	3,126,787
Land deposits	35,091	34,113
Mortgage loans held for sale	118,997	201,733
Prepaid expenses and other assets, net	75,111	75,295
Other receivables, net	129,165	120,729
Investments in unconsolidated entities	151,606	128,448
Deferred tax assets, net	234,457	233,488
Property and equipment, net	6,320	7,387
Intangible assets, net	3,454	4,248
Goodwill	66,198	57,698
Total assets	$4,269,535	$4,117,394
Liabilities
Accounts payable	$145,944	$151,861
Accrued expenses and other liabilities	193,763	191,452
Income taxes payable	26,673	37,792
Customer deposits	137,561	92,319
Senior notes, net	1,236,908	1,235,157
Loans payable and other borrowings	142,786	134,824
Revolving credit facility borrowings, net	211,084	109,947
Mortgage warehouse borrowings	91,166	183,444
Liabilities attributable to real estate not owned under option agreements	612	7,921
Total liabilities	2,186,497	2,144,717
COMMITMENTS AND CONTINGENCIES (Note 18)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,269,086 and 33,158,855 shares issued, 30,415,653 and 32,224,421 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 89,010,304 and 89,108,569 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	379,557	376,898
Treasury stock at cost; 2,853,433 and 934,434 shares as of September 30, 2016 and December 31, 2015, respectively	(43,524)	(14,981)
Retained earnings	209,332	175,997
Accumulated other comprehensive loss	(18,115)	(17,997)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	527,251	519,918
Non-controlling interests – joint ventures	6,844	6,398
Non-controlling interests – Principal Equityholders	1,548,943	1,446,361
Total stockholders’ equity	2,083,038	1,972,677
Total liabilities and stockholders’ equity	$4,269,535	$4,117,394

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Home closings revenue, net	$812,185	$779,190	$2,271,154	$1,955,170
Land closings revenue	27,418	5,782	44,957	22,712
Mortgage operations revenue	13,814	11,316	36,951	28,794
Total revenues	853,417	796,288	2,353,062	2,006,676
Cost of home closings	658,507	635,935	1,852,724	1,594,691
Cost of land closings	8,179	3,919	20,497	13,152
Mortgage operations expenses	7,877	6,962	22,594	18,120
Total cost of revenues	674,563	646,816	1,895,815	1,625,963
Gross margin	178,854	149,472	457,247	380,713
Sales, commissions and other marketing costs	58,277	53,482	165,300	136,724
General and administrative expenses	29,944	25,264	91,078	70,171
Equity in (income)/loss of unconsolidated entities	(1,646)	120	(4,734)	(1,408)
Interest income, net	(47)	(33)	(149)	(165)
Other expense, net	1,935	2,393	8,602	11,625
Loss on extinguishment of debt	—	—	—	33,317
Gain on foreign currency forward	—	—	—	(29,983)
Income from continuing operations before income taxes	90,391	68,246	197,150	160,432
Income tax provision	31,707	22,452	66,698	54,434
Net income from continuing operations	58,684	45,794	130,452	105,998
Discontinued operations:
Transaction expenses from discontinued operations	—	—	—	(9,043)
Gain on sale of discontinued operations	—	—	—	80,205
Income tax expense from discontinued operations	—	—	—	(14,500)
Net income from discontinued operations	—	—	—	56,662
Net income before allocation to non-controlling interests	58,684	45,794	130,452	162,660
Net income attributable to non-controlling interests — joint ventures	(376)	(138)	(856)	(1,427)
Net income before non-controlling interests — Principal Equityholders	58,308	45,656	129,596	161,233
Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(43,471)	(33,312)	(96,261)	(76,470)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	—	—	—	(41,381)
Net income available to Taylor Morrison Home Corporation	$14,837	$12,344	$33,335	$43,382
Earnings per common share — basic:
Income from continuing operations	$0.49	$0.37	$1.07	$0.85
Income from discontinued operations — net of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.49	$0.37	$1.07	$1.31
Earnings per common share — diluted:
Income from continuing operations	$0.49	$0.37	$1.07	$0.85
Income from discontinued operations — net of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.49	$0.37	$1.07	$1.31
Weighted average number of shares of common stock:
Basic	30,427	33,122	31,300	33,088
Diluted	120,103	122,458	120,870	122,412

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before non-controlling interests, net of tax	$58,684	$45,794	$130,452	$162,660
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	(565)	—	(27,779)
Post-retirement benefits adjustments, net of tax	—	—	(447)	1,757
Other comprehensive income (loss), net of tax	—	(565)	(447)	(26,022)
Comprehensive income	58,684	45,229	130,005	136,638
Comprehensive income attributable to non-controlling interests — joint ventures	(376)	(138)	(856)	(1,427)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(43,471)	(32,861)	(95,932)	(98,878)
Comprehensive income available to Taylor Morrison Home Corporation	$14,837	$12,230	$33,217	$36,333

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2015	32,224,421	$—	89,108,569	$1	$376,898	934,434	$(14,981)	$175,997	$(17,997)	$6,398	$1,446,361	$1,972,677
Net income	—	—	—	—	—	—	—	33,335	—	856	96,261	130,452
Other comprehensive loss	—	—	—	—	—	—	—	—	(118)	—	(329)	(447)
Exchange of New TMM Units and corresponding number of Class B Common Stock	96,444	—	(96,444)	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(1,821)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	13,787	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(1,918,999)	—	—	—	—	1,918,999	(28,543)	—	—	—	—	(28,543)
Share based compensation	—	—	—	—	2,309	—	—	—	—	—	6,650	8,959
Contributions to/(Distributions from) non-controlling interests of consolidated joint ventures	—	—	—	—	350	—	—	—	—	(410)	—	(60)
Balance – September 30, 2016	30,415,653	$—	89,010,304	$1	$379,557	2,853,433	$(43,524)	$209,332	$(18,115)	$6,844	$1,548,943	$2,083,038

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$130,452	$162,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(4,734)	(1,408)
Stock compensation expense	8,959	5,723
Loss on extinguishment of debt	—	33,317
Distributions of earnings from unconsolidated entities	2,538	1,879
Depreciation and amortization	3,000	2,927
Debt issuance costs amortization	2,888	3,486
Net income from discontinued operations	—	(56,662)
Gain on foreign currency forward	—	(29,983)
Contingent consideration	3,520	7,916
Deferred income taxes	(969)	5,849
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(103,758)	(430,964)
Mortgages held for sale, prepaid expenses and other assets	76,281	2,086
Customer deposits	44,780	29,728
Accounts payable, accrued expenses and other liabilities	(9,415)	11,642
Income taxes payable	(11,119)	(19,909)
Net cash provided by (used in) operating activities	142,423	(271,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(934)	(1,753)
Payments for business acquisitions	(52,819)	(220,899)
Distribution from unconsolidated entities	3,546	6,857
Change in restricted cash	(40)	30
Investments of capital into unconsolidated entities	(24,509)	(23,397)
Proceeds from sale of discontinued operations	—	268,853
Proceeds from settlement of foreign currency forward	—	29,983
Net cash (used in) provided by investing activities	(74,756)	59,674
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	55,720	33,081
Repayments of loans payable and other borrowings	(65,075)	(35,008)
Borrowings on revolving credit facility	255,000	325,000
Payments on revolving credit facility	(155,000)	(135,000)
Borrowings on mortgage warehouse	782,001	595,451
Repayment on mortgage warehouse	(874,279)	(682,073)
Proceeds from the issuance of senior notes	—	350,000
Repayments on senior notes	—	(513,608)
Repurchase of common stock	(28,543)	—
Payment of deferred financing costs	—	(4,538)
Payment of contingent consideration	(3,100)	(3,050)
Distributions to non-controlling interests of consolidated joint ventures, net	(60)	(1,651)
Net cash used in financing activities	(33,336)	(71,396)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(20,491)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$34,331	$(303,926)
CASH AND CASH EQUIVALENTS — Beginning of period (1)	126,188	462,205
CASH AND CASH EQUIVALENTS — End of period	$160,519	$158,279
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(78,786)	$(81,664)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$55,720	$11,943
Original accrual of contingent consideration for business combinations	$380	$3,200
Non-cash portion of loss on debt extinguishment	$—	$5,102
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

Discontinued Operations – As a result of our decision in December 2014 to divest of Monarch Corporation (“Monarch”), our former Canadian operating segment, the operating results and financial position of the Monarch business are presented as discontinued operations for the nine months ended September 30, 2015.

Non-controlling interests – In connection with a series of transactions consummated at the time of the Company’s IPO (the “Reorganization Transactions”), the Company became the sole owner of the general partner of TMM Holdings II Limited Partnership (“New TMM”). As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Condensed Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) or by members of management and the Board of Directors.

Joint Ventures – We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Condensed Consolidated Statements of Operations.

Reclassifications – Prior period amounts related to debt issuance costs have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. Approximately $19.9 million of such costs as of December 31, 2015 have been reclassified from prepaid expenses and other assets, net to their respective debt liability.

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

Real Estate Inventory — Inventory consists of raw land, land under development, land held for future development, land held for sale, homes under construction, completed homes and model homes. Inventory is carried at cost, less impairment, if applicable. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. All other overhead costs are allocated to closed homes using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community (cost to complete) are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or where development has been discontinued, costs are expensed as incurred until operations resume.

We review our real estate inventory for indicators of impairment by community on a quarterly basis. In conducting our impairment analysis, we evaluate the margins on homes that have been delivered, margins on homes under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales and the estimated fair value of the land itself. If indicators of impairment are present for a community, we perform an additional analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows estimated to be generated by those assets. If the carrying value of the assets does exceed their estimated undiscounted cash flows, the assets are deemed to be impaired and are recorded at fair value as of the assessment date. An impairment charge is taken in the period with a charge to cost of home closings. For the three and nine months ended September 30, 2016 and 2015, no impairment charges were recorded.

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

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased. To the extent the deposits are non-refundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate inventory impairment analysis. Non-refundable deposits are recorded as real estate inventory in the accompanying Condensed Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements.

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

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in income/loss of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. These joint ventures are recorded in investments in unconsolidated entities on the Condensed Consolidated Balance Sheets.

We evaluate our investments in unconsolidated entities for indicators of impairment quarterly. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and nine months ended September 30, 2016 and 2015, respectively.

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

Stock Based Compensation — We have stock options, performance-based restricted stock units and non-performance based restricted stock units which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance-based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance based restricted stock units are time based awards and measured using the closing price on the date of grant and are expensed ratably over the vesting period on a straight-line basis.

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

Recently Issued Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how to disclose cash payments and cash receipts relating to eight specific cash flow issues in order to improve consistency among filers. This amendment will be effective for us in our fiscal year beginning January 1, 2018. We are currently evaluating the impact the adoption of ASU 2016-15 will have on our condensed consolidated statement of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of stock compensation including its tax consequences, liability vs. equity classification, and statement of cash flows presentation. ASU 2016-09 will be effective for us in our fiscal year beginning January 1, 2017. We expect ASU 2016-09 to affect the amount of tax expense and deductions for stock based compensation in 2017 and in future periods, the magnitude of which will be based on the changes in performance awards issued and outstanding, and based on the amount of vested and exercised awards.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 primarily impacts off-balance sheet operating leases and will require such leases, with the exception of short-term leases, to be recorded on the balance sheet. Lessor accounting is not significantly impacted by the new guidance, however certain updates were made to align lessee and lessor treatment. ASU 2016-02 will be effective for us in our fiscal year beginning January 1, 2019. We do not believe the adoption of ASU 2016-02 will have a material impact on our condensed consolidated financial statements and disclosures.

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

3. BUSINESS COMBINATIONS

On January 8, 2016, we acquired Acadia Homes, an Atlanta based homebuilder, for total consideration of $83.6 million (including $19.7 million of seller financing holdbacks and contingent consideration). We acquired JEH Homes, an Atlanta based homebuilder, on April 30, 2015 and three divisions of Orleans Homes in Charlotte, Raleigh and Chicago on July 21, 2015 for combined total consideration of $233.7 million (including seller financing and contingent consideration). In accordance with ASC Topic 805, Business Combinations, all material assets and liabilities, including contingent consideration were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction. Unaudited pro forma results of the business combinations as if they had been acquired on January 1, 2015 have not been provided as they are immaterial to the total Company's consolidated results of operations.

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

2016 Acquisition

For Acadia Homes, the Company performed an allocation of purchase price as of the acquisition date. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

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

2015 Acquisitions

For JEH Homes or the divisions of Orleans Homes, the Company performed an allocation of purchase price as of each acquisition date. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income available to TMHC – basic	$14,837	$12,344	$33,335	$43,382
Income from discontinued operations, net of tax	—	—	—	56,662
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	—	—	—	(41,381)
Net income from discontinued operations – basic	$—	$—	$—	$15,281
Net income from continuing operations – basic	$14,837	$12,344	$33,335	$28,101
Net income from continuing operations – basic	$14,837	$12,344	$33,335	$28,101
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	43,471	33,312	96,261	76,470
Loss fully attributable to public holding company	19	5	191	234
Net income from continuing operations – diluted	$58,327	$45,661	$129,787	$104,805
Net income from discontinued operations – diluted	$—	$—	$—	$56,662
Denominator:
Weighted average shares – basic (Class A)	30,427	33,122	31,300	33,088
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	89,053	89,158	89,089	89,188
Restricted stock units	522	178	463	136
Stock Options	101	—	18	—
Weighted average shares – diluted	120,103	122,458	120,870	122,412
Earnings per common share – basic:
Income from continuing operations	$0.49	$0.37	$1.07	$0.85
Income from discontinued operations, nets of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.49	$0.37	$1.07	$1.31
Earnings per common share – diluted:
Income from continuing operations	$0.49	$0.37	$1.07	$0.85
Income from discontinued operations, net of tax	$—	$—	$—	$0.46
Net income available to Taylor Morrison Home Corporation	$0.49	$0.37	$1.07	$1.31
We excluded a total weighted average of 1,602,509 and 1,531,404 stock options and unvested restricted stock units (“RSUs”) and 1,578,969 and 1,543,056 stock options and unvested RSUs from the calculation of earnings per share for the three and nine months ended September 30, 2016 and 2015, respectively.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.
5. DISCONTINUED OPERATIONS
In connection with the decision to sell Monarch in December 2014, which closed in January 2015, the operating results of the Monarch business are classified as discontinued operations – net of applicable taxes in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

No revenues or expenses related to the operations of Monarch were recorded in 2015; however, the recorded activity for the nine months ended September 30, 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price of Monarch, less related costs and taxes. There were no assets and liabilities of discontinued operations at September 30, 2016 and December 31, 2015. For the nine months ended September 30, 2016, there was no activity recorded related to Monarch or its operations.

6. DERIVATIVE FINANCIAL INSTRUMENT

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The final settlement of the derivative financial instrument occurred on January 30, 2015, and a gain in the amount of $30.0 million was recorded to gain on foreign currency forward in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015. There was no activity related to derivative financial instruments for the three and nine months ended September 30, 2016.

7. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Real estate developed and under development	$2,169,321	$2,167,771
Real estate held for development or held for sale (1)	202,390	173,448
Operating communities (2)	803,562	672,499
Capitalized interest	111,412	105,148
Total owned inventory	3,286,685	3,118,866
Real estate not owned under option agreements	612	7,921
Total real estate inventory	$3,287,297	$3,126,787
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, future phases of current projects that will be developed as prior phases sell out and long-term strategic assets.
(2) Operating communities consists of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2016		December 31, 2015
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	7,942	$417,049	8,300	$378,081
Partially developed	7,604	475,397	8,904	645,276
Finished	12,594	1,468,831	12,294	1,305,697
Long-term strategic assets	1,600	10,434	3,105	12,165
Total	29,740	$2,371,711	32,603	$2,341,219

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of September 30, 2016 and December 31, 2015, we had the right to purchase 8,581 and 8,888 lots under land option purchase contracts, respectively, for an aggregate purchase price of $720.5 million and $710.6 million as of September 30, 2016 and December 31, 2015, respectively. We do not have title to the property and the creditors generally have no recourse against the Company. As of September 30, 2016 and December 31, 2015, our exposure to loss related to our option contracts with third parties and unconsolidated entities consist of non-refundable option deposits totaling $35.1 million and $34.1 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest capitalized - beginning of period	$111,063	$106,470	$105,148	$94,880
Interest incurred	21,851	22,401	66,296	70,708
Interest amortized to cost of home closings	(21,502)	(21,886)	(60,032)	(58,603)
Interest capitalized - end of period	$111,412	$106,985	$111,412	$106,985

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
Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	September 30, 2016	December 31, 2015
Assets:
Real estate inventory	$609,133	$586,359
Other assets	169,517	119,781
Total assets	$778,650	$706,140
Liabilities and owners’ equity:
Debt	$288,470	$273,769
Other liabilities	21,978	11,239
Total liabilities	310,448	285,008
Owners’ equity:
TMHC	151,606	128,448
Others	316,596	292,684
Total owners’ equity	468,202	421,132
Total liabilities and owners’ equity	$778,650	$706,140

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$45,219	$2,206	$94,881	$19,430
Costs and expenses	(38,618)	(2,242)	(78,838)	(15,980)
Income of unconsolidated entities	$6,601	$(36)	$16,043	$3,450
TMHC’s share in income/(loss) of unconsolidated entities	$1,646	$(120)	$4,734	$1,408
Distributions from unconsolidated entities	$2,755	$442	$6,084	$8,736

We have investments in a number of joint ventures with related and unrelated parties to develop land and to develop housing communities, including for-sale residential homes. Some of these joint ventures develop land for the sole use of the joint venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Real estate development costs to complete	$14,502	$21,325
Compensation and employee benefits	48,733	47,674
Self-insurance and warranty reserves	46,481	43,098
Interest payable	24,904	18,621
Property and sales taxes payable	14,373	15,233
Other accruals	44,770	45,501
Total accrued expenses and other liabilities	$193,763	$191,452

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with the limited one year warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva") a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reserve - beginning of period	$44,342	$42,589	$43,098	$44,595
Additions to reserves	8,902	5,629	19,685	13,143
Costs and claims incurred	(5,173)	(5,032)	(17,720)	(16,482)
Change in estimates to pre-existing reserves	(1,590)	737	1,418	2,667
Reserve - end of period	$46,481	$43,923	$46,481	$43,923

10. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2016			December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$5,389	$544,611	$550,000	$6,287	$543,713
5.875% Senior Notes due 2023, unsecured	350,000	3,711	346,289	350,000	4,160	345,840
5.625% Senior Notes due 2024, unsecured	350,000	3,992	346,008	350,000	4,396	345,604
Senior Notes subtotal	1,250,000	13,092	1,236,908	1,250,000	14,843	1,235,157
Loans payable and other borrowings	142,786	—	142,786	134,824	—	134,824
Revolving Credit Facility	215,000	3,916	211,084	115,000	5,053	109,947
Mortgage warehouse borrowings	91,166	—	91,166	183,444	—	183,444
Total Senior Notes and bank financing	$1,698,952	$17,008	$1,681,944	$1,683,268	$19,896	$1,663,372

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$24,559	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	19,183	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	47,424	100,000	LIBOR + 2.375%	September 25, 2017	Mortgage Loans and Pledged Cash
Total	$91,166	$205,000

	As of December 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$63,210	$75,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	18,009	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	102,225	120,000	(2)	September 26, 2016	Mortgage Loans and Pledged Cash
Total	$183,444	$245,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2016 and December 31, 2015, are collateralized by a) $119.0 million and $201.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and b) $1.3 million, for both periods presented, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2) Through the date of expiration of September 28, 2015, interest under the J.P. Morgan agreement ranged from 2.50% plus 30-day LIBOR to 2.875% plus 30-day LIBOR or 0.25% (whichever was greater). The agreement was renewed in September 2015 setting the interest rate at 2.375% plus 30-day LIBOR.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of September 30, 2016 and December 31, 2015 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2016 and December 31, 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $109.6 million of the loans as of September 30, 2016 was 4.8% per annum, and $33.2 million of the loans were non-interest bearing.

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

		September 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$118,997	$118,997	$201,733	$201,733
Mortgage warehouse borrowings	2	91,166	91,166	183,444	183,444
Loans payable and other borrowings	2	142,786	142,786	134,824	134,824
5.25% Senior Notes due 2021 (1)	2	544,611	567,875	543,713	552,750
5.875% Senior Notes due 2023 (1)	2	346,289	366,625	345,840	346,500
5.625% Senior Notes due 2024 (1)	2	346,008	360,500	345,604	336,000
Revolving Credit Facility (1)	2	211,084	215,000	109,947	115,000
Contingent consideration liability	3	16,882	16,882	20,082	20,082
(1) Carrying value for Senior Notes and the Revolving Credit Facility, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

12. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2016 and September 30, 2015 was based on the federal statutory income tax rates, affected by state income taxes, changes in deferred tax assets, changes in valuation allowances, and certain deductions and credits relating to homebuilding activities.

As of September 30, 2016, cumulative gross unrecognized tax benefits were $7.3 million, and all unrecognized tax benefits, if recognized, would favorably affect the effective tax rate. As of December 31, 2015, cumulative gross unrecognized tax benefits were $7.0 million. These amounts are included in deferred tax assets and income taxes payable in the accompanying Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015. None of the unrecognized tax benefits are expected to reverse in the next 12 months.

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

The components and respective voting power of outstanding TMHC Common Stock at September 30, 2016 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	30,415,653	25.5%
Class B Common Stock	89,010,304	74.5%
Total	119,425,957	100%

Stock Repurchase Program
Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2017 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three and nine months ended September 30, 2016, there were an aggregate of 247,366 and 1,918,999 shares of Class A Common Stock repurchased for $3.8 million and $28.5 million, respectively.

14. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan, which was amended and restated in May 2016 (the “Plan”). The Plan provides for the grant of stock options, RSUs and other equity awards based on our common stock. As of September 30, 2016 we had an aggregate of 3,867,255 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which except as described in Note 2 below, is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock units (RSUs) (1)	$1,810	$964	$4,948	$2,389
Stock options	1,056	779	3,074	3,577
New TMM units	176	384	937	1,296
Total stock compensation (2)	$3,042	$2,127	$8,959	$7,262
Income tax expense recognized	$(8)	$(1)	$(30)	$(7)
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

At September 30, 2016 and December 31, 2015, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $22.7 million and $15.2 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	441,296	$13.55
Granted	1,087,007	11.39
Vested	(13,787)	19.66
Forfeited	(48,769)	13.45
Balance at September 30, 2016	1,465,747	$13.38

During the three and nine months ended September 30, 2016, we issued time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

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

Stock Options – The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2015	1,507,765	$21.07
Granted	1,142,531	11.58
Canceled/Forfeited	(55,683)	14.36
Outstanding at September 30, 2016	2,594,613	$17.04
Options exercisable at September 30, 2016	641,814	$21.47

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

New TMM Units – Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which are treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom

Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the nine months ended September 30, 2015, we paid $1.4 million in settlement of these awards; there was no activity for the nine months ended September 30, 2016.

Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units held by management and our Board of Directors outstanding as of September 30, 2016 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	1,312,874	$5.45
Granted	—	—
Exchanges (1)	(96,444)	4.52
Forfeited (2)	(1,821)	10.20
Balance at September 30, 2016	1,214,609	$5.44
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

15. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. For the three and nine months ended September 30, 2016, there were no such transactions. For the three months ended September 30, 2015, there were no such transactions and for the nine months ended September 30, 2015, there were $16.8 million in real estate inventory acquisitions from such affiliates. Such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands). There was no AOCI activity in the three months ended September 30, 2016, therefore it is not presented below.

	Nine Months Ended September 30, 2016
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive loss before reclassifications	(447)	—	—	(447)
Other comprehensive loss, net of tax	$(447)	$—	$—	$(447)
Gross amounts reclassified within accumulated other comprehensive income	—	—	329	329
Balance, end of period	$1,858	$(79,927)	$59,954	$(18,115)

	Three Months Ended September 30, 2015
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$678	$(79,362)	$60,838	$(17,846)
Other comprehensive income before reclassifications	—	(565)	—	(565)
Other comprehensive income, net of tax	$—	$(565)	$—	$(565)
Gross amounts reclassified within accumulated other comprehensive income	—	—	452	452
Balance, end of period	$678	$(79,927)	$61,290	$(17,959)

	Nine Months Ended September 30, 2015
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)
Other comprehensive income/(loss) before reclassifications	269	(27,779)	—	(27,510)
Gross amounts reclassified from accumulated other comprehensive income	1,488	—	—	1,488
Foreign currency translation	518	—	(518)	—
Other comprehensive income/(loss), net of tax	$2,275	$(27,779)	$(518)	$(26,022)
Gross amounts reclassified within accumulated other comprehensive (loss)/income	(2,289)	—	21,262	18,973
Balance, end of period	$678	$(79,927)	$61,290	$(17,959)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

17. OPERATING AND REPORTING SEGMENTS
As of December 31, 2015, we realigned our homebuilding reporting segments to be the East, Central and West homebuilding operating regions. Within these, we have multiple homebuilding operating divisions which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating divisions into reporting segments based on similar long-term economic characteristics. We also have a mortgage and title services reporting segment. We have no inter-segment sales as all sales are to external customers.

Our reporting segments are as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (which includes a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento and Southern California
Mortgage Operations	Taylor Morrison Home Funding and Inspired Title

Management primarily evaluates homebuilding segment performance based on GAAP gross margin, defined as homebuilding and land revenue less cost of home construction, land development and other land sales costs and other costs incurred by, or allocated to each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity.

As a result of our realignment, historical periods in the financial statements have been recast to give effect to the segment changes. Segment information, excluding discontinued operations, is as follows (in thousands):

	Three Months Ended September 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$278,152	$244,578	$316,873	$13,814	$—	$853,417

Gross margin	69,473	48,016	55,428	5,937	—	178,854
Selling, general and administrative expenses	(25,505)	(22,765)	(21,945)	—	(18,006)	(88,221)
Equity in income of unconsolidated entities	132	331	319	864	—	1,646
Interest and other (expense)/income, net	(562)	(1,172)	(512)	4	354	(1,888)
Income/(loss) from continuing operations before income taxes	$43,538	$24,410	$33,290	$6,805	$(17,652)	$90,391

	Three Months Ended September 30, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$223,625	$255,400	$305,947	$11,316	$—	$796,288

Gross margin	47,459	49,532	48,127	4,354	—	149,472
Selling, general and administrative expenses	(20,536)	(21,926)	(19,822)	(2)	(16,460)	(78,746)
Equity in (loss)/income of unconsolidated entities	—	(427)	(197)	504	—	(120)
Interest and other (expense)/income, net	(825)	(3,113)	(108)	—	1,686	(2,360)
Income/(loss) from continuing operations before income taxes	$26,098	$24,066	$28,000	$4,856	$(14,774)	$68,246

	Nine Months Ended September 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$711,681	$687,088	$917,342	$36,951	$—	$2,353,062

Gross margin	160,130	129,312	153,448	14,357	—	457,247
Selling, general and administrative expenses	(72,123)	(65,532)	(64,375)	—	(54,348)	(256,378)
Equity in income of unconsolidated entities	440	110	1,303	2,881	—	4,734
Interest and other (expense)/income, net	(2,517)	(3,232)	(1,462)	14	(1,256)	(8,453)
Income/(loss) from continuing operations before income taxes	$85,930	$60,658	$88,914	$17,252	$(55,604)	$197,150

	Nine Months Ended September 30, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$523,435	$706,475	$747,972	$28,794	$—	$2,006,676

Gross margin	113,813	135,719	120,507	10,674	—	380,713
Selling, general and administrative expenses	(49,742)	(61,553)	(50,633)	(2)	(44,965)	(206,895)
Equity in income/(loss) of unconsolidated entities	241	188	(619)	1,598	—	1,408
Interest and other (expense)/income, net	(1,850)	(10,136)	421	—	105	(11,460)
Loss on extinguishment of debt	—	—	—	—	(33,317)	(33,317)
Gain on foreign currency forward	—	—	—	—	29,983	29,983
Income/(loss) from continuing operations before income taxes	$62,462	$64,218	$69,676	$12,270	$(48,194)	$160,432

	As of September 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,094,243	$797,192	$1,430,953	$—	$—	$3,322,388
Investments in unconsolidated entities	25,556	29,479	93,356	3,215	—	151,606
Other assets	61,192	144,311	60,279	144,454	385,305	795,541
Total assets	$1,180,991	$970,982	$1,584,588	$147,669	$385,305	$4,269,535

	As of December 31, 2015
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$927,359	$757,863	$1,475,678	$—	$—	$3,160,900
Investments in unconsolidated entities	24,098	28,832	72,646	2,872	—	128,448
Other assets	52,817	164,192	74,379	237,430	299,228	828,046
Total assets	$1,004,274	$950,887	$1,622,703	$240,302	$299,228	$4,117,394

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $393.6 million and $394.8 million as of September 30, 2016 and December 31, 2015, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2016 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2016 and December 31, 2015, our legal accruals were $2.1 million and $0.8 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factors that affect the comparability of our results of operations are the disposal of Monarch Corporation (“Monarch”) and gain on foreign currency hedge in January 2015, loss on extinguishment of debt and the acquisition of JEH Homes in the second quarter of 2015, the acquisition of three divisions of Orleans Homes in the third quarter of 2015, and the acquisition of Acadia Homes in January 2016. For the nine months ended September 30, 2015, the operating results of Monarch are included in discontinued

operations, and historical periods have been recast to show the effects of our segment realignment effective December 31, 2015.

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

Third Quarter 2016 Highlights
Key financial results as of and for the three months ended September 30, 2016, as compared to the same period in 2015, are as follows:

•	Net sales orders were 1,950, a 19% increase from the prior year quarter

•	Average active community count increased 12% from the prior year quarter to 309

•	Total revenue was $853 million, a 7% increase from the prior year quarter

•	GAAP home closings gross margin, inclusive of capitalized interest, was 18.9%, up 50 basis points from prior year quarter

•	Earnings before tax as a percent of revenue was 10.6%, a 200 basis points increase from prior year quarter

•	Net income for the quarter was $58 million, a 28% increase from prior year, with earnings per share of $0.49

Results of Operations
The following table sets forth our results of operations (unaudited):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	2016	2015	2016	2015
Statements of Operations Data:
Home closings revenue, net	$812,185	$779,190	$2,271,154	$1,955,170
Land closings revenue	27,418	5,782	44,957	22,712
Mortgage operations revenue	13,814	11,316	36,951	28,794
Total revenues	853,417	796,288	2,353,062	2,006,676
Cost of home closings	658,507	635,935	1,852,724	1,594,691
Cost of land closings	8,179	3,919	20,497	13,152
Mortgage operations expenses	7,877	6,962	22,594	18,120
Gross margin	178,854	149,472	457,247	380,713
Sales, commissions and other marketing costs	58,277	53,482	165,300	136,724
General and administrative expenses	29,944	25,264	91,078	70,171
Equity in (income)/loss of unconsolidated entities	(1,646)	120	(4,734)	(1,408)
Interest income, net	(47)	(33)	(149)	(165)
Other expense, net	1,935	2,393	8,602	11,625
Loss on extinguishment of debt	—	—	—	33,317
Gain on foreign currency forward	—	—	—	(29,983)
Income from continuing operations before income taxes	90,391	68,246	197,150	160,432
Income tax provision	31,707	22,452	66,698	54,434
Net income from continuing operations	58,684	45,794	130,452	105,998
Discontinued operations:
Transaction expenses from discontinued operations	—	—	—	(9,043)
Gain on sale of discontinued operations	—	—	—	80,205
Income tax provision from discontinued operations	—	—	—	(14,500)
Net income from discontinued operations	—	—	—	56,662
Net income before allocation to non-controlling interests	58,684	45,794	130,452	162,660
Net income attributable to non-controlling interests – joint ventures	(376)	(138)	(856)	(1,427)
Net income before non-controlling interests – Principal Equityholders	58,308	45,656	129,596	161,233
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(43,471)	(33,312)	(96,261)	(76,470)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	—	—	—	(41,381)
Net income available to Taylor Morrison Home Corporation	$14,837	$12,344	$33,335	$43,382
Home closings gross margin	18.9%	18.4%	18.4%	18.4%
Adjusted home closings gross margin	21.6%	21.2%	21.1%	21.4%
Sales, commissions and other marketing costs as a percentage of home closings revenue	7.2%	6.9%	7.3%	7.0%
General and administrative expenses as a percentage of home closings revenue	3.7%	3.2%	4.0%	3.6%
Average sales price per home closed	$468	$458	$459	$461

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Average Active Selling Communities

	Three Months Ended September 30,
	2016	2015	Change
East	125	102	22.5%
Central	108	100	8.0
West	76	74	2.7
Total	309	276	12.0%

	Nine Months Ended September 30,
	2016	2015	Change
East	124	100	24.0%
Central	110	96	14.6
West	78	72	8.3
Total	312	268	16.4%

Average active selling communities for the three and nine months ended September 30, 2016 increased by 12.0% and 16.4%, respectively, when compared to the same periods in the prior year. The increase in the East was primarily driven by our legacy markets; however, the acquisition of Acadia Homes in January 2016 increased the East's average active communities by 5.9% and 8.0% for the three and nine months ended September 30, 2016, respectively, when compared to the same period in 2015. From September 2015 to September 2016, we opened a total of 110 new communities and closed out 78 existing communities throughout all of our markets.

Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	776	558	39.1%	$294,472	$197,329	49.2%	$379	$354	7.1%
Central	484	458	5.7	225,882	205,277	10.0	467	448	4.2
West	690	619	11.5	398,261	306,149	30.1	577	495	16.6
Total	1,950	1,635	19.3%	$918,615	$708,755	29.6%	$471	$433	8.8%

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	2,310	1,598	44.6%	$887,673	$585,898	51.5%	$384	$367	4.6%
Central	1,408	1,626	(13.4)	648,535	729,278	(11.1)	461	449	2.7
West	2,085	2,017	3.4	1,149,824	982,968	17.0	551	487	13.1
Total	5,803	5,241	10.7%	$2,686,032	$2,298,144	16.9%	$463	$438	5.7%
(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The number of net homes sold increased by 39.1% and 44.6%, respectively, for the three and nine months ended September 30, 2016 compared to the prior year. Sales value of homes increased by 49.2% and 51.5%, respectively, for the same comparative periods. The change in the total sales value was a result of higher units, primarily attributable to an increase in average active selling communities in the majority of our markets. In addition, the balances for the current year represent full period net sales orders from our acquired divisions, whereas the prior year's balances include data for the acquired divisions only for the periods since their respective acquisitions. The average selling price of net homes sold increased throughout the region for the three and nine months ended September 30, 2016 due to product mix.

Central:
The number of net homes sold increased by 5.7% for the three months ended September 30, 2016 compared to the prior year and decreased by 13.4% for the nine months ended September 30, 2016 compared to the same respective period in 2015. Sales value of homes increased by 10.0% and decreased by 11.1%, respectively, for the three and nine months ended September 30, 2016 compared to the prior year. For the quarter and year to date, average selling price increased over the prior year. While the economic environment relating to job loss and less than historical relocations in this region impacted the year-over-year performance, certain divisions in the Central region are showing recent strength in their markets as evidenced by increased average selling prices for the quarter and year to date as well as declining cancellation rates, net sales orders and sales value for the quarter.

West:
Sales value of homes increased by 30.1% and 17.0%, respectively, for the three and nine months ended September 30, 2016 compared to the prior year. The average selling price of net homes sold increased by 16.6% and 13.1% for the three and nine month periods, which contributed to the increased total sales value. Our Phoenix and California divisions continue to be strong selling markets due to macro-economic conditions such as lower unemployment rates and consumer demand, allowing for price increases. The number of net homes sold increased by 11.5% and 3.4%, respectively, for the three and nine month 2016 periods as compared to the prior year results of a moderate increase in average active communities.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
East	13.1%	12.7%	12.1%	11.5%
Central	13.7	18.9	16.3	14.5
West	14.4	14.7	12.8	12.2
Total Company	13.7%	15.3%	13.4%	12.7%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The primary driver for the increase in the consolidated cancellation rate for the nine months ended September 30, 2016 compared to the prior year was the Central region. The rate in our Houston divisions is normalizing after twelve months of elevated rates as a result of the economics relating to job loss and less than historical relocations. Such normalization is the driver for the decrease in the cancellation rate for the three months ended September 30, 2016 compared to the prior year. Our use of prequalification criteria through TMHF and robust earnest money deposits help us manage our cancellation rate across the company.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,438	1,098	31.0%	$592,031	$435,961	35.8%	$412	$397	3.8%
Central	1,024	1,292	(20.7)	517,972	622,368	(16.8)	506	482	5.0
West	1,393	1,170	19.1	761,874	581,268	31.1	547	497	10.1
Total	3,855	3,560	8.3%	$1,871,877	$1,639,597	14.2%	$486	$461	5.4%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 8.3% and 14.2% at September 30, 2016 compared to September 30, 2015, respectively, as a result of increased net sales orders. When compared to December 31, 2015, total backlog units increased by approximately 30% as a result of a 10.7% increase in the number of net sales orders and a 16.5% increase in homes closed for the nine months ended September 30, 2016.

Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	651	570	14.2%	$263,442	$219,198	20.2%	$405	$385	5.2%
Central	492	530	(7.2)	235,335	254,045	(7.4)	478	479	(0.2)
West	594	600	(1.0)	313,408	305,947	2.4	528	510	3.5
Total	1,737	1,700	2.2%	$812,185	$779,190	4.2%	$468	$458	2.2%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,811	1,316	37.6%	$696,944	$518,563	34.4%	$385	$394	(2.3)%
Central	1,414	1,486	(4.8)	667,975	693,676	(3.7)	472	467	1.1
West	1,719	1,441	19.3	906,235	742,931	22.0	527	516	2.1
Total	4,944	4,243	16.5%	$2,271,154	$1,955,170	16.2%	$459	$461	(0.4)%

East:
The number of homes closed increased by 14.2% and 37.6%, respectively, for the three and nine months ended September 30, 2016 compared to the prior year, and home closings revenue, net increased by 20.2% and 34.4%, respectively, for the same comparative periods. The increase in the number of homes closed is a result of our improvements in incremental sales units as we grow our markets though community openings. Certain economic market improvements, as well as favorable homebuyer reception of new products and new communities, contributed to the increase in net home closings revenue. For the quarter, the average sales price increased by 5.2% as demand for our products increased in all of our markets. For the nine months ended September 30, 2016, average selling price decreased by 2.3% compared to the same period in the prior year as a result of the acquired markets over the past year in Atlanta, Charlotte, and Raleigh where average selling prices are lower.

Central:
The number of homes closed decreased by 7.2% and 4.8%, respectively, for the three and nine months ended September 30, 2016 compared to the prior year, and home closings revenue, net decreased by 7.4% and 3.7%, respectively, for the same comparative periods. The decrease in the number of homes closed is primarily the result of Darling Homes in Houston which has a higher price point. Higher price point homes in this region have been affected the most by the recent economic factors in Texas. While the high price point homes were the most affected in home closings units, both Darling markets experienced an increase in average sales price despite a decrease in closing volume, which contributed to the region's 1.1% increase for the nine months ended September 30, 2016 compared to the prior year.

West:
For the three months ended September 30, 2016, the number of homes closed and home closings revenue, net remained relatively flat compared to the prior year which is consistent with the modest change in average active communities during the same period. The number of homes closed and home closings revenue, net increased by 19.3% and 22.0%, respectively, for the nine months ended September 30, 2016 compared to the prior year. The increase in units was primarily driven by our Phoenix market. Phoenix and our California markets contributed to the increase in home closing revenue, net as a result of increased average selling prices.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Change
East	$14,711	$4,427	$10,284
Central	9,243	1,355	7,888
West	3,464	—	3,464
Total	$27,418	$5,782	$21,636

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Change
East	$14,736	$4,872	$9,864
Central	19,113	12,799	6,314
West	11,108	5,041	6,067
Total	$44,957	$22,712	$22,245

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. During the quarter ended September 30, 2016, land closings revenue was $21.6 million greater than the same period in the prior year as we were able to capitalize on certain market conditions relative to our long-term strategic assets. The sales represent legacy land that we held for either appreciation or tax purposes. As of the third quarter of 2016, the tax holding period for certain land assets expired, creating certain tax benefits, thus resulting in our significant land sales for the quarter.

Segment Home Closings Gross Margin
The following tables set forth a reconciliation between our GAAP home closings gross margin and adjusted home closings gross margin. See“—Non-GAAP Measures—Adjusted home closings gross margin.”

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Home closings revenue, net	$263,442	$219,198	$235,335	$254,045	$313,408	$305,947	$812,185	$779,190
Cost of home closings	206,117	173,214	192,260	204,896	260,130	257,825	658,507	635,935
Home closings gross margin	57,325	45,984	43,075	49,149	53,278	48,122	153,678	143,255
Capitalized interest amortization	5,169	5,369	6,821	7,425	9,512	9,092	21,502	21,886
Adjusted home closings gross margin	$62,494	$51,353	$49,896	$56,574	$62,790	$57,214	$175,180	$165,141
Home closings gross margin %	21.8%	21.0%	18.3%	19.3%	17.0%	15.7%	18.9%	18.4%
Adjusted home closings gross margin %	23.7%	23.4%	21.2%	22.3%	20.0%	18.7%	21.6%	21.2%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Home closings revenue, net	$696,944	$518,563	$667,975	$693,676	$906,235	$742,931	$2,271,154	$1,955,170
Cost of home closings	548,931	406,442	545,016	563,504	758,777	624,745	1,852,724	1,594,691
Home closings gross margin	148,013	112,121	122,959	130,172	147,458	118,186	418,430	360,479
Capitalized interest amortization	13,983	13,880	18,852	21,271	27,197	23,452	60,032	58,603
Adjusted home closings gross margin	$161,996	$126,001	$141,811	$151,443	$174,655	$141,638	$478,462	$419,082
Home closings gross margin %	21.2%	21.6%	18.4%	18.8%	16.3%	15.9%	18.4%	18.4%
Adjusted home closings gross margin %	23.2%	24.3%	21.2%	21.8%	19.3%	19.1%	21.1%	21.4%

On a consolidated basis home closings gross margin percentage increased to 18.9% from 18.4% for the three months ended September 30, 2016 compared to the same period of 2015 and remained unchanged at 18.4% for the nine months ended September 30, 2016 compared to the prior year period. For the nine months ended September 30, 2016, amortization of capitalized interest benefited our overall margins as we experienced a decrease in our interest costs from the redemption, in May 2015, of our 7.75% Senior Notes due 2020 and issuance, in April 2015, of our 5.875% Senior Notes due 2023. Partially offsetting this benefit, we increased closings of aged finished inventory which negatively impacted margins as such homes typically have lower margins than to-be-built homes.
East:
Home closings gross margin percentage increased to 21.8% from 21.0% for the three months ended September 30, 2016 compared to 2015 and decreased to 21.2% from 21.6% for the nine months ended September 30, 2016 compared to the prior year. The increase for the quarter is primarily due to an increase in the average selling price in several of our divisions within this region as demand for our product increased despite the shift in mix. The decrease for the comparative nine month period is primarily due to an overall shift in our product mix from our higher margin homes in our Florida divisions to our acquired divisions which have slightly lower margins.

Central:

Home closings gross margin percentage decreased to 18.3% from 19.3% for the three months ended September 30, 2016 compared to 2015 and to 18.4% from 18.8% for the nine months ended September 30, 2016 compared to the prior year. The decreases are primarily a result of higher incentives in our Darling Houston business as well as a shift in product mix in our Austin market.

West:
Home closings gross margin percentage increased to 17.0% from 15.7% for the three months ended September 30, 2016 compared to 2015 and to 16.3% from 15.9% for the nine months ended September 30, 2016 compared to the prior year. The changes for all comparative periods were a result of increased homes closed in our Southern California and Phoenix divisions. When compared to the prior year, our Southern California division closed more homes in the current year in communities with higher than average margins. The demand in our Phoenix market increased average selling price for the quarter and for the nine months ended September 30, 2016 which contributed to the increase in margin for all comparative periods.

Mortgage Operations
Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary of mortgage operations gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Mortgage operations revenue	$13,814	$11,316	$36,951	$28,794
Mortgage operations expenses	7,877	6,962	22,594	18,120
Mortgage operations gross margin	$5,937	$4,354	$14,357	$10,674
Mortgage operations margin %	43.0%	38.5%	38.9%	37.1%

Our Mortgage Operations segment’s revenue increased primarily due to increased closings volume, average loan amounts, and strong capture rates.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the following periods:

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Three Months Ended September 30, 2016	1,068	$357.0	81%
Three Months Ended September 30, 2015	964	$319.8	80%

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Nine Months Ended September 30, 2016	2,965	$992.0	80%
Nine Months Ended September 30, 2015	2,471	$826.8	78%

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. In the third quarter of 2016 and 2015, the average FICO score of customers who obtained mortgages through TMHF was 744 and 743, respectively. In the first nine months of 2016 and 2015, the average FICO score of customers who obtained their mortgages through TMHF was 743 for both periods.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased 0.3% for the three and nine months ended September 30, 2016 to 7.2% and 7.3%, respectively. The increases are primarily a result of our newly acquired divisions. Our new communities typically have higher sales and marketing costs during their earlier stages of sales due to various start up costs.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 3.7% from 3.2%, for the three months ended September 30, 2016 and 2015, respectively, and to 4.0% from 3.6% for the nine months ended September 30, 2016 compared to the prior year, respectively. The increase is attributable to personnel and other investments we have made for future business optimatization as well as recent acquisitions.

Equity in Income/Loss of Unconsolidated Entities
Equity in income/loss of unconsolidated entities was $1.6 million income and $0.1 million loss for the three months ended September 30, 2016 and 2015, respectively, and $4.7 million and $1.4 million income for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase is primarily due to our increase in active unconsolidated joint ventures. We had five active unconsolidated joint ventures at September 30, 2016 compared to three active at September 30, 2015.

Interest Income, Net
Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings. Interest income for three and nine months ended September 30, 2016 and September 30, 2015 was consistent.

Other Expense, Net
Other expense, net for the three months ended September 30, 2016 and 2015 was $1.9 million and $2.4 million, respectively, and $8.6 million and $11.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The majority of the expense for both periods related to pre-acquisition costs on abandoned land projects, captive insurance claims costs and financing fees on our Revolving Credit Facility. Furthermore, the decrease from the prior year is primarily as result of our accruals for contingent consideration relating to our acquisitions in that year.

Loss on Extinguishment of Debt
In 2015, we redeemed the entire outstanding aggregate principal amount of our 2020 Senior Notes at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write off of net unamortized deferred financing fees.

We did not incur any losses on extinguishment of debt for the three months ended September 30, 2016 and 2015 or the nine months ended September 30, 2016.

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

Income Tax Provision
The effective tax rate for the three months ended September 30, 2016 reflects a favorable accrual to return adjustment and certain benefits from energy tax credits which were not available for the same period in 2015. In addition, the effective tax rate for the three months ended September 30, 2016 was negatively impacted by the reversal of deferred tax assets related to certain inventory that was sold during the year. The reversal of the deferred tax asset lowered taxable income, which limited certain deductions.

Net Income
Net income and earnings per diluted share for the three months ended September 30, 2016 was $58.3 million and $0.49, respectively. Net income and earnings per diluted share for the three months ended September 30, 2015 was $45.7 million and $0.37, respectively. The increase in net income and earnings per share from the prior year is attributable to an increase in margin dollars and an increase in our repurchase of treasury shares.

Liquidity and Capital Resources
Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility (as defined below);

•	Our various series of Senior Notes (as defined below);

•	Mortgage warehouse facilities;

•	Project-level financing (including non-recourse loans);

•	Performance, payment and completion surety bonds, and letters of credit; and

•	Cash generated from operations.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations;

•	Borrowings under our Revolving Credit Facility; and

•	Additional offerings of senior notes, depending on credit market conditions.

Our principal uses of capital for the nine months ended September 30, 2016 and 2015 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, stock repurchases, and the payment of various liabilities. In addition, capital was used for the acquisition of Acadia homes and investments in joint ventures for the nine months ended September 30, 2016. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2016	December 31, 2015
Total Cash, including Restricted Cash	$161,839	$127,468

Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(33,513)	(32,906)
Revolving Credit Facility Borrowings Outstanding (1)	(215,000)	(115,000)
Revolving Credit Facility Availability	251,487	352,094

Total Liquidity	$413,326	$479,562
(1) Outstanding borrowings under the Revolving Credit Facility are presented gross of debt issuance costs.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $142.4 million for the nine months ended September 30, 2016 compared to $271.7 million used for the nine months ended September 30, 2015. The primary driver of the current year cash provided by operating activities was due to a decrease in mortgage loans held for sale and cash generated therefrom, an increase in customer deposits, and a significant reduction in the amount expended for real estate year over year. We used cash in operating activities for the nine months ended September 30, 2015 primarily as a result of significant investments in real estate inventory from proceeds of the sale of Monarch.

Investing Cash Flow Activities

Net cash used in investing activities was $74.8 million for the nine months ended September 30, 2016, as compared to net cash provided by investing activities of $59.7 million for the nine months ended September 30, 2015. We used cash of $52.8 million during the first quarter of 2016 for the acquisition of Acadia Homes. Cash provided by investing activities in the 2015 period reflects the proceeds from the sale of Monarch and our foreign currency forward which occurred during the first quarter of the prior year, offset by cash outflow for our 2015 acquisitions and investments in joint ventures.

Financing Cash Flow Activities
Net cash used in financing activities was $33.3 million for the nine months ended September 30, 2016, compared to $71.4 million for the nine months ended September 30, 2015. The decrease in cash used by financing activities was primarily attributable to the stock repurchase during the 2016 period and the redemption of our 2020 Senior Notes offset by the issuance of our 2023 Senior Notes which occurred in the nine months ended September 30, 2015.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of September 30, 2016.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	As of September 30, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$24,559	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	19,183	50,000	LIBOR + 2.25%	November 16, 2016 (2)	Mortgage Loans
J.P. Morgan	47,424	100,000	LIBOR + 2.375%	September 25, 2017	Mortgage Loans and Pledged Cash
Total	$91,166	$205,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2016, are collateralized by $119.0 million of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and $1.3 million of restricted short-term investments which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheet.
(2) We are currently working to renew the Comerica facility. This facility has been in place for a number of years and the renewal process has been proceeding in a manner similar that in previous years.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2016 and December 31, 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $109.6 million of the loans as of September 30, 2016 was 4.8% per annum, and $33.2 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	September 30, 2016	December 31, 2015
Letters of credit (1)	$33,513	$32,906
Surety bonds	360,073	361,941
Total outstanding letters of credit and surety bonds	$393,586	$394,847
(1) As of September 30, 2016 and December 31, 2015, there was $200 million total capacity of letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of September 30, 2016

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

For the nine months ended September 30, 2016, total net capital contributed to unconsolidated joint ventures was $24.5 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of September 30, 2016, we had outstanding land purchase and lot option contracts of $720.5 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

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

Inflation
We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and construction material costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2016, approximately 82% of our debt was fixed rate and 18% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of September 30, 2016, we had $211.1 million outstanding borrowings under our Revolving Credit Facility, net of unamortized debt issuance costs. We had $251.5 million of additional availability for borrowings and $166.5 million of additional availability for letters of credit (giving effect to $33.5 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not be expected to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2016. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate Debt	$45.3	$35.1	$28.4	$16.5	$7.1	$1,260.4	$1,392.8	$1,437.8
Weighted average interest rate(1)	3.7%	3.7%	3.7%	3.7%	3.7%	5.5%	5.3%
Variable Rate Debt(2)	$91.2	$—	$—	$215.0	$—	$—	$306.2	$306.2
Weighted average interest rate	2.8%	—	—	2.4%	—	—	2.5%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at September 30, 2016, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.1 million per year.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of the acquisition of Acadia Homes, which we acquired in January 2016 and which represented (excluding the acquired entities’ capitalized interest, but including its goodwill), 2.4% of the Company’s consolidated total assets and 1.8% of the Company’s consolidated homebuilding revenues as of and for the quarter ended September 30, 2016.

Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

During the three months ended September 30, 2016, we repurchased the following number of shares of our Class A Common Stock:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program (in thousands) (a)
July 1 to July 31, 2016	166,237	$15.25	166,237	$7,726
August 1 to August 31, 2016	46,000	$15.95	46,000	$6,991
September 1 to September 30, 2016	35,129	$16.30	35,129	$56,427
Total	247,366		247,366
(a) Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2017 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three and nine months ended September 30, 2016, there were an aggregate of 247,366 and 1,918,999 shares of Class A Common Stock repurchased for $3.8 million and $28.5 million, respectively. During the year ended December 31, 2015, there were an aggregate of 934,434 shares of Class A Common Stock repurchased for $15.0 million.

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	November 2, 2016
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