Form 10-K
period 2016-12-31
Taylor Morrison Home Corp
filed 2017-02-21
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2016 was $430,501,870, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 21, 2017 :

Class	Outstanding
Class A Common Stock, $0.00001 par value	42,064,422
Class B Common Stock, $0.00001 par value	77,405,233
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

i

Available Information

Information about our company and communities is provided on our Internet websites at www.taylormorrison.com and www.darlinghomes.com (collectively, the “Taylor Morrison website”). The information contained on or accessible through the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Ethics and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “Corporate Governance.” To the extent required by the SEC's rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct and Ethics (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

In this Annual Report, unless the context requires otherwise, references to “the Company,” “we,” “us,” or “our” are to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries.

TMHC was incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and the telephone number is (480) 840-8100.

Forward-Looking Statements

Certain information included in this Annual Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as, but not limited to, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of our strategy or future operating or financial performance. As you read this Annual Report and other reports or public statements, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General Overview

We are one of the largest public homebuilders in the United States. We are also a land developer, with a portfolio of lifestyle and master-planned communities. We provide a diverse assortment of homes across a wide range of price points. We strive to appeal to a broad spectrum of customers in traditionally high growth markets, where we design, build and sell single-family detached and attached homes. We operate under the Taylor Morrison and Darling Homes brand names. We also provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”) and title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”).

We have operations in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Our business is organized into multiple homebuilding operating divisions and a mortgage and title services division, which are managed as multiple reportable segments, as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, and Houston (each of the Dallas and Houston markets include both a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento, and Southern California
Mortgage Operations	Taylor Morrison Home Funding (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

Our long-term strategy is built on four pillars:

•	pursuing core locations;

•	building distinctive communities;

•	maintaining a cost-efficient culture; and

•	appropriately balancing price with pace in the sale of our homes.

We are committed to building authentic homes and engaging communities that inspire, delight and enhance the lives of our customers. Delivering on this commitment involves thoughtful design and analysis to accommodate the needs of our customers and the surrounding community. The Taylor Morrison difference begins with providing our customers with homes that are both conducive to their lifestyles and that are built to last. We take pride in our quality construction, superior design and customer service. Our dedication to customer service defines our customer experience and acknowledges homeowners’ suggestions to incorporate style, quality and sustainability into every community we build. Our commitment to quality prioritizes the long-term satisfaction of our homeowners. Our communities are typically built in locations in close proximity to schools and shopping, often have amenities and public gathering areas, with a focus on delivering superior lifestyles to customers and their families.

In recognition of our commitment to home buyers, we were awarded America’s Most Trusted Home Builder® by Lifestory Research in 2016 and 2017, which is based on the reviews of more than 30,000 consumers. We are also ranked the second highest in the active adult resort home builder brands according to Lifestory Research America’s Most Trusted® 2016 and 2017 Active Adult Home Builder Brand Study, which was based on almost 11,000 consumers.

Some of our recent acquisitions include our acquisition in April 2015 of JEH Homes, an Atlanta based homebuilder, for a purchase price of approximately $63.2 million, excluding contingent consideration, which yielded approximately 2,000 lots; our acquisition in July 2015 of three divisions of Orleans Homes for a purchase price of approximately $167.3 million, which collectively yielded approximately 2,100 lots in new markets within Charlotte, Chicago and Raleigh, further expanding our geographic footprint; and our acquisition in January 2016 of Acadia Homes in Atlanta for approximately $83.6 million, which yielded approximately 1,100 additional lots with deliveries of homes at price points in the low $400 thousands, allowing us to further diversify our product offerings in the Atlanta market. All the operations acquired in 2015 and 2016 have been fully transitioned to the Taylor Morrison brand.

During 2016, our operations were located in eight states and generated revenue of $3.55 billion, net income from continuing operations of $207.0 million. In 2016, we grew our average community count by 19% year over year to 309 active communities, and ended 2016 with $1.5 billion in sales order backlog.

We believe we benefit from a well-located land portfolio, primarily in homebuilding markets that have been leading the U.S. housing recovery. During 2016, we had 309 average active communities and at December 31, 2016 we owned or controlled approximately 38,300 lots. The average sales price of homes closed during the year ended December 31, 2016 was approximately $465,000. During 2016, we sold 7,504 homes, an increase of 12% over the prior year.

2016 Highlights and Recent Developments

•	On January 8, 2016, we completed the acquisition of Acadia Homes in Atlanta, Georgia, yielding approximately 1,100 lots for total consideration of $83.6 million.

•
On August 10, 2016, we announced our expansion of the Taylor Morrison brand to the Dallas market. Sales for this new division are expected to begin in 2017 with the opening of two communities offering homes in the $300,000 - $500,000 price range.

•
On February 6, 2017 we completed the sale of 11,500,000 shares of our Class A common stock in a registered public offering at a net purchase price per share of $18.2875 (the public offering price to the public of $19.00 per share less the underwriters’ discount). We used all of the net proceeds from the public offering to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by our Principal Equityholders (as defined below). The aggregate number partnership units and corresponding shares of Class B common stock we purchased was equal to the number of shares of Class A common stock sold in the public offering. See — Our Structure and Note 23 - Subsequent Events in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further detail.

Business Strategy

We recognize that the housing market is cyclical and home price volatility between the peak and valley of cycles can be significant. We seek to maximize shareholder value over the long-term and operate our business to capitalize on market appreciation value and mitigate risks from market downturns. We believe we are well positioned for growth throughout market fluctuations through disciplined execution of the four pillars of our business strategy.

We execute our strategy by opportunistically acquiring prime land assets in core locations, focusing on the preferences of our buyers, building distinctive communities, continually evaluating and analyzing overhead efficiency and optimizing profit by managing volume. We regularly assess our capital allocation strategy to drive long-term shareholder return. We also take advantage of opportunities to partner in joint ventures as they arise in order to secure desirable land, share risk and maximize returns.

We believe our extensive land position and pipeline, located in highly desirable submarkets, have positioned us for strategic growth and increased profitability in an improving housing market. We execute this strategy by:

•	Strategically opening new communities from existing land supply;

•	Combining land acquisition and development expertise with homebuilding operations;

•	Focusing product offerings on specific customer groups;

•	Building aspirational homes for our customers and delivering superior customer service;

•	Maintaining an efficient capital structure;

•	Selectively pursuing acquisitions; and

•	Employing and retaining a highly experienced management team with a strong operating track record.

We focus on developing “lifestyle” communities in core locations, which have many distinguishing attributes, including proximity to job centers, strong school systems and a variety of local amenities in well-regarded submarkets. We offer a range of award-winning and innovative designs, through our single-family detached and attached product lines. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. Although many of the communities we build primarily attract move-up buyers, our portfolio also includes quality products for entry-level, luxury and 55+ customers. We serve all segments and generational groups through our homes and focus on the needs of homebuyers. The distribution of sales in our portfolio have gravitated toward a mix of approximately a third of entry-level and first time home buyers, a third of move-up buyers and a third of 55+ buyers.

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

We generally operate as community developers. Community development includes the acquisition and development of communities, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. In some communities we operate solely as merchant builders, in which case, we acquire fully planned and entitled lots and may construct on-site improvements but normally do not construct significant off-site utility or infrastructure improvements. We develop a wide range of communities, which may include amenity rich community centers. We also have investments in, and are participants in, a number of joint ventures to develop land and master-planned communities.

We develop a number of home designs with features such as single-story, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to varied buyer needs. We have integrated these designs and features in many of our homes and communities. We engage unaffiliated architectural firms and internal architectural resources to develop new designs and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We possess an extensive library of single-family detached and attached floor plans that can be utilized throughout our markets.

The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the sale, construction, and delivery of homes. Actual community life cycle will vary based on the size of the community, the sales absorption rate, and whether we purchased the property as raw land or as developed lots.

A summary of our homebuilding activity by homebuilding reporting segment as of and for the year ended December 31, 2016 is as follows:

(Dollars in thousands)	Homes Closed	Average Selling Price of Closed Homes	Net Homes Sold	Average Active Selling Communities	Homes in Backlog	$ Value of Backlog
East	2,795	$385	3,039	122	1,183	$508,101
Central	2,050	476	1,837	109	817	419,359
West	2,524	544	2,628	78	1,131	604,450
Total	7,369	$465	7,504	309	3,131	$1,531,910

For financial information about our reporting segments, see Note 19 — Operating and Reporting Segments to our consolidated financial statements for the year ended December 31, 2016.

Land Acquisition Policies and Development

Locating and acquiring suitable land positions is a core part of our strategy as a developer and homebuilder. In order to maximize our expected risk-adjusted return, the allocation of capital for land investment is performed at the corporate level with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior executives meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Major development strategy decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team. Our land portfolio as of December 31, 2016 and 2015 is detailed below:

	As of December 31, 2016
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	3,262	5,707	4,076	293	13,338	5,071	18,409
Central	2,834	1,208	3,437	—	7,479	4,100	11,579
West	1,046	1,122	3,805	1,196	7,169	1,148	8,317
Total	7,142	8,037	11,318	1,489	27,986	10,319	38,305

	As of December 31, 2015
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	3,185	5,938	4,150	1,757	15,030	3,925	18,955
Central	3,465	974	3,526	—	7,965	5,433	13,398
West	1,650	1,992	4,618	1,348	9,608	1,411	11,019
Total	8,300	8,904	12,294	3,105	32,603	10,769	43,372

Raw land represents property that has not been developed and remains in its natural state. Partially developed represents land where the grading and horizontal development process has begun. Finished lots represent those lots which we have purchased from third parties in addition to lots for which we have completed the horizontal development and are ready for the vertical development. Long-term strategic assets are those lots where we are currently not performing any development.

In the land purchasing and joint venture configuration process, specific projects of interest are typically identified by the local divisional teams, including proposed ownership structure, environmental concerns, anticipated product segmentation, competitive environment and financial returns, and they are presented to our portfolio investment committee for review. Certain portfolio opportunities will often be sourced centrally and managed at the corporate level. We also determine whether continued spending on currently owned and controlled land is a well-timed and appropriate use of capital. Our portfolio investment strategy emphasizes expected profitability to reflect the risk and timing of returns, and the level of sales volume in new and existing markets.

The following is a summary of the status of our land positions:

(Dollars in thousands)	As of December 31, 2016		As of December 31, 2015
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw land	7,142	$403,902	8,300	$378,081
Partially developed	8,037	501,496	8,904	645,276
Finished lots	11,318	1,336,709	12,294	1,305,697
Long-term strategic assets	1,489	16,182	3,105	12,165
Total	27,986	$2,258,289	32,603	$2,341,219

As of December 31, 2016 and 2015, the allocation of lots held in our land portfolio, by year acquired, is as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2016	As of December 31, 2015
Acquired in 2016	17%	—%
Acquired in 2015	20%	22%
Acquired in 2014	11%	13%
Acquired in 2013 and earlier	52%	65%
Total	100%	100%

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes.

The following is a summary of our homes in inventory by homebuilding reporting segment as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016				As of December 31, 2015
	Homes in Backlog	Models	Inventory to be Sold	Total	Homes in Backlog	Models	Inventory to be Sold	Total
East	1,183	135	413	1,731	875	157	430	1,462
Central	817	129	360	1,306	1,030	119	417	1,566
West	1,131	148	413	1,692	1,027	162	470	1,659
Total	3,131	412	1,186	4,729	2,932	438	1,317	4,687

We expect that during 2017 we will deliver substantially all homes in backlog at December 31, 2016.

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

Each community has employees who perform superintendent, sales and customer service functions, in conjunction with a local management team to manage the overall project.

The construction time for our homes varies from project to project depending on geographic region, the time of year, the size and complexity of construction, the governmental approval processes, local labor availability, availability of materials and supplies, weather, and other factors. On average, we complete the construction of a typical home in approximately six months.

Procurement and Construction

We have a comprehensive procurement program that leverages our size and national presence to achieve efficiencies and cost savings. Our procurement objective is to maximize efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements.

The regional and national vendor programs currently involve over 40 vendors and includes highly reputable and well-established companies who supply us with lumber, appliances, HVAC systems, insulation, roofing, paint and lighting, among other materials. Through these relationships, we are able to realize savings on the costs of essential materials. Contracts are typically structured to include a blend of attractive upfront pricing and rebates and, in some cases, advantageous retroactive pricing in instances of contract renewals. In addition to cost advantages, these arrangements also help minimize the risk of construction delays during supply shortages, as we are often able to leverage our size to obtain our full allocation of required materials.

Trades and Labor

Our construction, land and purchasing managers coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices can be challenging in some markets as the supply chain responds to uneven industry growth and other economic factors that affect the number of people in the workforce.

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

Sales and Marketing

We are committed to continuously enhancing our customer experience including how we target and attract our consumers. Our marketing program calls for a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient and cost-effective manner. Our corporate sales and marketing team provides a generalized marketing framework across our regional operations as well as sales training to our local teams. Our divisional sales and marketing teams utilize local media and marketing channels to deliver a unique message that is relevant to our consumer groups in each market.

Our goal is to identify the preferences of our customers and demographic groups and offer them innovative, high-quality products that are efficient and profitable to build. To achieve this goal, we conduct extensive market research to determine preferences of our customer groups and are able to focus on particular lifestyle preferences in determining the product to build.

We are continually gathering and analyzing data regarding specific consumer preferences for various customer groups. Our approach to customer identification and segmentation guides our operations from the initial land acquisition through to our design, building, marketing and delivery of homes and our ongoing after-sales customer service. Among our peers, we believe we are at the forefront of directed marketing strategies, as evidenced by our data-driven approach to marketing and decision-making.

The central element of our marketing platform is our web presence at www.taylormorrison.com and www.darlinghomes.com (none of the information on or accessible through these websites is a part of this Annual Report). The main purpose of these websites is to direct potential customers to one of our sales teams. The websites also offer the ability of customers to evaluate floor plans, elevations, square footage, community amenities and geographic location. Customers are also able to use the websites to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” The websites are fully integrated with our customer relationship management (“CRM”) system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We believe the digital marketing strategy for our websites, which is continually reviewed and refined, provides high return on our investments.

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

Our homes are sold by our commissioned employees who work from sales offices generally located within our model homes. Our goal is to ensure our sales force has extensive knowledge of our homes, including our energy efficient features, sales strategies, mortgage options and community dynamics. To achieve this goal, we have on-going training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options and sales techniques and discuss geographic competition. Our sales team members are licensed real estate agents where required by law and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types and amount of incentives depends largely on existing economic and local competitive market conditions.

Warranty Program

We offer warranties on homes that generally provide a limited one- or two-year warranty (depending on jurisdiction) to cover various defects in workmanship or materials and structural construction defects. We may also facilitate a ten-year warranty in certain markets or to comply with regulatory requirements. The construction defect risk is covered by Beneva Indemnity Company (“Beneva”), one of our wholly owned subsidiaries. We also provide third-party warranty coverage on homes where required by Federal Housing Administration (“FHA”) or Veterans Administration lenders.

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

TMHF operates as an independent mortgage banker and conducts its business as a FHA Full Eagle lender. TMHF funds mortgage loans utilizing warehouse credit line facilities. Revenue is earned through origination and processing fees combined with service release premiums earned in the secondary market once the loans are sold to investors. Typically, loans are sold and servicing is released within 20-30 business days.

TMHF competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions. TMHF utilizes a multi-investor correspondent platform which gives us increased flexibility when placing loans to meet our customers’ needs. TMHF has continued to expand and strengthen our correspondent relationships. This has created stability and consistency in our origination process and delivery.

Inspired Title operates as a title insurance agent under the title-only (examination) business model. Inspired Title searches and examines land title records, prepares title commitments and polices for homebuyers in our Florida, Georgia, and Texas markets, contracting with others (currently title insurance underwriters and attorneys) to perform the escrow closing functions. Inspired Title competes against other title underwriters and title/escrow agents that provide similar services.

Seasonality

Our business is seasonal. We have historically experienced, and expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Our results, therefore, may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include, but are not limited to:

•	the timing of the introduction and start of construction of new projects;

•	the timing of sales;

•	the timing of closings of homes, lots and parcels;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in the areas in which we operate;

•	mix of homes closed;

•	construction timetables;

•	the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes;

•	the cost and availability of materials and labor; and

•	weather conditions in the markets in which we build.

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	Three Months Ended,				Three Months Ended,
	2016				2015
	March 31	June 30	September 30	December 31	March 31(1)	June 30(1)	September 30	December 31
Net homes sold	24.4%	27.0%	26.0%	22.6%	25.9%	28.1%	24.5%	21.5%
Home closings revenue	18.4%	24.2%	23.7%	33.7%	17.1%	23.6%	27.0%	32.3%
Net income from continuing operations	12.6%	22.1%	28.4%	36.9%	23.5%	11.7%	26.8%	38.0%

(1) Net income from continuing operations for the three months ended March 31, 2015 and June 30, 2015 was impacted by factors other than seasonality. The gain on the foreign currency forward related to the sale of our Canadian operations during the first quarter of 2015 benefited earnings, while the loss on extinguishment of debt in the second quarter of 2015 reduced earnings by $30.0 million and $33.3 million, respectively.

Organizational Structure

On April 12, 2013 we completed our initial public offering (“IPO”) of 32,857,800 shares of our Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”), on the New York Stock Exchange (“NYSE”). With an initial price to the public of $22.00 per share, it was the largest homebuilding IPO in the history of the NYSE. As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) through the formation of New TMM. TMM Holdings is a British Columbia limited partnership that acquired our operations in July 2011 and is currently the holding company for all of our operations. It was formed in 2011 by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (together, the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”).

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

For each share of TMHC Class A Common Stock outstanding, TMHC holds one limited partnership interest in New TMM (each, a “New TMM Unit”). The Principal Equityholders (through holding vehicles) hold New TMM Units and one corresponding share of Class B Common Stock for each New TMM Unit they hold. As a result, the Class A Common Stock and Class B Common Stock percentages were as follows for the dates presented:

	As of December 31, 2016		As of February 6, 2017
	Shares Outstanding	Percentage	Shares Outstanding	Percentage
Class A Common Stock	30,486,858	25.5%	41,986,858	35.2%
Class B Common Stock	88,942,052	74.5%	77,442,052	64.8%
Total	119,428,910	100.0%	119,428,910	100.0%

The Class A Common Stock is held by the public. The Class B Common Stock is substantially beneficially owned by the Principal Equityholders, so together, they have voting power over more than a majority of our outstanding voting stock. See Item 1A - Risk Factors — "The Principal Equityholders have substantial influence over our business, and their interests may differ from our interests or those of our other stockholders." See — Our Structure and Note 23 - Subsequent Events in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further detail.

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

In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market sales prices. In addition, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the builder construct certain improvements to public places such as parks and streets or fund schools. The impact of these requirements on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs. To date, these restrictions have not had a material impact on us.

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

Environmental

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (collectively, “environmental laws”). For example, environmental laws may affect: how we manage stormwater runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocation, and other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other losses.

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

We manage compliance with environmental laws at the division level with assistance from the corporate and regional legal departments.

Health and Safety

We are committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive twice-yearly independent third-party inspections of selected sites covering all aspects of health and safety. Key areas of focus are on site conditions meeting exacting health and safety standards, and on subcontractor performance throughout our operating areas meeting or exceeding expectations. All of our team members must complete an assigned curriculum of online safety courses each year. These courses vary according to job responsibility. In addition, groups such as construction and field personnel are required to attend additional health and safety related training programs.

Information Technology

We have a centralized information technology organization with its core team located at our corporate headquarters in Scottsdale, augmented with field support technicians in key locations across the U.S. Our approach to information technology is to continuously simplify our information technology platform and consolidate and standardize applications. We believe a common application platform enables the sharing of ideas and rapid implementation of process improvements and best practices across the entire company. Our back-office operations use a fully integrated, industry recognized enterprise resource planning package. Marketing and field sales utilize a leading CRM solution that tracks leads and prospects from all sources and manages the customer communication process from lead creation through the buying process and beyond the post-warranty period. Field operations teams collaborate with our supply chain management to schedule and manage development and construction projects with a set of standard and widely used homebuilding industry solutions.

Intellectual Property

We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on our recognized homebuilding heritage while emphasizing a customer-centric focus.

Employees, Subcontractors and Consultants

As of December 31, 2016, we employed approximately 1,800 full-time equivalent persons. Of these, approximately 1,600 were engaged in corporate and homebuilding operations, and the remaining approximately 200 were engaged in mortgage and title services. As of December 31, 2016, we were not subject to collective bargaining agreements. We consider our employee relations to be good.

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
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability and cost of financing for homebuyers;

•	employment levels, job and personal income growth and household debt-to-income levels;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;

•	the U.S. and global financial system and credit markets, including stock market and credit market volatility;

•	private and federal mortgage financing programs and federal and state regulation of lending practices;

•	federal and state income tax laws, including provisions for the deduction of mortgage interest payments;

•	housing demand from population growth, household formations and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);

•	demand from foreign buyers for our homes, which may fluctuate according to economic circumstances in foreign markets;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;

•	real estate taxes;

•	energy prices; and

•	the supply of developable land in our markets and in the United States generally.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. During the most recent economic downturn, unfavorable changes in many of the above factors negatively affected all of the markets we serve. Economic conditions in certain of our markets continue to be characterized by levels of uncertainty, which has impacted business or consumer confidence in those markets. For example, fluctuations in oil and gas prices have created economic uncertainty, particularly in regions of Texas, such as the greater Houston area, where we have significant operations. Additionally, governmental action and legislation related to economic stimulus, taxation, spending levels and borrowing limits, immigration, as well as political debate, conflicts and compromises related to such actions, may negatively impact the financial markets and consumer confidence and spending, which could adversely impact the U.S. economy and the housing market. Any deterioration in economic conditions or continuation of uncertain economic or political conditions could have a material adverse effect on our business.
Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts and wildfires) and other environmental conditions may delay the delivery of our homes, increase our costs or impact demand for our homes. Furthermore, civil unrest or acts of terrorism, other acts of violence, threats to national security or a public health issue such as a major epidemic or pandemic in the United States or internationally may also have a negative effect on our business.
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
Although the U.S. housing market continues to recover, we cannot predict the overall trajectory of the market. Some housing markets and submarkets have been stronger than others, and there continues to be variability in operating trends. We expect that such unevenness will continue, whether or not the present housing recovery progresses, and that prevailing conditions in various housing markets and submarkets will continue to fluctuate. These fluctuations may be significant and unfavorable. In addition, while some of the many negative factors that contributed to the housing downturn may have moderated, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions in 2017 and beyond.
Although we have taken steps to alleviate the impact of these conditions on our business, given the volatility in the homebuilding industry and global economic and political uncertainty, there can be no guarantee that steps taken by us will continue to be effective and, to the extent the current economic environment does not improve or any improvement takes place over an extended period of time, our business, financial condition and results of operations may be adversely affected.
If homebuyers are not able to obtain suitable financing, our results of operations may decline.
A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit remains constrained, due to various regulatory changes and lower risk appetite by lenders, with many lenders requiring increased levels of financial qualification, including lenders adhering to the “Qualified Mortgage” requirements under the Dodd-Frank Act and ability to repay standard, and lending lower multiples of income. Investors and first-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers, as well as our ability to fully realize our backlog, because our sales contracts generally include a financing contingency, which permits the customer to cancel its obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract.
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
FHA-insured mortgage loans generally have lower down-payment requirements and qualification standards compared to conventional guidelines and, as a result, the FHA continues to be a particularly important source for financing the sale of our homes. Lenders have taken and may continue to take a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. In January 2017, in response to a presidential executive order, the U.S. Department of Housing and Urban Development sent a letter to lenders, real estate brokers and closing agents suspending the 0.25 percentage point premium rate cut for FHA-backed loans. Further restrictions are expected on FHA-insured loans, including limitations on seller-paid closing costs and concessions. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes in the United States. In addition, changes in federal regulatory and fiscal policies relating to currently available benefits for homeowners (including a repeal of the currently available home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability to purchase homes.
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
We require a qualified labor force to develop our communities and build our homes. Access to qualified labor may be affected by circumstances beyond our control, including:

•	work stoppages resulting from labor disputes;

•	shortages of and competition for qualified trades people, such as carpenters, roofers, electricians and plumbers;

•	changes in laws relating to union organizing activity;

•	changes in immigration laws and policies and trends with respect to labor force migration; and

•	increases in subcontractor and professional services costs.

Labor shortages can be further exacerbated as demand for housing increases. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our communities and building homes. For example, the homebuilding industry has been experiencing shortages of skilled labor and increased labor costs, including in several locations in which we operate, which has resulted in longer delivery times. We may not be able to recover increased costs by raising our home prices, because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.
Higher cancellation rates of existing agreements of sale may have an adverse effect on our business.
Our backlog represents sales contracts with our homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for each home reflected in our backlog and, generally, we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required prior to the closing date. In some situations, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit.
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

In cases of cancellation, we remarket the home and retain any deposits we are permitted to retain. Nevertheless, the deposits may not cover the additional costs involved in remarketing the home, replacing or modifying installed options, reducing the sales price or increasing incentives on the completed home for greater marketability and carrying higher inventory. Further, depending on the stage of cancellation, a contract that is cancelled at the end of a phase may cause additional construction costs, roadway repairs or added nuisances to existing homeowners for the out of sequence construction or modification of the particular home. Significant numbers of cancellations could adversely affect our business, financial condition and results of operations.
The homebuilding and mortgage and title services industries are highly competitive and, if our competitors are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment that is characterized by competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, local REALTOR® and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market. Additionally, some of our competitors have longstanding relationships with subcontractors and suppliers in markets in which we operate and others may have significantly greater financial resources or lower costs than us. Competitive conditions in the homebuilding industry could make it difficult for us to acquire suitable land at acceptable prices, cause us to increase selling incentives and/or reduce or discount prices and/or result in an oversupply of homes for sale. These factors have adversely affected demand for our homes and our results of our operations in the past and could do so again in the future.
Additionally, our mortgage and title services businesses compete with other mortgage lenders and title companies, including national, regional and local mortgage banks and other financial institutions, some of which may be subject to fewer government regulations or, in the case of mortgage lenders, may have a greater range of products, greater access to capital or different lending criteria and may be able to offer more attractive financing to potential customers.
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
In the United States, the unemployment rate was 4.8% as of January 2017, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 62.9% in January 2017, potentially reflecting an increased number of “discouraged workers” who have left the labor force. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.
Increases in interest rates, taxes (or changes in deductibility) or government fees could prevent potential customers from buying our homes and adversely affect our business or financial results.
Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home, which in turn would adversely impact demand for and sales prices of homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. The Federal Reserve Board recently raised interest rates, and it is anticipated that interest rates will likely continue to increase over the next several years.
Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s U.S. federal and, in some cases, state income taxes, subject to various limitations. If the U.S. federal government or a state government changes its income tax laws, as has been discussed from time to time, to eliminate, limit or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, or any other increase in any taxes affecting homeowners, would adversely impact demand for and sales prices of new homes.

Additionally, increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes. Fees imposed on developers to fund schools, open spaces, road improvements and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.
Inflation or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing costs of land, materials and labor. In the event of an increase in inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any such increase difficult or impossible. In addition, inflation is often accompanied by higher interest rates, which historically has had a negative impact on housing demand, as well as increasing the interest rates we may need to pay for our own capital financing. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.
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
Furthermore, a material decline in oil and gas prices may increase the risk of significant deflation and its adverse impact on our business or financial results, as the economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices continue to be volatile or significantly change, the economies of certain of our markets, particularly in regions of Texas where we have significant operations, may be negatively impacted, which may adversely impact the financial position, results of operations and cash flows of our business. In addition, pricing offered by our suppliers and subcontractors can be adversely affected by increases in various energy costs, resulting in a negative impact to our financial position, results of operations and cash flows of our business.
Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.
Our quarterly operating results generally fluctuate by season as a result of a variety of factors such as:

•	timing of home deliveries and land sales;

•	the changing composition and mix of our asset portfolio; and

•	weather-related issues.

Historically, a larger percentage of our home sale contracts have been entered into in the winter and spring. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability. Seasonal natural disasters such as hurricanes, tornadoes, floods and wildfires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues.
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
We are often required to provide performance, payment and completion and warranty/maintenance surety bonds or letters of credit to secure the completion of our construction contracts, development agreements and other arrangements. We have obtained credit facilities to provide the required volume of performance, payment and completion and warranty maintenance surety bonds and letters of credit for our expected growth in the medium term; however, unexpected growth may require additional facilities. We may also be required to renew or amend our existing facilities. Our ability to obtain additional performance, payment and completion and warranty/maintenance surety bonds and letters of credit primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the fluidity of the markets for such bonds. Performance, payment and completion and warranty/maintenance surety bond and letter of credit providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time.
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
As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.
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
We rely on subcontractors in order to perform the construction of our homes and, in many cases, to select and obtain raw materials. We are exposed to various risks as a result of our reliance on these subcontractors and their suppliers, including, as described above, the possibility of defects in our homes due to improper practices or materials used by such parties, which may require us to comply with our warranty obligations and/or bring a claim under an insurance policy. The subcontractors we rely on to perform the actual construction of our homes are also subject to a significant and evolving number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If these subcontractors who construct our homes fail to comply with all applicable laws, we can suffer reputational damage and may be exposed to liability.
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
In addition, we incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include: costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes; constructing model homes; and promotional and marketing expenses to prepare for the opening of a new home community for sales. Moreover, local municipalities may impose development-related requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if our opening of new home communities for sales is delayed, we may incur additional costs, which would adversely affect our gross profit margins, and it will take a longer period of time for us to recover our costs, including those we incurred in acquiring and developing land.
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
Due to economic conditions in the United States, particularly during the downturn in 2008 and thereafter, the market value of our land and home inventory was negatively impacted prior to 2011. In 2011, the carrying value of all of our land was adjusted to its fair market value as of the date of our acquisition by the Principal Equityholders. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. If material write-downs and impairments in the value of our inventory are required and, if in the future we are required to sell land or homes at a loss, our results of operations and financial condition would be adversely affected.
Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding or other activities, which could have a negative impact on our results of operations.
The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the housing industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the builder construct certain improvements to public places such as parks and streets or fund schools.
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
In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. Such environmental laws may affect, for example, how we manage stormwater runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building homes and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.
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

Our mortgage operations are subject to risks, including risks associated with our ability to sell mortgages we originate and to claims on loans sold to third parties.
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
Our mortgage operations may also be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. Accordingly, mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. If, due to higher costs, reduced liquidity, residential consumer loan putback demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, TMHF is unable to make loan products available to our homebuyers, our home sales and mortgage services results of operations may be adversely affected.
We enter into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change and the underlying loan is not economically hedged or committed to an investor. We also have exposure to credit loss in the event of contractual non-performance by our trading counterparties in derivative instruments that we use in our rate risk management activities. We aim to manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty, and by entering into netting agreements with counterparties, as appropriate.
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
There have been numerous changes and proposed changes in regulations affecting the financial services industry as a result of the housing downturn. For example, in July 2010, the Dodd-Frank Act was enacted. Among other things, this legislation provides for minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. In January 2013, the Consumer Financial Protection Bureau proposed a number of new rules that became effective in January 2014, including but not limited to rules regarding the creation and definition of a “Qualified Mortgage,” rules for lender practices regarding assessing borrowers’ ability to repay and limitations on certain fees and incentive arrangements. In October 2015, the Consumer Financial Protection Bureau’s new Truth in Lending - Real Estate Settlement Procedures Act (TILA-RESPA) Integrated Disclosure Rule became effective. This rule implemented additional disclosure timeline requirements and fee tolerances. The effects of these rules could affect the availability and cost of mortgage credit, negatively impact closing timelines and the delivery of homes and adversely affect the costs and financial results of financial services and homebuilding companies. Other requirements provided for by the Dodd-Frank Act have not yet been finalized or implemented. The effect of such provisions on our mortgage operations and title services businesses will depend on the rules that are ultimately enacted. Any such changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.
The prices of our mortgages could be adversely affected if we lose any of our important commercial relationships.
We have longstanding relationships with members of the lender community from which our borrowers benefit. TMHF plans to continue with these relationships and use the correspondent lender platform as a part of its operational plan. If our relationship with any one or more of those banks deteriorates or if one or more of those banks decide to renegotiate or terminate existing agreements or otherwise exit the market, TMHF may be required to increase the price of our products, or modify the range of products TMHF offers, which could cause us to lose customers who may choose other providers based solely on price or fees, which could adversely affect our financial condition and results of operations.
We may not be able to use certain deferred tax assets, which may result in our having to pay substantial taxes.
We have significant deferred tax assets, including net operating losses that could be used to offset earnings and reduce the amount of taxes we are required to pay. At December 31, 2016, we had deferred tax assets, net of deferred tax liabilities and valuation allowance, of $206.6 million. Our ability to use net operating losses to offset earnings is dependent on a number of factors, including applicable rules relating to the permitted carry back period for offsetting certain net operating losses against prior period earnings and the timing and amount of future taxable income. If we are unable to use our net operating losses, we may have to record charges to reduce our deferred tax assets, which could have an adverse effect on our results of operations. In addition, if tax rates are significantly reduced (for example, through corporate income tax reform) the realizable value of our deferred tax assets could be significantly reduced.
Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.
The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents such as the Deepwater Horizon accident in the Gulf of Mexico. Increases in such costs could also result in higher prices for products utilizing petrochemicals. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. These cost increases may have an adverse effect on our operating margin and results of operations, and we may be unable to pass increases in construction costs on to our customers who may have already entered into purchase contracts. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.
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
Our operations are concentrated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Some or all of these regions could be affected by:

•	severe weather;

•	natural disasters;

•	climate change;

•	shortages in the availability or increased costs in obtaining land, equipment, labor or building supplies;

•	unemployment;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.

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
We have provided non-recourse carve-out guarantees to certain third-party lenders to our unconsolidated joint ventures (i.e. guarantees of losses suffered by the lender in the event that the borrowing entity or its equity owners engage in certain conduct, such as fraud, misappropriation of funds, unauthorized transfers of the financed property or equity interests in the borrowing entity, or the borrowing entity commences a voluntary bankruptcy case, or the borrowing entity violates environmental law, or hazardous materials are located on the property, or under other circumstances provided for in such guarantee or indemnity). In the future, we may provide other guarantees and indemnities to such lenders, including secured guarantees, in which case we may have increased liability in the event that a joint venture defaults on its obligations to a third party.
If the other partners in our unconsolidated joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the joint venture agreement, potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated joint ventures we cannot exercise sole decision-making authority, which could create the potential risk of creating impasses on decisions and prevent the joint venture from taking actions that may be in our best interests. In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the venture to continue ownership. In the event a joint venture is terminated or dissolved, we could also be exposed to lawsuits and legal costs.
Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records, including information provided by our customers. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption, failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources could impair our operations, damage our reputation and cause us to lose customers, sales and revenue.
In addition, breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, homebuyers, mortgage loan borrowers and business partners, requiring us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our reputation, business, financial condition and results of operations. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time. In addition, the costs of maintaining adequate protection against such threats, as they develop in the future (or as legal requirements related to data security increase) could be material.
We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions or disposals of businesses, and the anticipated benefits may never be realized.
As a part of our business strategy, we may make acquisitions, or significant investments in, and/or disposals of, businesses. Any future acquisitions, investments and/or disposals would be accompanied by risks such as:

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
Dispositions have their own risks. For example, our disposition of Monarch in 2015 required the separation of our operations and personnel from those of Monarch, as well as our performance of certain related transition services. This required the allocation of management resources. In addition, we provided a customary indemnity to Monarch and its purchasers in the transaction agreement and to the extent that we are required to pay indemnity claims to Monarch and its purchasers under the terms of that agreement, we could face additional liability and expense in connection with the Monarch sale. Dispositions may also result in lost synergies that could negatively impact our balance sheet, income statement and cash flows.
We have defined benefit and defined contribution pension schemes to which we may be required to increase our contributions to fund deficits.
We provide retirement benefits for former and certain of our current employees through a number of defined benefit and defined contribution pension schemes. Certain of these plans are no longer available to new employees. As of December 31, 2016, we had an unfunded status of $8.3 million in our defined benefit pension plans. This deficit may increase, and we may be required to increase contributions to our plans in the future, which may materially and adversely affect our liquidity and financial condition.
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
We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, stormwater run-off, the presence of and exposure to asbestos, the handling of hazardous materials and the cleanup of contaminated sites. Additionally, as a homebuilding business with a wide variety of historic homebuilding and construction activities, we could also be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials which in the future become known or are suspected to be hazardous. We may be liable for the costs of removal, investigation or remediation of hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial, and insurance coverage for such claims may be limited or non-existent. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use. Although we are not aware of any projects requiring material remediation activities by us as a result of historical contamination, no assurances can be given that material claims or liabilities relating to such developments will not arise in the future, and such contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage or other losses.
The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements may be imposed on homebuilders in the future. In addition, violations of environmental laws and regulations can result in injunctions, civil penalties, remediation expenses and other costs. Further, some environmental laws impose strict liability, which means that we may be held liable for unlawful environmental conditions on property we own which we did not create.
We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.
We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants.
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution, the related timing or any eventual loss. To the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. Unfavorable litigation, arbitration or claims could also generate negative publicity in various media outlets that could be detrimental to our reputation.
Negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.
Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid or protest brands that receive bad press or negative reviews. Furthermore, negative publicity can be disseminated rapidly through these channels and other digital platforms. Customers and other interested parties could act on such information without further investigation and without regard to its accuracy. Accordingly, we could suffer immediate harm without affording us an opportunity for redress or correction. Any such negative publicity may result in a decrease in our operating results.

In addition, we can be affected by poor relations with the residents of communities we develop because these residents sometimes look to us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could decide or be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.
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
Several of the markets in which we operate have historically been subject to utility and resource shortages, including significant changes to the availability of electricity and water. Shortages of utility resources and natural resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments and have other adverse implications.
For example, certain areas in which we operate, particularly the Western United States, are experiencing and have experienced severe drought conditions. In response to these conditions, government officials have taken, or have proposed taking, a number of steps to preserve potable water supplies. To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially: restrict, delay the issuance of, or proscribe new water connection permits for homes; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership.
Any of the foregoing, individually or collectively, could adversely affect the regional economies in which we operate, which may limit, impair or delay our ability to acquire and develop land and/or build and deliver homes, increase our production costs or reduce demand for our homes, thereby negatively affecting our business and results of operations.
Constriction of the capital markets could limit our ability to access capital and increase our costs of capital.
We fund our operations from cash from operations, capital markets financings and borrowings under our Revolving Credit Facility and other loan facilities. Volatile economic conditions and the constriction of the capital markets could reduce the sources of liquidity available to us and increase our costs of capital. If the size or availability of our banking facilities is reduced in the future, or if we are unable to obtain new, or renew existing, facilities in the future on favorable terms or otherwise access the loan or capital markets, it would have an adverse effect on our liquidity and operations.

As of December 31, 2016, we had $268.6 million of debt maturing in the next 12 months. We believe we can meet this and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if industry or economic conditions deteriorate. The future effects on our business, liquidity and financial results of these conditions could be adverse, both in the ways described above and in other ways that we do not currently foresee.
Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.
We have a substantial amount of debt. As of December 31, 2016, the total principal amount of our debt (including $198.6 million of indebtedness of TMHF) was $1.6 billion. Our substantial debt could have important consequences for the holders of our common stock, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;

•	increasing our vulnerability to adverse economic or industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and land acquisitions, particularly when the availability of financing in the capital markets is limited;

•	requiring us to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise;

•
requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, land acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our Revolving Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations, to fund acquisitions, or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Restrictive covenants in the indenture governing our 2021 Senior Notes and the agreements governing our Revolving Credit Facility and other indebtedness may restrict our ability to pursue our business strategies.
The indenture governing our 2021 Senior Notes (as defined below) and the agreement governing our Revolving Credit Facility limit our ability, and the terms of any future indebtedness may prohibit or limit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	repurchase equity or subordinated indebtedness;

•	pay dividends or make distributions on our capital stock;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to restrictions on distributions, transfers or dividends affecting our restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens; and

•	designate any of our subsidiaries as unrestricted subsidiaries.

The agreement governing the Revolving Credit Facility contains certain “springing” financial covenants requiring TMM Holdings and its subsidiaries to comply with a maximum capitalization ratio and a minimum consolidated tangible net worth test. The agreement governing the Revolving Credit Facility also contains customary restrictive covenants, including limitations on incurrence of liens, the payment of dividends and other distributions, asset dispositions, investments, sale and leasebacks and limitations on debt payments and amendments. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in this Annual Report.
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
The expansion and development of our business may require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. We may fail to generate sufficient cash flow from the sales of our homes and land or from other financing sources in order to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach, or our costs exceed, expected levels or we have to incur unforeseen capital expenditures to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.
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
Risks related to our structure and organization
TMHC’s only asset is its interest in TMM Holdings II Limited Partnership (“New TMM”) and, accordingly, it is dependent upon distributions from New TMM to pay dividends, if any, taxes and other expenses. New TMM is a holding company with no operations of its own and, in turn, relies on distributions from TMM Holdings and its operating subsidiaries.
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

•
determine the outcome of substantially all actions requiring stockholder approval, including transactions with related parties, corporate reorganizations, acquisitions and dispositions of assets and dividends.

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

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law, except that they provide that the TPG and Oaktree Holding Vehicles and their respective affiliates and transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them and, accordingly, will not be subject to such restrictions.
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
We are a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange as a result of the ownership position and voting rights of our Principal Equityholders. A “controlled company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. More than 50% of our voting power is held by the TPG and Oaktree Holding Vehicles. As a controlled company, we are entitled to elect, and have elected, not to comply with certain corporate governance rules of the New York Stock Exchange that would otherwise require the Board of Directors to have a majority of independent directors and have our compensation and nominating and governance committees be comprised entirely of independent directors.

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
We may indirectly own an interest in a controlled foreign corporation.

As of December 31, 2016, we owned a 25.5% interest, measured by both vote and value, indirectly through New TMM and TMM Holdings (each as defined below), in a Canadian corporation. On February 6, 2017, we completed the sale of 11,500,000 shares of Class A common stock. Immediately following the offering and the use of proceeds therefrom, our interest in the Canadian corporation increased to a 35.2% interest (of vote and value). If our indirect interest in the Canadian corporation, when combined with the indirect interest in the Canadian corporation held by certain other substantial direct or indirect owners of New TMM, exceeds 50% of (a) the total combined voting power of all classes of stock of such corporation or (b) the value of the stock of such corporation, the Canadian corporation would be classified as controlled foreign corporation (a “CFC”) for U.S. federal income tax purposes, and we would be a “U.S. Shareholder” of the Canadian corporation. Although we do not expect that the Canadian corporation will be classified as a CFC immediately following the offering, in the future, we expect that holders of New TMM Units will exchange such New TMM Units (along with shares of our Class B common stock) for shares of Class A Common Stock or the Company may otherwise acquire additional New TMM Units, and as a result, we, together with other substantial direct or indirect owners of New TMM may then collectively own more than 50% of a Canadian corporation, which would cause the Canadian corporation to be a CFC and us to be a U.S. Shareholder of the Canadian Corporation. Under U.S. federal income tax rules applicable to CFCs and their shareholders, in certain circumstances a U.S. Shareholder of a CFC is required to currently include in its income its proportionate share of certain categories of the CFC's current earnings and profits, regardless of whether any amounts are actually distributed by the CFC. As a result, there could be adverse tax consequences to us if the Canadian corporation is classified as a CFC in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. The lease on this facility covers a space of approximately 27,000 square feet and expires in April 2023. We have approximately 30 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Homebuilding Operations — Land Acquisition Policies and Development.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Class A Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 21, 2017, the Company had one holder of record of our Class A Common Stock. This does not include the number of stockholder who hold shares in TMHC through banks, brokers, and other financial institutions. The following table sets forth for the quarters indicated the range of high and low closing sales prices for the Company’s Class A Common Stock:

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.73	$16.04	$18.05	$20.98
Low	11.30	13.54	14.65	16.57

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$21.01	$21.33	$21.30	$20.19
Low	16.06	18.26	18.60	15.43

The Company’s Class B Common Stock is not listed on a securities exchange. On February 21, 2017 the Company had 35 holders of our Class B Common Stock. For details on the Class B Common Stock see Note 14 — Stockholders’ Equity — Reorganization Transactions in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report. See Note 23 - Subsequent Events for changes to ownership subsequent to December 31, 2016.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Class A Common Stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on April 10, 2013 (the date our Class A Common Stock began trading on the NYSE), in the Class A Common Stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding Index from April 10, 2013 to December 31, 2016

	4/10/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
TMHC	$100.00	$97.44	$81.99	$69.44	$83.59
S&P 500	100.00	116.42	129.68	128.73	141.01
S&P Homebuilding Index	100.00	113.15	116.13	116.06	114.94

Dividends

We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future or making distributions from New TMM to its limited partners (other than to TMHC to fund its operations). See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. TMHC has not previously declared or paid any cash dividends on its common stock.

Any future determination to declare and pay dividends will be made at the discretion of the Board of Directors of TMHC and will depend upon many factors, including statutory requirements, the covenants governing our Revolving Credit Facility and certain of our Senior Notes that limit our ability to pay dividends to stockholders and other factors the Board of Directors of TMHC deems relevant. For further information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2017 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three months ended December 31, 2016, there were no shares of Class A Common Stock repurchased by us or on our behalf.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating data at and for each of the five fiscal years ending December 31, 2016. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Statements of Operations Data:
Total revenues	$3,550,029	$2,976,820	$2,708,432	$1,916,081	$1,041,182
Gross margin	680,279	567,915	566,246	415,865	206,641
Income tax provision / (benefit)	107,643	90,001	76,395	(23,810)	(284,298)
Net income from continuing operations	206,563	170,986	225,599	28,355	355,955
Income from discontinued operations – net of tax	—	58,059	41,902	66,513	74,893
Net income before allocation to non-controlling interests	206,563	229,045	267,501	94,868	430,848
Net (income) / loss attributable to non-controlling interests – joint ventures	(1,294)	(1,681)	(1,648)	131	(28)
Net income before non-controlling interests – Principal Equityholders	205,269	227,364	265,853	94,999	430,820
Net (income) / loss from continuing operations attributable to non-controlling interests – Principal Equityholders	(152,653)	(123,909)	(163,790)	1,442	(355,927)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders (1)	—	(42,406)	(30,594)	(51,021)	(74,893)
Net income available to Taylor Morrison Home Corporation	$52,616	$61,049	$71,469	$45,420	$—
Earnings per common share:
Basic
Income from continuing operations	$1.69	$1.38	$1.83	$0.91	N/A
Discontinued operations – net of tax (1)	—	0.47	0.34	0.47	N/A
Net income available to Taylor Morrison Home Corporation	$1.69	$1.85	$2.17	$1.38	N/A
Diluted
Income from continuing operations	$1.69	$1.38	$1.83	$0.91	N/A
Discontinued operations – net of tax (1)	—	0.47	0.34	0.47	N/A
Net income available to Taylor Morrison Home Corporation	$1.69	$1.85	$2.17	$1.38	N/A
Weighted average number of shares of common stock:
Basic	31,084	33,063	32,937	32,840	N/A
Diluted	120,832	122,384	122,313	122,319	N/A

(1) See Note 5 to Notes to the Consolidated Financial Statements for information regarding our disposition of Monarch and our treatment of that segment as discontinued operations.

	As of December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents, excluding restricted cash	$300,179	$126,188	$234,217	$193,518	$111,083
Real estate inventory	3,017,219	3,126,787	2,518,321	2,012,580	1,366,902
Total assets (1)	4,220,926	4,122,447	4,111,798	3,419,285	2,738,056
Total debt (1)	1,586,533	1,668,425	1,715,791	1,238,457	969,499
Total stockholders’ equity	2,160,202	1,972,677	1,777,161	1,544,901	1,204,575

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Operating Data:
Average active selling communities	309	259	206	158	108
Net sales orders (units)	7,504	6,681	5,728	5,018	3,738
Home closings (units)	7,369	6,311	5,642	4,716	2,933
Average sales price of homes delivered	$465	$458	$464	$394	$336
Backlog at the end of period (value)	$1,531,910	$1,392,973	$1,099,767	$987,754	$716,033
Backlog at the end of period (units)	3,131	2,932	2,252	2,166	1,864

(1) Prior period amounts related to debt issuance costs have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. We serve a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and 55+ buyers. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a mortgage operating component, all of which are managed as four reportable segments: East, Central, West and Mortgage Operations, as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, and Houston (each of the Dallas and Houston markets include both a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento, and Southern California
Mortgage Operations	Taylor Morrison Home Funding (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

We offer single family attached and detached homes, and revenue is recognized when the homes are completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development and the construction costs of the homes we sell.

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

Industry Overview and Current Market Developments

Except for certain housing markets, we believe that a fundamental housing recovery is still underway on a national basis, driven by consumers who have remained optimistic about their economic prospects, and we believe the recovery is supported by certain positive economic and demographic factors, including decreasing unemployment, strong home values, improving household balance sheets, declines in new and existing for-sale home inventory and low interest rates supporting affordability and home ownership. While we were encouraged by certain positive and improved trends during 2016, several challenges still exist that may impact the speed and duration of the recovery, such as lingering unemployment concerns, stagnation in real wages and real or perceived personal wealth, national and global economic uncertainty and a continuing restrictive mortgage lending environment. We are additionally challenged by shortages in the labor supply, specifically as it relates to qualified tradespeople, and volatility in energy prices. Nevertheless, we believe we are in an upward business cycle in most of our markets, as the ability to deliver homes to prospective buyers still lags behind demand and the availability of new and pre-owned homes remains constrained.

Land Acquisition and Development

Because the housing market is cyclical, and home price movement between the peak and trough of the cycle can be significant, we seek to adhere to our core operating principles through these cycles to drive consistent long-term performance.

Based on our current land position, we expect to drive revenue by opening new communities from our existing land supply. We believe land supply provides us with the opportunity to increase community count prospectively. We also currently own or have an option to purchase the majority of the land on which we expect to close homes during 2017. During the next twelve months we expect to open communities in geographic markets in line with consumer demand.

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

2016 Highlights

On January 8, 2016, we completed the acquisition of Acadia Homes in Atlanta, Georgia, yielding approximately 1,100 lots for a total consideration of $83.6 million. See Note 3 – Business Combinations in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further information regarding the assets acquired and the allocation of purchase price.

Other key operational and financial results for the year ended December 31, 2016 are as follows:

•	Net sales orders were 7,504, a 12% increase from the prior year

•	Home closings were 7,369, a 17% increase from the prior year

•	Total revenue was $3.6 billion, a 19% increase from the prior year

•	GAAP home closings gross margin, inclusive of capitalized interest, was 18.2%

•	Net income from continuing operations for the year was $207 million with earnings per share of $1.69, an increase of 22% from the prior year

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our historical consolidated financial statements included elsewhere in this Annual Report. The primary factors that affect the comparability of our results of operations are our recent acquisitions and disposal activities. These consist of the disposal of Monarch Corporation, our former Canadian business (“Monarch”), and gain on foreign currency hedge in January 2015, loss on extinguishment of debt and the acquisition of JEH Homes ("JEH") in the second quarter of 2015, the acquisition of three divisions of Orleans Homes ("Orleans") in the third quarter of 2015, and the acquisition of Acadia Homes ("Acadia") in January 2016. For all periods presented, the operating results of Monarch are included in discontinued operations and historical periods have been recast to show the effects of our segment realignment, which was effective December 31, 2015. In addition to the impact of the matters discussed in the Risk Factors listed in Item 1A of this Annual Report, our future results could differ materially from our historical results due to these changes.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report relating to “adjusted home closings gross margins.”

Adjusted home closings gross margins

We calculate adjusted home closings gross margin from U.S. GAAP home closings gross margin by adding impairment charges, if any, attributable to the write-down of communities, and the amortization of capitalized interest through cost of home closings. Management uses adjusted home closings gross margin to evaluate our operational and economic performance on a consolidated basis, as well as the direct operational and relative economic performance of our segments. We believe adjusted home closings gross margin is relevant and useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the often varying effects of interest costs capitalized. This measure is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measure as a measure of our operating performance. Although other companies in the homebuilding industry report similar information, the methods used may differ.

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
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

Land Closings Revenue

Land closings revenue is recognized when title is transferred to the buyer, we have no significant continuing involvement, the buyer has demonstrated sufficient investment in the property sold and the receivable, if any, from the buyer is not subject to future subordination. If the buyer has not made an adequate investment in the property, the profit on such sale is deferred until these conditions are met.

Mortgage Operations Revenue

Loan origination fees (including title fees, points, closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time (within 20-30 business days) on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, “Sales of Financial Assets.” Because TMHF does not have continuing involvement with the transferred assets, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also, we enter into interest rate lock commitments (“IRLCs”) to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time. These instruments meet the definition of a derivative and the realized and unrealized gain and loss from the IRLCs are included in mortgage operations revenue/expenses.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves

We have certain deductible amounts under our workers’ compensation, automobile and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for construction defects. We also generally require our sub-contractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. Beneva Indemnity Company (“Beneva”), one of our wholly owned subsidiaries, provides insurance coverage for construction defects discovered up to ten years following the closing of a home, premises operations risk and property coverage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to various factors, such as claim settlement patterns, litigation trends and the length of time in which a construction defect claim might be made after the closing of a home.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Statements of Operations Data:
Home closings revenue, net	$3,425,521	$2,889,968	$2,619,558
Land closings revenue	64,553	43,770	53,381
Mortgage operations revenue	59,955	43,082	35,493
Total revenues	$3,550,029	$2,976,820	$2,708,432
Cost of home closings	2,801,739	2,358,823	2,082,819
Cost of land closings	35,912	24,546	39,696
Mortgage operations expenses	32,099	25,536	19,671
Total cost of revenues	$2,869,750	$2,408,905	$2,142,186
Gross margin	680,279	567,915	566,246
Sales, commissions and other marketing costs	239,556	198,676	168,897
General and administrative expenses	122,207	95,235	81,153
Equity in income of unconsolidated entities	(7,453)	(1,759)	(5,405)
Interest (income)/expense, net	(184)	(192)	1,160
Other expense, net	11,947	11,634	18,447
Loss on extinguishment of debt	—	33,317	—
Gain on foreign currency forward	—	(29,983)	—
Income from continuing operations before income taxes	$314,206	$260,987	$301,994
Income tax provision	107,643	90,001	76,395
Net income from continuing operations	$206,563	$170,986	$225,599
Net income from discontinued operations	—	58,059	41,902
Net income before allocation to non-controlling interests	$206,563	$229,045	$267,501
Net income attributable to non-controlling interests – joint ventures	(1,294)	(1,681)	(1,648)
Net income before non-controlling interests – Principal Equityholders	$205,269	$227,364	$265,853
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(152,653)	(123,909)	(163,790)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	—	(42,406)	(30,594)
Net income available to Taylor Morrison Home Corporation	$52,616	$61,049	$71,469
Home closings gross margin as a % of home closings revenue, net	18.2%	18.4%	20.5%
Adjusted home closings gross margin as a % of home closings revenue, net	21.0%	21.3%	23.0%
Gross margin as a % of total revenues	19.2%	19.1%	20.9%
Sales, commissions and other marketing costs as a % of home closings revenue, net	7.0%	6.9%	6.4%
General and administrative expenses as a % of home closings revenue, net	3.6%	3.3%	3.1%
Average sales price per home closed	$465	$458	$464

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Average Active Selling Communities

	Year Ended December 31,
	2016	2015	Change
East	122	91	34.1%
Central	109	98	11.2
West	78	70	11.4
Total	309	259	19.3%

Average active selling communities increased 19.3%, primarily due to the acquisitions of JEH in April 2015, three divisions of Orleans in July 2015, and Acadia in January 2016. In addition, we experienced community growth in existing divisions within our Central and West segments. We also opened new communities and closed out existing communities throughout all of our legacy markets.

Net Sales Orders

	Year Ended December 31, (1)
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	3,039	2,124	43.1%	$1,175,440	$794,356	48.0%	$387	$374	3.5%
Central	1,837	2,018	(9.0)	848,389	912,623	(7.0)	462	452	2.2
West	2,628	2,539	3.5	1,457,923	1,262,101	15.5	555	497	11.7
Total	7,504	6,681	12.3%	$3,481,752	$2,969,080	17.3%	$464	$444	4.5%

(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:

The number of net homes sold and sales value of homes increased by 43.1% and 48.0%, respectively, in 2016 as compared to 2015, primarily due to the acquisition of JEH, Acadia, and the divisions of Orleans in the East region. The change in the total sales value was a result of a higher number of units, primarily attributable to an increase in average active selling communities in the majority of our markets. In addition, the results for the current year represent full period net sales orders from our acquired divisions, whereas the prior year's balances include data for the acquired divisions only for the periods since their respective acquisitions. The average selling price of net homes sold increased throughout the region for the year due to product mix.

Central:

The number of net homes sold and sales value of homes decreased by 9.0% and 7.0%, respectively, whereas the average selling price increased by 2.2%. Despite the decrease in the annual results for this region, we experienced fourth quarter improvements in 2016 in the Central region with increases in net sales orders and total sales value by 9.4% and 9.0%, respectively, when compared to the fourth quarter of 2015. While slower job growth and a decline in relocations to Houston compared to previous years impacted the year-over-year performance, the divisions in the Central region are showing recent strength, as evidenced by increased average selling prices for the year as well as declining cancellation rates.

West:

The number of net homes sold and sales value of homes increased by 3.5% and 15.5%, respectively, primarily due to an increase in average active selling communities in our California markets. The average selling price of net homes sold increased by 11.7% as a result of our performance in our California and Phoenix divisions which continue to experience price increases due to increased consumer demand.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2016	2015
East	12.0%	12.4%
Central	16.1	16.6
West	13.5	13.0
Total Company	13.6%	13.9%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

Our consolidated cancellation rate decreased to 13.6% from 13.9% year over year. The primary driver for the decrease in the cancellation rate is our Houston divisions which are normalizing after twelve months of elevated rates. In addition, our use of prequalification criteria through TMHF and robust earnest money deposits helped us manage our cancellation rate across the Company and increase our mortgage capture rate compared to the prior year.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,183	875	35.2%	$508,101	$358,978	41.5%	$430	$410	4.9%
Central	817	1,030	(20.7)	419,359	519,251	(19.2)	513	504	1.8
West	1,131	1,027	10.1	604,450	514,744	17.4	534	501	6.6
Total	3,131	2,932	6.8%	$1,531,910	$1,392,973	10.0%	$489	$475	2.9%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value increased by 6.8% and 10.0% for the 2016 year as compared to the 2015 year, respectively. The increase in backlog units is primarily as a result of the combination of increased sales orders and a decrease in our cancellation rate. The increase in total sales value is directionally consistent with the 2.9% increase in the average selling price which is a result of higher average selling prices for net sales orders.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	2,795	2,065	35.4%	$1,077,241	$809,324	33.1%	$385	$392	(1.8)%
Central	2,050	2,140	(4.2)	974,841	990,925	(1.6)	476	463	2.8
West	2,524	2,106	19.8	1,373,439	1,089,719	26.0	544	517	5.2
Total	7,369	6,311	16.8%	$3,425,521	$2,889,968	18.5%	$465	$458	1.5%

East:

The number of homes closed and home closings revenue, net increased by 35.4% and 33.1%, respectively, for the 2016 year as compared to the 2015 year primarily due to the current year results encompassing a full period of home closings from all of our acquired divisions, whereas the prior year includes results only for JEH and the acquired divisions of Orleans for a partial year. Additionally, we have organically grown our markets through community openings which results in increased homes closed. Certain economic market improvements, as well as favorable homebuyer reception of new products and new communities, contributed to the increase in net home closings revenue. The average selling price decreased by 1.8% compared to the same period in the prior year as a result of the newly acquired markets over the past year in Atlanta, Charlotte, and Raleigh where average selling prices are lower than our legacy markets.

Central:

The number of homes closed and home closings revenue, net decreased by 4.2% and 1.6%, respectively, for the 2016 year as compared to the 2015 year primarily as a result of our Houston market. Higher price point homes in this market have been affected the most by the oil industry economic factors in Texas discussed above. While the high price point homes were the most affected in home closings units, the majority of the markets within this region experienced price appreciation, which contributed to the region's 2.8% increase in average selling price compared to the prior year.

West:

The number of homes closed and home closings revenue, net increased by 19.8% and 26.0%, respectively for the 2016 year as compared to the 2015 year. The increase in units was primarily driven by our Phoenix market which continues to grow as a result of job growth and a lower cost of living when compared to other markets. Our Phoenix and California markets contributed to the increase in home closing revenue, net as a result of increased average selling prices.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2016	2015	Change
East	$21,042	$9,375	$11,667
Central	29,754	17,739	12,015
West	13,757	16,656	(2,899)
Total	$64,553	$43,770	$20,783

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities. For the year ended December 31, 2016, land closings revenue increased by $20.8 million as we were able to capitalize on certain market conditions relative to our long-term strategic assets. The sales represent legacy land that we held for either appreciation or tax purposes. During 2016, the tax holding period for certain land assets expired, preserving certain tax benefits, thus resulting in our significant land sales.

Segment Home Closings Gross Margins

The following table sets forth a reconciliation between our home closings segment gross margins and our corresponding segment adjusted home closings gross margins and adjusted home closing gross margin percentages. See — Non-GAAP Measures — Adjusted home closings gross margins.

	East		Central		West		Total
	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Home closings revenue	$1,077,241	$809,324	$974,841	$990,925	$1,373,439	$1,089,719	$3,425,521	$2,889,968
Cost of home closings	848,988	631,956	793,384	806,695	1,159,367	920,172	2,801,739	2,358,823
Home closings gross margin	228,253	177,368	181,457	184,230	214,072	169,547	623,782	531,145
Inventory impairment	—	—	—	—	3,473	—	3,473	—
Capitalized interest amortization	21,307	20,444	27,217	29,338	42,327	33,381	90,851	83,163
Adjusted home closings gross margin	$249,560	$197,812	$208,674	$213,568	$259,872	$202,928	$718,106	$614,308
Home closings gross margin %	21.2%	21.9%	18.6%	18.6%	15.6%	15.6%	18.2%	18.4%
Adjusted home closings gross margin %	23.2%	24.4%	21.4%	21.6%	18.9%	18.6%	21.0%	21.3%

Consolidated:

Our consolidated home closings gross margin percentage for the year ended December 31, 2016 decreased to 18.2% from 18.4% compared to the prior year. Similarly, adjusted home closings gross margin percentage for the year ended December 31, 2016 decreased to 21.0% from 21.3%. Amortization of capitalized interest benefited our overall margins as we have experienced a decrease in our interest incurred from the redemption, in May 2015, of our 7.75% Senior Notes due 2020 and issuance, in April 2015, of our 5.875% Senior Notes due 2023. Partially offsetting this benefit, we increased closings of aged finished inventory which negatively impacted margins as such homes typically have lower margins than to-be-built homes and a higher cost of capital due to longer carry times. Purchase accounting also negatively impacted our consolidated gross margin percentage when compared to the prior year.

East:

Home closings gross margin percentage decreased to 21.2% from 21.9% for the year ended December 31, 2016 compared to the prior year, primarily due to an overall shift in our product mix from our higher margin homes in our Florida divisions to our newly acquired divisions, which have slightly lower margin percentages. The effects of purchase accounting stemming from these business combinations has also negatively impacted home closings gross margin in this region.

Central:

Home closings gross margin percentage remained consistent at 18.6% for the years ended December 31, 2016 and 2015. Despite the economic uncertainty regarding the oil industry, which occurred throughout 2016 and thereby negatively impacting the number of homes closed, the Central region maintained home closings gross margin percentage through sales price increases in markets other than Houston.

West:

Home closings gross margin percentage remained consistent at 15.6% for the years ended December 31, 2016 and 2015. The majority of the markets within this region experienced an increase in their margins through sales price increases to offset the increase in land, development and construction costs. An impairment charge of approximately $3.5 milion in our Chicago division negatively impacted our home closings gross margin results.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary of mortgage operations gross margin:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Mortgage operations revenue	$59,955	$43,082
Mortgage operations expense	32,099	25,536
Mortgage operations gross margin	$27,856	$17,546
Mortgage operations margin %	46.5%	40.7%

Our Mortgage Operations segment’s revenue increased primarily due to increased closings volume, average loan amounts, and strong capture rates. The increase in mortgage operations margin was due to improvements in the gain on sale of loans due to better investor pricing from our mandatory commitments model. In addition, 2015 was negatively impacted by an increase in overhead related to increasing our in-house underwriting platform in preparation for shifting to agency originations and additional regulation.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the years presented:

	TMHF Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
December 31, 2016	4,435	$1,492.5	80%
December 31, 2015	3,675	$1,219.0	79%

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. Our capture rate increased to 80% for the year ended December 31, 2016 from 79% for the year ended December 31, 2015. The average FICO score of customers who obtained mortgages through TMHF was 743 and 742 for the years ended December 31, 2016 and 2015, respectively.

Sales, Commissions and Other Marketing Costs

Sales commissions and other marketing costs, as a percentage of home closings revenue, increased slightly period over period to 7.0% from 6.9% for the years ended December 31, 2016 and 2015, respectively. This was primarily a result of our increase in the number of open communities in 2016. Our new communities typically have higher sales and marketing costs during their early stages of sales due to various start up costs.

General and Administrative Expenses

General and administrative expenses, as a percentage of home closings revenue, were 3.6% and 3.3% for the years ended December 31, 2016 and 2015, respectively. The increase was attributable to increased headcount and other investments we have made for future business optimization, as well as the recent acquisition we completed in 2016.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $7.5 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively. The change was primarily due to the timing of our unconsolidated joint venture openings. We had two additional unconsolidated joint ventures fully active during 2016 compared to the prior year.

Interest (Income)/Expense, net

Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings. Interest income, net for the years ended December 31, 2016 and 2015 was consistent.

Other Expense, net

Other expense, net for the year ended December 31, 2016 and 2015 was $11.9 million and $11.6 million, respectively. The majority of the expense for both periods relates to earn-out activity, captive insurance claims costs, financing fees on our Revolving Credit Facility, and pre-acquisition costs on abandoned land projects.

Loss on Extinguishment of Debt
In May 2015, we redeemed the entire outstanding aggregate principal amount of our 2020 Senior Notes at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the redemption. As a result of the redemption, we recorded a loss on extinguishment of debt of $33.3 million, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.

We had no such transactions for the year ended December 31, 2016.

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

We had no such transactions for the year ended December 31, 2016.

Income Tax Provision
Our effective tax rate was 34.3% and 34.5% for the years ended December 31, 2016 and December 31, 2015, respectively. The effective rate for both years was affected by a number of factors, the most significant of which included state income taxes, the establishment of reserves for uncertain tax positions, changes in valuation allowances, and preferential treatment of certain deductions and energy credits relating to homebuilding activities.

Net Income

Net income from continuing operations and earnings per diluted share for the year ended December 31, 2016 was $206.6 million and $1.69, respectively. Net income from continuing operations and earnings per diluted share for the year ended December 31, 2015 was $171.0 million and $1.38. The increase in net income and earnings per share from the prior year is attributable to an increase in margin dollars as a result of the increase in both the number of homes closed and average selling price of homes closed.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Average Active Selling Communities

	Year Ended December 31,
	2015	2014	Change
East	91	65	40.0%
Central	98	86	14.0
West	70	55	27.3
Total	259	206	25.7%

Consolidated:

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

Central:

The number of net homes sold and sales value of homes decreased by 9.2% and 6.9%, respectively. Inclement weather, lack of availability of labor resources, and the economic uncertainty of the oil industry in this segment impacted the year over year performance. However, the average selling price in 2015 increased 2.5% from 2014.

West:

The number of net homes sold and sales value of homes increased by 27.9% and 19.1%, respectively, primarily due to an increase in average active selling communities. A shift in product mix from home sales in the California divisions to other divisions within the segment, such as Phoenix, where homes are more moderately priced, resulted in a decrease in average selling price.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2015	2014
East	12.4%	12.1%
Central	16.6	12.2
West	13.0	15.1
Total Company	13.9%	13.2%

(1)	Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The primary driver for the increase in the consolidated cancellation rate was the Central region. The increase in this region was a result of the market's recent uncertain economic and weather conditions in 2015 which caused pressure on an already constrained trade labor base and caused cycle times to be delayed.

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

Consolidated:

The increase in backlog units and sales value is consistent with the increases in net homes sold and new community openings year over year. Backlog value increased in total by 26.7% as a result of backlog units increasing by 30.2%.

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

Central:

Backlog units and sales value decreased by 10.6% and 5.1%, respectively, primarily due to a decrease in net sales orders as result of inclement weather in 2015 which caused pressure on construction trades, shortage of labor resources, and the economic uncertainty related to the oil industry in this region.

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

East:

The number of homes closed and home closings revenue, net increased by 39.6% and 48.2%, respectively, as a result of the combination of increased average selling price in Florida and the acquisitions of JEH and the Orleans divisions. Economic market improvements, as well as a favorable homebuyer reception of new communities, contributed to net home closings revenue increases.

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

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Change
East	$9,375	$20,112	$(10,737)
Central	17,739	32,344	(14,605)
West	16,656	925	15,731
Total	$43,770	$53,381	$(9,611)

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

Segment Home Closings Gross Margins

The following table sets forth a reconciliation between our home closings segment gross margins and our corresponding segment adjusted home closings gross margins and adjusted home closings gross margin percentages. See — Non-GAAP Measures — Adjusted home closings gross margins.

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

Consolidated:

Our consolidated adjusted home closings gross margin percentage for the year ended December 31, 2015 decreased compared to the same period in 2014. Geographic and product mix had an impact on margin rate as well as the relatively lower margin communities in certain of our recently acquired divisions. In addition, our legacy divisions experienced higher land and development and construction costs as we naturally depleted our legacy land supply which has lower carrying costs.

East:

Home closings gross margin percentage decreased to 21.9% from 24.6% for the year ended December 31, 2015 compared to the prior year, primarily as a result of the addition of lower margin communities from our recent acquisitions and the effects of purchase accounting stemming from business combinations.

Central:

Home closings gross margin percentage decreased to 18.6% from 20.2% for the year ended December 31, 2015 compared to the prior year. The decrease was due to increases in construction costs as a result of labor supply constraints. Poor weather also contributed to the increased costs of home construction as cycle times were delayed.

West:

Home closings gross margin percentage decreased to 15.6% from 18.7% for the year ended December 31, 2015 compared to the prior year, primarily as a result of increased land, development and construction costs.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF. The following is a summary of mortgage operations gross margin:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Mortgage operations revenue	$43,082	$35,493
Mortgage operations expense	25,536	19,671
Mortgage operations gross margin	$17,546	$15,822
Mortgage operations margin %	40.7%	44.6%

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

General and Administrative Expenses

General and administrative expenses, as a percentage of home closings revenue, were 3.3% and 3.1% for the years ended December 31, 2015 and 2014, respectively. The slight increase is primarily related to acquisition costs and costs associated with integrating our JEH and Orleans divisions and investments in our infrastructure. We continue to utilize our scalable platform, providing leverage with existing infrastructure in an effort to maintain stable operating costs.

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

Income Tax Provision
Our effective tax rate was 34.5% and 25.3% for the years ended December 31, 2015 and December 31, 2014, respectively. The effective rate increased in 2015 primarily because 2014 included a benefit for the reversal of $31.1 million of a previously recorded valuation allowance against certain deferred tax assets. The effective tax rate for both years was affected by a number of factors, the most significant of which included changes in valuation allowances, state income taxes, the changes in uncertain tax positions, and certain preferential treatment of deductions relating to homebuilding activities.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of tax, for the year ended December 31, 2015 consisted of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges related to the sale of Monarch. No revenues or expenses related to the operations of Monarch were recorded in 2015.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility (as defined below);

•	Our various series of Senior Notes (as defined below);

•	Mortgage warehouse facilities;

•	Project-level financing (including non-recourse loans);

•	Performance, payment and completion surety bonds, and letters of credit; and

•	Cash generated from operations.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations; and

•	Borrowings under our Revolving Credit Facility.

We may access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the years ended December 31, 2016 and 2015 were homebuilding acquisitions, land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, stock repurchases and the payment of various liabilities. In addition, capital was used for the acquisition of Acadia Homes and investments in joint ventures for the year ended December 31, 2016. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2016	2015
Total Cash, including Restricted Cash	$301,812	$127,468
Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(31,903)	(32,906)
Revolving Credit Facility Borrowings Outstanding	—	(115,000)
Revolving Credit Facility Availability	468,097	352,094
Total Liquidity	$769,909	$479,562

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $372.6 million for the year ended December 31, 2016 compared to $262.7 million used in operating activities for the year ended December 31, 2015. The increase in cash provided by operating activities was primarily attributable to an increase in the number of homes closed and lower cash spending on real estate inventory and land deposits compared to the prior year combined with a smaller decrease in mortgage loans held for sale. In addition, 2015 net cash used in operating activities included the impacts of net income from discontinued operations and the gain on foreign currency forward.

Investing Cash Flow Activities

Net cash used in investing activities was $81.4 million for the year ended December 31, 2016 compared to the cash provided by investing activities of $50.2 million for the year ended December 31, 2015. Proceeds from the sale of Monarch and our foreign currency forward in 2015, partially offset by less cash used in business acquisitions in 2016, contributed to the change in cash from investing activities.

Financing Cash Flow Activities

Net cash used in financing activities was $117.3 million for the year ended December 31, 2016 compared to cash used in financing activities of $103.0 million for the year ended December 31, 2015. Net cash used in financing activities increased primarily as a result of the repayment in full of amounts outstanding under the Revolving Credit Facility, combined with an increase in mortgage borrowings. In addition, 2015 net cash used in financing activities included the proceeds from the issuance of Senior Notes due 2023 and the repayment of Senior Notes due 2020.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of December 31, 2016.

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

2021 Senior Notes

On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).
The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that prohibit or limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) agreeing to restrictions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.
There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of our 7.75% Senior Notes due 2020 on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million during the second quarter of 2015, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.
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
The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2016 and 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	At December 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$37,093	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	57,875	85,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	103,596	125,000	LIBOR + 2.375% to 2.5%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$198,564	$265,000

	At December 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$63,210	$75,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	18,009	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
J.P. Morgan	102,225	120,000	LIBOR + 2.375%	September 29, 2016	Mortgage Loans and Pledged Cash
Total	$183,444	$245,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2016 and 2015, are collateralized by $233.2 million and $201.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2016 and 2015 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2016 and 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $123.3 million of the loans as of December 31, 2016 was 5.3% per annum, and $27.2 million of the loans were non-interest bearing.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2016	2015
Letters of credit (1)	$31,903	$32,906
Surety bonds	270,943	361,941
Total outstanding letters of credit and surety bonds	$302,846	$394,847
(1) As of December 31, 2016 and 2015, there was $200 million total capacity of letters of credit available under our Revolving Credit Facility.

Contractual Obligations as of December 31, 2016

(Dollars in thousands)	Payments Due by Period
	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$27,231	$7,434	$11,577	$6,002	$2,218
Unrecognized tax benefit obligations including interest and penalties	4,379	—	4,379	—	—
Land purchase contracts and lot options	542,609	225,193	218,355	27,779	71,282
Senior notes (1)	1,250,000	—	—	550,000	700,000
Other debt outstanding (1)	349,049	268,570	66,952	13,027	500
Estimated interest expense (2)	528,043	77,833	141,181	138,820	170,209
Totals	$2,701,311	$579,030	$442,444	$735,628	$944,209

(1)
As of December 31, 2016 total debt outstanding included $550.0 million aggregate principal amount of 2021 Senior Notes, $350.0 million aggregate principal amount of 2023 Senior Notes, $350.0 million aggregate principal amount of 2024 Senior Notes, $198.6 million of mortgage borrowings by TMHF, no outstanding borrowings on the Revolving Credit Facility, and $150.5 million of loans and other borrowings. Scheduled maturities of certain loans and other borrowings as of December 31, 2016 reflect estimates of anticipated lot take-downs associated with such loans.

(2)	Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.5% as of December 31, 2016.

Off-Balance Sheet Arrangements as of December 31, 2016

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

The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2016	2015
East	$25,923	$24,098
Central	30,146	28,832
West	98,625	72,646
Other	3,215	2,872
Total	$157,909	$128,448

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of December 31, 2016, we had outstanding land purchase and lot option contracts of $542.6 million for 7,583 lots. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2016, 87.6% of our debt was fixed rate and 12.4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility. We had $468.1 million of additional availability for borrowings and $168.1 million of additional availability for letters of credit (giving effect to $31.9 million of letters of credit outstanding as of such date). See Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources – Debt Instruments – Revolving Credit Facility. Our fixed rate debt is subject to a requirement that we offer to purchase the 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indentures governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2016. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(Dollars in millions, except percentage data)	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate Debt	$70.0	$44.7	$22.2	$6.2	$556.8	$700.5	$1,400.4	$1,423.0
Weighted average interest rate (1)	4.4%	4.4%	4.4%	4.4%	5.5%	5.5%	5.4%	—%
Variable rate debt (2)	$198.6	—	—	—	—	—	$198.6	$198.6
Average interest rate	2.9%	—%	—%	—%	—%	—%	2.9%	—%

(1)	Represents the coupon rate of interest on the full principal amount of the debt.

(2)
Based upon the amount of variable rate debt at December 31, 2016, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.0 million per year.

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
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Morrison Home Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2017

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$300,179	$126,188
Restricted cash	1,633	1,280
Real estate inventory:
Owned inventory	3,010,967	3,118,866
Real estate not owned under option agreements	6,252	7,921
Total real estate inventory	3,017,219	3,126,787
Land deposits	37,233	34,113
Mortgage loans held for sale	233,184	201,733
Derivative assets	2,291	—
Prepaid expenses and other assets, net	73,425	80,348
Other receivables, net	115,246	120,729
Investments in unconsolidated entities	157,909	128,448
Deferred tax assets, net	206,634	233,488
Property and equipment, net	6,586	7,387
Intangible assets, net	3,189	4,248
Goodwill	66,198	57,698
Total assets	$4,220,926	$4,122,447
Liabilities
Accounts payable	$136,636	$151,861
Accrued expenses and other liabilities	209,202	191,452
Income taxes payable	10,528	37,792
Customer deposits	111,573	92,319
Senior notes, net	1,237,484	1,235,157
Loans payable and other borrowings	150,485	134,824
Revolving credit facility borrowings	—	115,000
Mortgage warehouse borrowings	198,564	183,444
Liabilities attributable to real estate not owned under option agreements	6,252	7,921
Total liabilities	2,060,724	2,149,770
COMMITMENTS AND CONTINGENCIES (Note 21)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 33,340,291 and 33,158,855 shares issued, 30,486,858 and 32,224,421 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 88,942,052 and 89,108,569 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	384,709	376,898
Treasury stock at cost; 2,853,433 and 934,434 shares as of December 31, 2016 and December 31, 2015, respectively	(43,524)	(14,981)
Retained earnings	228,613	175,997
Accumulated other comprehensive loss	(17,989)	(17,997)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	551,810	519,918
Non-controlling interests — joint ventures	1,525	6,398
Non-controlling interests — Principal Equityholders	1,606,867	1,446,361
Total stockholders’ equity	2,160,202	1,972,677
Total liabilities and stockholders’ equity	$4,220,926	$4,122,447

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Home closings revenue, net	$3,425,521	$2,889,968	$2,619,558
Land closings revenue	64,553	43,770	53,381
Mortgage operations revenue	59,955	43,082	35,493
Total revenues	3,550,029	2,976,820	2,708,432
Cost of home closings	2,801,739	2,358,823	2,082,819
Cost of land closings	35,912	24,546	39,696
Mortgage operations expenses	32,099	25,536	19,671
Total cost of revenues	2,869,750	2,408,905	2,142,186
Gross margin	680,279	567,915	566,246
Sales, commissions and other marketing costs	239,556	198,676	168,897
General and administrative expenses	122,207	95,235	81,153
Equity in income of unconsolidated entities	(7,453)	(1,759)	(5,405)
Interest (income)/expense, net	(184)	(192)	1,160
Other expense, net	11,947	11,634	18,447
Loss on extinguishment of debt	—	33,317	—
Gain on foreign currency forward	—	(29,983)	—
Income from continuing operations before income taxes	314,206	260,987	301,994
Income tax provision	107,643	90,001	76,395
Net income from continuing operations	206,563	170,986	225,599
Discontinued operations:
Income from discontinued operations	—	—	61,786
Transaction expenses from discontinued operations	—	(9,043)	—
Gain on sale of discontinued operations	—	80,205	—
Income tax expense from discontinued operations	—	(13,103)	(19,884)
Net income from discontinued operations	—	58,059	41,902
Net income before allocation to non-controlling interests	206,563	229,045	267,501
Net income attributable to non-controlling interests — joint ventures	(1,294)	(1,681)	(1,648)
Net income before non-controlling interests — Principal Equityholders	205,269	227,364	265,853
Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(152,653)	(123,909)	(163,790)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	—	(42,406)	(30,594)
Net income available to Taylor Morrison Home Corporation	$52,616	$61,049	$71,469
Earnings per common share — basic:
Income from continuing operations	$1.69	$1.38	$1.83
Discontinued operations — net of tax	$—	$0.47	$0.34
Net income available to Taylor Morrison Home Corporation	$1.69	$1.85	$2.17
Earnings per common share — diluted:
Income from continuing operations	$1.69	$1.38	$1.83
Discontinued operations — net of tax	$—	$0.47	$0.34
Net income available to Taylor Morrison Home Corporation	$1.69	$1.85	$2.17
Weighted average number of shares of common stock:
Basic	31,084	33,063	32,937
Diluted	120,832	122,384	122,313

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Income before non-controlling interests, net of tax	$206,563	$229,045	$267,501
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	(27,779)	(35,421)
Post-retirement benefits adjustments, net of tax	(244)	1,613	(3,295)
Other comprehensive loss, net of tax	(244)	(26,166)	(38,716)
Comprehensive income	206,319	202,879	228,785
Comprehensive income attributable to non-controlling interests — joint ventures	(1,294)	(1,681)	(1,648)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(152,401)	(147,236)	(166,126)
Comprehensive income available to Taylor Morrison Home Corporation	$52,624	$53,962	$61,011

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Net Owners’ Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance — December 31, 2013	32,857,800	—	89,451,164	1	372,789	—	—	—	43,479	(452)	7,236	1,121,848	1,544,901
Net income (loss)	—	—	—	—	—	—	—	—	71,469	—	1,648	194,384	267,501
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(10,458)	—	(28,258)	(38,716)
Exchange of New TMM Units and corresponding number of Class B Common Stock	196,024	—	(196,024)	—	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(27,724)	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	6,716	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	1,569	—	—	—	—	—	—	4,262	5,831
Changes in noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	(2,356)	—	(2,356)
Balance — December 31, 2014	33,060,540	—	89,227,416	1	374,358	—	—	—	114,948	(10,910)	6,528	1,292,236	1,777,161
Net income (loss)	—	—	—	—	—	—	—	—	61,049	—	1,681	166,315	229,045
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	(7,087)	—	(19,079)	(26,166)
Exchange of New TMM Units and corresponding number of Class B Common Stock	87,055	—	(87,055)	—	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(31,792)	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	11,260	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(934,434)	—	—	—	—	934,434	(14,981)	—	—	—	—	—	(14,981)
Stock based compensation	—	—	—	—	2,540	—	—	—	—	—	—	6,889	9,429
Changes in noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	—	(1,811)	—	(1,811)
Balance — December 31, 2015	32,224,421	$—	89,108,569	$1	$376,898	934,434	$(14,981)	$—	$175,997	$(17,997)	$6,398	$1,446,361	$1,972,677
Net income (loss)	—	—	—	—	—	—	—	—	52,616	—	1,294	152,653	206,563
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	—	8	—	(252)	(244)
Exchange of New TMM Units and corresponding number of Class B Common Stock	159,863	—	(159,863)	—	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(6,654)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	7,786	—	—	—	146	—	—	—	—	—	—	—	146

Issuance of restricted stock units	13,787	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(1,918,999)	—	—	—	—	1,918,999	(28,543)	—	—	—	—	—	(28,543)
Stock based compensation	—	—	—	—	2,807	—	—	—	—	—	—	8,105	10,912
Changes in noncontrolling interest in consolidated joint ventures	—	—	—	—	4,858	—	—	—	—	—	(6,167)	—	(1,309)
Balance — December 31, 2016	30,486,858	$—	88,942,052	$1	$384,709	2,853,433	$(43,524)	$—	$228,613	$(17,989)	$1,525	$1,606,867	$2,160,202
See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$206,563	$229,045	$267,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(7,453)	(1,759)	(26,735)
Stock compensation expense (1)	10,912	7,891	5,831
Loss on extinguishment of debt	—	33,317	—
Distributions of earnings from unconsolidated entities	4,261	2,204	32,966
Depreciation and amortization	3,972	4,107	4,090
Debt issuance costs amortization	3,843	4,442	5,149
Net income from discontinued operations	—	(58,059)	—
Gain on foreign currency forward	—	(29,983)	—
Contingent consideration	3,838	4,200	13,532
Deferred income taxes	26,854	24,702	(17,703)
Inventory impairments	3,473	—	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	166,343	(424,607)	(310,550)
Mortgages held for sale, prepaid expenses and other assets	(21,052)	(69,650)	(141,785)
Customer deposits	18,791	19,961	(11,378)
Accounts payable, accrued expenses and other liabilities	(20,479)	2,996	33,947
Income taxes payable	(27,264)	(11,495)	11,445
Net cash provided by (used in) operating activities	372,602	(262,688)	(133,690)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,908)	(4,298)	(3,723)
Payments for business acquisitions	(52,819)	(225,800)	—
Distribution from unconsolidated entities	6,087	10,063	1,728
Change in restricted cash	(353)	30	10,743
Investments of capital into unconsolidated entities	(32,357)	(28,664)	(98,199)
Proceeds from sale of discontinued operations	—	268,853	—
Proceeds from settlement of foreign currency forward, net	—	29,983	—
Net cash (used in) provided by investing activities	(81,350)	50,167	(89,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	33,360	51,909	41,990
Repayments of loans payable and other borrowings	(17,935)	(64,601)	(194,660)
Borrowings on revolving credit facility	255,000	480,000	253,000
Payments on revolving credit facility	(370,000)	(405,000)	(213,000)
Borrowings on mortgage warehouse	1,200,449	910,516	658,708
Repayment on mortgage warehouse	(1,185,329)	(887,822)	(572,850)
Proceeds from the issuance of senior notes	—	350,000	350,000
Repayments on senior notes	—	(513,608)	—
Payment of deferred financing costs	—	(4,538)	(6,255)
Payment of contingent consideration	(3,100)	(3,050)	(5,250)
Proceeds from stock option exercises	146	—	—
Repurchase of common stock, net	(28,543)	(15,000)	—
Distributions to non-controlling interests of consolidated joint ventures, net	(1,309)	(1,811)	(2,356)
Net cash (used in) provided by financing activities	(117,261)	(103,005)	309,327
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(20,491)	(13,162)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$173,991	$(336,017)	$73,024
CASH AND CASH EQUIVALENTS — Beginning of period (2)	126,188	462,205	389,181

CASH AND CASH EQUIVALENTS — End of period (2)	$300,179	$126,188	$462,205
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(107,961)	$(90,764)	$(99,071)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$63,075	$16,470	$(88,893)
Original accrual of contingent consideration for business combinations	$380	$3,200	$—
Non-cash portion of loss on debt extinguishment	$—	$5,102	$—

(1) Stock compensation expense shown here is exclusive of stock compensation expense related to discontinued operations.
(2) Cash and cash equivalents shown here include the cash of Monarch Corporation. For the years ended December 31, 2014 and 2013, cash held at Monarch was $227,988 and $195,663, respectively.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of December 31, 2016 we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and 55 plus buyers. As of December 31, 2016, our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a mortgage operating component, all of which are managed as four reportable segments: East, Central, West, and Mortgage Operations. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Service, LLC (“Inspired Title”).

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) (an entity formed by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”) , investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and, together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) through the formation of TMM Holdings II Limited Partnership (“New TMM”). In the Reorganization Transactions, the TPG Entities and the Oaktree Entities each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle” respectively). As of December 31, 2016 and 2015, the Principal Equityholders owned 74.5% and 73.4%, respectively of the Company. See Note 23 - Subsequent Events for changes to this ownership subsequent to December 31, 2016.

On January 8, 2016, we completed the acquisition of Acadia Homes in Atlanta, Georgia, yielding approximately 1,100 lots for a total consideration of $83.6 million. See Note 3 – Business Combinations for further information regarding the net assets acquired and the allocation of purchase price.

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

Discontinued Operations — As a result of our decision in December 2014 to divest of Monarch Corporation ("Monarch"), our former Canadian operating segment, the operating results and financial position of the Monarch business are presented as discontinued operations for the years ended December 31, 2015 and December 31, 2014. Refer to Note 5 – Discontinued Operations for further information regarding Monarch.

Non-controlling interests — In connection with the Reorganization Transactions consummated at the time of the Company's IPO, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors.

Joint Ventures — We consolidate certain joint ventures in accordance with Accounting Standards Codification ("ASC") Topic 810, "Consolidation". The income from the percentage of the joint venture not owned by us is presented as "Net income attributable to non-controlling interests - joint ventures" on the Consolidated Statements of Operations.

Reclassifications — Prior period amounts related to debt issuance costs have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. Approximately $14.8 million of such costs as of December 31, 2015 have been reclassified from prepaid expenses and other assets, net to their respective debt liability. As permitted by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, approximately $5.1 million of unamortized debt issuance costs associated with our Revolving Credit Facility as of December 31, 2015 remained classified as prepaid expenses and other assets, net.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage borrowings. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that mortgage and loan borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the mortgaged property or land that was sold to the buyer.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2016, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — Restricted cash consisted of $1.6 million and $1.3 million pledged to collateralize mortgage credit lines at December 31, 2016 and December 31, 2015, respectively.

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home construction costs are accumulated and charged to cost of sales at home closing using the specific identification method. Land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining homes on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. During the year ended December 31, 2016 we recorded $3.5 million of impairment charges in Cost of home closings on the Consolidated Statement of Operations, for certain assets in our West reporting segment as a result of certain increases in development costs. For the years ended December 31, 2015, and 2014, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease developing a project, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of December 31, 2016, we had seven inactive projects with a carrying value of $16.2 million, of which $2.2 million and $14.0 million were in the East and West segments, respectively. There are no inactive projects in our Central region.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is consolidated into real estate inventory with a corresponding liability in liabilities attributable to real estate not owned under option agreements in the Consolidated Balance Sheets.

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased. To the extent the deposits are non-refundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate inventory impairment analysis. Non-refundable deposits are recorded as a real estate inventory in the accompanying Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements.

Mortgage Loans Held for Sale — Mortgage loans held for sale consists of mortgages due from buyers of Taylor Morrison homes that are financed through our mortgage finance subsidiary, TMHF. Mortgage loans held for sale are carried at fair value, which is calculated using observable market information, including pricing from actual market transactions, investor commitment prices, or broker quotations. The fair value for mortgage loans held for sale covered by investor commitments is generally based on commitment prices. The fair value for mortgage loans held for sale not committed to be purchased by an investor is generally based on current delivery prices using best execution pricing.

Derivative Assets  — The price risk related to changes in the fair value of interest rate lock commitments (“IRLCs”) and mortgage loans held for sale not committed to be purchased by investors are subject to change primarily due to changes in market interest rates. We are exposed to interest rate risk for IRLCs and mortgage loans held for sale originated until those loans are sold in the secondary market. We manage the interest rate and price risk associated with our outstanding IRLC's and mortgage loans held for sale not committed to be purchased by investors by entering into hedging instruments such as forward loan sales commitments and mandatory delivery commitments. We expect these instruments will experience changes in fair value inverse to changes in the fair value of the IRLCs and mortgage loans held for sale not committed to investors, thereby reducing earnings volatility. We take into account various factors and strategies in determining what portion of the IRLCs and mortgage loans held for sale to economically hedge. FASB ASC 815-25 Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting, therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in mortgage operations revenue/expenses on the statement of operations in the period in which they occur.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets consist of the following:

	As of December 31,
(Dollars in thousands)	2016	2015
Prepaid expenses	$59,372	$66,478
Other assets	14,053	13,870
Total prepaid expenses and other assets, net	$73,425	$80,348

Prepaid expenses consist primarily of sales commissions, sales presentation centers and model home costs, such as design fees and furniture, and the unamortized issuance costs for the Revolving Credit Facility. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the units to which they relate. The model home and sales presentation centers costs are paid in advance and amortized over the life of the project on a per-unit basis, or a maximum of three years. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs and other deferred costs.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development districts and utility deposits. Allowances of $5.0 thousand and $0.2 million at December 31, 2016 and 2015, respectively, are maintained for potential credit losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, net, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued.

Investments in Consolidated and Unconsolidated Entities

Consolidated Joint Ventures and Option Agreements — In the ordinary course of business, we participate in strategic land development and homebuilding joint ventures with third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Some of these ventures develop land for the sole use of the venture participants and others develop land for sale to the joint venture participants and to unrelated builders. In addition, we are involved with third parties who are involved in land development and homebuilding activities, including home sales. We review such contracts to determine whether they are a variable interest entity ("VIE"). In accordance with ASC Topic 810, “Consolidation,” for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we continue our analysis to determine if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected returns. For these entities in which we are expected to absorb the losses or benefits, we consolidate the results in the accompanying Consolidated Financial Statements.

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

We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties

(including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the years ended December 31, 2016, 2015 or 2014.

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

Depreciation expense was $2.9 million for the year ended December 31, 2016, $3.3 million for the year ended December 31, 2015, and $3.0 million for the year ended December 31, 2014. Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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
ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. For the year ended December 31, 2016, there was an increase of $8.5 million in goodwill due to our acquisition of Acadia Homes. For the year ended December 31, 2015 there were $34.3 million additions to goodwill due to our acquisitions of JEH Homes and certain divisions of Orleans Homes. There was no impairment of goodwill for the years ended December 31, 2016, 2015, and 2014.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits under our workers’ compensation, automobile, and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $50 million per occurrence, aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property coverage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

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

Non-controlling Interests — Principal Equityholders — Immediately prior to our IPO, as part of the Reorganization Transactions, the existing holders of limited partnership interests of TMM Holdings exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”). For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B Common Stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit, is exchangeable into one share of our Class A Common Stock in accordance with the terms of the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units. See Note 23 - Subsequent Events for changes to ownership subsequent to December 31, 2016.

Stock Based Compensation — We have stock options, performance based restricted stock units and non-performance based restricted stock units which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance based restricted stock units are time based awards and measured using the closing price on the date of grant and are expensed ratably over the vesting period on a straight-line basis.

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, "Equity - Treasury Stock." Repurchased shares are reflected as a reduction in Stockholders' Equity and subsequent sale of repurchased shares are recognized as a change in Equity. When factored into our weighted average calculations for purposes of earnings per share, the number of repurchased shares is based on the trade date.

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

We typically grant our homebuyers certain sales incentives, including cash discounts, incentives on options included in the home, option upgrades, and seller-paid financing or closing costs. Incentives and discounts are accounted for as a reduction in the sales price of the home and home closings revenue is shown net of discounts. For the years ended December 31, 2016, 2015 and 2014, discounts and incentives were $250.5 million, $179.3 million and $150.9 million, respectively. We also receive rebates from certain vendors and these rebates are accounted for as a reduction to cost of home closings.

Land closings revenue — Revenue from land sales is recognized when title is transferred to the buyer, there is no significant continuing involvement, and the buyer has demonstrated sufficient investment in the property sold. If the buyer has not made an adequate investment in the property, the profit on such sales is deferred until these conditions are met.

Mortgage operations revenue — Loan origination fees (including title fees, points, closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, “Sales of Financial Assets.” Because TMHF does not have continuing involvement with the transferred assets, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in mortgage operations revenue/expenses is the realized and unrealized gains and loss from hedging instruments.

Advertising Costs — We expense advertising costs as incurred. Advertising costs were $30.9 million, $30.1 million and $26.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Recently Issued Accounting Pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test, which allows an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Thus reducing the cost and complexity of evaluating goodwill for impairment. This amendment will be effective for us in our fiscal year beginning January 1, 2020. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides clarification on the definition of a business by providing a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This amendment will be effective for us in our fiscal year beginning January 1, 2018. We are currently evaluating the impact the adoption of ASU 2017-01 will have on our consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows by requiring it be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, thereby reducing previous diversity in practice. This amendment will be effective for us in our fiscal year beginning January 1, 2018. We do not expect the adoption of ASU 2016-18 will have a material effect on our consolidated statement of cash flows or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how to disclose cash payments and cash receipts relating to eight specific cash flow issues in order to improve consistency among filers. This amendment will be effective for us in our fiscal year beginning January 1, 2018. We are currently evaluating the impact the adoption of ASU 2016-15 will have on our consolidated statement of cash flows, which is not expected to be material.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of stock compensation including its tax consequences, liability verses equity classification, and statement of cash flows presentation. ASU 2016-09 will be effective for us in our fiscal year beginning January 1, 2017. We expect ASU 2016-09 to affect the amount of tax expense and deductions for stock based compensation in 2017 and in future periods, the magnitude of which will be based on the changes in performance awards issued and outstanding, and based on the amount of vested and exercised awards.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 primarily impacts off-balance sheet operating leases and will require such leases, with the exception of short-term leases, to be recorded on the balance sheet. Lessor accounting is not significantly impacted by the new guidance, however certain updates were made to align lessee and lessor treatment. ASU 2016-02 will be effective for us in our fiscal year beginning January 1, 2019. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 provides guidance on the presentation of debt issuance costs associated with line-of-credit arrangements. These costs may, but are not required to, remain as an asset on the balance sheet. This clarifies the language in ASU 2015-03, which requires all debt issuance costs to be classified as a contra-liability, however was silent on the treatment of line-of-credit arrangements. ASU 2015-15 and ASU 2015-03 have been adopted and applied to current and prior periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, entities will generally need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 has been deferred and will be effective beginning January 1, 2018 and, at that time, we will adopt the new standard under either the full retrospective approach or the modified retrospective approach. We are currently evaluating the method and impact the adoption of this guidance and have been involved in industry-specific discussions with the FASB on the treatment of certain items. We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

On January 8, 2016, we acquired Acadia Homes, an Atlanta based homebuilder, for total consideration of $83.6 million (including $19.7 million of seller financing holdbacks and contingent consideration). We acquired JEH Homes, an Atlanta based homebuilder, on April 30, 2015 and the Charlotte, Raleigh and Chicago divisions of Orleans Homes on July 21, 2015 for combined total consideration of $233.7 million (including seller financing and contingent consideration). In accordance with ASC Topic 805, Business Combinations, all material assets and liabilities, including contingent consideration were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for each transaction.

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

2016 Acquisition

For Acadia Homes, the Company performed a final allocation of purchase price as of the acquisition date. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created:

(Dollars in thousands)	Acadia Homes
Acquisition Date	January 8, 2016
Assets acquired
Real estate inventory	$76,152
Land deposits	984
Prepaid expenses and other assets	816
Property and equipment	204
Goodwill(1)	8,500
Total assets	$86,656

Less liabilities assumed
Accrued expenses and other liabilities	$2,562
Customer deposits	463
Net assets acquired	$83,631
(1) Goodwill is fully deductible for tax purposes. The goodwill was allocated to our East homebuilding segment.

2015 Acquisitions

For JEH Homes and the divisions of Orleans Homes, the Company performed a final allocation of purchase price as of each acquisition date. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created:

(Dollars in thousands)	JEH Homes	Orleans Homes	Total
Acquisition Date	April 30, 2015	July 21, 2015
Assets acquired
Real estate inventory	$55,559	$140,602	$196,161
Land deposits	—	2,236	2,236
Prepaid expenses and other assets	1,301	2,436	3,737
Property and equipment	395	623	1,018
Goodwill(1)	9,125	25,198	34,323
Total assets	$66,380	$171,095	$237,475

Less liabilities assumed
Accrued expenses and other liabilities	$—	$2,700	$2,700
Customer deposits	—	1,081	1,081
Net assets acquired	$66,380	$167,314	$233,694
(1) Goodwill is fully deductible for tax purposes. We allocated $27.8 million and $6.5 million of goodwill to our East and West homebuilding segments, respectively.

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the years presented include the combined results of operations of our acquisitions. Our acquisition of Acadia Homes is presented as if it had been completed on January 1, 2015 and our acquisitions of JEH Homes and the Charlotte, Chicago, and Raleigh divisions of Orleans Homes as if both acquisitions had been completed on January 1, 2014. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisitions had taken place one year prior to their respective acquisition years. The pro forma information combines the historical results of the Company with the historical results of each of our acquisitions for the periods presented.

The unaudited pro forma results for the years presented include adjustments to move transaction costs to the year prior to their acquisition. In addition, the unaudited pro forma results do not give effect to any synergies, operating efficiencies or other costs savings that may result from the acquisitions. Earnings per share utilizes net income from continuing operations and total weighted average Class A and Class B shares. The pro forma amounts are based on available information and certain assumptions that we believe are reasonable.

Pro forma presentation for the 2016 acquisition (1)

	As Adjusted for the Year Ended December 31,
(Dollars in thousands except per share data)	2016	2015
Pro forma total revenues	$3,550,029	$3,054,664
Pro forma net income from continuing operations	$207,304	$170,456

Pro forma earnings per share from continuing operations available to TMHC - Basic and Diluted	$1.70	$1.39

(1) The pro forma results above only give effect to the Acadia acquisition.

Pro forma presentation for the 2015 acquisitions(1)

	As Adjusted for the Year Ended December 31,
(Dollars in thousands except per share data)	2015	2014
Pro forma total revenues	$3,091,766	$2,923,241
Pro forma net income from continuing operations	$181,122	$240,385

Pro forma earnings per share from continuing operations available to TMHC - Basic and Diluted	$1.48	$1.97
(1) The pro forma results above only give effect to the acquisitions of JEH and divisions of Orleans Homes.

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock and if all outstanding equity awards to issue shares of Class A Common Stock were exercised or settled. See Note 23 - Subsequent Events for changes to this ownership subsequent to December 31, 2016.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands except per share data)	2016	2015	2014
Numerator:
Net income available to TMHC – basic	$52,616	$61,049	$71,469
Income from discontinued operations, net of tax	—	58,059	41,902
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	—	(42,406)	(30,594)
Net income from discontinued operations — basic	$—	$15,653	$11,308
Net income from continuing operations — basic	$52,616	$45,396	$60,161
Net income from continuing operations — basic	$52,616	$45,396	$60,161
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	152,653	123,909	163,790
Loss fully attributable to public holding company	211	261	282
Net income from continuing operations — diluted	$205,480	$169,566	$224,233
Net income from discontinued operations — diluted	$—	$58,059	$41,902
Denominator:
Weighted average shares — basic (Class A)	31,084	33,063	32,937
Weighted average shares — Principal Equityholders’ non-controlling interest (Class B)	89,062	89,168	89,328
Restricted stock units	610	153	48
Stock options	76	—	—
Weighted average shares — diluted	120,832	122,384	122,313
Earnings per common share — basic:
Income from continuing operations	$1.69	$1.38	$1.83
Income from discontinued operations, net of tax	$—	$0.47	$0.34
Net income available to Taylor Morrison Home Corporation	$1.69	$1.85	$2.17
Earnings per common share — diluted:
Income from continuing operations	$1.69	$1.38	$1.83
Income from discontinued operations, net of tax	$—	$0.47	$0.34
Net income available to Taylor Morrison Home Corporation	$1.69	$1.85	$2.17

We excluded a total weighted average of 1,565,879, 1,535,441, 1,281,959 stock options and restricted stock units (“RSUs”) from the calculation of earnings per share for the years ended December 31, 2016, 2015, and 2014, respectively.

The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distribution on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.

5. DISCONTINUED OPERATIONS

In connection with the sale of Monarch in January 2015, the operating results of the Monarch business are classified as discontinued operations – net of applicable taxes in the Consolidated Statements of Operations for all periods presented.

For the years ended December 31, 2016 and 2015 we did not record any revenues or expenses related to the operations of Monarch. We closed on the sale on January 28, 2015 and the activity recorded in 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price for Monarch, less related costs and tax. The components of discontinued operations were as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Revenues	$—	$395,070
Transaction expenses from discontinued operations	$(9,043)	$—
Gain on sale of discontinued operations	80,205	—
Pre-tax income from discontinued operations	$71,162	$61,786
Provision for taxes	(13,103)	(19,884)
Income from discontinued operations, net of tax	$58,059	$41,902

There were no assets and liabilities of discontinued operations at December 31, 2016 or 2015.

6. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2016	2015
Real estate developed or under development	$2,074,651	$2,167,771
Real estate held for development or held for sale (1)	183,638	173,448
Operating communities (2)	650,036	672,499
Capitalized interest	102,642	105,148
Total owned inventory	3,010,967	3,118,866
Real estate not owned under option contracts	6,252	7,921
Total real estate inventory	$3,017,219	$3,126,787
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, future phases of current projects that will be developed as prior phases sell out, and long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows:

	As of December 31,
(Dollars in thousands)	2016		2015
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	7,142	$403,902	8,300	$378,081
Partially developed	8,037	501,496	8,904	645,276
Finished	11,318	1,336,709	12,294	1,305,697
Long-term strategic assets	1,489	16,182	3,105	12,165
Total	27,986	$2,258,289	32,603	$2,341,219

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of December 31, 2016 and 2015, we had the right to purchase approximately 7,583 and 8,888 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $542.6 million and $710.6 million as of December 31, 2016 and 2015, respectively. We do not have title to these properties, and the creditors generally have no recourse against the Company. As of December 31, 2016 and 2015, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits totaling $37.2 million and $34.1 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest capitalized — beginning of period	$105,148	$94,880	$71,263
Interest incurred	88,345	93,431	88,782
Interest amortized to cost of home closings	(90,851)	(83,163)	(65,165)
Interest capitalized — end of period	$102,642	$105,148	$94,880

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities.
Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows:

	As of December 31,
(Dollars in thousands)	2016	2015
Assets:
Real estate inventory	$614,441	$586,359
Other assets	171,216	119,781
Total assets	$785,657	$706,140
Liabilities and owners’ equity:
Debt	$277,934	$273,769
Other liabilities	22,603	11,239
Total liabilities	$300,537	$285,008
Owners’ equity:
TMHC	157,909	128,448
Others	327,211	292,684
Total owners’ equity	485,120	421,132
Total liabilities and owners’ equity	$785,657	$706,140

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Revenues	$143,834	$26,865	$23,020
Costs and expenses	(118,240)	(23,667)	(12,221)
Income of unconsolidated entities	$25,594	$3,198	$10,799
TMHC's share in income of unconsolidated entities	$7,453	$1,759	$5,405
Distributions from unconsolidated entities	$10,348	$12,267	$3,746

8. INTANGIBLE ASSETS

At December 31, 2016, the gross carrying amount and accumulated amortization of intangible assets was $14.0 million and $10.8 million, respectively. At December 31, 2015, the gross carrying amount and accumulated amortization was $14.0 million and $9.8 million, respectively.

Amortization of intangible assets is recorded on a straight-line basis over the life of the asset. Amortization expense recorded during the years ended December 31, 2016, 2015, and 2014 was $1.0 million, $1.1 million, and $1.1 million for each year, respectively.

9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
(Dollars in thousands)	2016	2015
Real estate development costs to complete	$15,156	$21,325
Compensation and employee benefits	63,802	47,674
Self-insurance and warranty reserves	50,550	43,098
Interest payable	17,233	18,621
Property and sales taxes payable	17,231	15,233
Other accruals	45,230	45,501
Total accrued expenses and other liabilities	$209,202	$191,452

Self Insurance and Warranty Reserves — We accrue for the expected costs associated with the limited one year warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Reserve — beginning of period	$43,098	$44,595	$34,814
Additions to reserves	26,571	19,681	16,882
Costs and claims incurred	(21,379)	(26,506)	(6,799)
Change in estimates to pre-existing reserves	2,260	5,328	(302)
Reserve — end of period	$50,550	$43,098	$44,595

10. DEBT

Total debt consists of the following:

	As of December 31,
	2016			2015
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021	550,000	5,089	544,911	550,000	6,287	543,713
5.875% Senior Notes due 2023	350,000	3,569	346,431	350,000	4,160	345,840
5.625% Senior Notes due 2024	350,000	3,858	346,142	350,000	4,396	345,604
Senior Notes subtotal	1,250,000	12,516	1,237,484	1,250,000	14,843	1,235,157
Loans payable and other borrowings	150,485	—	150,485	134,824	—	134,824
Revolving Credit Facility (1)	—	—	—	115,000	—	115,000
Mortgage warehouse borrowings	198,564	—	198,564	183,444	—	183,444
Total debt	$1,599,049	$12,516	$1,586,533	$1,683,268	$14,843	$1,668,425
(1) The Revolving Credit Facility includes $3.5 million and $5.1 million of unamortized debt issuance costs as of December 31, 2016 and 2015, respectively, which is presented in prepaid expenses and other assets, net on the consolidated balance sheets.

2021 Senior Notes

On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).
The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that prohibit or limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) agreeing to restrictions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.
There are no financial maintenance covenants for the 2021 Senior Notes.

2023 Senior Notes and Redemption of 2020 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of our 7.75% Senior Notes due 2020 on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Senior Notes, we recorded a loss on extinguishment of debt of $33.3 million during the second quarter of 2015, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.
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
The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2016 and 2015, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	At December 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$37,093	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	57,875	85,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	103,596	125,000	LIBOR + 2.375% to 2.5%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$198,564	$265,000

	At December 31, 2015
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$63,210	$75,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	18,009	50,000	LIBOR + 2.25%	November 16, 2016	Mortgage Loans
JPMorgan	102,225	120,000	LIBOR + 2.375%	September 29, 2016	Mortgage Loans and Pledged Cash
Total	$183,444	$245,000

(1)
The mortgage borrowings outstanding as of December 31, 2016 and 2015, are collateralized by $233.2 million and $201.7 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2016 and 2015 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2016 and 2015. We impute interest for loans with no stated interest rates. The weighted average interest rate on $123.3 million of the loans as of December 31, 2016 was 5.3% per annum, and $27.2 million of the loans were non-interest bearing.

Future Minimum Principal Payments on Total Debt

Principal maturities of total debt for the year ended December 31, 2016 are as follows (in thousands):

Year Ended December 31,
2017	$268,570
2018	44,722
2019	22,230
2020	6,253
2021	556,774
Thereafter	700,500
Total debt	$1,599,049

11. FOREIGN CURRENCY FORWARD

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business. The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded to gain on foreign currency forward in the Consolidated Statements of Operations for the year ended December 31, 2015. There was no activity relating to foreign currency forwards for the year ended December 31, 2016.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted mortgage backed security (“MBS”) prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement.

The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2016		As of December 31, 2015
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$233,184	$233,184	$201,733	$201,733
Interest Rate Lock Commitments	2	1,987	1,987	—	—
Mortgage Backed Securities	2	304	304	—	—
Mortgage borrowings	2	198,564	198,564	183,444	183,444
Loans payable and other borrowings	2	150,485	150,485	134,824	134,824
5.25% Senior Notes due 2021 (1)	2	544,911	563,750	543,713	552,750
5.875% Senior Notes due 2023 (1)	2	346,431	355,250	345,840	346,500
5.625% Senior Notes due 2024 (1)	2	346,142	353,500	345,604	336,000
Revolving Credit Facility (2)	2	—	—	115,000	115,000
Contingent consideration liability	3	17,200	17,200	20,082	20,082
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2) At December 31, 2016, we had no borrowings outstanding on our Revolving Credit Facility.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Years Ended December 31,
Description:	Level in Fair Value Hierarchy	2016	2015
Inventories	3	$3,778	$—

13. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Domestic	$98,125	$84,880	$83,193
Foreign	9,518	5,121	(6,798)
Total income tax provision (benefit)	$107,643	$90,001	$76,395
Current:
Federal	$64,298	$57,053	$91,981
State	9,178	9,557	(1,341)
Foreign	7,213	5,545	—
Current tax provision (benefit)	$80,689	$72,155	$90,640
Deferred:
Federal	$22,201	$16,406	$(13,549)
State	2,448	1,864	6,102
Foreign	2,305	(424)	(6,798)
Deferred tax provision (benefit)	$26,954	$17,846	$(14,245)
Total income tax provision (benefit)	$107,643	$90,001	$76,395

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Domestic	$282,207	$242,787	$294,002
Foreign	31,999	18,200	7,992
Income before income taxes	$314,206	$260,987	$301,994

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 35% to income before provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.1	3.0	3.6
Foreign income taxed below U.S. Rate	(0.9)	(0.5)	(1.1)
Change in valuation allowance	(0.6)	(1.9)	(10.4)
Built in loss limitation	0.3	1.6	3.1
Non-controlling interest	(0.1)	(0.2)	(0.2)
Disallowed compensation expense	0.1	0.2	0.2
Holding company tax	—	—	(1.4)
Domestic Manufacturing Deduction	(2.2)	(3.1)	(2.8)
Other	(0.4)	0.4	(0.7)
Effective Rate	34.3%	34.5%	25.3%

At December 31, 2016 and 2015, we had a valuation allowance of $0.5 million and $2.6 million, respectively, against net deferred tax assets, which include the tax benefit from Canadian, U.S. federal, and state net operating loss (“NOL”) carryforwards. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2027. State NOL carryforwards may be used to offset future taxable income for a period of 20 years, and begin to expire in 2026. NOL carryforwards in Canada expire in 20 years, and begin to expire in 2031. For the years ended December 31, 2016 and December 31, 2015, we recorded a net valuation allowance decrease of $2.1 million and $6.3 million, respectively. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. State deferred tax assets include approximately $10.4 million and $9.3 million at December 31, 2016 and 2015, respectively, of tax benefits related to state NOL carryovers. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and federal and state NOL carryovers.
As a result of the 2011 acquisition by our Principal Equityholders, we had a “change in control” as defined by Section 382 of the Internal Revenue Code of 1986 as amended (the “IRC”). Section 382 of the IRC imposes certain limitations on our ability to utilize certain tax attributes and net unrealized built-in losses that existed as of July 13, 2011. The gross deferred tax asset includes amounts that are considered to be net unrealized built-in losses. To the extent these net unrealized losses were realized during the five-year period between July 13, 2011 and July 13, 2016, they were not deductible for federal income tax reporting purposes to the extent they exceeded our overall IRC Section 382 limitation. On July 13, 2016, the limitation on net unrealized built-in losses expired. Therefore, the remaining valuation allowance related to built in losses was released during the period ended December 31, 2016.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2016 and 2015, consisted of timing differences related to inventory impairment, expense accruals, provisions for liabilities, and NOL carryforwards. We have approximately $144.7 million in available federal NOL carryforwards, and approximately $4.2 million in available NOL carryforwards related to the Canadian operations. A summary of these components is as follows:

	Year Ended December 31,
(Dollars in thousands)	2016		2015
Deferred tax assets:
Real estate inventory	$99,876		$133,813
Accruals and reserves	27,519		18,865
Other	23,692		23,473
Net operating losses	62,181	(2)	60,695
Total deferred tax assets	$213,268		$236,846
Deferred tax liabilities:
Real estate inventory, intangibles, other	(2,621)		(793)
Foreign exchange	(3,497)		—
Valuation allowance	(516)		(2,565)
Total net deferred tax assets	$206,634		$233,488
 (2) A portion of our net operating losses is limited by Section 382 of the IRC, stemming from the 2011 acquisition of the Company by our Principal Equityholders, as such acquisition was deemed a change in control as defined by Section 382.
We account for uncertain tax positions in accordance with ASC 740. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is more likely than not based on the technical merits of the position that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the more-likely-than-not recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ending December 31,
(Dollars in thousands)	2016	2015	2014
Beginning of the period	$7,016	$2,353	$2,035
Increases of current year items	18	5,217	—
Increases of prior year items	739	—	318
Decreased for tax positions of prior years	—	(554)	—
End of the period(1)	$7,773	$7,016	$2,353

(1)	The amounts shown exclude unrecognized tax benefits for discontinued operations of $6.2 million for the year ended December 31, 2014.
All unrecognized tax benefits, if recognized, would affect the effective tax rate. These amounts are included in income taxes payable and as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheets at December 31, 2016 and December 31, 2015.

We recognized potential penalties and interest expense on our uncertain tax positions of $0.4 million and $0.3 million at December 31, 2016 and 2015, respectively, which is included in income tax provision in the accompanying Consolidated Statements of Operations and income taxes payable in the accompanying Consolidated Balance Sheets. There were no potential penalties and interest expense recorded on uncertain tax positions for the year ended December 31, 2014.
We are currently under examination by certain taxing authorities and anticipate finalizing these examinations during the next twelve months. The outcome of these examinations is not currently determinable. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2012 through 2016.

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

The components and respective voting power of our outstanding Common Stock at December 31, 2016 were as follows(1):

	Shares Outstanding	Percentage
Class A Common Stock	30,486,858	25.5%
Class B Common Stock	88,942,052	74.5%
Total	119,428,910	100.0%
(1)See Note 23 - Subsequent Events for changes to ownership subsequent to December 31, 2016.

Initial Public Offering

On April 12, 2013, we completed our IPO of 32,857,800 shares of our Class A Common Stock, including 4,285,800 shares of Class A Common Stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $22.00 per share, resulting in net proceeds of $668.6 million to the Company. The shares began trading on the New York Stock Exchange (“NYSE”) on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and the Reorganization Transactions, TMHC became the indirect parent of TMM Holdings.

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

Immediately following the consummation of the Reorganization Transactions, the limited partners of New TMM consisted of TMHC, the TPG Holding Vehicle, the Oaktree Holding Vehicle and certain members of TMHC’s management and Board. The number of New TMM Units issued to each of the limited partners described above was determined based on a hypothetical cash distribution by TMM Holdings of its pre-IPO value, the IPO and the price per share paid by the underwriters for shares of Class A Common Stock in the IPO, resulting in the issuance to those limited partners of 112,784,964 New TMM Units and one share of Class B Common Stock for each such New TMM Unit. One share of Class B Common Stock, together with one New TMM Unit is exchangeable into a share of Class A Common Stock. See Note 23 - Subsequent Events for changes to this ownership subsequent to December 31, 2016.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2017 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the year ended December 31, 2016 and 2015 there were an aggregate of 1,918,999 and 934,434 shares of Class A Common Stock repurchased for $28.5 million and $15.0 million, respectively. During the year ended December 31, 2014 there was no repurchase activity.

15. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan, which was amended and restated in May 2016 (the "Plan"). The Plan provides for the grant of stock options, RSUs and other equity awards based on our common stock. As of December 31, 2016 we had an aggregate of 4,130,264 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount of Class A Common Stock available for future grants under the Plan:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning	5,992,621	6,439,532	6,517,310
Grants	(2,238,242)	(847,194)	(103,622)
Forfeited/cancelled	375,682	397,580	25,641
Shares withheld for tax withholdings	203	2,703	203
Balance, ending	4,130,264	5,992,621	6,439,532

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended December 31,
	2016	2015	2014
Restricted stock units (RSUs) (1)	$6,101	$3,335	$1,263
Stock options	3,717	4,416	2,920
New TMM Units	1,094	1,678	1,648
Total stock compensation	$10,912	$9,429	$5,831
Income tax (expense)/benefit recognized	$(53)	$(93)	$53

(1)	Includes compensation expense related to restricted stock units and performance restricted stock units.

At December 31, 2016, 2015, and 2014, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $18.8 million, $15.2 million, and $16.0 million, respectively.

Stock Options — Options granted to employees vest and become exercisable ratably on the anniversary of the date of grant over four or five years. Options granted to members of the Board of Directors vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates and expires within ten years from the date of grant.

The following table summarizes stock option activity for the Plan for the year ended December 31, 2016:

	Year Ended December 31,
	2016		2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning	1,507,765	$21.07	1,325,029	$22.35	1,250,829	$22.45
Granted	1,146,643	11.61	400,258	18.78	95,700	20.91
Exercised	(7,786)	18.73	—	—	—	—
Cancelled	(215,275)	15.76	(217,522)	24.62	(21,500)	22.00
Balance, ending	2,431,347	$17.09	1,507,765	$21.07	1,325,029	$22.35
Options exercisable, at December 31, 2016	633,059	$21.50	267,168	$21.98	7,963	$20.93

	As of December 31,
(Dollars in thousands)	2016	2015	2014
Unamortized value of unvested stock options (net of estimated forfeitures)	$7,317	$8,135	$10,092
Weighted-average period (in years) that expense is expected to be recognized	2.3	2.6	3.4
Weighted-average remaining contractual life (in years) for options outstanding	7.7	7.9	8.3
Weighted-average remaining contractual life (in years) for options exercisable	6.1	7.3	8.5

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

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Expected volatility	29.83%	48.66%	48.60%
Risk-free interest rate	1.35%	1.27%	1.13% – 1.34%
Expected term (in years)	6.25	4.50	4.50
Weighted average fair value of options granted during the period	$3.72	$7.73	$8.59

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2016, 2015, and 2014:

	As of December 31,
(Dollars in thousands)	2016	2015	2014
Aggregate intrinsic value of options outstanding	$8,054	$—	$8,046
Aggregate intrinsic value of options exercisable	$50	$—	$—

The aggregate intrinsic value is based on the market price of our Class A Common Stock on December 30, 2016, the last trading day in December 2016, which was $19.26, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2016.

Performance-Based Restricted Stock Units – In April 2013, awards of performance-based restricted stock units (“PRSUs”) were granted to certain senior management and members of the Board in connection with the IPO. As of December 31, 2015 the performance condition was not met, therefore all of the PRSUs granted subject to the performance condition were automatically forfeited without consideration and are of no further force or effect.

In 2015 and 2016, we issued PRSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Class A common stock. The number of shares that may be issued in settlement of the PRSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning	254,543	175,790	179,931
Granted	674,525	260,144	—
Vested	—	(2,885)	—
Forfeited	(104,851)	(178,506)	(4,141)
Balance, ending	824,217	254,543	175,790

	Year Ended December 31,
(Dollars in thousands):	2016	2015	2014
PRSU expense recognized during the year ended December 31	$4,016	$2,405	$1,054
Unamortized value of PRSUs at December 31	$6,390	$4,520	$2,438
Weighted-average period expense is expected to be recognized (in years)	1.9	1.9	2.3

Non-Performance-Based Restricted Stock Units — Our non-performance-based restricted stock units (“RSUs”) consist of shares of our Class A Common Stock that have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally become vested with respect to 33% of the RSUs on the second, third, and fourth anniversaries of the grant date. Time-based RSUs granted to members of the Board of Directors will become fully vested on the first anniversary of the grant date.

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2016		2015		2014
(Dollars in thousands except per share data):	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	186,753	$18.88	9,888	$22.25	8,885	$20.82
Granted	417,074	11.99	186,792	18.85	7,922	22.09
Vested	(13,787)	19.66	(8,375)	22.15	(6,919)	20.24
Forfeited	(55,556)	13.83	(1,552)	18.73	—	—
Balance, ending	534,484	$14.01	186,753	$18.88	9,888	$22.25

	Year Ended December 31,
(Dollars in thousands):	2016	2015	2014
RSU expense recognized during the year ended December 31	$2,086	$930	$209
Unamortized value of RSUs at December 31	$4,666	$2,527	$100
Weighted-average period expense is expected to be recognized (in years)	2.7	3.0	1.3

The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient. During the twelve months ended December 31, 2016 and 2015, a total of 203 and 2,703 shares, respectively, were withheld on net settlement for a de minimis amount.

Equity-Based Compensation Prior to the IPO

New TMM Units — Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which are treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the year ended December 31, 2015, we paid $1.4 million in settlement of these awards, however there was no activity for the year ended December 31, 2016.
Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of December 31, 2016, 2015, and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding, beginning	1,312,874	$5.45	1,431,721	$5.11	1,655,469	$5.02
Exchanges (1)	(159,863)	4.34	(87,055)	3.88	(196,024)	4.22
Forfeited (2)	(6,654)	8.63	(31,792)	5.24	(27,724)	6.09
Balance, ending	1,146,357	$5.58	1,312,874	$5.45	1,431,721	$5.11
Unvested New TMM Units included in ending balance	80,178	$8.73	419,855	$5.85	792,320	$5.30

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.

(2)
Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been cancelled.

	Year Ended December 31,
(Dollars in thousands):	2016	2015	2014
Unamortized value of New TMM Units	$417	$1,568	$3,345
Weighted-average period expense is expected to be recognized (in years)	0.6	0.8	2.2

There are no unissued New TMM Unit awards remaining under the Class M Unit Plan and we do not intend to grant any future awards under the Class M Unit Plan.

16. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. For the year ended December 31, 2016, there were no such transactions. There were $16.8 million and $40.5 million in real estate inventory acquisitions from such affiliates in the years ended December 31, 2015 and 2014, respectively. We believe such real estate transactions with related parties are in the normal course of operations and are executed at arm’s length as they are entered into at terms comparable to those with unrelated third parties. See Note 23 - Subsequent Events for changes to Principal Equityholder ownership subsequent to December 31, 2016.

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

17. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100% of employees’ voluntary contributions up to 1% of eligible compensation, and 50% for each dollar contributed between 1% and 6% of eligible compensation. We contributed $3.7 million, $3.0 million, and $2.4 million to the 401(k) Plan for the twelve months ended December 31, 2016, 2015, and 2014, respectively.

The Taylor Woodrow (USA) U.K. Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from the Company’s U.K. related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. At December 31, 2016 and 2015, we had $1.6 million and $1.2 million accrued, respectively, for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of the parent companies of Taylor Woodrow Holdings (USA), Inc. and Morrison Homes, Inc. All full-time employees were eligible to participate in this plan. The contribution percentage is based on participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. We contributed to the plan $0.8 million, $0.9 million and $1.4 million for the twelve months ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, the unfunded status of the plan was $8.3 million and $9.3 million, respectively. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

The changes in the total benefit obligation and in the fair value of assets and the funded status of the U.S. Cash Balance Plan are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Change in benefit obligations:
Benefit obligation — beginning of period	$32,172	$33,929
Interest on liabilities	1,289	1,290
Benefits paid	(1,139)	(1,339)
Actuarial loss (gain)	62	(1,708)
Benefit obligation — end of period	$32,384	$32,172
Change in fair value of plan assets:
Fair value of plan assets — beginning of period	22,910	23,691
Return on plan assets	1,558	(329)
Employer contributions	788	887
Benefits paid	(1,139)	(1,339)
Fair value of plan assets — end of period	$24,117	$22,910
Unfunded status — end of period	$8,267	$9,262

The significant weighted-average assumptions adopted in measuring the benefit obligations and net periodic pension costs are as follows:

	Year Ended December 31,
	2016	2015	2014
Discount rate:
Net periodic pension cost	4.15%	3.84%	4.49%
Pension obligation	3.97	4.15	3.98
Expected return on plan assets	6.00	7.00	7.00

The overall expected long-term rate of return on plan assets assumption is determined based on the plan’s targeted allocation among asset classes and the weighted-average expected return of each class. The expected return of each class is determined based on the current yields on inflation-indexed bonds, current forecasts of inflation, and long-term historical real returns.

Components of net periodic pension cost of the U.S. Cash Balance Plan are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest cost	$1,289	$1,290	$1,345
Amortization of net actuarial loss	132	134	34
Expected return on plan assets	(1,342)	(1,630)	(1,621)
Net settlement loss	—	—	609
Net periodic pension cost	$79	$(206)	$367

Accumulated other comprehensive loss of $7.8 million and $8.1 million as of December 31, 2016 and 2015, respectively, and has not yet been recognized as a component of net periodic pension cost. Net settlement losses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. We expect approximately $0.1 million of the amounts in accumulated other comprehensive loss will be recognized into net periodic pension cost during the year ending December 31, 2017.

The estimated future benefit payments in the next five years and the five years thereafter in aggregate are as follows (dollars in thousands):

Year Ending December 31,	Benefit Payments
2017	$1,024
2018	1,432
2019	1,160
2020	1,250
2021	1,334
2022–2026	$7,960

We do not expect to contribute to the U.S. Cash Balance Plan in the year ending December 31, 2017. The fair value of the U.S. Cash Balance Plan’s assets by asset categories is as follows:

(Dollars in thousands)	Fair Value Measurements at December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$11,625	$—	$—	$11,625
U.S. equity securities	8,731	—	—	8,731
International equity securities	2,822	—	—	2,822
Cash	409	—	—	409
Other	530	—	—	530
Total	$24,117	$—	$—	$24,117

(Dollars in thousands)	Fair Value Measurements at December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$11,435	$—	$—	$11,435
U.S. equity securities	8,058	—	—	8,058
International equity securities	2,481	—	—	2,481
Cash	426	—	—	426
Other	510	—	—	510
Total	$22,910	$—	$—	$22,910

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

The range of target allocation percentages of plan assets of the U.S. Cash Balance Plan is as follows:

	Minimum	Maximum	Target
U.S. equity securities	33%	43%	38%
International equity securities	7	17	12
Fixed-income securities	40	50	45
Other	—	10	5
			100%

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss):

	Year Ended December 31, 2016
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive income (loss) before reclassifications	(244)	—	—	(244)
Other comprehensive income (loss) net of tax	$(244)	$—	$—	$(244)
Gross amounts reclassified within accumulated other comprehensive income (loss)	—	—	252	252
Balance, end of period	$2,061	$(79,927)	$59,877	$(17,989)

	Year Ended December 31, 2015
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)
Other comprehensive income (loss) before reclassifications	(335)	(27,779)	—	(28,114)
Gross amounts reclassified from accumulated other comprehensive loss	1,488	—	—	1,488
Foreign currency translation	518	—	—	518
Income tax (expense) benefit	(58)	—	—	(58)
Other comprehensive income (loss) net of tax	$1,613	$(27,779)	$—	$(26,166)
Gross amounts reclassified within accumulated other comprehensive income (loss)	—	—	19,079	19,079
Balance, end of period	$2,305	$(79,927)	$59,625	$(17,997)

	Year Ended December 31, 2014
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$3,987	$(16,727)	$12,288	$(452)
Other comprehensive income (loss) before reclassifications	(6,303)	(35,421)	—	(41,724)
Gross amounts reclassified from accumulated other comprehensive income	43	—	—	43
Net settlement loss	609	—	—	609
Foreign currency translation	(55)	—	—	(55)
Income tax (expense) benefit	2,411	—	—	2,411
Other comprehensive income (loss) net of tax	$(3,295)	$(35,421)	$—	$(38,716)
Gross amounts reclassified within accumulated other comprehensive income (loss)	—	—	28,258	28,258
Balance, end of period	$692	$(52,148)	$40,546	$(10,910)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

19. OPERATING AND REPORTING SEGMENTS

We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating components into reporting segments, East, Central, and West, based on similar long-term economic characteristics. We also have a mortgage and title services reporting segment. We have no inter-segment sales as all sales are to external customers.

Our reporting segments are as follows:

East	Atlanta, Charlotte, North Florida, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas and Houston (each of the Dallas and Houston markets include both a Taylor Morrison division and a Darling Homes division)
West	Bay Area, Chicago, Denver, Phoenix, Sacramento, and Southern California
Mortgage Operations	Taylor Morrison Home Funding (TMHF) and Inspired Title

Management evaluates segment performance based on GAAP gross margin, defined as homebuilding and land revenue less cost of home construction, land development and other land sales costs and other costs incurred by, or allocated to each segment, including impairments. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity.

Segment information, excluding discontinued operations, is as follows:

	Year Ended December 31, 2016
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$1,098,283	$1,004,595	$1,387,196	$59,955	$—	$3,550,029

Gross Margin	$241,382	$189,335	$221,706	$27,856	$—	$680,279
Selling, general and administrative expense	(102,845)	(93,423)	(91,215)	—	(74,280)	(361,763)
Equity in income of unconsolidated entities	440	430	2,322	4,261	—	7,453
Interest and other expense, net	(3,532)	(2,604)	(3,675)	—	(1,952)	(11,763)
Income from continuing operations before income taxes	$135,445	$93,738	$129,138	$32,117	$(76,232)	$314,206

	Year Ended December 31, 2015
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$818,699	$1,008,664	$1,106,375	$43,082	$—	$2,976,820

Gross Margin	$179,517	$190,264	$180,588	$17,546	$—	$567,915
Selling, general and administrative expense	(74,131)	(84,588)	(72,038)	—	(63,154)	(293,911)
Equity in income (loss) of unconsolidated entities	241	150	(836)	2,204	—	1,759
Interest and other (expense) income	(3,263)	(13,991)	(311)	—	6,123	(11,442)
Loss on extinguishment of debt	—	—	—	—	(33,317)	(33,317)
Gain on foreign currency forward	—	—	—	—	29,983	29,983
Income from continuing operations before income taxes	$102,364	$91,835	$107,403	$19,750	$(60,365)	$260,987

	Year Ended December 31, 2014
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$566,158	$990,440	$1,116,341	$35,493	$—	$2,708,432

Gross Margin	$139,629	$201,852	$208,943	$15,822	$—	$566,246
Selling, general and administrative expense	(50,279)	(80,769)	(66,880)	—	(52,122)	(250,050)
Equity in income of unconsolidated entities	—	3,609	386	1,410	—	5,405
Interest and other (expense) income	(2,769)	(13,921)	1,604	1	(4,522)	(19,607)
Income from continuing operations before income taxes	$86,581	$110,771	$144,053	$17,233	$(56,644)	$301,994

	As of December 31, 2016
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$1,077,618	$731,976	$1,244,858	$—	$—	$—	$3,054,452
Investments in unconsolidated entities	25,923	30,146	98,625	3,215	—	—	157,909
Other assets	74,638	136,752	51,617	269,131	476,427	—	1,008,565
Total assets	$1,178,179	$898,874	$1,395,100	$272,346	$476,427	$—	$4,220,926

	As of December 31, 2015
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$927,359	$757,863	$1,475,678	$—	$—	$—	$3,160,900
Investments in unconsolidated entities	24,098	28,832	72,646	2,872	—	—	128,448
Other assets	52,817	164,192	74,379	237,430	304,281	—	833,099
Total assets	$1,004,274	$950,887	$1,622,703	$240,302	$304,281	$—	$4,122,447

	As of December 31, 2014
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Assets of Discontinued Operations	Total
Real estate inventory and land deposits	$640,224	$634,968	$1,277,673	$—	$—	$—	$2,552,865
Investments in unconsolidated entities	29,085	28,053	51,909	1,244	—	—	110,291
Other assets	42,593	124,261	37,989	204,685	462,669	576,445	1,448,642
Total assets	$711,902	$787,282	$1,367,571	$205,929	$462,669	$576,445	$4,111,798

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results are as follows(1):

(Dollars in thousands except per share data)	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total revenues	$645,329	$854,316	$853,417	$1,196,967
Gross margin	118,641	159,752	178,854	223,032
Income from continuing operations before income taxes	38,991	67,768	90,391	117,056
Net income before allocation to non-controlling interests	26,104	45,664	58,684	76,111
Net income available to Taylor Morrison Home Corporation	6,813	11,685	14,837	19,281
Basic and diluted earnings per share	$0.21	$0.37	$0.49	$0.63

(Dollars in thousands except per share data)	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total revenues	$509,415	$700,973	$796,288	$970,144
Gross margin	94,583	136,659	149,472	187,201
Income from continuing operations before income taxes	62,224	29,960	68,246	100,557
Net income before allocation to non-controlling interests	96,844	20,021	45,794	66,386
Net income available to Taylor Morrison Home Corporation	25,962	5,077	12,344	17,667
Basic and diluted earnings per share	$0.79	$0.15	$0.37	$0.54

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.

21. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $302.8 million and $394.8 million as of December 31, 2016 and 2015, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2016 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of its business. We have a number of land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2016 and 2015, we had the right to purchase approximately 7,583 and 8,888 lots under land option and land purchase contracts, respectively, which represents an aggregate purchase price of $542.6 million and $710.6 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, we had $37.2 million and $34.1 million in land deposits related to land options and land purchase contracts, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2016 and 2015, our legal accruals were $4.4 million and $0.8 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Operating Leases — We lease office facilities and certain equipment under operating lease agreements. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Approximate future minimum payments under the non-cancelable leases in effect at December 31, 2016, are as follows (in thousands):

Years Ending December 31,	Lease Payments
2017	$7,434
2018	6,296
2019	5,281
2020	3,438
2021	2,564
Thereafter	2,218
Total	$27,231

Rent expense under non-cancelable operating leases for the year ended December 31, 2016, 2015 and 2014, was $5.3 million, $4.4 million and $4.2 million, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Commitments to Extend Credit — We enter into IRLCs with customers who have applied for mortgage loans and meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change and the underlying loan is not economically hedged or committed to an investor. We also are exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of first deed of trust in the mortgagor's property. Commitments to originated loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $96.0 million and $52.0 million for the years ended December 31, 2016 and 2015, respectively.

22. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in mortgage operations revenue/expenses on the statement of operations and other comprehensive income. Unrealized gains and losses on the IRLCs, reflected as derivative assets, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instruments as of December 31, 2016:

(Dollars in thousands)	Fair Value	Notional Amount
IRLCs	$1,987	$61,655
MBSs	304	97,000
Total	$2,291

We have exposure to credit loss in the event of contractual non-performance by our trading counterparties in derivative instruments that we use in our rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty, and by entering into netting agreements with counterparties, as appropriate.

23. SUBSEQUENT EVENTS

On February 6, 2017 we completed the sale of 11,500,000 shares of our Class A common stock in a registered public offering at a net purchase price per share of $18.2875 (the public offering price to the public of $19.00 per share less the underwriters’ discount). We used all of the net proceeds from the public offering to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by our Principal Equityholders. The aggregate number partnership units and corresponding shares of Class B common stock we purchased was equal to the number of shares of Class A common stock sold in the public offering. Immediately following the consummation of the offering and net use of proceeds our ownership was:

	Shares Outstanding	Percentage
Class A Common Stock	41,986,858	35.2%
Class B Common Stock	77,442,052	64.8%
Total	119,428,910	100.0%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this 2016 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Acadia Homes, which we acquired during 2016. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2016. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management excluded from its assessment the internal control over financial reporting for Acadia Homes, which we acquired in January 2016 and represented 2.6% of the Company's consolidated total assets (excluding capitalized interest, but including goodwill) and 1.8% of the Company's consolidated homebuilding revenues as of and for the year ended December 31, 2016. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Taylor Morrison Home Corporation
Scottsdale, Arizona

We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Acadia Homes, which was acquired on January 8, 2016, and whose financial statements constitute 2.6% of the Company’s total assets (excluding capitalized interest, but including goodwill) and 1.8% of the Company’s consolidated homebuilding revenues as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Acadia Homes. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2017

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2017 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated in May 2016, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,790,048	(2)	$17.09	(3)	4,130,264	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)
Equity compensation plans approved by security holders covers the Equity Plan. The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded. This figure does not include the 1,146,357 New TMM Units (and the corresponding shares of our Class B Common Stock) that can be exchanged on a one-for-one basis for shares of our Class A Common Stock. The New TMM Units were issued pursuant to the TMM Holdings II Limited Partnership 2013 Common Unit Plan and were not made pursuant to any equity compensation plan.

(2)	Column (a) includes 1,358,701 shares of our Class A Common Stock underlying outstanding restricted stock units.

(3)
The weighted average exercise price in column (b) relates only to outstanding stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received for no consideration and does not include shares of Class A Common Stock credited to the deferred compensation accounts of certain non-employee directors at fair market value in lieu compensation at the election of such directors.

(4)	A total of 7,956,955 shares of our Class A Common Stock have been authorized for issuance pursuant to the terms of the Equity Plan.

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

10.11†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 12, 2016, and incorporated herein by reference).

10.12†
Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.13†
Taylor Morrison Long-Term Cash Incentive Plan (included as Exhibit 10.18 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.14†
Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Exhibit 10.16 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

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

10.17(b)†
Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, and incorporated herein by reference).

10.18†
Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.9 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.18(a)†
First Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, and incorporated herein by reference).

10.19†
Employment Agreement, dated as of December 28, 2012, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.19(a)†
Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, and incorporated herein by reference).

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

10.23†
Form of Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.24†
Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.25†
Form of Performance-Based Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.26
Purchase Agreement, dated as of January 31, 2017, by and among Taylor Morrison Home Corporation, TMM Holdings II Limited Partnership and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2017, and incorporated herein by reference).

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: February 21, 2017

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy R. Eller	Director and Chairman of the Board of Directors	February 21, 2017
Timothy R. Eller

/s/ James Henry	Director	February 21, 2017
James Henry

/s/ Joe S. Houssian	Director	February 21, 2017
Joe S. Houssian

/s/ Jason Keller	Director	February 21, 2017
Jason Keller

/s/ James Sholem	Director	February 21, 2017
James Sholem

/s/ David Merritt	Director	February 21, 2017
David Merritt

/s/ Rajath Shourie	Director	February 21, 2017
Rajath Shourie

/s/ Anne L. Mariucci	Director	February 21, 2017
Anne L. Mariucci

EXHIBIT INDEX

Exhibit No.	Description
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

10.11†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 12, 2016, and incorporated herein by reference).

10.12†
Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

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

10.17(b)
Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, and incorporated herein by reference).

10.18†
Employment Agreement, dated as of January 1, 2013, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.9 to Amendment No. 3 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference).

10.18(a)†
First Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, and incorporated herein by reference).

10.19†
Employment Agreement, dated as of December 28, 2012, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.19(a)†
Second Amendment to Employment Agreement, dated February 26, 2016, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, and incorporated herein by reference).

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

10.23†
Form of Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.24†
Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.25†
Form of Performance-Based Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.26
Purchase Agreement, dated as of January 31, 2017, by and among Taylor Morrison Home Corporation, TMM Holdings II Limited Partnership and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2017, and incorporated herein by reference).

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