Form 10-Q
period 2017-03-31
Taylor Morrison Home Corp
filed 2017-04-27
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2017
Class A common stock, $0.00001 par value	52,108,830
Class B common stock, $0.00001 par value	67,390,504

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$300,839	$300,179
Restricted cash	1,320	1,633
Total cash, cash equivalents, and restricted cash	302,159	301,812
Owned inventory	3,059,016	3,010,967
Real estate not owned under option agreements	4,682	6,252
Total real estate inventory	3,063,698	3,017,219
Land deposits	36,283	37,233
Mortgage loans held for sale	109,079	233,184
Derivative assets	1,961	2,291
Prepaid expenses and other assets, net	81,165	73,425
Other receivables, net	100,774	115,246
Investments in unconsolidated entities	171,815	157,909
Deferred tax assets, net	206,634	206,634
Property and equipment, net	6,055	6,586
Intangible assets, net	2,924	3,189
Goodwill	66,198	66,198
Total assets	$4,148,745	$4,220,926
Liabilities
Accounts payable	$136,413	$136,636
Accrued expenses and other liabilities	167,435	209,202
Income taxes payable	27,205	10,528
Customer deposits	151,751	111,573
Senior notes, net	1,238,059	1,237,484
Loans payable and other borrowings	156,330	150,485
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	69,146	198,564
Liabilities attributable to real estate not owned under option agreements	4,682	6,252
Total liabilities	1,951,021	2,060,724
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 54,955,018 and 33,340,291 shares issued, 52,101,585 and 30,486,858 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 67,390,504 and 88,942,052 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	773,549	384,709
Treasury stock at cost; 2,853,433 shares as of March 31, 2017 and December 31, 2016	(43,524)	(43,524)
Retained earnings	240,089	228,613
Accumulated other comprehensive loss	(17,989)	(17,989)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	952,126	551,810
Non-controlling interests – joint ventures	1,126	1,525
Non-controlling interests – Principal Equityholders	1,244,472	1,606,867
Total stockholders’ equity	2,197,724	2,160,202
Total liabilities and stockholders’ equity	$4,148,745	$4,220,926

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2017	2016
Home closings revenue, net	$751,485	$629,088
Land closings revenue	3,356	6,602
Mortgage operations revenue	14,249	9,639
Total revenues	769,090	645,329
Cost of home closings	616,295	514,532
Cost of land closings	2,400	5,632
Mortgage operations expenses	8,702	6,524
Total cost of revenues	627,397	526,688
Gross margin	141,693	118,641
Sales, commissions and other marketing costs	55,617	47,841
General and administrative expenses	33,128	29,424
Equity in income of unconsolidated entities	(1,085)	(782)
Interest income, net	(90)	(87)
Other (income)/expense, net	(351)	3,254
Income before income taxes	54,474	38,991
Income tax provision	18,873	12,887
Net income before allocation to non-controlling interests	35,601	26,104
Net loss/(income) attributable to non-controlling interests — joint ventures	9	(184)
Net income before non-controlling interests — Principal Equityholders	35,610	25,920
Net income attributable to non-controlling interests — Principal Equityholders	(24,134)	(19,107)
Net income available to Taylor Morrison Home Corporation	$11,476	$6,813
Earnings per common share
Basic	$0.30	$0.21
Diluted	$0.30	$0.21
Weighted average number of shares of common stock:
Basic	38,554	31,923
Diluted	120,478	121,267

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Income before non-controlling interests, net of tax	$35,601	$26,104
Other comprehensive loss, net of tax:
Post-retirement benefits adjustments, net of tax	—	(447)
Other comprehensive loss, net of tax	—	(447)
Comprehensive income	35,601	25,657
Comprehensive loss/(income) attributable to non-controlling interests — joint ventures	9	(184)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(24,134)	(18,778)
Comprehensive income available to Taylor Morrison Home Corporation	$11,476	$6,695

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance – December 31, 2016	30,486,858	$—	88,942,052	$1	$384,709	2,853,433	$(43,524)	$228,613	$(17,989)	$1,525	$1,606,867	$2,160,202
Net income/(loss)	—	—	—	—	—	—	—	11,476	—	(9)	24,134	35,601
Exchange of New TMM Units and corresponding number of Class B Common Stock	49,956	—	(49,956)	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(1,592)	—	—	—	—	—	—	—	—	—
Exercise of stock options	33,583	—	—	—	411	—	—	—	—	—	—	411
Issuance of restricted stock units	46,130	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to cover taxes	(14,942)	—	—	—	(282)	—	—	—	—	—	—	(282)
Issuance of shares from secondary offerings	21,500,000	—	—	—	387,720	—	—	—	—	—	—	387,720
Repurchase of New TMM Units from principal equityholders	—	—	(21,500,000)	—	—	—	—	—	—	—	(388,550)	(388,550)
Share based compensation	—	—	—	—	991	—	—	—	—	—	2,021	3,012
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	(390)	—	(390)
Balance – March 31, 2017	52,101,585	$—	67,390,504	$1	$773,549	2,853,433	$(43,524)	$240,089	$(17,989)	$1,126	$1,244,472	$2,197,724

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$35,601	$26,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(1,085)	(782)
Stock compensation expense	3,012	2,720
Distributions of earnings from unconsolidated entities	1,336	111
Depreciation and amortization	1,071	1,078
Debt issuance costs amortization	955	956
Contingent consideration	223	1,097
Deferred income taxes	—	(261)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(47,099)	(108,979)
Mortgages held for sale, prepaid expenses and other assets	130,789	74,694
Customer deposits	40,178	30,492
Accounts payable, accrued expenses and other liabilities	(33,747)	(14,965)
Income taxes payable	16,677	(28,848)
Net cash provided by (used in) operating activities	147,911	(16,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(275)	(705)
Payments for business acquisitions	—	(52,819)
Distribution from unconsolidated entities	403	—
Investments of capital into unconsolidated entities	(14,561)	(15,159)
Net cash used in investing activities	(14,433)	(68,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	—	23,659
Repayments of loans payable and other borrowings	(2,622)	(21,558)
Borrowings on revolving credit facility	—	230,000
Payments on revolving credit facility	—	(35,000)
Borrowings on mortgage warehouse	190,424	211,350
Repayment on mortgage warehouse	(319,842)	(302,798)
Payment of contingent consideration	—	(384)
Proceeds from stock option exercises	411	—
Proceeds from issuance of shares from secondary offerings	418,106	—
Repurchase of shares from principal equity holders	(418,936)	—
Repurchase of common stock, net	—	(4,993)
Payment of taxes related to net share settlement of equity awards	(282)	—
Distributions to non-controlling interests of consolidated joint ventures, net	(390)	(74)
Net cash (used in) provided by financing activities	(133,131)	100,202
NET INCREASE IN CASH AND CASH EQUIVALENTS	$347	$14,936
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	301,812	127,468
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$302,159	$142,404
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(2,195)	$(42,184)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$20,381	$16,931
Change in inventory not owned	$(1,570)	$(6,926)
Original accrual of contingent consideration for business combinations	$—	$380

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business - Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of March 31, 2017, we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and 55 plus buyers. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a mortgage operating component, all of which are managed as four reportable segments: East, Central, West, and Mortgage Operations. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Service, LLC (“Inspired Title”).

As of March 31, 2017 we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans. As a result, historical periods in the segment information have been reclassified to give effect to the segment realignment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2016 Annual Report on Form 10-K. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Non-controlling interests – In connection with a series of transactions consummated at the time of the Company’s IPO (the “Reorganization Transactions”), the Company became the sole owner of the general partner of TMM Holdings II Limited Partnership (“New TMM”). As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Condensed Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) or by members of management and members of the Board of Directors. Refer to Note 11- Stockholders' Equity for discussion regarding our equity offering transactions during the three months ended March 31, 2017.

Reclassifications - Prior period amounts for cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

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

Real Estate Inventory —We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2017 and 2016, no impairment charges were recorded.

Investments in Unconsolidated Entities —We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three months ended March 31, 2017 or 2016.

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

Mortgage operations revenue — Loan origination fees (including title fees, points, closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, “Sales of Financial Assets.” TMHF does not have continuing involvement with the transferred assets, therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in mortgage operations revenue/expenses is the realized and unrealized gains and loss from hedging instruments.

Recently Issued Accounting Pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. This change will allow an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, thus reducing the cost and complexity of evaluating goodwill for impairment. This amendment will be effective for us in our fiscal year beginning January 1, 2020. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our condensed consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides clarification on the definition of a business by providing a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. This amendment will be effective for us in our fiscal year beginning January 1, 2018. We are currently evaluating the impact the adoption of ASU 2017-01 will have on our condensed consolidated financial statements and disclosures.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, entities will generally need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 has been deferred and will be effective beginning January 1, 2018 and, at that time, we will adopt the new standard under the modified retrospective approach. We are currently conducting a company-wide initiative to prepare for implementation of this guidance. We do not believe the adoption of this pronouncement will have a material impact on our condensed consolidated financial statements and disclosures, except as it relates to the newly required transition disclosures and potential new revenue recognition footnote disclosures required by the new standard.

3. BUSINESS COMBINATIONS

On January 8, 2016, we acquired Acadia Homes, an Atlanta based homebuilder, for total consideration of $83.6 million (including $19.7 million of seller financing holdbacks and contingent consideration). In accordance with ASC Topic 805, Business Combinations, all material assets and liabilities, including contingent consideration were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill for the transaction. Unaudited pro forma results of the business combination as if Acadia Homes had been acquired on January 1, 2016 have not been provided as they are immaterial to the total Company's consolidated results of operations.

We determined the estimated fair value of real estate inventory on a community-by-community basis primarily using the sales comparison and income approaches. The sales comparison approach was used for all inventory in process. The income approach derives a value using a discounted cash flow for income-producing real property. This approach was used exclusively for finished lots. The income approach using discounted cash flows was also used to value lot option contracts acquired. These estimated cash flows and ultimate valuation are significantly affected by the discount rate, estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs; all of which may vary significantly between communities.

The Company performed a final allocation of purchase price as of the acquisition date for Acadia Homes. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created (in thousands):

(In thousands)	Acadia Homes
Acquisition Date	January 8, 2016
Assets acquired
Real estate inventory	$76,152
Land deposits	984
Prepaid expenses and other assets	816
Property and equipment	204
Goodwill (1)	8,500
Total assets	$86,656

Less liabilities assumed
Accrued expenses and other liabilities	$2,562
Customer deposits	463
Net assets acquired	$83,631
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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income available to TMHC – basic	$11,476	$6,813
Net income attributable to non-controlling interest – Principal Equityholders	24,134	19,107
Loss fully attributable to public holding company	27	72
Net income – diluted	$35,637	$25,992
Denominator:
Weighted average shares – basic (Class A)	38,554	31,923
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	81,015	89,107
Restricted stock units	703	237
Stock Options	206	—
Weighted average shares – diluted	120,478	121,267
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.30	$0.21
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.30	$0.21
We excluded a total weighted average of anti-dilutive 1,847,982 and 2,136,552 stock options and unvested restricted stock units (“RSUs”) from the calculation of earnings per share for the three months ended March 31, 2017 and 2016, respectively.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Real estate developed and under development	$2,069,795	$2,074,651
Real estate held for development or held for sale (1)	176,688	183,638
Operating communities (2)	709,474	650,036
Capitalized interest	103,059	102,642
Total owned inventory	3,059,016	3,010,967
Real estate not owned under option agreements	4,682	6,252
Total real estate inventory	$3,063,698	$3,017,219
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

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2017		December 31, 2016
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	6,145	$341,389	7,142	$403,902
Partially developed	7,983	549,083	8,037	501,496
Finished	11,571	1,341,236	11,318	1,336,709
Long-term strategic assets	1,425	14,775	1,489	16,182
Total	27,124	$2,246,483	27,986	$2,258,289

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of March 31, 2017 and December 31, 2016, we had the right to purchase 7,294 and 7,583 lots under land option purchase contracts, respectively, for an aggregate purchase price of $506.5 million and $542.6 million as of March 31, 2017 and December 31, 2016, respectively. We do not have title to the properties and the creditors generally have no recourse against the Company. As of March 31, 2017 and December 31, 2016, our exposure to loss related to our option contracts with third parties and unconsolidated entities consist of non-refundable option deposits totaling $36.3 million and $37.2 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest capitalized - beginning of period	$102,642	$105,148
Interest incurred	20,714	22,244
Interest amortized to cost of home closings	(20,297)	(16,430)
Interest capitalized - end of period	$103,059	$110,962

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
Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	March 31, 2017	December 31, 2016
Assets:
Real estate inventory	$736,324	$614,441
Other assets	127,566	171,216
Total assets	$863,890	$785,657
Liabilities and owners’ equity:
Debt	$333,260	$277,934
Other liabilities	18,004	22,603
Total liabilities	351,264	300,537
Owners’ equity:
TMHC	171,815	157,909
Others	340,811	327,211
Total owners’ equity	512,626	485,120
Total liabilities and owners’ equity	$863,890	$785,657

	Three Months Ended March 31,
	2017	2016
Revenues	$22,994	$12,620
Costs and expenses	(20,104)	(10,110)
Income of unconsolidated entities	$2,890	$2,510
TMHC’s share in income of unconsolidated entities	$1,085	$782
Distributions from unconsolidated entities	$1,739	$111

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

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Real estate development costs to complete	$11,514	$15,156
Compensation and employee benefits	31,412	63,802
Self-insurance and warranty reserves	52,416	50,550
Interest payable	24,450	17,233
Property and sales taxes payable	7,054	17,231
Other accruals	40,589	45,230
Total accrued expenses and other liabilities	$167,435	$209,202

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with the limited one year warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva") a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Reserve - beginning of period	$50,550	$43,098
Additions to reserves	4,299	5,768
Costs and claims incurred	(3,335)	(6,585)
Change in estimates to existing reserves	902	914
Reserve - end of period	$52,416	$43,195

8. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2017			December 31, 2016
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$4,791	$545,209	$550,000	$5,089	$544,911
5.875% Senior Notes due 2023, unsecured	350,000	3,427	346,573	350,000	3,569	346,431
5.625% Senior Notes due 2024, unsecured	350,000	3,723	346,277	350,000	3,858	346,142
Senior Notes subtotal	1,250,000	11,941	1,238,059	1,250,000	12,516	1,237,484
Loans payable and other borrowings	156,330	—	156,330	150,485	—	150,485
Revolving Credit Facility	—	—	—	—	—	—
Mortgage warehouse borrowings	69,146	—	69,146	198,564	—	198,564
Total Senior Notes and bank financing	$1,475,476	$11,941	$1,463,535	$1,599,049	$12,516	$1,586,533

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

The 2021 Senior Notes are redeemable at scheduled redemption prices, currently at 102.625%, of their principal amount (plus accrued and unpaid interest).

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

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.6 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$13,750	$20,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,863	50,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	43,533	100,000	LIBOR + 2.375%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$69,146	$170,000

	As of December 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$37,093	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	57,875	85,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	103,596	125,000	LIBOR + 2.375% to 2.5%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$198,564	$265,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2017 and December 31, 2016, are collateralized by a) $109.1 million and $233.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2017 and December 31, 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at March 31, 2017 and December 31, 2016. We impute interest for loans with no stated interest rates.

9. FAIR VALUE DISCLOSURES
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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed security (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement.

The carrying value and fair value of our financial instruments are as follows:

		March 31, 2017		December 31, 2016
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$109,079	$109,079	$233,184	$233,184
Derivative assets	2	1,961	1,961	2,291	2,291
Mortgage warehouse borrowings	2	69,146	69,146	198,564	198,564
Loans payable and other borrowings	2	156,330	156,330	150,485	150,485
5.25% Senior Notes due 2021 (1)	2	545,209	563,750	544,911	563,750
5.875% Senior Notes due 2023 (1)	2	346,573	366,625	346,431	355,250
5.625% Senior Notes due 2024 (1)	2	346,277	362,250	346,142	353,500
Revolving Credit Facility	2	—	—	—	—
Contingent consideration liability	3	4,815	4,815	17,200	17,200
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis as of the period presented.

(Dollars in thousands)
Description:	Level in Fair Value Hierarchy	December 31, 2016
Inventories (1)	3	$3,778
(1) During the year ended December 31, 2016, we recorded $3.5 million of impairment charges.

As of March 31, 2017, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value is not recoverable.

10. INCOME TAXES
We recorded income tax expense of $18.9 million and $12.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Our effective tax rate for the three months ended March 31, 2017 was 34.6%, compared to 33.1% for the same period in 2016. The effective tax rate for the three month period ended March 31, 2016 was favorably impacted by federal energy tax credits earned from building energy efficient homes. The credits were the result of legislation enacted in December of 2015, which extended the availability of the credit through December 31, 2016. To date, there has been no extension of the federal energy credits into 2017.

At both March 31, 2017 and December 31, 2016, cumulative gross unrecognized tax benefits were $7.8 million, and all unrecognized tax benefits, if recognized, would affect our effective tax rate. At March 31, 2017, we have accrued for $0.5 million of potential interest and penalties related to unrecognized tax benefits. At December 31, 2016, we had $0.4 million accrued for interest and penalties.

11. STOCKHOLDERS’ EQUITY
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

On February 6, 2017, we completed the sale of 11,500,000 shares of our Class A Common Stock in a registered public offering at a net purchase price per share of $18.2875. On March 27, 2017, we completed the sale of an additional 10,000,000 shares of our Class A Common Stock in a registered public offering at a net purchase price per share of $20.78. We used all of the net proceeds from both public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. As a result of net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings.
The components and respective voting power of outstanding TMHC Common Stock including the effects of the secondary offerings at March 31, 2017 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	52,101,585	43.6%
Class B Common Stock	67,390,504	56.4%
Total	119,492,089	100%

Stock Repurchase Program
Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2017 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three months ended March 31, 2017 there were no shares repurchased. During the three months ended March 31, 2016, there were 337,760 shares repurchased for $5.0 million. As of March 31, 2017 there was $56.4 million available to be used for repurchases.

12. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan, which was amended and restated in May 2016 (the “Plan”). The Plan provides for the grant of stock options, RSUs and other equity awards based on our common stock. As of March 31, 2017 we had an aggregate of 2,822,754 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted stock units (RSUs) (1)	$1,897	$1,382
Stock options	958	957
New TMM units	157	381
Total stock compensation	$3,012	$2,720
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.

At March 31, 2017 and December 31, 2016, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $30.1 million and $18.8 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,358,701	$13.39
Granted	621,293	17.84
Vested	(49,036)	18.76
Forfeited	(37,559)	13.41
Balance at March 31, 2017	1,893,399	$14.72

During the three months ended March 31, 2017, we issued time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

Our time-based RSUs consist of awards that settle in shares of Class A Common Stock and have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally become vested with respect to 33% of the RSUs on the second, third, and fourth anniversaries of the grant date. Time-based RSUs granted to members of the Board of Directors generally become vested on the first anniversary of the grant date.

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

Stock Options – The following table summarizes the stock option activity for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2016	2,431,347	$17.09
Granted	785,132	19.03
Exercised	(33,583)	12.25
Canceled/Forfeited	(54,912)	17.86
Outstanding at March 31, 2017	3,127,984	$17.62
Options exercisable at March 31, 2017	935,059	$18.94

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

Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units held by members of management and members of our Board of Directors outstanding as of March 31, 2017 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,146,357	$5.58
Exchanges (1)	(49,956)	4.09
Forfeited (2)	(1,592)	8.04
Balance at March 31, 2017 (3)	1,094,809	$5.65
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
(3) The number of vested and unexchanged New TMM Units as of March 31, 2017 was 1,021,369 .

13. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. Such transactions with related parties are in the normal course of operations and are executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties. For the three months ended March 31, 2017 we engaged in equity offering transactions with our principal equityholders. Refer to Note 11 - Stockholders' Equity for discussion regarding such transactions. For the three months ended March 31, 2016 there were no related-party transactions.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands).

	Three Months Ended March 31, 2017
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Other comprehensive loss before reclassifications	—	—	—	—
Other comprehensive loss, net of tax	$—	$—	$—	$—
Gross amounts reclassified within accumulated other comprehensive income	—	16,479	(16,479)	—
Balance, end of period	$2,061	$(63,448)	$43,398	$(17,989)

	Three Months Ended March 31, 2016
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive income before reclassifications	(447)	—	—	(447)
Other comprehensive income, net of tax	$(447)	$—	$—	$(447)
Gross amounts reclassified within accumulated other comprehensive income	—	—	329	329
Balance, end of period	$1,858	$(79,927)	$59,954	$(18,115)

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

As of March 31, 2017 we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans. As a result, historical periods in the segment information have been reclassified to give effect to the segment realignment.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division), and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Mortgage Operations	Taylor Morrison Home Funding and Inspired Title

Segment information is as follows (in thousands):

	Three Months Ended March 31, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$263,665	$206,257	$284,919	$14,249	$—	$769,090

Gross margin	53,358	37,208	45,580	5,547	—	141,693
Selling, general and administrative expenses	(27,169)	(21,492)	(19,053)	—	(21,031)	(88,745)
Equity in income of unconsolidated entities	—	(168)	(83)	1,336	—	1,085
Interest and other (expense)/income, net	(84)	(344)	(125)	—	994	441
Income/(loss) before income taxes	$26,105	$15,204	$26,319	$6,883	$(20,037)	$54,474

	Three Months Ended March 31, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$181,725	$222,567	$231,398	$9,639	$—	$645,329

Gross margin	37,778	40,224	37,524	3,115	—	118,641
Selling, general and administrative expenses	(21,996)	(21,613)	(16,406)	—	(17,250)	(77,265)
Equity in (loss)/income of unconsolidated entities	—	(57)	244	595	—	782
Interest and other (expense)/income, net	(1,246)	(1,643)	227	—	(505)	(3,167)
Income/(loss) before income taxes	$14,536	$16,911	$21,589	$3,710	$(17,755)	$38,991

	As of March 31, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,143,204	$862,457	$1,094,320	$—	$—	$3,099,981
Investments in unconsolidated entities	26,073	29,977	112,150	3,615	—	171,815
Other assets	69,049	119,868	30,059	145,003	512,970	876,949
Total assets	$1,238,326	$1,012,302	$1,236,529	$148,618	$512,970	$4,148,745

	As of December 31, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,110,340	$829,354	$1,114,758	$—	$—	$3,054,452
Investments in unconsolidated entities	25,923	30,146	98,625	3,215	—	157,909
Other assets	80,320	139,383	43,304	269,131	476,427	1,008,565
Total assets	$1,216,583	$998,883	$1,256,687	$272,346	$476,427	$4,220,926

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $298.0 million and $302.8 million as of March 31, 2017 and December 31, 2016, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2017 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2017 and December 31, 2016, our legal accruals were $4.7 million and $4.4 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

Commitments to Extend Credit — We enter into IRLCs with customers who have applied for mortgage loans and meet certain credit and underwriting criteria. These commitments expose us to market risk if interest rates change and the underlying loan is not economically hedged or committed to an investor. We also are exposed to credit loss if the loan is originated and not sold to an investor and the borrower does not perform. The collateral upon extension of credit typically consists of first deed of trust in the mortgagor's property. Commitments to originated loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $175.9 million as of March 31, 2017.

17. MORTGAGE HEDGING ACTIVITIES

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

The following summarizes derivative instruments as of the periods presented:

	As of
	March 31, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$2,468	$75,839	$1,987	$61,655
MBSs	(507)	94,116	304	97,000
Total	$1,961		$2,291

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “we,” “us,” or “our” refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report.

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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
Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury and 55 plus buyers. Our homebuilding business operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a mortgage operating component, all of which are managed as four reportable segments: East, Central, West and Mortgage Operations, as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division), and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Mortgage Operations	Taylor Morrison Home Funding (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

As of March 31, 2017 we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans. As a result, historical periods in the segment information have been reclassified to give effect to the segment realignment.

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

Recent Developments
On February 6, 2017, we completed the sale of 11,500,000 shares of our Class A common stock in a registered public offering at a net purchase price per share of $18.2875. On March 27, 2017, we completed the sale of an additional 10,000,000 shares of our Class A common stock in a registered public offering at a net purchase price per share of $20.78. We used all of the net proceeds from both public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by our Principal Equityholders. As a result of net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B common stock we purchased was equal to the number of shares of Class A common stock sold in the public offerings.
First Quarter 2017 Highlights:

•	Net sales orders were 2,425, a 33% increase from the prior year quarter

•	Sales per outlet were 2.7, a 35% increase from the prior year quarter

•	Home closings were 1,630, a 17% increase from the prior year quarter

•	Total revenue was $769 million, a 19% increase from the prior year quarter

•	GAAP home closings gross margin, inclusive of capitalized interest, was 18.0%

•	Net income for the quarter was $36 million with earnings per share of $0.30, increases of 37% and 43% from the prior year quarter, respectively

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31, 2017
(Dollars in thousands)	2017	2016
Statements of Operations Data:
Home closings revenue, net	$751,485	$629,088
Land closings revenue	3,356	6,602
Mortgage operations revenue	14,249	9,639
Total revenues	769,090	645,329
Cost of home closings	616,295	514,532
Cost of land closings	2,400	5,632
Mortgage operations expenses	8,702	6,524
Gross margin	141,693	118,641
Sales, commissions and other marketing costs	55,617	47,841
General and administrative expenses	33,128	29,424
Equity in income of unconsolidated entities	(1,085)	(782)
Interest income, net	(90)	(87)
Other (income)/expense, net	(351)	3,254
Income before income taxes	54,474	38,991
Income tax provision	18,873	12,887
Net income before allocation to non-controlling interests	35,601	26,104
Net loss/(income) attributable to non-controlling interests – joint ventures	9	(184)
Net income before non-controlling interests – Principal Equityholders	35,610	25,920
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(24,134)	(19,107)
Net income available to Taylor Morrison Home Corporation	$11,476	$6,813
Home closings gross margin	18.0%	18.2%
Adjusted home closings gross margin	20.7%	20.8%
Sales, commissions and other marketing costs as a percentage of home closings revenue	7.4%	7.6%
General and administrative expenses as a percentage of home closings revenue	4.4%	4.7%
Average sales price per home closed	$461	$452

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Average Active Selling Communities

	Three Months Ended March 31,
	2017	2016	Change
East	125	125	—%
Central	116	121	(4.1)
West	57	64	(10.9)
Total	298	310	(3.9)%

Average active selling communities for the three months ended March 31, 2017 decreased by 3.9% when compared to the same period in the prior year. The decreases in the West and Central regions were primarily due to the timing of new community openings and higher than expected net sales order pace for the quarter which led to increased community close-outs. During the period from March 2016 to March 2017, we closed approximately 80 and opened approximately 70 communities throughout the Company.

Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	1,050	737	42.5%	$412,043	$286,878	43.6%	$392	$389	0.8%
Central	628	491	27.9	289,055	230,266	25.5	460	469	(1.9)
West	747	600	24.5	430,527	320,589	34.3	576	534	7.9
Total	2,425	1,828	32.7%	$1,131,625	$837,733	35.1%	$467	$458	2.0%

(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The number and sales value of net homes sold increased by 42.5% and 43.6%, respectively, for the three months ended March 31, 2017 compared to the prior year. The increase in both units and sales value is primarily driven by our legacy markets in Florida which are experiencing favorable demand especially in active adult communities. Our acquired divisions within the region are also gaining momentum and experienced approximately 40% growth in both units and dollars.

Central:
The number and sales value of net homes sold increased by 27.9% and 25.5%, respectively, for the three months ended March 31, 2017 compared to the prior year. A significant portion of the increase is as a result of the Houston market recovering from the prior year's soft economic environment. Other markets within this region continue to strengthen their performance and contributed to the overall increase in units and dollars for the segment as well.

West:
The number and sales value of net homes sold increased by 24.5% and 34.3%, respectively, for the three months ended March 31, 2017 compared to the prior year. Our Phoenix and California divisions continue to be strong selling markets due to macro-economic conditions such as lower unemployment rates and consumer demand and specifically to Phoenix, an increase in the number of job relocations.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2017	2016
East	10.3%	12.1%
Central	11.4	16.6
West	11.5	13.5
Total Company	10.9%	13.8%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The primary driver for the decrease in the consolidated cancellation rate for the three months ended March 31, 2017 compared to the prior year was the Central region. As the Houston market recovers from its previous economic conditions relating to the oil industry, the number of cancellations has decreased while the number of gross sales has increased, resulting in significant improvements in the cancellation rate. In addition, favorable market conditions coupled with increased demand for new housing has led to lower cancellation rates across all of our regions. Our use of prequalification criteria through TMHF and robust earnest money deposits help us manage our cancellation rate across the company.

Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	1,589	1,204	32.0%	$676,054	$510,448	32.4%	$425	$424	0.2%
Central	1,162	1,214	(4.3)	589,305	613,611	(4.0)	507	505	0.4
West	1,176	1,014	16.0	660,024	524,428	25.9	561	517	8.5
Total	3,927	3,432	14.4%	$1,925,383	$1,648,487	16.8%	$490	$480	2.1%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 14.4% and 16.8% at March 31, 2017 compared to March 31, 2016, respectively. The increase in backlog units and total sales value is primarily as a result of the combination of increased sales orders and a modest increase in average selling price.

Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	682	496	37.5%	$263,101	$181,725	44.8%	$386	$366	5.5%
Central	424	446	(4.9)	203,465	215,965	(5.8)	480	484	(0.8)
West	524	449	16.7	284,919	231,398	23.1	544	515	5.6
Total	1,630	1,391	17.2%	$751,485	$629,088	19.5%	$461	$452	2.0%

East:
The number of homes closed and homes closing revenue, net increased by 37.5% and 44.8%, respectively, for the three months ended March 31, 2017 compared to the prior year. Our Florida market was the primary driver for both units and dollars as a result of increased net sales in prior quarters. In addition, our acquired divisions continue to gain momentum as exemplified by their approximately 29% increase in homes closed for the three months ended March 31, 2017 compared to the prior year. Certain economic market improvements, as well as a continued favorable homebuyer reception of newer products and newer communities throughout the region, contributed to the increase in net home closings revenue.

Central:

The number of homes closed and homes closing revenue, net decreased by 4.9% and 5.8%, respectively, for the three months ended March 31, 2017 compared to the prior year. The decrease in the number of homes closed is primarily the result of the Houston market. This market has experienced an increase in net sales as a result of the improving economic environment, but homes closed and homes closing revenue have not yet improved as a result of timing.

West:
The number of homes closed and homes closing revenue, net increased by 16.7% and 23.1%, respectively, for the three months ended March 31, 2017 compared to the prior year. The increases are primarily driven by strong sales in our Phoenix division and markets within Northern California which continue to experience strong consumer demand as a result of increased job growth in those areas.

Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Change
East	$564	$—	$564
Central	2,792	6,602	(3,810)
West	—	—	—
Total	$3,356	$6,602	$(3,246)

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

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Home closings revenue, net	$263,101	$181,725	$203,465	$215,965	$284,919	$231,398	$751,485	$629,088
Cost of home closings	209,818	143,947	167,138	176,711	239,339	193,874	616,295	514,532
Home closings gross margin	53,283	37,778	36,327	39,254	45,580	37,524	135,190	114,556
Capitalized interest amortization	5,401	4,060	5,874	5,920	9,022	6,450	20,297	16,430
Adjusted home closings gross margin	$58,684	$41,838	$42,201	$45,174	$54,602	$43,974	$155,487	$130,986
Home closings gross margin %	20.3%	20.8%	17.9%	18.2%	16.0%	16.2%	18.0%	18.2%
Adjusted home closings gross margin %	22.3%	23.0%	20.7%	20.9%	19.2%	19.0%	20.7%	20.8%

On a consolidated basis home closings gross margin percentage remained relatively flat. We maintained margin as we increased our focus on improving pace and increasing net sales orders year over year. On a consolidated level sales pace increased to 2.7 for the three months ended March 31, 2017 compared to 2.0 for the same period in the prior year.

East:
Home closings gross margin percentage decreased slightly to 20.3% from 20.8% for the three months ended March 31, 2017 compared to the same period in 2016. The Florida divisions experienced a decrease in their home closings gross margin primarily due to product mix and an increase in costs of goods sold as a result of the homes closed in 2017 having higher land cost than those closed in 2016. This decrease was partially offset by our acquired divisions which continue to show improvements through higher average selling prices.

Central:

Home closings gross margin percentage decreased to 17.9% from 18.2% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease is primarily driven by our Houston market. As noted in our Home Closings Revenue discussion, this market is recovering but the increase in net sales orders has not yet translated to homes closed.

West:
Home closings gross margin percentage decreased slightly to 16.0% from 16.2% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease is primarily due to product mix and an increase in costs of goods sold as a result of the homes closed in 2017 having higher land cost than those closed in 2016. Sales pace for the three months ended March 31, 2017 for the West region was 4.4 compared to 3.1 for the same period in 2016.

Mortgage Operations
Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary of mortgage operations gross margin:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Mortgage operations revenue	$14,249	$9,639
Mortgage operations expenses	8,702	6,524
Mortgage operations gross margin	$5,547	$3,115
Mortgage operations margin %	38.9%	32.3%

Our Mortgage Operations segment’s revenue increased primarily due to increased closings volume, average loan amounts, and strong capture rates. The increase in mortgage operations margin was due to improvements in the gain on sale of loans due to better investor pricing from our mandatory commitments model.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the following periods:

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate
Three Months Ended March 31, 2017	946	$319.1	74%
Three Months Ended March 31, 2016	801	$261.6	79%

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. In the first quarter of 2017 and 2016, the average FICO score of customers who obtained mortgages through TMHF was 743 and 744, respectively.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 7.4% from 7.6%, respectively, for the three months ended March 31, 2017 compared to the same period in 2016. This decrease is primarily a result of our increased efforts in efficient marketing and advertising. In addition, the prior year period had higher sales and marketing costs as a result of our acquired divisions and an increase in new communities which typically have incremental startup costs during their early stages.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 4.4% from 4.7%, for the three months ended March 31, 2017 compared to the same period in 2016. During the prior year period, we made investments in our Company for future business optimization and the decrease in general and administrative expenses as a percentage of home closings revenue, net represents the efficiencies we have gained in our investments and our ability to leverage our existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $1.1 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase is primarily due to our increase in active unconsolidated joint ventures. We had six active unconsolidated joint ventures at March 31, 2017 compared to four active at March 31, 2016.

Interest Income, Net
Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings. Interest income for three months ended March 31, 2017 and March 31, 2016 remained consistent.

Other (Income)/Expense, Net
Other (income)/expense, net for the three months ended March 31, 2017 and 2016 was income of $0.4 million and expense of $3.3 million, respectively. The three months ended March 31, 2016 included accruals for contingent consideration relating to our acquisitions during 2016 as well as earn out accruals for our previous Darling Homes acquisition. The income in the current year relates to an increase in the number of recoveries from our captive insurance claims.

Income Tax Provision
The effective tax rate for the three months ended March 31, 2017 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes, changes in valuation allowances, and certain deductions and credits relating to homebuilding activities.

Net Income
Net income and earnings per diluted share for the three months ended March 31, 2017 was $35.6 million and $0.30, respectively. Net income and earnings per diluted share for the three months ended March 31, 2016 was $25.9 million and $0.21, respectively. The increase in net income and earnings per share from the prior year is attributable to an increase in margin dollars as a result of an increase in the number of homes closed, better sales, commissions, and other marketing costs and general and administrative expenses, partially offset by an increase in our tax rate.

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

We may access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the three months ended March 31, 2017 and 2016 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, stock repurchases, and the payment of various liabilities. In addition, net proceeds from our two equity offerings during the three months ended March 31, 2017, were used to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by our Principal Equityholders. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2017	December 31, 2016
Total Cash, including Restricted Cash	$302,159	$301,812

Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(22,985)	(31,903)
Revolving Credit Facility Borrowings Outstanding	—	—
Revolving Credit Facility Availability	477,015	468,097

Total Liquidity	$779,174	$769,909

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $147.9 million for the three months ended March 31, 2017 compared to $16.6 million used in operating activities for the three months ended March 31, 2016. The primary driver of the current quarter's cash provided by operating activities was due to an increase in the number of homes closed, decrease in mortgage loans held for sale and cash generated therefrom, an increase in customer deposits, and a reduction in the amount expended for real estate year over year. We used cash in operating activities for the three months ended March 31, 2016 primarily for investments in real estate inventory.

Investing Cash Flow Activities
Net cash used in investing activities was $14.4 million for the three months ended March 31, 2017, as compared to net cash used in investing activities of $68.7 million for the three months ended March 31, 2016. The cash used in investing activities in 2017 was primarily attributable to investments of capital into unconsolidated entities. In 2016, we used cash of $52.8 million for the acquisition of Acadia Homes.

Financing Cash Flow Activities
Net cash used in financing activities was $133.1 million for the three months ended March 31, 2017, as compared to net cash provided by financing activities of $100.2 million for the three months ended March 31, 2016. The cash used in financing activities in 2017 was primarily attributable to repayments on the mortgage warehouse line exceeding borrowings. In 2016, cash provided was primarily attributable to borrowings on the Revolving Credit Facility.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of March 31, 2017.

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

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”) which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

The 2021 Senior Notes are redeemable at scheduled redemption prices, currently at 102.625%, of their principal amount (plus accrued and unpaid interest).

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

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.6 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	As of March 31, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$13,750	$20,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	11,863	50,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	43,533	100,000	LIBOR + 2.375%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$69,146	$170,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2017 and December 31, 2016, are collateralized by a) $109.1 million and $233.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at March 31, 2017 and December 31, 2016. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	March 31, 2017	December 31, 2016
Letters of credit (1)	$22,985	$31,903
Surety bonds	274,976	270,943
Total outstanding letters of credit and surety bonds	$297,961	$302,846
(1) As of March 31, 2017 and December 31, 2016, there was $200 million total capacity of letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of March 31, 2017

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

For the three months ended March 31, 2017, total net capital contributed to unconsolidated joint ventures was $14.6 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of March 31, 2017, we had outstanding land purchase and lot option contracts of $506.5 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2017, approximately 95% of our debt was fixed rate and 5% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of March 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility. We had $477.0 million of additional availability for borrowings and $177.0 million of additional availability for letters of credit (giving effect to $23.0 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2017. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate Debt	$65.6	$50.1	$24.9	$8.8	$553.6	$703.3	$1,406.3	$1,449.0
Weighted average interest rate(1)	3.8%	3.8%	3.8%	3.8%	5.5%	5.5%	5.3%
Variable Rate Debt(2)	$69.1	$—	$—	$—	$—	$—	$69.1	$69.1
Weighted average interest rate	3.0%	—	—	—%	—	—	3.0%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at March 31, 2017, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors set forth in Part I, Item 1A. of our 2016 Annual Report on Form 10-K. These Risk Factors may materially affect our business, financial condition or results of operations. You should carefully consider the Risk Factors set forth in our 2016 Annual Report on Form 10-K and the other information set forth elsewhere in this quarterly report. You should be aware that these Risk Factors and other information may not describe every risk facing our Company.

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

10.1
Purchase Agreement, dated as of January 31, 2017, by and among Taylor Morrison Home Corporation, TMM Holdings II Limited Partnership and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2017, and incorporated herein by reference).

10.2
Purchase Agreement, dated March 22, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 27, 2017, and incorporated herein by reference).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	April 27, 2017
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

10.1
Purchase Agreement, dated as of January 31, 2017, by and among Taylor Morrison Home Corporation, TMM Holdings II Limited Partnership and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2017, and incorporated herein by reference).

10.2
Purchase Agreement, dated March 22, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 27, 2017, and incorporated herein by reference).

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