Form 10-Q
period 2017-06-30
Taylor Morrison Home Corp
filed 2017-08-02
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2017
Class A common stock, $0.00001 par value	72,492,923
Class B common stock, $0.00001 par value	47,254,360

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$246,477	$300,179
Restricted cash	1,611	1,633
Total cash, cash equivalents, and restricted cash	248,088	301,812
Owned inventory	3,196,024	3,010,967
Real estate not owned under option agreements	4,003	6,252
Total real estate inventory	3,200,027	3,017,219
Land deposits	52,977	37,233
Mortgage loans held for sale	110,906	233,184
Derivative assets	1,797	2,291
Prepaid expenses and other assets, net	76,244	73,425
Other receivables, net	101,453	115,246
Investments in unconsolidated entities	178,878	157,909
Deferred tax assets, net	212,925	206,634
Property and equipment, net	5,933	6,586
Intangible assets, net	2,660	3,189
Goodwill	66,198	66,198
Total assets	$4,258,086	$4,220,926
Liabilities
Accounts payable	$168,568	$136,636
Accrued expenses and other liabilities	175,561	209,202
Income taxes payable	12,035	10,528
Customer deposits	182,440	111,573
Senior notes, net	1,238,635	1,237,484
Loans payable and other borrowings	152,762	150,485
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	63,150	198,564
Liabilities attributable to real estate not owned under option agreements	4,003	6,252
Total liabilities	1,997,154	2,060,724
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 75,346,356 and 33,340,291 shares issued, 72,492,923 and 30,486,858 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	1	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 47,254,360 and 88,942,052 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,140,230	384,709
Treasury stock at cost; 2,853,433 shares as of June 30, 2017 and December 31, 2016	(43,524)	(43,524)
Retained earnings	265,782	228,613
Accumulated other comprehensive loss	(17,989)	(17,989)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	1,344,500	551,810
Non-controlling interests – joint ventures	1,623	1,525
Non-controlling interests – Principal Equityholders	914,809	1,606,867
Total stockholders’ equity	2,260,932	2,160,202
Total liabilities and stockholders’ equity	$4,258,086	$4,220,926

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Home closings revenue, net	$889,096	$829,882	$1,640,581	$1,458,969
Land closings revenue	3,764	10,936	7,120	17,540
Mortgage operations revenue	15,634	13,498	29,883	23,136
Total revenues	908,494	854,316	1,677,584	1,499,645
Cost of home closings	724,505	679,685	1,340,800	1,194,217
Cost of land closings	2,467	6,686	4,867	12,318
Mortgage operations expenses	10,102	8,193	18,804	14,717
Total cost of revenues	737,074	694,564	1,364,471	1,221,252
Gross margin	171,420	159,752	313,113	278,393
Sales, commissions and other marketing costs	61,516	59,182	117,133	107,023
General and administrative expenses	33,894	31,710	67,022	61,134
Equity in income of unconsolidated entities	(3,071)	(2,305)	(4,156)	(3,087)
Interest income, net	(89)	(15)	(179)	(102)
Other expense, net	764	3,412	413	6,666
Income before income taxes	78,406	67,768	132,880	106,759
Income tax provision	22,476	22,104	41,349	34,991
Net income before allocation to non-controlling interests	55,930	45,664	91,531	71,768
Net income attributable to non-controlling interests — joint ventures	(207)	(296)	(198)	(480)
Net income before non-controlling interests — Principal Equityholders	55,723	45,368	91,333	71,288
Net income attributable to non-controlling interests — Principal Equityholders	(28,322)	(33,683)	(54,164)	(52,790)
Net income available to Taylor Morrison Home Corporation	$27,401	$11,685	$37,169	$18,498
Earnings per common share
Basic	$0.46	$0.37	$0.76	$0.58
Diluted	$0.46	$0.37	$0.76	$0.58
Weighted average number of shares of common stock:
Basic	58,977	31,574	48,822	31,742
Diluted	121,061	121,052	120,895	121,217

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before non-controlling interests, net of tax	$55,930	$45,664	$91,531	$71,768
Other comprehensive loss, net of tax:
Post-retirement benefits adjustments, net of tax	—	—	—	(447)
Other comprehensive loss, net of tax	—	—	—	(447)
Comprehensive income	55,930	45,664	91,531	71,321
Comprehensive income attributable to non-controlling interests — joint ventures	(207)	(296)	(198)	(480)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(28,322)	(33,683)	(54,164)	(52,461)
Comprehensive income available to Taylor Morrison Home Corporation	$27,401	$11,685	$37,169	$18,380

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A				Class B				Additional Paid-in Capital		Treasury Stock				Stockholders' Equity
	Shares		Amount		Shares		Amount		Amount		Shares		Amount		Retained Earnings		Accumulated Other Comprehensive Loss		Non-controlling Interest - Joint Venture		Non-controlling Interest - Principal Equityholders		Total Stockholders’ Equity
Balance – December 31, 2016	30,486,858		$—		88,942,052		$1		$384,709		2,853,433		$(43,524)		$228,613		$(17,989)		$1,525		$1,606,867		$2,160,202
Net income	—		—		—		—		—		—		—		37,169		—		198		54,164		91,531
Exchange of New TMM Units and corresponding number of Class B Common Stock	186,100		—		(186,100)		—		—		—		—		—		—		—		—		—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—		—		(1,592)		—		—		—		—		—		—		—		—		—
Exercise of stock options	261,336		—		—		—		4,734		—		—		—		—		—		—		4,734
Issuance of restricted stock units, net of shares withheld for tax	58,629	—	—	—	—	—	—	—	(289)	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)
Exchange of (repurchase) of B shares from secondary offerings	41,500,000		1		—		—		748,197		—		—		—		—		—		—		748,198
Repurchase of New TMM Units from principal equityholders	—		—		(41,500,000)		(1)		—		—		—		—		—		—		(750,193)		(750,194)
Share based compensation	—		—		—		—		2,879		—		—		—		—		—		3,971		6,850
Changes in non-controlling interests of consolidated joint ventures	—		—		—		—		—		—		—		—		—		(100)		—		(100)
Balance – June 30, 2017	72,492,923		$1		47,254,360		$—		$1,140,230		2,853,433		$(43,524)		$265,782		$(17,989)		$1,623		$914,809		$2,260,932

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$91,531	$71,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(4,156)	(3,087)
Stock compensation expense	6,850	5,917
Distributions of earnings from unconsolidated entities	3,496	1,673
Depreciation and amortization	2,097	1,974
Debt issuance costs amortization	1,909	1,933
Contingent consideration	613	2,349
Deferred income taxes	(6,291)	(969)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(200,801)	(62,906)
Mortgages held for sale, prepaid expenses and other assets	132,989	43,734
Customer deposits	70,867	47,049
Accounts payable, accrued expenses and other liabilities	(641)	(21,584)
Income taxes payable	1,507	(22,185)
Net cash provided by operating activities	99,970	65,666
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(915)	(187)
Payments for business acquisitions	—	(52,819)
Distributions of capital from unconsolidated entities	3,295	1,656
Investments of capital into unconsolidated entities	(23,604)	(21,638)
Net cash (used in) investing activities	(21,224)	(72,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	8,643	36,631
Repayments of loans payable and other borrowings	(8,047)	(30,529)
Borrowings on revolving credit facility	—	240,000
Payments on revolving credit facility	—	(140,000)
Borrowings on mortgage warehouse	388,353	527,027
Repayment on mortgage warehouse	(523,767)	(592,372)
Payment of contingent consideration	—	(3,100)
Proceeds from stock option exercises	4,734	—
Proceeds from issuance of shares from secondary offerings	882,306
Repurchase of shares from principal equity holders	(884,303)	—
Repurchase of common stock, net	—	(24,710)
Payment of taxes related to net share settlement of equity awards	(289)	—
Distributions to (contributions from) non-controlling interests of consolidated joint ventures, net	(100)	86
Net cash (used in) provided by financing activities	(132,470)	13,033
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(53,724)	$5,711
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	301,812	127,468
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$248,088	$133,179
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(46,133)	$(58,144)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$31,305	$22,708
Change in inventory not owned	$(2,249)	$(7,309)
Original accrual of contingent consideration for business combinations	$—	$380

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business - Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of June 30, 2017, we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and 55 plus buyers. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a mortgage operating component, all of which are managed as four reportable segments: East, Central, West, and Mortgage Operations. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

During the quarter ended March 31, 2017, we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans. As a result, all historical periods presented in the segment information have been reclassified to give effect to this segment realignment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2016 Annual Report on Form 10-K. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Non-controlling interests – In connection with a series of transactions consummated at the time of the Company’s IPO (the “Reorganization Transactions”), the Company became the sole owner of the general partner of TMM Holdings II Limited Partnership (“New TMM”). As the sole owner of the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Condensed Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) or by members of management and members of the Board of Directors. Refer to Note 11- Stockholders' Equity for discussion regarding our equity offering transactions during the six months ended June 30, 2017.

Reclassifications - Prior period amounts for cash, cash equivalents, and restricted cash on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

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

During the six months ended June 30, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings, totaling 41.5 million shares. We used all of the net proceeds from the public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. As a result of all net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders' Equity to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings. Refer to Note 11- Stockholders' Equity for discussion regarding our equity offering transactions during the six months ended June 30, 2017.

Real Estate Inventory —We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2017 and 2016, no impairment charges were recorded.

Investments in Unconsolidated Entities —We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and six months ended June 30, 2017 or 2016.

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

Recently Issued Accounting Pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. This change will allow an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, thus reducing the cost and complexity of evaluating goodwill for impairment. This amendment will be effective for us in our fiscal year beginning January 1, 2020. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our condensed consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides clarification on the definition of a business by providing a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. This amendment will be effective for us in our fiscal year beginning January 1, 2018. As ASU 2017-01 is not retroactive, we do not believe such guidance will have a significant impact on our condensed consolidated financial statements and disclosures. Once adopted, we will evaluate the impact ASU 2017-01 will have on our condensed consolidated financial statements and disclosures in the event of future acquisitions.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, entities will generally need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 has been deferred and will be effective beginning January 1, 2018 and, at that time, we will adopt the new standard under the modified retrospective approach. We are currently conducting a company-wide initiative to prepare for implementation of this guidance. We do not believe the adoption of this pronouncement will have a material impact on our condensed consolidated financial statements and disclosures, except as it relates to the newly required transition disclosures and potential new revenue recognition footnote disclosures required by the new standard. We also believe the adoption of this pronouncement will not materially affect our post-adoption revenue recognition since we have limited circumstances where we have separate performance obligations within our contracts.

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

We determined the estimated fair value of real estate inventory on a community-by-community basis primarily using the sales comparison and income approaches. The sales comparison approach was used for all inventory in process. The income approach derives a value using a discounted cash flow for income-producing real property. This approach was used exclusively for finished lots. The income approach using discounted cash flows was also used to value lot option contracts acquired. These estimated cash flows and ultimate valuation are significantly affected by the discount rate, estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs, all of which may vary significantly between communities.

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income available to TMHC – basic	$27,401	$11,685	$37,169	$18,498
Net income attributable to non-controlling interest – Principal Equityholders	28,322	33,683	54,164	52,790
Loss fully attributable to public holding company	125	100	152	173
Net income – diluted	$55,848	$45,468	$91,485	$71,461
Denominator:
Weighted average shares – basic (Class A)	58,977	31,574	48,822	31,742
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	60,630	89,107	70,766	89,107
Restricted stock units	1,075	366	976	367
Stock Options	379	5	331	1
Weighted average shares – diluted	121,061	121,052	120,895	121,217
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.46	$0.37	$0.76	$0.58
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.46	$0.37	$0.76	$0.58
We excluded a total weighted average of anti-dilutive 1,660,683 and 1,602,935 stock options and unvested restricted stock units (“RSUs”) and 1,926,724 and 2,361,178 stock options and unvested RSUs from the calculation of earnings per share for the three and six months ended June 30, 2017 and 2016, respectively.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.
5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Real estate developed and under development	$2,155,644	$2,074,651
Real estate held for development or held for sale (1)	164,951	183,638
Operating communities (2)	774,939	650,036
Capitalized interest	100,490	102,642
Total owned inventory	3,196,024	3,010,967
Real estate not owned under option agreements	4,003	6,252
Total real estate inventory	$3,200,027	$3,017,219
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

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2017		December 31, 2016
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	4,875	$252,280	7,142	$403,902
Partially developed	9,893	744,616	8,037	501,496
Finished	11,412	1,309,885	11,318	1,336,709
Long-term strategic assets	1,196	13,814	1,489	16,182
Total	27,376	$2,320,595	27,986	$2,258,289

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of June 30, 2017 and December 31, 2016, we had the right to purchase 7,331 and 7,583 lots under land option purchase contracts, respectively, for an aggregate purchase price of $523.5 million and $542.6 million as of June 30, 2017 and December 31, 2016, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of June 30, 2017 and December 31, 2016, our exposure to loss related to our option contracts with third parties and unconsolidated entities consist of non-refundable option deposits totaling $53.0 million and $37.2 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest capitalized - beginning of period	$103,059	$110,962	$102,642	$105,148
Interest incurred	20,711	22,201	41,425	44,445
Interest amortized to cost of home closings	(23,280)	(22,100)	(43,577)	(38,530)
Interest capitalized - end of period	$100,490	$111,063	$100,490	$111,063

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We have investments in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and mortgage lending activities. Some of these joint ventures develop land for the sole use of the joint venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	June 30, 2017	December 31, 2016
Assets:
Real estate inventory	$735,093	$614,441
Other assets	125,802	171,216
Total assets	$860,895	$785,657
Liabilities and owners’ equity:
Debt	$316,970	$277,934
Other liabilities	22,552	22,603
Total liabilities	339,522	300,537
Owners’ equity:
TMHC	178,878	157,909
Others	342,495	327,211
Total owners’ equity	521,373	485,120
Total liabilities and owners’ equity	$860,895	$785,657

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$64,260	$37,042	$87,253	$49,662
Costs and expenses	(50,937)	(30,110)	(71,041)	(40,220)
Net income of unconsolidated entities	$13,323	$6,932	$16,212	$9,442
TMHC’s share in income of unconsolidated entities	$3,071	$2,305	$4,156	$3,087
Distributions from unconsolidated entities	$5,052	$3,218	$6,791	$3,329

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Real estate development costs to complete	$11,336	$15,156
Compensation and employee benefits	45,681	63,802
Self-insurance and warranty reserves	54,084	50,550
Interest payable	16,991	17,233
Property and sales taxes payable	8,769	17,231
Other accruals	38,700	45,230
Total accrued expenses and other liabilities	$175,561	$209,202

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with the limited one year warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reserve - beginning of period	$52,416	$43,195	$50,550	$43,098
Additions to reserves	6,744	5,015	11,043	10,783
Costs and claims incurred	(6,593)	(5,962)	(9,928)	(12,547)
Change in estimates to existing reserves	1,517	2,094	2,419	3,008
Reserve - end of period	$54,084	$44,342	$54,084	$44,342

8. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2017			December 31, 2016
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$4,491	$545,509	$550,000	$5,089	$544,911
5.875% Senior Notes due 2023, unsecured	350,000	3,285	346,715	350,000	3,569	346,431
5.625% Senior Notes due 2024, unsecured	350,000	3,589	346,411	350,000	3,858	346,142
Senior Notes subtotal	1,250,000	11,365	1,238,635	1,250,000	12,516	1,237,484
Loans payable and other borrowings	152,762	—	152,762	150,485	—	150,485
Revolving Credit Facility	—	—	—	—	—	—
Mortgage warehouse borrowings	63,150	—	63,150	198,564	—	198,564
Total Senior Notes and bank financing	$1,465,912	$11,365	$1,454,547	$1,599,049	$12,516	$1,586,533

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$8,827	$20,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	17,419	50,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	36,904	100,000	LIBOR + 2.375%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$63,150	$170,000

	As of December 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$37,093	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	57,875	85,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	103,596	125,000	LIBOR + 2.375% to 2.5%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$198,564	$265,000

(1) The mortgage warehouse borrowings outstanding as of June 30, 2017 and December 31, 2016 were collateralized by a) $110.9 million and $233.2 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.6 million and $1.6 million, respectively, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2017 and December 31, 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at June 30, 2017 and December 31, 2016. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2017, when compared to December 31, 2016.

The carrying value and fair value of our financial instruments are as follows:

		June 30, 2017		December 31, 2016
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$110,906	$110,906	$233,184	$233,184
Derivative assets	2	1,797	1,797	2,291	2,291
Mortgage warehouse borrowings	2	63,150	63,150	198,564	198,564
Loans payable and other borrowings	2	152,762	152,762	150,485	150,485
5.25% Senior Notes due 2021 (1)	2	545,509	563,750	544,911	563,750
5.875% Senior Notes due 2023 (1)	2	346,715	373,625	346,431	355,250
5.625% Senior Notes due 2024 (1)	2	346,411	365,750	346,142	353,500
Revolving Credit Facility	2	—	—	—	—
Contingent consideration liability	3	5,205	5,205	17,200	17,200
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

As of June 30, 2017, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value is not recoverable.

10. INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2017 was 28.7% and 31.1%, respectively, compared to 32.6%

and 32.8% for the same periods in 2016, respectively. For the three and six months ended June 30, 2017 and 2016, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, special deductions and credits relating to homebuilding activities, uncertain tax positions, and discrete tax adjustments related to certain deferred tax assets and liabilities.

At June 30, 2017 and December 31, 2016, we had $13.7 million and $7.8 million of cumulative gross unrecognized tax benefits, respectively. All unrecognized tax benefits, if recognized, would affect our effective tax rate. We had $0.6 million and $0.4 million of gross interest and penalties related to unrecognized tax positions accrued as of June 30, 2017 and December 31, 2016, respectively.

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

During the six months ended June 30, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. As a result of net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings.
The following is a summary of the completed sales of our Class A Common Stock in registered public offerings.

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
February 6, 2017	11,500	$18.2875
March 27, 2017	10,000	20.7800
May 5, 2017	10,000	23.1200
June 27, 2017	10,000	23.3000

The components and respective voting power of outstanding TMHC Common Stock including the effects of the secondary offerings at June 30, 2017 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	72,492,923	60.5%
Class B Common Stock	47,254,360	39.5%
Total	119,747,283	100%

Stock Repurchase Program
Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2017 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three and six months ended June 30, 2017, there were no shares repurchased. During the three and six months ended June 30, 2016, there were 1,333,873 and 1,671,633 shares repurchased for $19.7 million and $24.7 million, respectively. As of June 30, 2017, there was $56.4 million available to be used for repurchases.

12. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Class A Common Stock. As of June 30, 2017, we had an aggregate of 8,978,206 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock units (1)	$2,294	$1,755	$4,191	$3,138
Stock options	1,188	1,061	2,146	2,018
New TMM units	356	381	513	761
Total stock compensation	$3,838	$3,197	$6,850	$5,917
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

At June 30, 2017 and December 31, 2016, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $27.0 million and $18.8 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,358,701	$13.39
Granted	644,629	18.04
Vested	(76,585)	17.34
Forfeited	(37,559)	13.41
Balance at June 30, 2017	1,889,186	$14.82

During the three and six months ended June 30, 2017, we issued time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

Our time-based RSUs consist of awards that settle in shares of Class A Common Stock and have been awarded to our employees and members of our Board of Directors. Vesting of these RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally become vested with respect to 33% of the RSUs on the second, third, and fourth anniversaries of the grant date. Time-based RSUs granted to members of the Board of Directors generally become vested on the first anniversary of the grant date.

Additionally, we issued performance-based RSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the date the Compensation Committee certifies the applicable level of performance achieved and will be settled in shares of our Class A Common Stock. The number of shares that may be issued in settlement of the performance-

based RSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

Stock Options – The following table summarizes the stock option activity for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2016	2,431,347	$17.09
Granted	785,132	19.03
Exercised	(261,336)	18.12
Canceled/Forfeited	(54,912)	17.86
Outstanding at June 30, 2017	2,900,231	$17.52
Options exercisable at June 30, 2017	918,087	$19.62

Options granted to employees vest and become exercisable ratably on the second, third, fourth and fifth anniversary of the date of grant. Options granted to members of the Board of Directors vested and became exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates, and options expire within ten years from the date of grant.

New TMM Units – Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions.

Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units held by members of management and members of our Board of Directors as of June 30, 2017 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,146,357	$5.58
Exchanges (1)	(186,100)	5.27
Forfeited (2)	(1,592)	8.04
Balance at June 30, 2017 (3)	958,665	$5.64
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
(3) The number of vested and unexchanged New TMM Units as of June 30, 2017 was 936,695.

13. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. Such transactions with related parties are typically conducted in the normal course of operations and are generally executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties. For the three and six months ended June 30, 2017, we engaged in equity offering transactions with our principal equityholders. Refer to Note 11 - Stockholders' Equity for discussion regarding such transactions. During the three months ended June 30, 2017, we entered into a contract to purchase 140 home lots in Tustin, California for a total purchase price of $30.0 million from Intracorp Companies, which is owned and controlled by a member of the Board of Directors. For the three and six months ended June 30, 2016 there were no related-party transactions.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands).

	Three Months Ended June 30, 2017
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,061	$(63,448)	$43,398	$(17,989)
Gross amounts reclassified within accumulated other comprehensive income	—	11,489	(11,489)	—
Balance, end of period	$2,061	$(51,959)	$31,909	$(17,989)

	Six Months Ended June 30, 2017
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Gross amounts reclassified within accumulated other comprehensive income	—	27,968	(27,968)	—
Balance, end of period	$2,061	$(51,959)	$31,909	$(17,989)

There was no activity in the three months ended June 30, 2016, therefore it is not presented.

	Six Months Ended June 30, 2016
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive income before reclassifications	(447)	—	—	(447)
Other comprehensive income, net of tax	$(447)	$—	$—	$(447)
Gross amounts reclassified within accumulated other comprehensive income	—	—	329	329
Balance, end of period	$1,858	$(79,927)	$59,954	$(18,115)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

15. REPORTING SEGMENTS
We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating components into three reporting segments, East, Central, and West, based on similar long-term economic characteristics. We also have a mortgage and title services reporting segment. We have no inter-segment sales as all sales are to external customers.

During the quarter ended March 31, 2017, we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans. As a result, all historical periods presented in the segment information have been reclassified to give effect to this segment realignment.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division), and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Mortgage Operations	Taylor Morrison Home Funding and Inspired Title

Segment information is as follows (in thousands):

	Three Months Ended June 30, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$320,053	$267,562	$305,245	$15,634	$—	$908,494

Gross margin	68,988	48,413	48,487	5,532	—	171,420
Selling, general and administrative expenses	(29,337)	(25,933)	(18,854)	—	(21,286)	(95,410)
Equity in income of unconsolidated entities	—	226	685	2,160	—	3,071
Interest and other (expense)/income, net	(129)	602	(67)	—	(1,081)	(675)
Income/(loss) before income taxes	$39,522	$23,308	$30,251	$7,692	$(22,367)	$78,406

	Three Months Ended June 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$267,188	$272,163	$301,467	$13,498	$—	$854,316

Gross margin	53,633	47,156	53,658	5,305	—	159,752
Selling, general and administrative expenses	(27,165)	(25,272)	(19,363)	—	(19,092)	(90,892)
Equity in income/(loss) of unconsolidated entities	308	(164)	740	1,421	—	2,305
Interest and other (expense)/income, net	(1,314)	(349)	(639)	10	(1,105)	(3,397)
Income/(loss) before income taxes	$25,462	$21,371	$34,396	$6,736	$(20,197)	$67,768

	Six Months Ended June 30, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$583,718	$473,819	$590,164	$29,883	$—	$1,677,584

Gross margin	122,346	85,621	94,067	11,079	—	313,113
Selling, general and administrative expenses	(56,506)	(47,425)	(37,907)	—	(42,317)	(184,155)
Equity in income of unconsolidated entities	—	58	602	3,496	—	4,156
Interest and other (expense)/income, net	(213)	258	(192)	—	(87)	(234)
Income/(loss) before income taxes	$65,627	$38,512	$56,570	$14,575	$(42,404)	$132,880

	Six Months Ended June 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$448,912	$494,731	$532,866	$23,136	$—	$1,499,645

Gross margin	91,411	87,381	91,182	8,419	—	278,393
Selling, general and administrative expenses	(49,160)	(46,885)	(35,769)	—	(36,343)	(168,157)
Equity in income/(loss) of unconsolidated entities	307	(221)	985	2,016	—	3,087
Interest and other (expense)/income, net	(2,560)	(1,992)	(412)	10	(1,610)	(6,564)
Income/(loss) before income taxes	$39,998	$38,283	$55,986	$10,445	$(37,953)	$106,759

	As of June 30, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,210,299	$891,792	$1,150,913	$—	$—	$3,253,004
Investments in unconsolidated entities	26,547	31,629	117,087	3,615	—	178,878
Other assets	56,715	132,702	35,028	146,691	455,068	826,204
Total assets	$1,293,561	$1,056,123	$1,303,028	$150,306	$455,068	$4,258,086

	As of December 31, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,110,340	$829,354	$1,114,758	$—	$—	$3,054,452
Investments in unconsolidated entities	25,923	30,146	98,625	3,215	—	157,909
Other assets	80,320	139,383	43,304	269,131	476,427	1,008,565
Total assets	$1,216,583	$998,883	$1,256,687	$272,346	$476,427	$4,220,926

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $310.5 million and $302.8 million as of June 30, 2017 and December 31, 2016, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2017 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2017 and December 31, 2016, our legal accruals were $3.1 million and $4.4 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

The following summarizes derivative instruments as of the periods presented:

	As of
	June 30, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$1,587	$75,538	$1,987	$61,655
MBSs	210	104,010	304	97,000
Total	$1,797		$2,291

Total commitments to originate loans approximated $120.3 million as of June 30, 2017. This amount represents the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting. The notional amount in the table above includes only mandatory loans, that have been locked and approved by underwriting.

We have exposure to credit loss in the event of contractual non-performance by our trading counterparties in derivative instruments that we use in our rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty, and by entering into netting agreements with counterparties, as appropriate. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.

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

During the quarter ended March 31, 2017, we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans. As a result, all historical periods presented in the segment information have been reclassified to give effect to this segment realignment.

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

Recent Developments
During the six months ended June 30, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings, totaling 41.5 million shares. We used all of the net proceeds from the public offerings to purchase partnership units in TMM Holdings II Limited Partnership (“New TMM”), our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings. Refer to Note 11- Stockholders' Equity for discussion regarding our equity offering transactions during the six months ended June 30, 2017.

Second Quarter 2017 Highlights:

•	Sales per outlet were 2.7, a 29% increase from the prior year quarter

•	Net sales orders were 2,376, a 17% increase from the prior year quarter

•	Home closings were 1,863, a 3% increase from the prior year quarter

•	Total revenue was $908 million, a 6% increase from the prior year quarter

•	GAAP home closings gross margin, inclusive of capitalized interest, was 18.5%

•	Net income for the quarter was $56 million with diluted earnings per share of $0.46, increases of 23% and 24% from the prior year quarter, respectively

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	2017	2016	2017	2016
Statements of Operations Data:
Home closings revenue, net	$889,096	$829,882	$1,640,581	$1,458,969
Land closings revenue	3,764	10,936	7,120	17,540
Mortgage operations revenue	15,634	13,498	29,883	23,136
Total revenues	908,494	854,316	1,677,584	1,499,645
Cost of home closings	724,505	679,685	1,340,800	1,194,217
Cost of land closings	2,467	6,686	4,867	12,318
Mortgage operations expenses	10,102	8,193	18,804	14,717
Gross margin	171,420	159,752	313,113	278,393
Sales, commissions and other marketing costs	61,516	59,182	117,133	107,023
General and administrative expenses	33,894	31,710	67,022	61,134
Equity in income of unconsolidated entities	(3,071)	(2,305)	(4,156)	(3,087)
Interest income, net	(89)	(15)	(179)	(102)
Other expense, net	764	3,412	413	6,666
Income before income taxes	78,406	67,768	132,880	106,759
Income tax provision	22,476	22,104	41,349	34,991
Net income before allocation to non-controlling interests	55,930	45,664	91,531	71,768
Net income attributable to non-controlling interests – joint ventures	(207)	(296)	(198)	(480)
Net income before non-controlling interests – Principal Equityholders	55,723	45,368	91,333	71,288
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(28,322)	(33,683)	(54,164)	(52,790)
Net income available to Taylor Morrison Home Corporation	$27,401	$11,685	$37,169	$18,498
Home closings gross margin	18.5%	18.1%	18.3%	18.1%
Sales, commissions and other marketing costs as a percentage of home closings revenue	6.9%	7.1%	7.1%	7.3%
General and administrative expenses as a percentage of home closings revenue	3.8%	3.8%	4.1%	4.2%
Average sales price per home closed	$477	$457	$470	$455

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Average Active Selling Communities

	Three Months Ended June 30,
	2017	2016	Change
East	127	132	(3.8)%
Central	117	118	(0.8)
West	50	65	(23.1)
Total	294	315	(6.7)%

	Six Months Ended June 30,
	2017	2016	Change
East	126	128	(1.6)%
Central	117	120	(2.5)
West	54	65	(16.9)
Total	297	313	(5.1)%

Average active selling communities for the three and six months ended June 30, 2017 decreased by 6.7% and 5.1%, respectively, when compared to the same periods in the prior year. The decreases were primarily driven by our West region, which experienced higher than expected net sales orders in the first quarter of 2017, resulting in an increase in community close outs. In addition, the timing of new community openings in our other regions and higher than expected net sales order pace which led to increased community close-outs, were also a drivers for the overall decreases. During the period from July 2016 to June 2017, we closed approximately 70 communities and opened approximately 50 communities throughout the Company.

Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	1,096	856	28.0%	$418,001	$330,619	26.4%	$381	$386	(1.3)%
Central	677	558	21.3	328,658	261,218	25.8	485	468	3.6
West	603	611	(1.3)	357,319	337,847	5.8	593	553	7.2
Total	2,376	2,025	17.3%	$1,103,978	$929,684	18.7%	$465	$459	1.3%

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	2,146	1,593	34.7%	$830,044	$617,499	34.4%	$387	$388	(0.3)%
Central	1,305	1,049	24.4	617,713	491,484	25.7	473	469	0.9
West	1,350	1,211	11.5	787,846	658,436	19.7	584	544	7.4
Total	4,801	3,853	24.6%	$2,235,603	$1,767,419	26.5%	$466	$459	1.5%
(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders increased by 28.0% and 34.7%, respectively, for the three and six months ended June 30, 2017 compared to the prior year. Sales value of homes increased by 26.4% and 34.4%, respectively, for the same comparative periods. The increase in both units and sales value for the three and six months ended June 30, 2017 compared to the prior year is primarily driven by our acquired divisions, particularly in our Atlanta market where demand for first-time homebuyer communities with lower average selling prices remains high. Our markets in Florida continue to experience favorable demand especially in active adult communities.

Central:
The number of net sales orders increased by 21.3% and 24.4%, respectively, for the three and six months ended June 30, 2017 compared to the prior year. Sales value of homes increased by 25.8% and 25.7%, respectively, for the same comparative periods. A significant portion of the increase reflects the Houston market improvement from the prior year's soft economic environment. Other markets within this region continue to strengthen their performance and contributed to the overall increase in units and dollars for the segment as well.

West:
The value of net sales orders increased by 5.8% and 19.7%, respectively, for the three and six months ended June 30, 2017 compared to the prior year. The number of net homes sold remained relatively flat for three months ended June 30, 2017, compared to the prior year and increased by 11.5% for the six months ended June 30, 2017, compared to the prior period. The markets in this region are showing continued strength as evidenced by an increase in the average selling price, which increased by 7.2% and 7.4%, respectively, for the three and six months ended June 30, 2017, compared to the prior year.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
East	8.8%	11.0%	9.5%	11.5%
Central	11.2	16.8	11.3	16.7
West	12.5	11.4	11.8	12.3
Total Company	10.4%	12.8%	10.7%	13.2%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The primary driver for the decrease in the consolidated cancellation rate for the six months ended June 30, 2017 compared to the prior year related to the Central region. As the Houston market recovers from its previous economic conditions relating to the oil industry, the number of cancellations has decreased while the number of gross sales has increased, resulting in significant improvements in the cancellation rate. In addition, favorable market conditions coupled with increased demand for new housing has led to lower cancellation rates across the majority of our markets. The total Company cancellation rate was sequentially better in the three months ended June 30, 2017 compared to the first quarter of 2017. Our use of prequalification criteria through TMHF and robust earnest money deposits has helped manage our cancellation rate across the company.

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	1,905	1,360	40.1%	$772,244	$578,497	33.5%	$405	$425	(4.7)%
Central	1,282	1,200	6.8	655,956	612,279	7.1	512	510	0.4
West	1,254	1,082	15.9	712,816	567,901	25.5	568	525	8.2
Total	4,441	3,642	21.9%	$2,141,016	$1,758,677	21.7%	$482	$483	(0.2)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 21.9% and 21.7% at June 30, 2017 compared to June 30, 2016, respectively. The increase in backlog units and total sales value is primarily as a result of the combination of increased sales orders and decreased cancellation rate. Our sales growth in units increased at the same relative pace as the increase in sales value, resulting in a flat average selling price, as we saw continued success among all regions in our homebuilding segments.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	780	701	11.3%	$317,113	$267,162	18.7%	$407	$381	6.8%
Central	557	572	(2.6)	266,738	268,896	(0.8)	479	470	1.9
West	526	543	(3.1)	305,245	293,824	3.9	580	541	7.2
Total	1,863	1,816	2.6%	$889,096	$829,882	7.1%	$477	$457	4.4%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	1,462	1,197	22.1%	$580,214	$448,887	29.3%	$397	$375	5.9%
Central	981	1,018	(3.6)	470,203	484,860	(3.0)	479	476	0.6
West	1,050	992	5.8	590,164	525,222	12.4	562	529	6.2
Total	3,493	3,207	8.9%	$1,640,581	$1,458,969	12.4%	$470	$455	3.3%

East:
The number of homes closed increased by 11.3% and 22.1%, respectively, for the three and six months ended June 30, 2017 compared to the prior year, and home closings revenue, net increased by 18.7% and 29.3%, respectively, for the same comparative periods. Our Florida markets were the primary drivers for both units and dollars as a result of increased net sales in prior quarters. In addition, our other divisions in the East region, continued to gain momentum as exemplified by their approximate 17% increase in homes closed for the six months ended June 30, 2017, compared to the prior year. Certain economic market improvements, as well as a continued favorable homebuyer reception of newer products and newer communities throughout the region, contributed to the increase in net home closings revenue.

Central:
For the three months ended June 30, 2017 when compared to the prior period, the number of homes closed decreased by 2.6%, while home closings revenue, net remained flat. For the six months ended June 30, 2017 when compared to the prior period, we experienced a decrease in both homes closed and home closings revenue, net, primarily as a result of the activity in the Houston market. This market has experienced an increase in net sales as a result of the improving economic environment, but homes closed and homes closing revenue have not yet improved as a result of timing.

West:
The number of homes closed and home closings revenue, net increased by 5.8% and 12.4% for the six months ended June 30, 2017 compared to the prior year. The increases are primarily driven by strong sales in our Phoenix division and markets within Northern California which continue to experience strong consumer demand as a result of increased job growth in those areas.
The number of homes closed for the for the three months ended June 30, 2017 compared to the prior year, decreased by 3.1%, however home closings revenue net increased by 3.9%, for the same comparative periods, as a result of continuously strong average sales prices in the majority of our markets within this region.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016	Change
East	$2,940	$25	$2,915
Central	824	3,267	(2,443)
West	—	7,644	(7,644)
Total	$3,764	$10,936	$(7,172)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change
East	$3,504	$25	$3,479
Central	3,616	9,871	(6,255)
West	—	7,644	(7,644)
Total	$7,120	$17,540	$(10,420)

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

Segment Home Closings Gross Margin

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Home closings revenue, net	$317,113	$267,162	$266,738	$268,896	$305,245	$293,824	$889,096	$829,882
Cost of home closings	249,341	213,498	218,406	222,181	256,758	244,006	724,505	679,685
Home closings gross margin	67,772	53,664	48,332	46,715	48,487	49,818	164,591	150,197
Home closings gross margin %	21.4%	20.1%	18.1%	17.4%	15.9%	17.0%	18.5%	18.1%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Home closings revenue, net	$580,214	$448,887	$470,203	$484,860	$590,164	$525,222	$1,640,581	$1,458,969
Cost of home closings	459,159	357,444	385,543	398,892	496,098	437,881	1,340,800	1,194,217
Home closings gross margin	121,055	91,443	84,660	85,968	94,066	87,341	299,781	264,752
Home closings gross margin %	20.9%	20.4%	18.0%	17.7%	15.9%	16.6%	18.3%	18.1%

East:
Home closings gross margin percentage increased to 21.4% from 20.1% for the three months ended June 30, 2017 and 2016, respectively, and to 20.9% from 20.4% for the six months ended June 30, 2017 and 2016, respectively. The primary drivers for these increases is our Florida markets, which experienced an increase in net sales in the prior quarters and maintained strong selling prices, contributing to an overall increase in net home closing revenue. Favorable homebuyer reception of our products offered in our East communities of our divisions further contributed to the increase as shown in the increase in net home closing revenue.

Central:

Home closings gross margin percentage increased to 18.1% from 17.4% for the three months ended June 30, 2017 and 2016, respectively, and to 18.0% from 17.7% for the six months ended June 30, 2017 and 2016, respectively. Much of the increase was due to lower construction costs in Austin. Additionally, many of our Denver communities experienced greater than expected price appreciation, and their newly opened communities offered higher margins than the market's average margin.

West:
Home closings gross margin percentage decreased to 15.9% from 17.0% for the three months ended June 30, 2017 and 2016 respectively, and to 15.9% from 16.6%, for the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily due to product mix and an increase in costs of goods sold as a result of the homes closed in 2017 having higher land cost than those closed in 2016.

Mortgage Operations
Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary of mortgage operations gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Mortgage operations revenue	$15,634	$13,498	$29,883	$23,136
Mortgage operations expenses	10,102	8,193	18,804	14,717
Mortgage operations gross margin	$5,532	$5,305	$11,079	$8,419
Mortgage operations margin %	35.4%	39.3%	37.1%	36.4%

Our Mortgage Operations segment’s revenue increased primarily due to increased closings volume, average loan amounts, and strong capture rates. The decrease in mortgage operations margin for the three months ended June 30, 2017 compared to the prior year period was due to an increase in employee-related costs to accommodate an increase in new loan activity. The increase in mortgage operations margin for the six months ended June 30, 2017 compared to the prior year period was due to improvements in the gain on sale of loans due to better investor pricing from our mandatory loan commitments model.

The following details the number of loans closed, the aggregate value and capture rate on our loans for the following periods:

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate	Average FICO
Three Months Ended June 30, 2017	1,114	$379.2	76%	745
Three Months Ended June 30, 2016	1,096	$373.4	80%	744

	Closed Loans	Aggregate Loan Volume (in millions)	Capture Rate	Average FICO
Six Months Ended June 30, 2017	2,060	$700.9	75%	744
Six Months Ended June 30, 2016	1,897	$635.1	79%	742

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. The decrease in capture rate for both the three and six months ended June 30, 2017 compared to the same periods in the prior year is primarily due to increased competition for new home mortgages.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.9% from 7.1% and to 7.1% from 7.3% respectively, for the three and six months ended June 30, 2017 compared to the same periods in 2016. This decrease is primarily a result of our increased efforts in efficient marketing and advertising. In addition, the prior year period had higher sales and marketing costs as a result of our acquired divisions and an increase in new communities which typically have incremental startup costs during their early stages.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, remained flat at 3.8% for the three months ended June 30, 2017 compared to the prior year and decreased slightly to 4.1% from 4.2% for the six months ended June 30, 2017 and 2016, respectively. During the prior year periods, we made investments in our Company for future business optimization and we continue to utilize our scalable platform, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $3.1 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $4.2 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase is primarily due to our increase in active unconsolidated joint ventures. We had six active unconsolidated joint ventures at June 30, 2017 compared to five active unconsolidated joint ventures at June 30, 2016.

Interest Income, Net
Interest income, net was $89 thousand and $15 thousand for the three months ended June 30, 2017 and 2016, respectively, and $179 thousand and $102 thousand for or the six months ended June 30, 2017 and 2016, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, Net
Other expense, net was $0.8 million and $3.4 million, for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively. The three and six months ended June 30, 2016 included accruals for contingent consideration relating to our acquisitions during 2016, earn out accruals for our previous Darling Homes acquisition, and pre-acquisition costs on abandoned land projects.

Income Tax Provision
Our effective tax rate for the three and six months ended June 30, 2017 was 28.7% and 31.1%, respectively, compared to 32.6% and 32.8% for the same periods in 2016, respectively. The effective tax rate for the three and six months ended June 30, 2017 was favorably impacted by discrete tax adjustments related to certain deferred tax assets and liabilities and prior and current year federal energy tax credits.

Net Income
Net income and diluted earnings per share for the three months ended June 30, 2017 was $55.7 million and $0.46, respectively. Net income and diluted earnings per share for the three months ended June 30, 2016 was $45.4 million and $0.37, respectively. The increase in net income and earnings per share from the prior year is attributable to an increase in margin dollars as a result of an increase in the number of homes closed, decrease in sales, commissions, and other marketing costs as a percentage of hone closings revenue, net and a decrease in our effective tax rate.

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

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the six months ended June 30, 2017 and 2016 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, stock repurchases, and the payment of various liabilities. In addition, all net proceeds from our four equity offerings during the six months ended June 30, 2017, were used to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by our Principal Equityholders. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2017	December 31, 2016
Total Cash, including Restricted Cash	$248,088	$301,812

Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(31,984)	(31,903)
Revolving Credit Facility Borrowings Outstanding	—	—
Revolving Credit Facility Availability	468,016	468,097

Total Liquidity	$716,104	$769,909

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $100.0 million for the six months ended June 30, 2017 compared to $65.7 million provided by operating activities for the six months ended June 30, 2016. The primary driver of the current period's cash provided by operating activities was an increase in the number of homes closed, resulting in an increase in net income, a decrease in mortgage loans held for sale and cash generated therefrom and an increase in customer deposits as a result of higher sales volume.

Investing Cash Flow Activities
Net cash used in investing activities was $21.2 million for the six months ended June 30, 2017, as compared to net cash used in investing activities of $73.0 million for the six months ended June 30, 2016. The primary driver of the change between periods was the 2016 acquisition of Acadia Homes for $52.8 million.

Financing Cash Flow Activities
Net cash used in financing activities was $132.5 million for the six months ended June 30, 2017, as compared to net cash provided by financing activities of $13.0 million for the six months ended June 30, 2016. The cash used in financing activities in 2017 was primarily attributable to repayments on the mortgage warehouse lines exceeding borrowings stemming from the seasonal decline in mortgage receivables. In 2016, cash provided by financing activities was primarily attributable to borrowings on the Revolving Credit Facility.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of June 30, 2017.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	As of June 30, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$8,827	$20,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	17,419	50,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	36,904	100,000	LIBOR + 2.375%	September 26, 2017 (2)	Mortgage Loans and Pledged Cash
Total	$63,150	$170,000

(1) The mortgage warehouse borrowings outstanding as of June 30, 2017 and December 31, 2016 were collateralized by a) $110.9 million and $233.2 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.6 million and $1.6 million, respectively, which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2) We expect to renew the J.P. Morgan facility during the third quarter of 2017.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at June 30, 2017 and December 31, 2016. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	June 30, 2017	December 31, 2016
Letters of credit (1)	$31,984	$31,903
Surety bonds	278,476	270,943
Total outstanding letters of credit and surety bonds	$310,460	$302,846
(1) As of June 30, 2017 and December 31, 2016, there was $200 million total capacity of letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of June 30, 2017

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

For the six months ended June 30, 2017, total net capital invested in unconsolidated joint ventures was $23.6 million.

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of June 30, 2017, we had outstanding land purchase and lot option contracts of $523.5 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2017, we had non-refundable deposits totaling $53.0 million.

Seasonality
Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a higher portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

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

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of the results we expect for the full year.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended June 30, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2017, approximately 96% of our debt was fixed rate and 4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of June 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility. We had $468.0 million of additional availability for borrowings and $168.0 million of additional availability for letters of credit (giving effect to $32.0 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2017. The interest rate for our variable rate debt represents the interest rate on our borrowings under our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate Debt	$57.9	$49.0	$33.3	$7.3	$552.4	$702.9	$1,402.8	$1,455.9
Weighted average interest rate(1)	3.6%	3.6%	3.6%	3.6%	5.5%	5.5%	5.3%
Variable Rate Debt(2)	$63.2	$—	$—	$—	$—	$—	$63.2	$63.2
Weighted average interest rate	3.1%	—	—	—%	—	—	3.1%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2017, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A. of the Annual Report. These risk factors may materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report. You should be aware that these risk factors and other information may not describe every risk facing our Company.

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

10.1
Purchase Agreement, dated as of May 1, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 5, 2017, and incorporated herein by reference).

10.2
Purchase Agreement, dated June 21, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 27, 2017, and incorporated herein by reference).

10.3†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 31, 2017) (included as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 19, 2017, and incorporated herein by reference).

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
* Filed herewith
† Management contract or compensatory plan or arrangement

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	August 2, 2017
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

10.1
Purchase Agreement, dated as of May 1, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 5, 2017, and incorporated herein by reference).

10.2
Purchase Agreement, dated June 21, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 27, 2017, and incorporated herein by reference).

10.3†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 31, 2017) (included as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 19, 2017, and incorporated herein by reference).

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
 * Filed herewith
† Management contract or compensatory plan or arrangement

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