Form 10-Q
period 2017-09-30
Taylor Morrison Home Corp
filed 2017-11-02
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2017
Class A common stock, $0.00001 par value	72,364,924
Class B common stock, $0.00001 par value	47,193,672

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$264,862	$300,179
Restricted cash	1,315	1,633
Total cash, cash equivalents, and restricted cash	266,177	301,812
Owned inventory	3,240,664	3,010,967
Real estate not owned under option agreements	3,107	6,252
Total real estate inventory	3,243,771	3,017,219
Land deposits	50,879	37,233
Mortgage loans held for sale	107,665	233,184
Derivative assets	2,037	2,291
Prepaid expenses and other assets, net	72,546	73,425
Other receivables, net	98,948	115,246
Investments in unconsolidated entities	184,817	157,909
Deferred tax assets, net	215,666	206,634
Property and equipment, net	6,229	6,586
Intangible assets, net	2,395	3,189
Goodwill	66,198	66,198
Total assets	$4,317,328	$4,220,926
Liabilities
Accounts payable	$146,263	$136,636
Accrued expenses and other liabilities	190,384	209,202
Income taxes payable	15,019	10,528
Customer deposits	185,604	111,573
Senior notes, net	1,239,211	1,237,484
Loans payable and other borrowings	161,798	150,485
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	61,292	198,564
Liabilities attributable to real estate not owned under option agreements	3,107	6,252
Total liabilities	2,002,678	2,060,724
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 75,356,556 and 33,340,291 shares issued, 72,307,299 and 30,486,858 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	1	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 47,249,127 and 88,942,052 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,142,210	384,709
Treasury stock at cost; 3,049,257 and 2,853,433 shares as of September 30, 2017 and December 31, 2016, respectively	(47,622)	(43,524)
Retained earnings	297,402	228,613
Accumulated other comprehensive loss	(17,989)	(17,989)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	1,374,002	551,810
Non-controlling interests – joint ventures	1,858	1,525
Non-controlling interests – Principal Equityholders	938,790	1,606,867
Total stockholders’ equity	2,314,650	2,160,202
Total liabilities and stockholders’ equity	$4,317,328	$4,220,926

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Home closings revenue, net	$886,249	$812,185	$2,526,830	$2,271,154
Land closings revenue	4,299	27,418	11,419	44,957
Mortgage operations revenue	17,479	13,814	47,362	36,951
Total revenues	908,027	853,417	2,585,611	2,353,062
Cost of home closings	721,637	658,507	2,062,437	1,852,724
Cost of land closings	3,002	8,179	7,869	20,497
Mortgage operations expenses	12,070	7,877	30,874	22,594
Total cost of revenues	736,709	674,563	2,101,180	1,895,815
Gross margin	171,318	178,854	484,431	457,247
Sales, commissions and other marketing costs	61,476	58,277	178,609	165,300
General and administrative expenses	33,374	29,944	100,396	91,078
Equity in income of unconsolidated entities	(2,787)	(1,646)	(6,943)	(4,734)
Interest income, net	(135)	(47)	(314)	(149)
Other expense, net	415	1,935	828	8,602
Income before income taxes	78,975	90,391	211,855	197,150
Income tax provision	24,282	31,707	65,631	66,698
Net income before allocation to non-controlling interests	54,693	58,684	146,224	130,452
Net income attributable to non-controlling interests — joint ventures	(427)	(376)	(625)	(856)
Net income before non-controlling interests — Principal Equityholders	54,266	58,308	145,599	129,596
Net income attributable to non-controlling interests — Principal Equityholders	(21,390)	(43,471)	(76,810)	(96,261)
Net income available to Taylor Morrison Home Corporation	$32,876	$14,837	$68,789	$33,335
Earnings per common share
Basic	$0.45	$0.49	$1.21	$1.07
Diluted	$0.45	$0.49	$1.21	$1.07
Weighted average number of shares of common stock:
Basic	72,471	30,427	56,791	31,300
Diluted	121,183	120,103	120,991	120,870

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before non-controlling interests, net of tax	$54,693	$58,684	$146,224	$130,452
Other comprehensive loss, net of tax:
Post-retirement benefits adjustments, net of tax	—	—	—	(447)
Other comprehensive loss, net of tax	—	—	—	(447)
Comprehensive income	54,693	58,684	146,224	130,005
Comprehensive income attributable to non-controlling interests — joint ventures	(427)	(376)	(625)	(856)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(21,390)	(43,471)	(76,810)	(95,932)
Comprehensive income available to Taylor Morrison Home Corporation	$32,876	$14,837	$68,789	$33,217

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A				Class B				Additional Paid-in Capital		Treasury Stock				Stockholders' Equity
	Shares		Amount		Shares		Amount		Amount		Shares		Amount		Retained Earnings		Accumulated Other Comprehensive Loss		Non-controlling Interest - Joint Venture		Non-controlling Interest - Principal Equityholders		Total Stockholders’ Equity
Balance – December 31, 2016	30,486,858		$—		88,942,052		$1		$384,709		2,853,433		$(43,524)		$228,613		$(17,989)		$1,525		$1,606,867		$2,160,202
Net income	—		—		—		—		—		—		—		68,789		—		625		76,810		146,224
Exchange of New TMM Units and corresponding number of Class B Common Stock	191,333		—		(191,333)		—		—		—		—		—		—		—		—		—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—		—		(1,592)		—		—		—		—		—		—		—		—		—
Exercise of stock options	265,167		—		—		—		4,791		—		—		—		—		—		—		4,791
Issuance of restricted stock units, net of shares withheld for tax	59,765	—	—	—	—	—	—	—	(307)	—	—	—	—	—	—	—	—	—	—	—	—	—	(307)
Repurchase of common stock	(195,824)		—		—		—		—		195,824		(4,098)		—		—		—		—		(4,098)
Exchange of (repurchase) of B shares from secondary offerings	41,500,000		1		—		—		748,096		—		—		—		—		—		—		748,097
Repurchase of New TMM Units from principal equityholders	—		—		(41,500,000)		(1)		—		—		—		—		—		—		(750,193)		(750,194)
Share based compensation	—		—		—		—		4,921		—		—		—		—		—		5,306		10,227
Changes in non-controlling interests of consolidated joint ventures	—		—		—		—		—		—		—		—		—		(292)		—		(292)
Balance – September 30, 2017	72,307,299		$1		47,249,127		$—		$1,142,210		3,049,257		$(47,622)		$297,402		$(17,989)		$1,858		$938,790		$2,314,650

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$146,224	$130,452
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(6,943)	(4,734)
Stock compensation expense	10,227	8,959
Distributions of earnings from unconsolidated entities	4,666	2,538
Depreciation and amortization	2,994	3,000
Debt issuance costs amortization	2,864	2,888
Contingent consideration	766	3,520
Deferred income taxes	(9,032)	(969)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(243,343)	(103,758)
Mortgages held for sale, prepaid expenses and other assets	141,813	76,281
Customer deposits	74,031	44,780
Accounts payable, accrued expenses and other liabilities	4,017	(9,415)
Income taxes payable	4,491	(11,119)
Net cash provided by operating activities	132,775	142,423
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,843)	(934)
Payments for business acquisitions	—	(52,819)
Distributions of capital from unconsolidated entities	4,223	3,546
Investments of capital into unconsolidated entities	(28,854)	(24,509)
Net cash (used in) investing activities	(26,474)	(74,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	8,644	55,720
Repayments of loans payable and other borrowings	(11,305)	(65,075)
Borrowings on revolving credit facility	—	255,000
Payments on revolving credit facility	—	(155,000)
Borrowings on mortgage warehouse	567,922	782,001
Repayment on mortgage warehouse	(705,194)	(874,279)
Payment of contingent consideration	—	(3,100)
Proceeds from stock option exercises	4,791	—
Proceeds from issuance of shares from secondary offerings	882,306	—
Repurchase of shares from principal equity holders	(884,403)	—
Repurchase of common stock, net	(4,098)	(28,543)
Payment of taxes related to net share settlement of equity awards	(307)	—
Distributions to non-controlling interests of consolidated joint ventures, net	(292)	(60)
Net cash (used in) financing activities	(141,936)	(33,336)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(35,635)	$34,371
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	301,812	127,468
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$266,177	$161,839
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(70,172)	$(78,786)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$55,151	$55,720
Change in inventory not owned	$(3,145)	$(7,309)
Original accrual of contingent consideration for business combinations	$—	$380

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business - Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its divisions and segments, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of September 30, 2017, we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and 55 plus buyers. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a mortgage operating component, all of which are managed as four reportable segments: East, Central, West, and Mortgage Operations. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

During the quarter ended March 31, 2017, we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans. As a result, all historical periods presented in the segment information have been reclassified to give effect to this segment realignment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2016 Annual Report on Form 10-K (the “Annual Report”). In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Non-controlling interests – In connection with a series of transactions consummated at the time of the Company’s IPO (the “Reorganization Transactions”), the Company became the sole owner of the general partner of TMM Holdings II Limited Partnership (“New TMM”). As the sole owner of the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Condensed Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) or by members of management and members of the Board of Directors. Refer to Note 11- Stockholders' Equity for discussion regarding our equity offering transactions during the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings, totaling 41.5 million shares. We used all of the net proceeds from the public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. As a result of all net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders' Equity to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings. Refer to Note 11- Stockholders' Equity for discussion regarding our equity offering transactions during the nine months ended September 30, 2017.

Real Estate Inventory —We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and nine months ended September 30, 2017 and 2016, no impairment charges were recorded.

Investments in Unconsolidated Entities —We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and nine months ended September 30, 2017 or 2016.

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

Mortgage operations revenue — Loan origination fees (including title fees, points, closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets, therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in mortgage operations revenue/expenses is the realized and unrealized gains and loss from hedging instruments.

Recently Issued Accounting Pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. This change will allow an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, thus reducing the cost and complexity of evaluating goodwill for impairment. This amendment will be effective for us in our fiscal year beginning January 1, 2020. We do not believe the adoption of ASU 2017-04 will have a material impact on our condensed consolidated financial statements and disclosures.

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

We do not believe the adoption of this pronouncement will have a material impact on our condensed consolidated financial statements and disclosures. We will have new disclosures as required by the new standard. We believe the guidance relating to the cost to obtain a contract component of the new standard will have an impact on our condensed consolidated financial statements and disclosures. We also believe the adoption of this pronouncement will not materially affect our post-adoption revenue recognition since we have limited circumstances where we have separate performance obligations within our contracts.

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

The Company has completed a final allocation of purchase price as of the acquisition date for Acadia Homes. The following is a summary of the fair value of assets acquired, liabilities assumed, and liabilities created:

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

4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for shares of Class A Common Stock and if all outstanding dilutive equity awards to issue shares of Class A Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income available to TMHC – basic	$32,876	$14,837	$68,789	$33,335
Net income attributable to non-controlling interest – Principal Equityholders	21,390	43,471	76,810	96,261
Loss fully attributable to public holding company	136	19	288	191
Net income – diluted	$54,402	$58,327	$145,887	$129,787
Denominator:
Weighted average shares – basic (Class A)	72,471	30,427	56,791	31,300
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	47,253	89,053	62,842	89,089
Restricted stock units	1,121	522	1,026	463
Stock Options	338	101	332	18
Weighted average shares – diluted	121,183	120,103	120,991	120,870
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.45	$0.49	$1.21	$1.07
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.45	$0.49	$1.21	$1.07
We excluded a total weighted average of 1,685,938 and 1,602,509 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) and 1,926,836 and 1,578,969 outstanding stock options and unvested RSUs from the calculation of earnings per share for the three and nine months ended September 30, 2017 and 2016, respectively.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.
5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Real estate developed and under development	$2,171,670	$2,074,651
Real estate held for development or held for sale (1)	143,585	183,638
Operating communities (2)	825,946	650,036
Capitalized interest	99,463	102,642
Total owned inventory	3,240,664	3,010,967
Real estate not owned under option agreements	3,107	6,252
Total real estate inventory	$3,243,771	$3,017,219
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

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2017		December 31, 2016
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	7,922	$349,467	7,142	$403,902
Partially developed	5,526	526,904	8,037	501,496
Finished	12,828	1,426,683	11,318	1,336,709
Long-term strategic assets	893	12,201	1,489	16,182
Total	27,169	$2,315,255	27,986	$2,258,289

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of September 30, 2017 and December 31, 2016, we had the right to purchase 7,049 and 7,583 lots under land option purchase contracts, respectively, for an aggregate purchase price of $520.8 million and $542.6 million as of September 30, 2017 and December 31, 2016, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of September 30, 2017 and December 31, 2016, our exposure to loss related to our option contracts with third parties and unconsolidated entities consist of non-refundable option deposits totaling $50.9 million and $37.2 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest capitalized - beginning of period	$100,490	$111,063	$102,642	$105,148
Interest incurred	20,762	21,851	62,187	66,296
Interest amortized to cost of home closings	(21,789)	(21,502)	(65,366)	(60,032)
Interest capitalized - end of period	$99,463	$111,412	$99,463	$111,412

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	September 30, 2017	December 31, 2016
Assets:
Real estate inventory	$736,746	$614,441
Other assets	122,036	171,216
Total assets	$858,782	$785,657
Liabilities and owners’ equity:
Debt	$298,347	$277,934
Other liabilities	25,585	22,603
Total liabilities	323,932	300,537
Owners’ equity:
TMHC	184,817	157,909
Others	350,033	327,211
Total owners’ equity	534,850	485,120
Total liabilities and owners’ equity	$858,782	$785,657

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$60,020	$45,219	$147,273	$94,881
Costs and expenses	(47,505)	(38,618)	(118,546)	(78,838)
Income of unconsolidated entities	$12,515	$6,601	$28,727	$16,043
TMHC’s share in income of unconsolidated entities	$2,787	$1,646	$6,943	$4,734
Distributions from unconsolidated entities	$2,098	$2,755	$8,889	$6,084

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Real estate development costs to complete	$9,597	$15,156
Compensation and employee benefits	53,065	63,802
Self-insurance and warranty reserves	51,536	50,550
Interest payable	24,454	17,233
Property and sales taxes payable	11,486	17,231
Other accruals	40,246	45,230
Total accrued expenses and other liabilities	$190,384	$209,202

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with the limited one year warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reserve - beginning of period	$54,084	$44,342	$50,550	$43,098
Additions to reserves	6,403	8,902	17,446	19,685
Costs and claims incurred	(8,203)	(5,173)	(18,131)	(17,720)
Change in estimates to existing reserves	(748)	(1,590)	1,671	1,418
Reserve - end of period	$51,536	$46,481	$51,536	$46,481

8. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2017			December 31, 2016
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$4,192	$545,808	$550,000	$5,089	$544,911
5.875% Senior Notes due 2023, unsecured	350,000	3,143	346,857	350,000	3,569	346,431
5.625% Senior Notes due 2024, unsecured	350,000	3,454	346,546	350,000	3,858	346,142
Senior Notes subtotal	1,250,000	10,789	1,239,211	1,250,000	12,516	1,237,484
Loans payable and other borrowings	161,798	—	161,798	150,485	—	150,485
Revolving Credit Facility	—	—	—	—	—	—
Mortgage warehouse borrowings	61,292	—	61,292	198,564	—	198,564
Total Senior Notes and bank financing	$1,473,090	$10,789	$1,462,301	$1,599,049	$12,516	$1,586,533

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$2,703	$20,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	23,290	50,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	35,299	100,000	LIBOR + 2.375%	September 26, 2018	Mortgage Loans and Pledged Cash
Total	$61,292	$170,000

	As of December 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$37,093	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	57,875	85,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	103,596	125,000	LIBOR + 2.375% to 2.5%	September 26, 2017	Mortgage Loans and Pledged Cash
Total	$198,564	$265,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2017 and December 31, 2016 were collateralized by a) $107.7 million and $233.2 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2017 and December 31, 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2017 and December 31, 2016. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2017, when compared to December 31, 2016.

The carrying value and fair value of our financial instruments are as follows:

		September 30, 2017		December 31, 2016
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$107,665	$107,665	$233,184	$233,184
Derivative assets	2	2,037	2,037	2,291	2,291
Mortgage warehouse borrowings	2	61,292	61,292	198,564	198,564
Loans payable and other borrowings	2	161,798	161,798	150,485	150,485
5.25% Senior Notes due 2021 (1)	2	545,808	564,465	544,911	563,750
5.875% Senior Notes due 2023 (1)	2	346,857	371,000	346,431	355,250
5.625% Senior Notes due 2024 (1)	2	346,546	364,000	346,142	353,500
Revolving Credit Facility	2	—	—	—	—
Contingent consideration liability	3	5,358	5,358	17,200	17,200
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis as of December 31, 2016.

(Dollars in thousands)
Description:	Level in Fair Value Hierarchy	Fair Value at December 31, 2016
Inventories (1)	3	$3,778
(1) During the year ended December 31, 2016, we recorded $3.5 million of impairment charges.

As of September 30, 2017, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

10. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2017 was 30.7% and 31.0%, respectively, compared to 35.1% and 33.8% for the same periods in 2016, respectively. For the three and nine months ended September 30, 2017 and 2016, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, special deductions and credits relating to homebuilding activities, uncertain tax positions, and discrete tax adjustments related to certain deferred tax assets and liabilities.

At September 30, 2017 and December 31, 2016, we had $12.9 million and $7.8 million of cumulative gross unrecognized tax benefits, respectively. All unrecognized tax benefits, if recognized, would affect our effective tax rate. We had $0.9 million and $0.4 million of gross interest and penalties related to unrecognized tax positions accrued as of September 30, 2017 and December 31, 2016, respectively.

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

During the nine months ended September 30, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. As a result of net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings.
The following is a summary of the completed sales of our Class A Common Stock in registered public offerings.

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
February 6, 2017	11,500	$18.2875
March 27, 2017	10,000	20.7800
May 5, 2017	10,000	23.1200
June 27, 2017	10,000	23.3000

The components and respective voting power of outstanding TMHC Common Stock including the effects of the secondary offerings at September 30, 2017 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	72,307,299	60.5%
Class B Common Stock	47,249,127	39.5%
Total	119,556,426	100%

Stock Repurchase Program
On September 18, 2017, our Board of Directors authorized an extension of the Company's stock repurchase program through December 31, 2018 and increased the amount available for repurchases under the program to a maximum total amount of $100.0 million of the Company’s Class A Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three and nine months ended

September 30, 2017, we repurchased 195,824 for $4.1 million . During the three and nine months ended September 30, 2016, we repurchased 247,366 and 1,918,999 for $3.8 million and $28.5 million, respectively. As of September 30, 2017, there was $95.9 million available to be used for repurchases.

12. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Class A Common Stock. As of September 30, 2017, we had an aggregate of 8,989,860 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock units (1)	$2,157	$1,810	$6,348	$4,948
Stock options	1,162	1,056	3,308	3,074
New TMM units	58	176	571	937
Total stock compensation	$3,377	$3,042	$10,227	$8,959
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

At September 30, 2017 and December 31, 2016, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $23.4 million and $18.8 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,358,701	$13.39
Granted	647,354	18.06
Vested	(78,221)	17.43
Forfeited	(53,892)	13.95
Balance at September 30, 2017	1,873,942	$14.82

During the three and nine months ended September 30, 2017, we issued time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

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

Stock Options – The following table summarizes the stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2016	2,431,347	$17.09
Granted	790,651	19.05
Exercised	(265,167)	18.07
Canceled/Forfeited	(74,811)	18.01
Outstanding at September 30, 2017	2,882,020	$17.52
Options exercisable at September 30, 2017	933,259	$19.63

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

Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units held by members of management and members of our Board of Directors as of September 30, 2017 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,146,357	$5.58
Exchanges (1)	(191,333)	5.36
Forfeited (2)	(1,592)	8.52
Balance at September 30, 2017 (3)	953,432	$5.62
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
(3) The number of vested and unexchanged New TMM Units as of September 30, 2017 was 931,462.

13. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. Such transactions with related parties are typically conducted in the normal course of operations and are generally executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties. For the nine months ended September 30, 2017, we engaged in multiple equity offering transactions with our principal equityholders. Refer to Note 11 - Stockholders' Equity for discussion regarding such transactions. During the nine months ended September 30, 2017, we entered into a contract to purchase 140 home lots in Tustin, California for a total purchase price of $30.0 million from Intracorp Companies, which is owned and controlled by a member of the Board of Directors. For the three and nine months ended September 30, 2016 there were no related-party transactions.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands). There was no activity in the three months ended September 30, 2017 and 2016, therefore they are not presented.

	Nine Months Ended September 30, 2017
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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division) and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Mortgage Operations	Taylor Morrison Home Funding and Inspired Title

Segment information is as follows (in thousands):

	Three Months Ended September 30, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$312,539	$256,842	$321,167	$17,479	$—	$908,027

Gross margin	63,188	47,797	54,924	5,409	—	171,318
Selling, general and administrative expenses	(28,469)	(25,108)	(19,087)	—	(22,186)	(94,850)
Equity in income of unconsolidated entities	—	693	924	1,170	—	2,787
Interest and other (expense)/income, net	(7)	(87)	46	—	(232)	(280)
Income/(loss) before income taxes	$34,712	$23,295	$36,807	$6,579	$(22,418)	$78,975

	Three Months Ended September 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$288,639	$273,095	$277,869	$13,814	$—	$853,417

Gross margin	70,026	51,267	51,624	5,937	—	178,854
Selling, general and administrative expenses	(26,866)	(24,842)	(18,507)	—	(18,006)	(88,221)
Equity in income of unconsolidated entities	132	331	319	864	—	1,646
Interest and other (expense)/income, net	(1,260)	(1,148)	162	4	354	(1,888)
Income/(loss) before income taxes	$42,032	$25,608	$33,598	$6,805	$(17,652)	$90,391

	Nine Months Ended September 30, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$896,258	$730,659	$911,332	$47,362	$—	$2,585,611

Gross margin	185,534	133,418	148,991	16,488	—	484,431
Selling, general and administrative expenses	(84,975)	(72,533)	(56,994)	—	(64,503)	(279,005)
Equity in income of unconsolidated entities	—	751	1,526	4,666	—	6,943
Interest and other (expense)/income, net	(220)	171	(146)	—	(319)	(514)
Income/(loss) before income taxes	$100,339	$61,807	$93,377	$21,154	$(64,822)	$211,855

	Nine Months Ended September 30, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$737,550	$767,825	$810,736	$36,951	$—	$2,353,062

Gross margin	161,437	138,647	142,806	14,357	—	457,247
Selling, general and administrative expenses	(76,027)	(71,727)	(54,276)	—	(54,348)	(256,378)
Equity in income of unconsolidated entities	440	110	1,303	2,881	—	4,734
Interest and other (expense)/income, net	(3,821)	(3,140)	(250)	14	(1,256)	(8,453)
Income/(loss) before income taxes	$82,029	$63,890	$89,583	$17,252	$(55,604)	$197,150

	As of September 30, 2017
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,236,731	$906,024	$1,151,895	$—	$—	$3,294,650
Investments in unconsolidated entities	27,593	32,695	120,914	3,615	—	184,817
Other assets	58,004	126,162	51,277	153,728	448,690	837,861
Total assets	$1,322,328	$1,064,881	$1,324,086	$157,343	$448,690	$4,317,328

	As of December 31, 2016
	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,110,340	$829,354	$1,114,758	$—	$—	$3,054,452
Investments in unconsolidated entities	25,923	30,146	98,625	3,215	—	157,909
Other assets	80,320	139,383	43,304	269,131	476,427	1,008,565
Total assets	$1,216,583	$998,883	$1,256,687	$272,346	$476,427	$4,220,926

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $317.8 million and $302.8 million as of September 30, 2017 and December 31, 2016, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2017 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2017 and December 31, 2016, our legal accruals were $2.7 million and $4.4 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	September 30, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$1,752	$75,739	$1,987	$61,655
MBSs	285	101,000	304	97,000
Total	$2,037		$2,291

Total commitments to originate loans approximated $119.7 million as of September 30, 2017. This amount represents the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting. The notional amount in the table above includes only mandatory loans, that have been locked and approved by underwriting.

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

18. SUBSEQUENT EVENTS

On October 12, 2017 we completed the purchase of 112 acres of land in South Carolina for $10.5 million. The land was purchased from IOTA Doby Bridge, LLC which is managed and partly owned by Gibralter Capital and Asset Managment, LLC, a fund managed by one of our principal equityholders, Oaktree Capital.
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

Recent Developments
During the third quarter of 2017, our results of operations were affected by two hurricanes, Harvey and Irma, which primarily impacted our divisional operations in Houston and certain areas of Florida. As a result, approximately 40% of our communities were closed for at least a week and land development and construction were delayed by approximately two to three weeks, putting downward pressure on sales and absorption pace for the third quarter. As a result of the storms, we estimate that 130 home closings were pushed out of the third quarter of 2017, reducing our homebuilding revenue on a period over period comparative basis.
Actual storm remediation costs incurred in the third quarter of 2017 were immaterial, however, additional costs are expected to be incurred in the fourth quarter and early part of 2018. We believe most of these costs will be covered by insurance. We also expect the storms to have a future impact on materials and labor, as these resources become constrained, which will add to our construction inventory costs.
Third Quarter 2017 Highlights:

Key financial results as of and for the three months ended September 30, 2017, as compared to the same period in 2016, are as follows:

•	Home closings were 1,842, a 6% increase from the prior year quarter

•	Total revenue was $908 million, a 6% increase from the prior year quarter

•	GAAP home closings gross margin, inclusive of capitalized interest, was 18.6%

•	Net income for the quarter was $54 million with diluted earnings per share of $0.45

•	Backlog units at the end of the quarter were 4,359 with a sales value of $2.1 billion, a 13% increase from the prior year quarter

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Dollars in thousands)	2017	2016	2017	2016
Statements of Operations Data:
Home closings revenue, net	$886,249	$812,185	$2,526,830	$2,271,154
Land closings revenue	4,299	27,418	11,419	44,957
Mortgage operations revenue	17,479	13,814	47,362	36,951
Total revenues	908,027	853,417	2,585,611	2,353,062
Cost of home closings	721,637	658,507	2,062,437	1,852,724
Cost of land closings	3,002	8,179	7,869	20,497
Mortgage operations expenses	12,070	7,877	30,874	22,594
Gross margin	171,318	178,854	484,431	457,247
Sales, commissions and other marketing costs	61,476	58,277	178,609	165,300
General and administrative expenses	33,374	29,944	100,396	91,078
Equity in income of unconsolidated entities	(2,787)	(1,646)	(6,943)	(4,734)
Interest income, net	(135)	(47)	(314)	(149)
Other expense, net	415	1,935	828	8,602
Income before income taxes	78,975	90,391	211,855	197,150
Income tax provision	24,282	31,707	65,631	66,698
Net income before allocation to non-controlling interests	54,693	58,684	146,224	130,452
Net income attributable to non-controlling interests – joint ventures	(427)	(376)	(625)	(856)
Net income before non-controlling interests – Principal Equityholders	54,266	58,308	145,599	129,596
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(21,390)	(43,471)	(76,810)	(96,261)
Net income available to Taylor Morrison Home Corporation	$32,876	$14,837	$68,789	$33,335
Home closings gross margin	18.6%	18.9%	18.4%	18.4%
Sales, commissions and other marketing costs as a percentage of home closings revenue	6.9%	7.2%	7.1%	7.3%
General and administrative expenses as a percentage of home closings revenue	3.8%	3.7%	4.0%	4.0%
Average sales price per home closed	$481	$468	$474	$459

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Average Active Selling Communities

	Three Months Ended September 30,
	2017	2016	Change
East	130	132	(1.5)%
Central	118	116	1.7
West	45	61	(26.2)
Total	293	309	(5.2)%

	Nine Months Ended September 30,
	2017	2016	Change
East	127	131	(3.1)%
Central	118	118	—
West	51	63	(19.0)
Total	296	312	(5.1)%

Average active selling communities for the three and nine months ended September 30, 2017 decreased by 5.2% and 5.1%, respectively, when compared to the same periods in the prior year. The decreases were primarily driven by our West region, which experienced higher sales orders resulting in an increase in the number of close outs in the three months ended September 30, 2017, compared to the prior year. For the nine months ended September 30, 2017, the decrease in average active selling communities was also due to higher than expected net sales orders in the first and second quarters of 2017, resulting in an increase in community close outs. The timing of new community openings in our East region and higher than expected net sales order pace also led to increased community close-outs in the three and nine months ended September 30, 2017. During the period from October 2016 to September 2017, we closed approximately 70 communities and opened approximately 50 communities throughout the Company.

Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	777	795	(2.3)%	$302,795	$302,363	0.1%	$390	$380	2.6%
Central	521	550	(5.3)	247,084	261,971	(5.7)	474	476	(0.4)
West	463	605	(23.5)	300,815	354,281	(15.1)	650	586	10.9
Total	1,761	1,950	(9.7)%	$850,694	$918,615	(7.4)%	$483	$471	2.5%

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	2,923	2,388	22.4%	$1,132,839	$919,861	23.2%	$388	$385	0.8%
Central	1,826	1,599	14.2	864,797	753,454	14.8	474	471	0.6
West	1,813	1,816	(0.2)	1,088,661	1,012,717	7.5	600	558	7.5
Total	6,562	5,803	13.1%	$3,086,297	$2,686,032	14.9%	$470	$463	1.5%
(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders decreased by 2.3%, while the sales value of homes remained relatively flat, for the three months ended September 30, 2017 compared to the prior year. The decrease in units for the three months ended September 30, 2017 is primarily driven by an interruption to the business in our Florida markets as a result of a hurricane that occurred during the period. The number of net sales orders and sales value of homes increased by 22.4% and 23.2%, respectively, for the nine months ended September 30, 2017 compared to the prior year period. Our markets in Florida continued to experience favorable demand especially in active adult communities; however, the increase in units and sales value for the nine months ended September 30, 2017 compared to the prior year is primarily driven by other divisions in the East region, particularly in our Atlanta market where demand for first-time homebuyer communities with lower average selling prices remains high.

Central:
The number of sales orders and sales value of homes decreased by 5.3% and 5.7%, respectively, for the three months ended September 30, 2017 compared to the prior year. The decrease in units and sales value for the three months ended September 30, 2017 is primarily driven by an interruption to the business in our Houston market as a result of a hurricane that occurred during the period. The number of sales orders and sales value of homes increased by 14.2% and 14.8%, respectively, for the nine months ended September 30, 2017. A significant portion of the increase in units and sales value for the nine months ended September 30, 2017 reflects the improvement in the Houston market from the prior year's soft economic environment. Other markets within this region continue to strengthen their performance and contributed to the overall increase in units and dollars for the segment as well.

West:
The average selling price increased by 10.9% and 7.5%, respectively, for the three and nine months ended September 30, 2017 compared to the prior year. The markets in this region are showing continued strength as evidenced by an increase in sales pace for both the three and nine months ended September 30, 2017. The number of sales orders and sales value of homes decreased by 23.5% and 15.1%, respectively, for the three months ended September 30, 2017 compared to the prior year which is in line with expectations, considering the increased focus on turn times and as result of the increase in the number close outs which limited our product availability. The value of net sales orders increased by 7.5% for the nine months ended September 30, 2017, while the number of homes sold remained relatively flat.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
East	11.8%	13.5%	10.1%	12.2%
Central	14.4	12.8	12.2	15.4
West	11.1	15.1	11.6	13.2
Total Company	12.4%	13.7%	11.1%	13.4%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

Favorable market conditions coupled with increased demand for new housing has led to lower cancellation rates across all of our regions for the nine months ended September 30, 2017.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	1,905	1,478	28.9%	$774,001	$608,840	27.1%	$406	$412	(1.5)%
Central	1,272	1,202	5.8	653,415	612,840	6.6	514	510	0.8
West	1,182	1,175	0.6	697,790	650,197	7.3	590	553	6.7
Total	4,359	3,855	13.1%	$2,125,206	$1,871,877	13.5%	$488	$486	0.4%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 13.1% and 13.5% at September 30, 2017 compared to September 30, 2016, respectively. The increase in backlog units and total sales value is primarily a result of the combination of increased sales orders and average selling price and lower cancellation rates.

Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	776	677	14.6%	$311,526	$273,928	13.7%	$401	$405	(1.0)%
Central	531	548	(3.1)	253,556	263,852	(3.9)	478	481	(0.6)
West	535	512	4.5	321,167	274,405	17.0	600	536	11.9
Total	1,842	1,737	6.0%	$886,249	$812,185	9.1%	$481	$468	2.8%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	2,238	1,874	19.4%	$891,740	$722,814	23.4%	$398	$386	3.1%
Central	1,512	1,566	(3.4)	723,758	748,712	(3.3)	479	478	0.2
West	1,585	1,504	5.4	911,332	799,628	14.0	575	532	8.1
Total	5,335	4,944	7.9%	$2,526,830	$2,271,154	11.3%	$474	$459	3.3%

East:
The number of homes closed increased by 14.6% and 19.4%, respectively, for the three and nine months ended September 30, 2017 compared to the prior year. Home closings revenue, net increased by 13.7% and 23.4%, respectively, for the same comparative periods. Our Florida markets were the primary drivers for both units and dollars as a result of increased net sales during the first half of the year. In addition, other divisions in the East region continued to gain momentum in the number of homes closed for the nine months ended September 30, 2017, compared to the prior year. Certain economic market improvements, as well as a continued favorable homebuyer reception of newer products and newer communities throughout the region, contributed to the increase in net home closings revenue.

Central:
For the three and nine months ended September 30, 2017 we experienced a decrease in both homes closed and home closings revenue, net, partially as a result of the hurricane that occurred during the period in Houston, which pushed some closings to future periods.

West:
The number of homes closed increased by 4.5% and 5.4% for the three and nine months ended September 30, 2017, and home closing revenue, net increased by 17.0% and 14.0%, respectively, for the same comparative periods. The increases are primarily driven by strong sales in our Phoenix division and markets within Northern California which continue to experience strong consumer demand as a result of increased job growth in those areas.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
East	$1,013	$14,711	$(13,698)
Central	3,286	9,243	(5,957)
West	—	3,464	(3,464)
Total	$4,299	$27,418	$(23,119)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
East	$4,518	$14,736	$(10,218)
Central	6,901	19,113	(12,212)
West	—	11,108	(11,108)
Total	$11,419	$44,957	$(33,538)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The prior year period included sales of legacy land that we had held for either appreciation or tax purposes. As of the third quarter of 2016, the tax holding period for certain land assets expired, creating certain tax benefits, thus resulting in our significant land sales in the prior year.

Segment Home Closings Gross Margin

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Home closings revenue, net	$311,526	$273,928	$253,556	$263,852	$321,167	$274,405	$886,249	$812,185
Cost of home closings	248,455	216,049	206,939	217,526	266,243	224,932	721,637	658,507
Home closings gross margin	63,071	57,879	46,617	46,326	54,924	49,473	164,612	153,678
Home closings gross margin %	20.2%	21.1%	18.4%	17.6%	17.1%	18.0%	18.6%	18.9%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Home closings revenue, net	$891,740	$722,814	$723,758	$748,712	$911,332	$799,628	$2,526,830	$2,271,154
Cost of home closings	707,614	573,493	592,482	616,418	762,341	662,813	2,062,437	1,852,724
Home closings gross margin	184,126	149,321	131,276	132,294	148,991	136,815	464,393	418,430
Home closings gross margin %	20.6%	20.7%	18.1%	17.7%	16.3%	17.1%	18.4%	18.4%

East:

Home closings gross margin percentage remained flat for the nine months ended September 30, 2017 compared to the same period in 2016 and decreased to 20.2% from 21.1% for the three months ended September 30, 2017 and 2016. The primary driver for these decreases is due to increased land and development costs in several of our divisions in the East region.

Central:

Home closings gross margin percentage increased to 18.4% from 17.6% for the three months ended September 30, 2017 and 2016, respectively, and to 18.1% from 17.7% for the nine months ended September 30, 2017 and 2016, respectively. The increase is primarily due to geographical mix within the region.

West:
Home closings gross margin percentage decreased to 17.1% from 18.0% for the three months ended September 30, 2017 and 2016 respectively, and to 16.3% from 17.1%, for the nine months ended September 30, 2017 and 2016, respectively. The decrease is primarily due to product mix and an increase in land and development costs of the homes closed in 2017 compared to those closed in 2016.

Mortgage Operations
Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following details the number of loans closed, net income per closed loan, the aggregate value and capture rate on our loans for the following periods:

	Closed Loans	Profit Per Closed Loan	Aggregate Loan Volume (in millions)	Capture Rate	Average FICO
Three Months Ended September 30, 2017	1,102	$5,088	$374.1	76%	745
Three Months Ended September 30, 2016	1,068	$4,598	$357.0	81%	744

	Closed Loans	Profit Per Closed Loan	Aggregate Loan Volume (in millions)	Capture Rate	Average FICO
Nine Months Ended September 30, 2017	3,162	$5,324	$1,075.0	76%	744
Nine Months Ended September 30, 2016	2,965	$4,626	$992.0	80%	743

Our net income per closed loan increased for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year primarily due to the increase in the average loan amount which is a result of the increase in average selling price of homes closed. The increase in net income per closed loan is also partially attributable to improvements in the gain on sale of loans due to better investor pricing from our mandatory loan commitments model.

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. The decrease in capture rate for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year is primarily due to increased competition for new home mortgages.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.9% from 7.2% and to 7.1% from 7.3% respectively, for the three and nine months ended September 30, 2017 compared to the same periods in 2016. This decrease is primarily a result of efficient marketing and advertising. In addition, the prior year period had higher sales and marketing costs as a result of our acquired divisions and an increase in new communities which typically have incremental startup costs during their early stages.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, remained relatively flat for the three and nine months ended September 30, 2017, compared to the same periods in the prior year. We continue to utilize our scalable platform, providing leverage with existing infrastructure in an effort to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $2.8 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and $6.9 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively. The increase is primarily due to our increase in active unconsolidated joint ventures. We had six active unconsolidated joint ventures at September 30, 2017 compared to five active unconsolidated joint ventures at September 30, 2016.

Interest Income, Net
Interest income, net was $135 thousand and $47 thousand for the three months ended September 30, 2017 and 2016, respectively, and $314 thousand and $149 thousand for the nine months ended September 30, 2017 and 2016, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, Net
Other expense, net was $0.4 million and $1.9 million, for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively. The three and nine months ended September 30, 2016 included higher accruals for contingent consideration relating to our acquisitions during 2016, earn out accruals for our previous Darling Homes acquisition, and pre-acquisition costs on abandoned land projects.

Income Tax Provision
Our effective tax rate for the three and nine months ended September 30, 2017 was 30.7% and 31%, respectively, compared to 35.1% and 33.8% for the same periods in 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was favorably impacted by discrete tax adjustments related to certain deferred tax assets and liabilities and federal energy tax credits earned from building energy efficient homes, which were recorded in the current period but are associated with homes closed prior to 2017.

Net Income
Net income before allocation to Principal Equityholders and diluted earnings per share for the three months ended September 30, 2017 was $54.3 million and $0.45, respectively. Net income before allocation to Principal Equityholders and diluted earnings per share for the three months ended September 30, 2016 was $58.3 million and $0.49, respectively. The decrease in net income and earnings per share from the prior year is attributable to lower gross margin due to higher costs of goods sold as well as lower land sale gross margin during the three months ended September 30, 2017. However, these decreases in gross margin were partially offset by a lower effective tax rate for the three months ended September 30, 2017 compared to the same period in the prior year.

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

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the nine months ended September 30, 2017 and 2016 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, stock repurchases, and the payment of various liabilities. In addition, all net proceeds from our four equity offerings during the nine months ended September 30, 2017, were used to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by our Principal Equityholders. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2017	December 31, 2016
Total Cash, excluding Restricted Cash	$264,862	$300,179

Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(33,158)	(31,903)
Revolving Credit Facility Borrowings Outstanding	—	—
Revolving Credit Facility Availability	466,842	468,097

Total Liquidity	$731,704	$768,276

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $132.8 million for the nine months ended September 30, 2017 compared to $142.4 million provided by operating activities for the nine months ended September 30, 2016. The primary driver of the decrease in cash provided by operating activities in the current period is increased spending on real estate inventory and land deposits, partially offset by an increase in the number of homes closed, resulting in higher net income and an increase in customer deposits as a result of higher sales volume.

Investing Cash Flow Activities
Net cash used in investing activities was $26.5 million for the nine months ended September 30, 2017, as compared to net cash used in investing activities of $74.7 million for the nine months ended September 30, 2016. The primary driver of the change between periods was the 2016 acquisition of Acadia Homes for $52.8 million.

Financing Cash Flow Activities
Net cash used in financing activities was $141.9 million for the nine months ended September 30, 2017, as compared to net cash used in financing activities of $33.3 million for the nine months ended September 30, 2016. The cash used in financing activities in 2017 and 2016 was primarily attributable to repayments on the mortgage warehouse lines exceeding borrowings stemming from the seasonal decline in mortgage receivables, offset by net borrowings on the Revolving Credit Facility in the prior year. As of September 30, 2017, we did not have any borrowings outstanding under our Revolving Credit Facility.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of September 30, 2017.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	As of September 30, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$2,703	$20,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	23,290	50,000	LIBOR + 2.25%	November 16, 2017 (2)	Mortgage Loans
J.P. Morgan	35,299	100,000	LIBOR + 2.375%	September 26, 2018	Mortgage Loans and Pledged Cash
Total	$61,292	$170,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2017 and December 31, 2016 were collateralized by a) $107.7 million and $233.2 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2) We expect to renew the Comerica facility during the fourth quarter of 2017.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at September 30, 2017 and December 31, 2016. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	September 30, 2017	December 31, 2016
Letters of credit (1)	$33,158	$31,903
Surety bonds	284,617	270,943
Total outstanding letters of credit and surety bonds	$317,775	$302,846
(1) As of September 30, 2017 and December 31, 2016, there was $200 million total capacity of letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of September 30, 2017

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

For the nine months ended September 30, 2017, total net capital invested in unconsolidated joint ventures was $28.9 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of September 30, 2017, we had outstanding land purchase and lot option contracts of $520.8 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2017, we had non-refundable deposits totaling $50.9 million.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2017, approximately 96% of our debt was fixed rate and 4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of September 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility. We had $466.8 million of additional availability for borrowings and $166.8 million of additional availability for letters of credit (giving effect to $33.2 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2017. The interest rate for our variable rate debt represents the weighted average interest rate on our borrowings under our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate Debt	$47.5	$61.8	$40.5	$5.5	$552.6	$703.9	$1,411.8	$1,461.3
Weighted average interest rate(1)	3.5%	3.5%	3.5%	3.5%	5.5%	5.5%	5.3%
Variable Rate Debt(2)	$61.3	$—	$—	$—	$—	$—	$61.3	$61.3
Weighted average interest rate	3.3%	—%	—%	—%	—%	—%	3.3%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at September 30, 2017, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A. of our Annual Report. These risk factors may materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report and the other information set forth elsewhere in this quarterly report. You should be aware that these risk factors and other information may not describe every risk facing our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

During the three months ended September 30, 2017, we repurchased the following number of shares of our Class A Common Stock:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (a)
July 1 to July 31, 2017	—	$—	—	$56,427
August 1 to August 31, 2017	—	$—	—	$56,427
September 1 to September 30, 2017	195,824	$20.93	195,824	$95,898
Total	195,824		195,824

(a) Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2018 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements.

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	November 1, 2017
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman, President and Chief Executive Officer (Principal Executive Officer)

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