Form 10-K
period 2017-12-31
Taylor Morrison Home Corp
filed 2018-02-21
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
(Do not check if smaller reporting company.)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2017 was $1,702,454,297, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 21, 2018 :

Class	Outstanding
Class A Common Stock, $0.00001 par value	111,232,162
Class B Common Stock, $0.00001 par value	883,921
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the Registrant’s definitive proxy statement for its 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

We have operations in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Our business is organized into multiple homebuilding operating components and a mortgage and title services component, which are managed as multiple reportable segments, as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division) and Denver
West	Bay Area, Phoenix, Sacramento, and Southern California
Mortgage Operations	Taylor Morrison Home Funding (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

Over the last several years we have grown organically and through various builder acquisitions, including our acquisition in April 2015 of JEH Homes, an Atlanta based homebuilder; our acquisition in July 2015 of three divisions of Orleans Homes in new markets within Charlotte, Chicago and Raleigh; and our acquisition in January 2016 of Acadia Homes in Atlanta. Each of these acquisitions represents our strategic approach in expanding our geographic footprint in new, high-growth markets.

Organizational Structure

As a result of the completion of our initial public offering (“IPO”) April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC formed and became the owner and general partner of New TMM. New TMM was formed by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (together, the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”).

Since January 2017, we have completed seven public offerings for an aggregate of 80.2 million shares of our Class A Common Stock, using all of the net proceeds therefrom to repurchase our Principal Equityholders' indirect interest in TMHC. In January 2018, we also purchased an additional 7.6 million shares of our Class B Common Stock from our Principal Equityholders. As a result of the series of offerings and repurchases, the Principal Equityholders ownership decreased to 31.1% at December 31, 2017 and to zero by January 31, 2018.

2017 Highlights and Recent Developments

Our financial and operational highlights for the year ended December 31, 2017 and recent developments subsequent to the year end are summarized below:

Financial

•	We generated $3.9 billion in total revenue and $3.8 billion in home closings revenue for the year ended December 31, 2017, an increase of 11% compared to the prior year's home closings revenue.

•
Net income from continuing operations and diluted earnings per share for the year ended December 31, 2017 was $176.7 million and $1.47 compared to $206.6 million and $1.69 for the year ended December 31, 2016.

•
Adjusting for the effects of the Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017, net income from continuing operations for the year ended December 31, 2017 was $237.6 million or 15.0% higher than the prior year. Similarly, diluted earnings per share adjusted for tax reform effects in 2017 was $1.98 compared to $1.69 for the year ended December 31, 2016. See Note 13 - Income taxes for discussion regarding Tax Act effects.

•
As a result of the Tax Act, we have recorded a non-cash provisional income tax expense of $57.4 million to account for the revaluation of our existing deferred tax assets due to the lower tax rate and we have recorded an estimated $3.6 million charge which may be payable over eight years related to the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian operations in 2015.

•	On January 26, 2018 we amended the maturity date of our $500 million Revolving Credit Facility from April 2019 to January 2022 allowing incremental financial flexibility.

•	As of December 31, 2017, our total liquidity was $1.0 billion, including $573.9 million in cash.

•	As of December 31, 2017 our net homebuilding debt to capitalization ratio of 25.8%.
Operational

•	During 2017, our operations were located in eight states with 297 average active communities.

•	We sold and closed nearly 12.0% and 9.0%, respectively, more homes during 2017 compared to 2016.

•	Sales pace for the year ended December 31, 2017 was 2.4 compared to 2.0 for the year ended December 31, 2016.

•	Average sales price of homes closed was $473,000 for the year ended December 31, 2017.

•	We ended 2017 with $1.7 billion in sales order backlog.

•	At December 31, 2017 we owned and controlled approximately 38,000 lots.

•	For the last three consecutive years, we were awarded America’s Most Trusted Home Builder® by Lifestory Research.

•	We were recognized and awarded as one of the Best Places to Work by Glassdoor.

Business Strategy

Our long-term strategy is built on four pillars:

•	pursuing core locations;

•	building distinctive communities;

•	maintaining a cost-efficient culture; and

•	appropriately balancing price with pace in the sale of our homes.

We are committed to building authentic homes and communities that inspire and enhance the lives of our customers. Delivering on this involves thoughtful design and research to accommodate the needs of our various customers and the surrounding community. The Taylor Morrison difference begins by providing our customers with homes that are both conducive to their lifestyles and built to last, prioritizing our commitment for the long-term satisfaction of our homeowners. Our communities are generally “lifestyle” communities in core locations, which have various distinguishing attributes, including proximity to job centers, attractive school systems and a variety of local amenities in well-regarded submarkets.

Our dedication to service defines our customer experience and acknowledges homeowners’ suggestions to incorporate style, quality and sustainability into every community we develop. We offer a range of award-winning and innovative designs with a number of features such as single-story, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to diverse buyer needs. We engage unaffiliated architectural firms and internal architectural resources to develop and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. We serve all segments and generational groups through our quality products which attract entry-level, move-up, luxury and active adult buyers.

We acquire our land assets in core locations, focusing on the preferences of our buyers, building desirable communities, continually evaluating and analyzing overhead efficiency and optimizing profit by managing volume. In addition, we seek to maximize long-term shareholder value and operate our business to capitalize on market appreciation and mitigate risks from economic downturns as we recognize the cyclical nature of the housing market and home price volatility. We regularly assess our capital allocation strategy to drive shareholder return. We also take advantage of joint venture opportunities as they arise in order to secure prime assets, share risk and maximize returns.

We believe our extensive land position and pipeline have positioned us for strategic growth and increased profitability in an improving housing market. We execute this strategy by:

•	Maximizing our existing land supply through enhanced product offerings;

•	Combining land acquisition and development expertise with homebuilding operations;

•	Focusing product offerings on specific customer groups;

•	Building aspirational homes for our customers and delivering superior customer service;

•	Maintaining an efficient capital structure;

•	Selectively pursuing acquisitions; and

•	Employing and retaining a highly experienced management team with a strong operating track record.

Land and Development Strategies

Community development includes the acquisition and development of communities, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. We generally operate as community developers, but in some communities we operate solely as merchant builders, in which case, we acquire fully planned and entitled lots and may construct on-site improvements.

In order to maximize our expected risk-adjusted return, the allocation of capital for land investment is performed at the corporate level with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior executives meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Major development strategy decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team. Our land portfolio as of December 31, 2017 and 2016 is summarized below:

	As of December 31, 2017
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	5,365	2,600	4,987	—	12,952	5,820	18,772
Central	2,140	1,237	3,748	—	7,125	4,602	11,727
West	198	1,974	2,909	763	5,844	1,469	7,313
Total	7,703	5,811	11,644	763	25,921	11,891	37,812

	As of December 31, 2016
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	3,319	5,707	4,296	293	13,615	5,164	18,779
Central	3,278	1,371	3,710	—	8,359	4,170	12,529
West	545	959	3,312	1,196	6,012	985	6,997
Total	7,142	8,037	11,318	1,489	27,986	10,319	38,305

Raw land represents property that has not been developed and remains in its natural state. Partially developed represents land where the grading and horizontal development process has begun. Finished lots represent those lots which we have purchased from third parties in addition to lots for which we have completed the horizontal development and are ready for the vertical or homebuilding construction. Long-term strategic assets are those lots where we are currently not performing any development.

In the land purchasing and/or joint venture configuration process, specific projects of interest are typically identified by the local divisional teams, including proposed ownership structure, environmental concerns, anticipated product segmentation, competitive environment and financial returns, and they are presented to our portfolio investment committee for review. Certain portfolio opportunities will often be sourced centrally and managed at the corporate level. We also determine whether continued spending on currently owned and controlled land is a well-timed and appropriate use of capital. Our portfolio investment strategy emphasizes expected profitability to reflect the risk and timing of returns, and the level of sales volume in new and existing markets.

The following is a summary of the status of our land positions:

(Dollars in thousands)	As of December 31, 2017		As of December 31, 2016
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw land	7,703	$338,642	7,142	$403,902
Partially developed	5,811	543,200	8,037	501,496
Finished lots	11,644	1,314,243	11,318	1,336,709
Long-term strategic assets	763	10,730	1,489	16,182
Total	25,921	$2,206,815	27,986	$2,258,289

As of December 31, 2017 and 2016, the allocation of lots held in our land portfolio, by year acquired, is as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2017	As of December 31, 2016
Acquired in 2017	23%	—%
Acquired in 2016	15%	17%
Acquired in 2015	13%	20%
Acquired in 2014 and earlier	49%	63%
Total	100%	100%

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes.

The following is a summary of our homes in inventory by homebuilding reporting segment as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017				As of December 31, 2016
	Homes in Backlog	Models	Inventory to be Sold	Total	Homes in Backlog	Models	Inventory to be Sold	Total
East	1,513	129	603	2,245	1,220	144	447	1,811
Central	1,051	142	439	1,632	958	140	390	1,488
West	932	119	391	1,442	953	128	349	1,430
Total	3,496	390	1,433	5,319	3,131	412	1,186	4,729

We expect that during 2018 we will deliver substantially all homes in backlog at December 31, 2017. At December 31, 2017, inventory units to be sold included 222 completed units available for sale. On average at December 31, 2017, we had 4.8 inventory units per average active selling community and 0.75 completed inventory units per average active selling community to be sold. At December 31, 2016, inventory units to be sold included 238 completed units available for sale. On average at December 31, 2016, we had 3.8 inventory units per average active selling community and 0.77 completed inventory units per average active selling community.

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

The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the sale, construction, and delivery of homes. Actual life cycle will vary based on the size of the community, the sales absorption rate, and whether we purchased the property as raw land or as developed lots.

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

Trades and Labor

Our construction, land and purchasing teams coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices can be challenging in some markets as the supply chain responds to uneven industry growth and other economic factors that affect the number of people in the workforce.

Procurement and Construction

We have a comprehensive procurement program that leverages our size and national presence to achieve efficiencies and cost savings. Our procurement objective is to maximize cost and process efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements.

The regional and national vendor programs currently involve over 50 vendors and include highly reputable and well-established companies who supply us with lumber, appliances, HVAC systems, insulation, roofing, paint and lighting, among other materials. Through these relationships, we are able to realize savings on the costs of essential materials. Contracts are typically structured to include a blend of attractive upfront pricing and rebates and, in some cases, advantageous retroactive pricing in instances of contract renewals. In addition to cost advantages, these arrangements also help minimize the risk of construction delays during supply shortages, as we are often able to leverage our size to obtain our full allocation of required materials.

Warranty Program

Most of our divisions currently offer a limited warranty to cover various defects in workmanship or materials, including structural defects. Certain of our divisions provide longer term structural warranties through third-party warranty providers. We also currently provide third-party warranty coverage on homes where required by Federal Housing Administration (“FHA”) or Veterans Administration regulations. We evaluate our warranty offerings from time-to-time and, in the future, may offer the third-party longer term structural warranty in additional divisions and potentially across the Company.

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

Our goal is to identify the preferences of our customers and demographic groups and offer them innovative, high-quality homes that are efficient and profitable to build. We strive to maintain product and price level differentiation through market and customer research. We target a balance of regional market portfolios across a variety of demographics. We also use key indicators of market specific supply and demand characteristics to determine preferences of our customer base and to perform an optimal matching of consumer groups, product and community design, and specific location.

The central element of our marketing platform is our web presence at www.taylormorrison.com and www.darlinghomes.com (none of the information on or accessible through these websites is a part of this Annual Report). The main purpose of these websites is to direct potential customers to our sales team members in their community of interest. The websites also offer the ability of customers to evaluate floor plans, elevations, square footage, community amenities and geographic location. Customers are also able to use the websites to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” The websites are fully integrated with our CRM system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We believe the digital marketing strategy for our websites, which is continually reviewed and refined, provides high return on our investments. During 2017, we commissioned a full analysis of our websites. This included all stakeholders as well as consumer facing research designed to provide an industry leading digital presence in 2018 and beyond. Management anticipates implementation of our new sites to be complete by the end of 2018.

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

We use furnished model homes as a marketing tool to demonstrate the advantages of the designs, features and functionality of our homes. We generally employ or contract with interior and landscape designers who create attractive model homes that highlight the features and options available for the homes within our communities. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes for each active selling community.

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

Competition

The homebuilding business is highly competitive and fragmented. We compete with numerous homebuilders of varying sizes, ranging from local to national, some of which have greater sales and financial resources than us. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of location, design, quality, service, price and reputation.

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

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	Three Months Ended,					Three Months Ended,
	2017					2016
	March 31	June 30	September 30	December 31		March 31	June 30	September 30	December 31
Net homes sold	29%	28%	21%	22%		24%	27%	26%	23%
Home closings revenue	20%	23%	23%	34%		18%	24%	24%	34%
Income from continuing operations before income taxes	15%	22%	22%	41%		12%	22%	28%	38%
Net income from continuing operations	20%	32%	31%	17%	(1)	13%	22%	28%	37%
(1)Includes effects of tax reform.

Mortgage Operations

TMHF provides a number of mortgage-related services to our customers through our mortgage lending operations. The strategic purpose of TMHF is:

•	to utilize mortgage finance as a sales tool in the purchase process to ensure a consistent customer experience and assist in maintaining production efficiency; and

•	to control and analyze our backlog quality and to better manage projected closing and delivery dates for our customers.

TMHF operates as an independent mortgage banker and conducts its business as a FHA Full Eagle lender. TMHF funds mortgage loans utilizing warehouse credit facilities. Revenue is earned through origination and processing fees combined with service release premiums earned in the secondary market once the loans are sold to investors. Typically, loans are sold and servicing is released within 15-20 business days.

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

Inspired Title operates as a title insurance agent under the title-only (examination) business model. Inspired Title searches and examines land title records, prepares title commitments and polices for homebuyers in our Florida, Georgia, North Carolina, South Carolina, and Texas markets, contracting with others (currently title insurance underwriters and attorneys) to perform the escrow closing functions. Inspired Title competes against other title underwriters and title/escrow agents that provide similar services.

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

Employees, Subcontractors and Consultants

As of December 31, 2017, we employed approximately 1,800 full-time equivalent persons. Of these, approximately 1,600 were engaged in corporate and homebuilding operations, and the remaining approximately 200 were engaged in mortgage and title services. As of December 31, 2017, we were not subject to collective bargaining agreements. We consider our employee relations to be good.

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

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability and cost of financing for homebuyers;

•	federal and state income tax laws, including provisions for the deduction of mortgage interest or property tax payments;

•	employment levels, job and personal income growth and household debt-to-income levels;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;

•	the U.S. and global financial system and credit markets, including stock market and credit market volatility;

•	private and federal mortgage financing programs and federal and state regulation of lending practices;

•	housing demand from population growth, household formations and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);

•	demand from foreign buyers for our homes, which may fluctuate according to economic circumstances in foreign markets;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;

•	real estate taxes;

•	energy prices; and

•	the supply of developable land in our markets and in the United States generally.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. During the most recent economic downturn, unfavorable changes in many of the above factors negatively affected all of the markets we serve. Economic conditions in certain of our markets continue to be susceptible to fluctuations. For example, fluctuations in oil and gas prices have, in the past, created economic uncertainty, particularly in regions of Texas, such as the greater Houston area, where we have significant operations. Additionally, governmental action and legislation related to economic stimulus, taxation, spending levels and borrowing limits, immigration, as well as political debate, conflicts and compromises related to such actions, may negatively impact the financial markets and consumer confidence and spending, which could adversely impact the U.S. economy and the housing market. Any deterioration or significant uncertainty in economic or political conditions could have a material adverse effect on our business.
Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts, mudslides and wildfires) and other environmental conditions may delay the delivery of our homes, increase our costs or impact demand for our homes. In particular, we have operations in regions that, in 2017, were impacted by extreme weather conditions, including Hurricane Harvey and Hurricane Irma.

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

During periods of industry downturn, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. The most recent industry downturn that began in 2008 significantly and adversely impacted those in the homebuilding industry, including us. In the event of a significant downturn we may experience a material reduction in revenues, margins, and cash flow.

Although the U.S. housing market continues to recover, we cannot predict the overall trajectory of the market. Some housing markets and submarkets have been stronger than others, and there continues to be variability in operating trends. We expect that such volatility will continue, whether or not the present housing recovery progresses, and that prevailing conditions in various housing markets and submarkets will continue to fluctuate. These fluctuations may be significant and unfavorable. In addition, while some of the many negative factors that contributed to the housing downturn have moderated, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions in 2018 and beyond. Although we take steps to alleviate the impact of these conditions on our business, given the volatility in the homebuilding industry and global economic and political uncertainty, there can be no guarantee that steps taken by us will be effective.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit may fluctuate, including due to various regulatory changes and lower risk appetite by lenders with many lenders requiring increased levels of financial qualification, including lenders adhering to the currently applicable “Qualified Mortgage” requirements under the Dodd-Frank Act and ability to repay standard, and lending lower multiples of income. Investors and first-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers, our existing customers’ ability to resell their home and/or our ability to fully realize our backlog, because our sales contracts generally include a financing contingency, which permits the customer to cancel its obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract.

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

FHA-insured mortgage loans generally have lower down-payment requirements and qualification standards compared to conventional guidelines and, as a result, the FHA continues to be a particularly important source for financing the sale of our homes. Lenders have taken and may continue to take a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. In January 2017, in response to a presidential executive order, the U.S. Department of Housing and Urban Development sent a letter to lenders, real estate brokers and closing agents suspending the 0.25 percentage point premium rate cut for FHA-backed loans. Further support reductions are expected on FHA-insured loans, including limitations on seller-paid closing costs and concessions. This or any other restriction or support reduction may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

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

Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment, which in turn would adversely impact demand for and sales prices of homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. While interest rates have been at historic lows, the Federal Reserve Board has recently been raising interest rates, and it is anticipated that interest rates will likely continue to increase over the next several years.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s U.S. federal and, in some cases, state income taxes, subject to various limitations. Changes to income tax laws to eliminate, limit or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions without offsetting provisions or any other increase in any taxes affecting homeowners could adversely impact demand for and sales prices of new homes. The Tax Act generally limits, through the end of 2025, the annual deduction for real estate taxes and state and local income or sales taxes to $10,000. In addition, under the Tax Act, through the end of 2025 the deduction for mortgage interest for new home purchases will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 (after 2025, the acquisition indebtedness threshold is scheduled to return to the $1.0 million limit that existed prior to the Tax Act). The impact of the Tax Act or further loss or reduction of these homeowner tax deductions without any offsetting legislation may result in an increase in the total cost of home ownership and make the purchase of a home less attractive to buyers. This could adversely impact demand for and sales prices of new homes, including ours.

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

We are and will be affected by the recent tax legislation.

The Tax Act significantly amends the U.S. federal tax code and includes, among other provisions, (1) substantial limitations on the deductibility of state and local taxes by individuals and further limitations on mortgage interest deductions and (2) the migration from a worldwide system of taxation to a modified territorial system for corporations. Although we expect that, as a result of the reduction in the corporate tax rates from 35% to 21% and other changes to law, the Tax Act will be financially and cash flow beneficial to us. As part of the migration to a territorial system, the Tax Act imposes a one-time tax on post-1986 earnings and profits (“E&P”) of certain foreign subsidiaries to their 10% U.S. shareholders (regardless of whether such E&P is distributed) at a rate of 15.5% for U.S. corporate shareholders to the extent E&P does not exceed the U.S. shareholder’s aggregate foreign cash position (as defined in the Tax Act) and 8% for E&P in excess of such cash position. The resulting tax may be payable over eight years. Because of the interest we hold in a partially-owned subsidiary Canadian corporation, we are subject to the tax on our share of the subsidiary Canadian corporation’s E&P as of November 2, 2017 or December 31, 2017 (whichever is greater). As a result, we have recorded an estimated $3.6 million charge related to the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. This estimate is subject to change, however, and we are continuing to gather additional information to more precisely compute the amount of the tax that we will pay. Further, as a result of the reduction in the corporate tax rates, we have recorded a $57.4 million reduction in the value of our deferred tax assets.

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

We operate in a very competitive environment with competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, local REALTOR® and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market. Additionally, some of our competitors have longstanding relationships with subcontractors and suppliers in markets in which we operate and others may have significantly greater financial resources or lower costs than us. Competitive conditions in the homebuilding industry could make it difficult for us to acquire suitable land at acceptable prices, cause us to increase selling incentives and/or reduce or discount prices and/or result in an oversupply of homes for sale. These factors have adversely affected demand for our homes and our results of our operations in the past and could do so again in the future.

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

In the United States, the unemployment rate was 4.1% as of January 2018, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 62.7% in January 2018, potentially reflecting an increased number of “discouraged workers” who have left the labor force. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

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

Furthermore, a material decline in oil and gas prices may increase the risk of significant deflation and its adverse impact on our business or financial results, as the economies of some of the markets in which we operate are impacted by the health of the energy industry. To the extent that energy prices are volatile or change significantly, the economies of certain of our markets, particularly in regions of Texas where we have significant operations, may be negatively impacted, which may adversely impact the financial position, results of operations and cash flows of our business. In addition, the cost of raw materials such as lumber, concrete and steel can be adversely affected by increases in various energy costs, resulting in a negative impact to our financial position, results of operations and cash flows of our business.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

Our quarterly operating results generally fluctuate by season as a result of a variety of factors such as:

•	timing of home deliveries and land sales;

•	the changing composition and mix of our asset portfolio; and

•	weather-related issues.

Historically, a larger percentage of our home sale contracts have been entered into in the winter and spring. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability. Seasonal natural disasters such as hurricanes, tornadoes, floods and wildfires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues. For example, during the third quarter of 2017, our results of operations were affected by Hurricane Harvey and Hurricane Irma, which caused community closures and delays in deliveries and production.

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

We are often required to provide performance, payment and completion and warranty/maintenance surety bonds or letters of credit to secure the completion of our construction contracts, development agreements and other arrangements. We believe we have obtained credit facilities to provide the required volume of performance, payment and completion and warranty maintenance surety bonds and letters of credit for our expected growth in the medium term; however, unexpected growth may require additional facilities. We may also be required to renew or amend our existing facilities. Our ability to obtain additional performance, payment and completion and warranty/maintenance surety bonds and letters of credit primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the fluidity of the markets for such bonds. Performance, payment and completion and warranty/maintenance surety bond and letter of credit providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time.

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

As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor's indemnity and warranty arrangements and our reserves together will be adequate to address all of our warranty and construction defect claims in the future. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.

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
Unexpected expenditures attributable to defects or previously unknown sub-surface conditions arising on a development project may have a material adverse effect on our business, financial condition and operating results. In addition, severe or widespread incidents of defects giving rise to unexpected levels of expenditures, to the extent not covered by insurance or redress against subcontractors, may adversely affect our reputation, business, financial condition and operating results.

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
Subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry. We do not have the ability to control what these independent subcontractors pay to or the work rules they impose on their employees. However, various federal and state governmental agencies have sought, and may in the future seek, to hold contracting parties like us responsible for our subcontractors’ violations of wage and hour laws, or workers’ compensation, collective bargaining and/or other employment-related obligations related to subcontractors’ workforces. Governmental agency determinations or attempts by others to make us responsible for our subcontractors’ labor practices or obligations, whether under “joint employer” theories, specific state laws or regulations, such as under the California Labor Code, or otherwise, could create substantial adverse exposure for us in situations that are not within our control and could be material to our business, financial condition and results of operations.

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

In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Further, if we were required to record a significant inventory impairment, it could negatively affect our reported earnings per share and negatively impact the market perception of our business.

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

The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that a property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the housing industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the builder construct certain improvements to public places such as parks and streets or fund schools.
Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities.

Certain states, cities and counties in which we operate have in the past approved, or approved for inclusion on their voting ballots, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. These measures may reduce our ability to open new home communities and to build and sell homes in the affected markets, including with respect to land we may already own, and create additional costs and administration requirements, which in turn may harm our future sales, margins and earnings. A further expansion of these measures or the adoption of new slow-growth, no-growth or other similar programs could exacerbate such risks.

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

Regulations regarding environmental matters and climate change may affect us by substantially increasing our costs and exposing us to potentially liability.

We are subject to various environmental laws and regulations, which may affect aspects of our operations such as how we manage stormwater runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. Developers and homebuilders may become subject to more stringent requirements under such laws. For example, the U.S Environmental Protection Agency and U.S. Army Corps of Engineers have been engaged for years in rulemakings to clarify the scope of federally regulated wetlands, which included: a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation; and a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other environmental requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions. Contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other losses.

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

Our mortgage operations may also be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made to secondary market purchasers that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. Accordingly, mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. If, due to higher costs, reduced liquidity, residential consumer loan putback demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, TMHF is unable to make loan products available to our homebuyers, our home sales and mortgage services results of operations may be adversely affected.

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

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits and investigations in the industry. In addition, there have been numerous changes and proposed changes in regulations affecting the financial services industry as a result of the housing downturn. For example, in July 2010, the Dodd-Frank Act was enacted. Among other things, this legislation provides for minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. In January 2013, the Consumer Financial Protection Bureau proposed a number of new rules that became effective in January 2014, including but not limited to rules regarding the creation and definition of a “Qualified Mortgage,” rules for lender practices regarding assessing borrowers’ ability to repay and limitations on certain fees and incentive arrangements. In October 2015, the Consumer Financial Protection Bureau’s new Truth in Lending - Real Estate Settlement Procedures Act (TILA-RESPA) Integrated Disclosure Rule became effective. This rule implemented additional disclosure timeline requirements and fee tolerances. The effects of these rules could affect the availability and cost of mortgage credit, negatively impact closing timelines and the delivery of homes and adversely affect the costs and financial results of financial services and homebuilding companies. Other requirements provided for by the Dodd-Frank Act have not yet been finalized or implemented. The effect of provisions on our mortgage operations and title services businesses will depend on the rules that are ultimately enacted. Any such changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

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

We have significant deferred tax assets, including net operating losses that could be used to offset earnings and reduce the amount of taxes we are required to pay. Our ability to use net operating losses to offset earnings is dependent on a number of factors, including applicable rules relating to the permitted carry back period for offsetting certain net operating losses against prior period earnings and the timing and amount of future taxable income. If we are unable to use our net operating losses, we may have to record charges to reduce our deferred tax assets, which could have an adverse effect on our results of operations. In addition, as a result of the reduction in the corporate tax rates under the Tax Act, we experienced a $57.4 million reduction in our deferred tax assets, and our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $118.1 million as of December 31, 2017.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents such as the Deepwater Horizon accident in the Gulf of Mexico. Increases in such costs could also result in higher prices for products utilizing petrochemicals. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. These cost increases may have an adverse effect on our operating margin and results of operations. Additionally, we may be unable to pass increases in construction costs on to our customers who may have already entered into purchase contracts. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

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

Due to the concentrated nature of our operations, negative factors affecting one or a number of these geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. For example, we operate in a number of locations that were adversely impacted by severe weather conditions in 2017 and, as a result, our divisional operations in Houston and certain areas of Florida markets experienced closures, disruptions and delays. To the extent that regions in which our business is concentrated are impacted by an adverse event, we would be disproportionately affected compared to companies whose operations are less geographically concentrated.

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

We have provided non-recourse carve-out guarantees to certain third-party lenders to our unconsolidated joint ventures (i.e., guarantees of losses suffered by the lender in the event that the borrowing entity or its equity owners engage in certain conduct, such as fraud, misappropriation of funds, unauthorized transfers of the financed property or equity interests in the borrowing entity, or the borrowing entity commences a voluntary bankruptcy case, or the borrowing entity violates environmental law, or hazardous materials are located on the property, or under other circumstances provided for in such guarantee or indemnity). In the future, we may provide other guarantees and indemnities to such lenders, including secured guarantees, in which case we may have increased liability in the event that a joint venture defaults on its obligations to a third party.

If the other partners in our unconsolidated joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the joint venture agreement, potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated joint ventures we cannot exercise sole decision-making authority, which could create the potential risk of impasses on decisions and prevent the joint venture from taking actions that we believe may be in our best interests. In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the venture to continue ownership. In the event a joint venture is terminated or dissolved, we could also be exposed to lawsuits and legal costs.

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

We cannot guarantee that we will be able to successfully integrate any company or business that we might acquire in the future, and our failure to do so could harm our current business. In addition, we may not realize the anticipated benefits of these transactions and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or may come to light after the expiry of warranty or indemnity periods. Additionally, in the case of disposals, while we would seek to limit our ongoing exposure, for example, through liability caps and time limits on warranties and indemnities, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and operating results. We may not able to manage the risks associated with these transactions and the effects of such transactions, which may materially and adversely affect our business, financial condition and operating results.

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

We provide retirement benefits for former and certain of our current employees through a number of defined benefit and defined contribution pension schemes. Certain of these plans are no longer available to new employees. As of December 31, 2017, we had an unfunded status of $8.1 million in our defined benefit pension plans. This deficit may increase, and we may be required to increase contributions to our plans in the future, which may materially and adversely affect our liquidity and financial condition.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous and pose certain inherent health and safety risks to construction workers and other persons on the site. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.

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

For example, certain areas in which we operate, particularly the Western United States, have experienced and continue to experience severe drought conditions. In response to these conditions, government officials often take a number of steps to preserve potable water supplies. To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially: restrict, delay the issuance of, or proscribe new water connection permits for homes; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership.

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

As of December 31, 2017, we had $204.9 million of debt maturing in the next 12 months. We believe we can meet this and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if industry or economic conditions deteriorate. The future effects on our business, liquidity and financial results of these conditions could be adverse, both in the ways described above and in other ways that we do not currently foresee.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

We have a substantial amount of debt. As of December 31, 2017, the total principal amount of our debt (including $118.8 million of indebtedness of TMHF) was $1.5 billion. Our substantial debt could have important consequences for the holders of our common stock, including:

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

We are no longer a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange, and we are subject to additional governance requirements under such rules.

A “controlled company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company.

In May 2017, affiliates of TPG and Oaktree ceased to hold more than 50% of our voting power. As a result, we are subject to additional governance requirements under New York Stock Exchange rules, including the requirements to have (i) a majority of independent directors on our board of directors, (ii) a nominating and corporate governance committee that is composed entirely of independent directors, and (iii) a compensation committee that is composed entirely of independent directors. The New York Stock Exchange rules provide for phase-in periods for these requirements and we must be fully compliant with the new requirements prior to May 5, 2018.

During the transition period following our ceasing to be a “controlled company,” holders of our Class A Common Stock may not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange and the ability of our independent directors to influence our business policies and affairs may be reduced.

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

Our amended and restated certificate of incorporation and our bylaws contain certain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable, including the following:

•	the division of our board of directors into three classes and the election of each class for three-year terms;

•	the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to call special meetings and to take action by written consent;

•
in certain cases, the approval of holders of at least three-fourths of the shares entitled to vote generally on the making, alteration, amendment or repeal of our certificate of incorporation or bylaws will be required to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;

•	the required approval of holders of at least three-fourths of the shares entitled to vote at an election of the directors to remove directors, which removal may only be for cause; and

•
the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the Delaware General Corporation Law.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Under our Revolving Credit Facility, a change of control would be an event of default, which would therefore require a third-party acquirer to obtain a facility to refinance any outstanding indebtedness under the Revolving Credit Facility. Under the indentures governing our Senior Notes, if a change of control were to occur, we would be required to make offers to repurchase the Senior Notes at prices equal to 101% of their respective principal amounts. These change of control provisions in our existing debt agreements may also delay or diminish the value of an acquisition by a third party.

Any of the above risks could have a material adverse effect on your investment in our Class A Common Stock and Senior Notes.

We indirectly own an interest in a controlled foreign corporation.

We own more than a 50% interest, measured by both vote and value, indirectly through New TMM and TMM Holdings, in a Canadian corporation. As a result, we expect that the Canadian corporation will be classified as a controlled foreign corporation (a “CFC”) for U.S. federal income tax purposes, and that we will be a “U.S. shareholder” of the Canadian corporation. Under U.S. federal income tax rules applicable to CFCs and their shareholders, in certain circumstances a U.S. shareholder of a CFC is required to include currently in its income its proportionate share of certain categories of the CFC’s current earnings and profits, regardless of whether any amounts are actually distributed by the CFC. As a result, there could be adverse tax consequences to us because the Canadian corporation is classified as a CFC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and mortgage operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. The lease on this facility covers a space of approximately 27,000 square feet and expires in April 2023. We have approximately 35 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Business Strategy — Land and Development Strategies.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Class A Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 21, 2018, the Company had one holder of record of our Class A Common Stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions. The following table sets forth for the quarters indicated the range of high and low closing sales prices for the Company’s Class A Common Stock:

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$22.05	$24.40	$24.57	$24.50
Low	18.65	21.00	19.83	22.21

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.73	$16.04	$18.05	$20.98
Low	11.30	13.54	14.65	16.57

The Company’s Class B Common Stock is not listed on a securities exchange. On February 21, 2018 the Company had 25 holders of our Class B Common Stock. For details on the Class B Common Stock see Note 14 — Stockholders’ Equity in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report. See Note 23 - Subsequent Events for changes to ownership subsequent to December 31, 2017.

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

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding Index from April 10, 2013 to December 31, 2017

	4/10/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
TMHC	$100.00	$97.44	$81.99	$69.44	$83.59	$106.21
S&P 500	100.00	116.42	129.68	128.73	141.01	168.39
S&P Homebuilding Index	100.00	113.15	116.13	116.06	114.94	150.29

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

Issuer Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to $100.0 million of the Company’s Class A Common Stock through December 31, 2018 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the three months ended December 31, 2017, there were no shares of Class A Common Stock repurchased by us or on our behalf.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating data at and for each of the five fiscal years ending December 31, 2017. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Statements of Operations Data:
Total revenues	$3,885,290	$3,550,029	$2,976,820	$2,708,432	$1,916,081
Gross margin	738,929	680,279	567,915	566,246	415,865
Income tax provision / (benefit) (1)	179,006	107,643	90,001	76,395	(23,810)
Net income from continuing operations	176,650	206,563	170,986	225,599	28,355
Income from discontinued operations – net of tax	—	—	58,059	41,902	66,513
Net income before allocation to non-controlling interests	176,650	206,563	229,045	267,501	94,868
Net (income) / loss attributable to non-controlling interests – joint ventures	(430)	(1,294)	(1,681)	(1,648)	131
Net income before non-controlling interests – Principal Equityholders	176,220	205,269	227,364	265,853	94,999
Net (income) / loss from continuing operations attributable to non-controlling interests – Principal Equityholders	(85,000)	(152,653)	(123,909)	(163,790)	1,442
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders (2)	—	—	(42,406)	(30,594)	(51,021)
Net income available to Taylor Morrison Home Corporation	$91,220	$52,616	$61,049	$71,469	$45,420
Earnings per common share:
Basic
Income from continuing operations	$1.47	$1.69	$1.38	$1.83	$0.91
Discontinued operations – net of tax (2)	—	—	0.47	0.34	0.47
Net income available to Taylor Morrison Home Corporation (1)	$1.47	$1.69	$1.85	$2.17	$1.38
Diluted
Income from continuing operations	$1.47	$1.69	$1.38	$1.83	$0.91
Discontinued operations – net of tax (2)	—	—	0.47	0.34	0.47
Net income available to Taylor Morrison Home Corporation (1)	$1.47	$1.69	$1.85	$2.17	$1.38
Weighted average number of shares of common stock:
Basic	62,061	31,084	33,063	32,937	32,840
Diluted	120,915	120,832	122,384	122,313	122,319
(1) 2017 income tax provision and earnings per common share data include impacts of the Tax Act which is an aggregate of $61.0 million expense.
(2) See Note 5 to Notes to the Consolidated Financial Statements for information regarding our disposition of Monarch and our treatment of that segment as discontinued operations.

	As of December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents (1)	$573,925	$300,179	$126,188	$234,217	$193,518
Real estate inventory	2,959,236	3,017,219	3,126,787	2,518,321	2,012,580
Total assets	4,325,893	4,220,926	4,122,447	4,111,798	3,419,285
Total debt	1,498,062	1,586,533	1,668,425	1,715,791	1,238,457
Total stockholders’ equity	2,346,545	2,160,202	1,972,677	1,777,161	1,544,901

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Operating Data:
Average active selling communities	297	309	259	206	158
Net sales orders (units)	8,397	7,504	6,681	5,728	5,018
Home closings (units)	8,032	7,369	6,311	5,642	4,716
Average sales price of homes closed	$473	$465	$458	$464	$394
Backlog value at end of period	$1,702,071	$1,531,910	$1,392,973	$1,099,767	$987,754
Backlog units at end of period	3,496	3,131	2,932	2,252	2,166
(1) Excludes restricted cash.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. We serve a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult buyers, building single family attached and detached homes. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. We also have operations which provide mortgage services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”). Our business is organized into multiple homebuilding operating components, and a mortgage operations component, all of which are managed as four reportable segments: East, Central, West and Mortgage Operations, as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Sacramento, and Southern California
Mortgage Operations	TMHF and Inspired Title

During the quarter ended March 31, 2017, we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans, however our reporting segments remained unchanged. As a result, all historical periods presented in the segment information have been reclassified to give effect to this segment realignment.

2017 Highlights and Recent Developments

Our financial and operational highlights for the year ended December 31, 2017 and recent developments subsequent to the year end are summarized below:

•
Since January 2017, we have completed seven public offerings for an aggregate of 80.2 million shares of our Class A Common Stock, using all of the net proceeds therefrom to repurchase our Principal Equityholders' indirect interest in TMHC. In January 2018, we also purchased an additional 7.6 million shares of our Class B Common Stock from our Principal Equityholders. As a result of the series of offerings and repurchases, the Principal Equityholders ownership decreased to 31.1% at December 31, 2017 and to zero by January 31, 2018.

•	We generated $3.9 billion in total revenue and $3.8 billion in home closings revenue for the year ended December 31, 2017, an increase of 11% compared to the prior year's home closings revenue.

•
Net income from continuing operations and diluted earnings per share for the year ended December 31, 2017 was $176.7 million and $1.47 compared to $206.6 million and $1.69 for the year ended December 31, 2016.

•
Adjusting for the effects of the Tax Act, enacted on December 22, 2017, net income from continuing operations for the year ended December 31, 2017 was $237.6 million or 15.0% higher than the prior year. Similarly, diluted earnings per share adjusted for tax reform effects in 2017 was $1.98 compared to $1.69 for the year ended December 31, 2016. See Note 13 - Income taxes for discussion regarding Tax Act effects.

•
As a result of the Tax Act, we have recorded a non-cash provisional income tax expense of $57.4 million to account for the revaluation of our existing deferred tax assets due to the lower tax rate and we have recorded an estimated $3.6 million charge which may be payable over eight years related to the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian operations in 2015.

•	On January 26, 2018 we amended the maturity date of our $500 million Revolving Credit Facility from April 2019 to January 2022 allowing incremental financial flexibility.

•	As of December 31, 2017, our total liquidity was $1.0 billion, including $573.9 million in cash.

•	As of December 31, 2017 our net homebuilding debt to capitalization ratio of 25.8%.
Operational

•	During 2017, our operations were located in eight states with 297 average active communities.

•	We sold and closed nearly 12.0% and 9.0%, respectively, more homes during 2017 compared to 2016.

•	Sales pace for the year ended December 31, 2017 was 2.4 compared to 2.0 for the year ended December 31, 2016.

•	Average sales price of homes closed was $473,000 for the year ended December 31, 2017.

•	We ended 2017 with $1.7 billion in sales order backlog.

•	At December 31, 2017, we owned and controlled approximately 38,000 lots.

•	For the last three consecutive years, we were awarded America’s Most Trusted Home Builder® by Lifestory Research.

•	We were recognized and awarded as one of the Best Places to Work by Glassdoor.

Industry Overview and Business Strategy

We believe the housing market is on a positive trajectory of recovery, driven by certain positive economic and demographic factors, including decreasing unemployment, strong home values, improving household balance sheets, declines in new and existing for-sale home inventory and low interest rates. While we were encouraged by certain positive and improved trends during 2017, several challenges still exist, such as lingering under employment concerns, stagnation in real wages and real or perceived personal wealth, national and global economic uncertainty and uncertainty around the interest rate environment. We are additionally challenged by shortages in the labor supply, specifically as it relates to qualified tradespeople, and volatility in energy prices. Nevertheless, we believe we are in an upward business cycle.

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

We intend to maintain a consistent approach to land positioning within our regions, markets and communities in the foreseeable future in an effort to concentrate a greater amount of our land inventory in attractive areas. We also intend to continue to combine our land development expertise with our homebuilding operations to increase the flexibility of our business and to optimize our margin performance. From time to time, we may sell land in our communities if we believe it is best for our overall operations. We do not expect such sales to have a significant effect on our overall results, but they may impact our overall gross margins.

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our historical consolidated financial statements included elsewhere in this Annual Report. The primary factors that affect the comparability of our results of operations are the impacts of the Tax Act, our acquisitions, and disposal activities.

During 2017, tax legislation was enacted which made comprehensive reforms to the United States tax code, including a decrease to the corporate statutory tax rate from 35% to 21%, and a mandatory deemed repatriation tax of foreign earnings at a reduced rate, that may be payable over eight years. Our effective tax rate for the year ending December 31, 2017 includes one-time tax expense charges to account for the lower tax rate impact to our existing deferred tax assets and the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian operations in 2015. In 2018, we expect to have a lower annual effective tax rate due to the reduction in the corporate statutory tax rate.

Disposal activities consist of the disposal of Monarch Corporation, our former Canadian business (“Monarch”), and gain on foreign currency hedge in January 2015, loss on extinguishment of debt and the acquisition of JEH Homes ("JEH") in the second quarter of 2015, the acquisition of three divisions of Orleans Homes ("Orleans") in the third quarter of 2015, and the acquisition of Acadia Homes ("Acadia") in January 2016. For all periods presented, the operating results of Monarch are included in discontinued operations and historical periods have been recast to show the effects of our segment realignment, which was effective December 31, 2015. In addition to the impact of the matters discussed in the Risk Factors listed in Item 1A of this Annual Report, our future results could differ materially from our historical results due to these changes.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report relating to “as adjusted net income from continuing operations,” “as adjusted earnings per common share,” “as adjusted income tax provision,” “as adjusted effective tax rate,” and “net homebuilding debt to capitalization ratio.”

We calculate as adjusted net income from continuing operations from U.S. GAAP net income from continuing operations by adding the tax reform impact due to the revaluation of deferred assets and liabilities and mandatory deemed repatriation of foreign earnings. Such expenses only occurred for the year ended December 31, 2017 as a result of the Tax Act which was enacted on December 22, 2017. As adjusted earnings per common share utilizes the as adjusted net income from continuing operations measure within the numerator of the earnings per share calculation. As adjusted income tax provision and As adjusted effective tax rate reflect our income tax provision adjusted to exclude the impact of tax reform. We calculate net homebuilding debt to capitalization ratio by dividing (i) total debt, less unamortized debt issuance costs and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders' equity). Management uses all of these non-GAAP measures to evaluate our operational and economic performance and to set targets for performance-based compensation on a consolidated basis to compare to prior years which did not include such significant tax reform. We also use the ratio of net homebuilding debt to capitalization as an indicator of overall leverage and to evaluate our performance against other companies in the homebuilding industry. We believe as adjusted net income from continuing operations, as adjusted earnings per common share, as adjusted income tax provision and as adjusted effective tax rate are relevant and useful to investors because they allow investors to evaluate the performance of our operations without the significant effect of the Tax Act. Because we use the ratio of net homebuilding debt to capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. These measures are considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures as a measure of our operating performance.

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

Mortgage Operations Revenue

Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time (typically within 15-20 business days) on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, “Sales of Financial Assets.” Because TMHF does not have continuing involvement with the transferred assets, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also, we enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time. These instruments meet the definition of a derivative and the realized and unrealized gain and loss from the IRLCs are included in mortgage operations revenue/expenses.

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

We offer a limited warranty to cover various defects in workmanship or materials, including structural defects. We may also facilitate a longer warranty in certain markets or to comply with regulatory requirements. Warranty reserves are recorded as each home closes in an amount estimated to be adequate to cover expected future costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in each sale arrangement, so it is accounted for in accordance with ASC Topic 450, “Contingencies.” In accordance with ASC 450, warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. Thus, the warranty would not be considered a separate deliverable in the arrangement since it is not priced apart from the home. As a result, we accrue the estimated costs to fulfill the warranty obligation in accordance with ASC 450 at the time a home closes, as a component of cost of home closings.

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

Stock Based Compensation

We have issued stock options, performance based restricted stock units and non-performance based restricted stock units, which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance-based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance-based restricted stock units are time based awards and measured using the closing price on the date of grant and are expensed over the vesting period on a straight-line basis.

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. As a result of the Tax Act enacted on December 22, 2017, we have recorded a material charge to earnings in the period ending December 31, 2017. See Note 13 - Income Taxes to the Consolidated Financial Statements for additional details.

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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Statements of Operations Data:
Home closings revenue, net	$3,799,061	$3,425,521	$2,889,968
Land closings revenue	17,093	64,553	43,770
Mortgage operations revenue	69,136	59,955	43,082
Total revenues	$3,885,290	$3,550,029	$2,976,820
Cost of home closings	3,092,704	2,801,739	2,358,823
Cost of land closings	12,005	35,912	24,546
Mortgage operations expenses	41,652	32,099	25,536
Total cost of revenues	$3,146,361	$2,869,750	$2,408,905
Gross margin	738,929	680,279	567,915
Sales, commissions and other marketing costs	259,663	239,556	198,676
General and administrative expenses	130,777	122,207	95,235
Equity in income of unconsolidated entities	(8,846)	(7,453)	(1,759)
Interest income, net	(577)	(184)	(192)
Other expense, net	2,256	11,947	11,634
Loss on extinguishment of debt	—	—	33,317
Gain on foreign currency forward	—	—	(29,983)
Income from continuing operations before income taxes	$355,656	$314,206	$260,987
Income tax provision (1)	179,006	107,643	90,001
Net income from continuing operations	$176,650	$206,563	$170,986
Net income from discontinued operations	—	—	58,059
Net income before allocation to non-controlling interests	$176,650	$206,563	$229,045
Net income attributable to non-controlling interests – joint ventures	(430)	(1,294)	(1,681)
Net income before non-controlling interests – Principal Equityholders	$176,220	$205,269	$227,364
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(85,000)	(152,653)	(123,909)
Net income from discontinued operations attributable to non-controlling interests – Principal Equityholders	—	—	(42,406)
Net income available to Taylor Morrison Home Corporation	$91,220	$52,616	$61,049
Home closings gross margin	18.6%	18.2%	18.4%
Interest amortized to cost of home closings	$94,859	$90,851	$83,163
Average sales price per home closed	$473	$465	$458
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.8%	7.0%	6.9%
General and administrative expenses as a percentage of home closings revenue, net	3.4%	3.6%	3.3%
Effective tax rate (1)	50.3%	34.3%	34.5%
Earnings per common share (1) -
Income from continuing operations - Basic (1)	$1.47	$1.69	$1.38
Income from continuing operations - Diluted (1)	$1.47	$1.69	$1.38
(1) 2017 income tax provision, effective tax rate and earnings per common share data include impacts of the Tax Act, which was an aggregate $61.0 million expense.

Non-GAAP Measures

The following table sets forth our results of operations as adjusted for the tax reform impact for the periods presented (See - “Non-GAAP Measures” above):

	Year Ended December 31,
	2017	2016	2015
Net income from continuing operations	$176,650	$206,563	$170,986
Tax reform impact due to the revaluation of deferred assets and liabilities	57,425	—	—
Tax reform impact due to the mandatory deemed repatriation of foreign earnings	3,553	—	—
As adjusted net income from continuing operations	$237,628	$206,563	$170,986

As adjusted earnings per common share -
Income from continuing operations - Basic	$1.98	$1.69	$1.38
Income from continuing operations - Diluted	$1.98	$1.69	$1.38

The following table sets forth our effective tax rate as adjusted for the tax reform impact for the periods presented (See - “Non-GAAP Measures” above):

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income tax provision	$179,006	$107,643	$90,001
Tax reform impact due to the revaluation of deferred assets and liabilities	(57,425)	—	—
Tax reform impact due to the mandatory deemed repatriation of foreign earnings	(3,553)	—	—
As adjusted income tax provision	$118,028	$107,643	$90,001

As adjusted effective tax rate	33.2%	34.3%	34.5%

The following table sets forth a reconciliation of our net homebuilding debt to capitalization ratio (See - “Non-GAAP Measures” above):

(Dollars in thousands)	As of December 31, 2017
Total debt	$1,498,062
Unamortized debt issuance costs	10,213
Less mortgage warehouse borrowings	118,822
Total homebuilding debt	$1,389,453
Less cash and cash equivalents	573,925
Net homebuilding debt	$815,528
Total equity	2,346,545
Total capitalization	$3,162,073

Net homebuilding debt to capitalization ratio	25.8%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Average Active Selling Communities

	Year Ended December 31,
	2017	2016	Change
East	130	129	0.8%
Central	117	117	—
West	50	63	(20.6)
Total	297	309	(3.9)%

Average active selling communities for the year ended December 31, 2017 decreased by 3.9% when compared to the same period in the prior year, primarily driven by the West region which experienced higher sales orders in the first half of 2017 resulting in an increase in the number of community close outs. The slight decrease in average active communities aligns with our focus for growth to be primarily driven by improving sales volume rather than only increasing average active communities.

Net Sales Orders

	Year Ended December 31, (1)
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	3,766	3,158	19.3%	$1,470,063	$1,223,046	20.2%	$390	$387	0.8%
Central	2,391	2,075	15.2	1,124,273	977,440	15.0	470	471	(0.2)
West	2,240	2,271	(1.4)	1,335,015	1,281,266	4.2	596	564	5.7
Total	8,397	7,504	11.9%	$3,929,351	$3,481,752	12.9%	$468	$464	0.9%

(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:

The number of net homes sold and sales value of homes increased by 19.3% and 20.2%, respectively, in 2017 as compared to 2016. Product and geographic mix among all divisions within the region contributed to the overall increase in in net homes sold and sales value. Certain divisions experienced an increase in sales price along with an increase in net homes sold, while others maintained their sales price and increased the number of net homes sold.

Central:

The number of net homes sold and sales value of homes increased by 15.2% and 15.0%, respectively, in 2017 as compared to 2016. A significant portion of the increase in units and sales value is driven by our Houston market which has shown improvements from the past two years' soft economic environment, despite the impacts of Hurricane Harvey which occurred during the third quarter of 2017. Other markets within this region continue to strengthen their performance and contributed to the overall increase in units and dollars for the segment as well.

West:

The average selling price increased by 5.7% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The markets in this region are showing continued strength as evidenced by a 24.3% increase in sales pace. With our increased focus on turn times and our limited product availability as a result of the increase in the number of community close outs, the number of net homes sold decreased slightly compared to the prior year. The value of the net sales orders increased by 4.2% for the year ended December 31, 2017 compared to the same period in the prior year.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2017	2016
East	10.5%	12.1%
Central	12.9	15.5
West	12.3	13.7
Total Company	11.7%	13.6%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

Favorable market conditions coupled with increased demand for new housing has led to lower cancellation rates across all of our regions for the year ended December 31, 2017. In addition, our use of prequalification criteria through TMHF and robust earnest money deposits helped us manage our cancellation rate across the Company compared to the prior year.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	1,513	1,220	24.0%	$634,949	$524,406	21.1%	$420	$430	(2.3)%
Central	1,051	958	9.7	532,583	494,243	7.8	507	516	(1.7)
West	932	953	(2.2)	534,539	513,261	4.1	574	539	6.5
Total	3,496	3,131	11.7%	$1,702,071	$1,531,910	11.1%	$487	$489	(0.4)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value increased by 11.7% and 11.1% at December 31, 2017 compared to December 31, 2016, respectively. The increase in backlog units and total sales value is primarily a result of the combination of increased sales orders and lower cancellation rates.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2017	2016	Change	2017	2016	Change	2017	2016	Change
East	3,473	2,902	19.7%	$1,377,566	$1,119,334	23.1%	$397	$386	2.8%
Central	2,298	2,286	0.5	1,102,189	1,099,780	0.2	480	481	(0.2)
West	2,261	2,181	3.7	1,319,306	1,206,407	9.4	584	553	5.6
Total	8,032	7,369	9.0%	$3,799,061	$3,425,521	10.9%	$473	$465	1.7%

East:

The number of homes closed and home closings revenue, net increased by 19.7% and 23.1%, respectively, for 2017 as compared to 2016. All markets within this region contributed to the increase in both units and dollars as a result of higher net sales in the first half of the year as compared to the same period in the prior year. Certain economic market improvements, as well as favorable homebuyer reception of our products and our communities, contributed to the increase in net home closings revenue.

Central:

The number of homes closed and home closings revenue, net remained relatively flat for the 2017 year as compared to the 2016 year primarily as a result of Hurricane Harvey, which affected the Houston market during the third quarter of 2017. As a result of the hurricane, some closings were pushed to future periods. Houston along with the other markets within the region continue to strengthen as noted by the increase in net sales orders as discussed above, however we could see pressure on labor and material costs begin to have an impact on costs during 2018.

West:

The number of homes closed and home closings revenue, net increased by 3.7% and 9.4%, respectively, for the 2017 year as compared to the 2016 year. The increases are primarily driven by higher net sales in the first half of the year as compared to the same period in the prior year in our Phoenix and Northern California markets. The 5.6% increase in average selling price is also driven by the Phoenix and Northern California markets as a result of strong consumer demand within these areas.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2017	2016	Change
East	$6,298	$21,043	$(14,745)
Central	10,795	29,753	(18,958)
West	—	13,757	(13,757)
Total	$17,093	$64,553	$(47,460)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities. Land closings revenue was $17.1 million and $64.6 million, respectively, for the years ended December 31, 2017 and 2016. The prior year was significantly higher as we were able to capitalize on certain market conditions relative to our long-term strategic assets. The sales for the year ended December 31, 2016 represent legacy land that we held for either appreciation or tax purposes.

Segment Home Closings Gross Margins

	East		Central		West		Total
	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Home closings revenue, net	$1,377,566	$1,119,334	$1,102,189	$1,099,780	$1,319,306	$1,206,407	$3,799,061	$3,425,521
Cost of home closings	1,094,475	892,914	899,260	902,084	1,098,969	1,006,741	3,092,704	2,801,739
Home closings gross margin	283,091	226,420	202,929	197,696	220,337	199,666	706,357	623,782
Home closings gross margin %	20.6%	20.2%	18.4%	18.0%	16.7%	16.6%	18.6%	18.2%

East:

Home closings gross margin percentage increased to 20.6% from 20.2% for the year ended December 31, 2017 compared to the prior year, primarily as a result of product and geographic mix. All divisions in the East experienced an increase in the number of homes closed and several of our markets also experienced an increase in the average sales price, which led to an increase in home closings gross margin. However, certain markets within the region experienced an increase in land development cost which partially offset the increase in home closings revenue net, causing a moderate increase in home closings gross margin percent.

Central:

Home closings gross margin percentage increased to 18.4% from 18.0% for the year ended December 31, 2017 compared to the prior year. Several markets within the Central region experienced a decrease in construction costs and an increase in rebates from our regional and national vendor program. The net decrease in costs of home closings partially contributed to the increase in home closings gross margin percentage. In addition, geographical mix within the region further contributed to the overall increase for 2017.

West:

Home closings gross margin percentage increased to 16.7% from 16.6% for the years ended December 31, 2017 compared to the prior year. Several markets within this region experienced an increase in the number of homes closed, average sales price, and homes closing revenue, net. During 2017, we experienced efficiencies from procurement and operational enhancements, which also contributed to the increase in home closings gross margin. However, we also experienced an increase in land development costs of the homes closed in 2017 compared to those closed in 2016, which partially offset our enhancements.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title service through our subsidiary, Inspired Title. The following details the number of loans closed, net income per closed loan, the aggregate value, capture rate, and average FICO on our loans for the following periods:

	Closed Loans	Profit per Closed Loan (1)	Aggregate Loan Volume (in millions)	Capture Rate	Average FICO
December 31, 2017	4,668	$5,919	$1,590.5	75%	745
December 31, 2016	4,435	$5,441	$1,492.5	80%	743
(1) Excludes hedging gain/loss

Our net income per closed loan, excluding the derivative asset, increased for the year ended December 31, 2017 compared to the same period in the prior year primarily due to the increase in the average loan amount which is a result of the increase in average selling price of homes closed.

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. The decrease in our capture rate is primarily due to increased competition for new home mortgages.

Sales, Commissions and Other Marketing Costs

Sales commissions and other marketing costs, as a percentage of home closings revenue, decreased period over period to 6.8% from 7.0% for the years ended December 31, 2017 and 2016, respectively. This decrease is primarily driven by efficiencies we have achieved as a result of previous investments we have made in our sales and marketing functions. In addition, the prior year period had higher sales and marketing costs as a result of our acquired divisions and an increase in new communities which typically have incremental startup costs during their early stages.

General and Administrative Expenses

General and administrative expenses, as a percentage of home closings revenue, decreased period over period to 3.4% from 3.6% for the years ended December 31, 2017 and 2016, respectively. The decrease was attributable to increased home closings revenue in addition to gaining leverage on existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $8.8 million and $7.5 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to the number of active unconsolidated joint ventures and the timing of openings. We had six unconsolidated joint ventures which were open and active for the full year ended December 31, 2017. In the prior year, we had five unconsolidated joint ventures which were active all year with the sixth unconsolidated joint venture opening in the fourth quarter of 2016.

Interest Income, net

Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings. Interest income, net for the years ended December 31, 2017 and 2016 was consistent.

Other Expense, net

Other expense, net for the year ended December 31, 2017 and 2016 was $2.3 million and $11.9 million, respectively. The prior year balance included higher accruals for contingent consideration relating to our acquisitions and pre-acquisition costs on abandoned land projects.

US Tax Reform

The Tax Act made comprehensive reforms to the United States tax code, including a decrease to the corporate statutory tax rate from 35% to 21%, and a one-time mandatory deemed repatriation tax of foreign earnings at a reduced rate that may be, payable over eight years.

The Tax Act has a material impact to our current financial statements and we expect the Tax Act will have a material impact to our future financial statements. For the quarter ended December 31, 2017, we have recorded an estimated income tax expense of $57.4 million to account for the lower tax rate impact to our existing deferred tax assets. In addition, we have recorded an estimated $3.6 million charge related to the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian operations in 2015. We expect the Tax Act will have a favorable impact to tax expense and earnings per share beginning in 2018.

Income Tax Provision
Our effective tax rate was 50.3% and 34.3% for the years ended December 31, 2017 and December 31, 2016, respectively. The Tax Act made comprehensive reforms to the United States tax code, including a decrease to the corporate statutory tax rate from 35% to 21% and a one-time mandatory deemed repatriation of foreign earnings at a reduced tax rate that that may be payable over eight years.

In response to the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impacts of the Tax Act. SAB 118 allows for the recording provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations, if the Company has a reasonable estimate of the impact but the accounting is not yet complete. The measurement period is deemed to have ended in either one calendar year or when the Company has obtained, prepared and analyzed the information necessary to finalize its accounting for the impact of the Tax Act, whichever is earlier.

For the three months ended December 31, 2017, we have recorded a discrete net tax expense of $61 million related to impacts related to the Tax Act. The net expense includes our estimated $57.4 million expense related to the write-down of our existing deferred tax assets to reflect the newly enacted U.S. federal tax rate, in accordance with SAB 118. The provisional expense is the Company’s best estimate of the deferred tax asset write-down at this time. However, the estimate may be impacted by our calculation of additional adjustments made to federal temporary differences arising from a tax accounting method change filed with the IRS and the state tax effect of these additional adjustments.
The net expense related to the Tax Act recorded during the period ended December 31, 2017, also includes an estimated $3.6 million expense from the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. The Tax Act imposes a mandatory deemed repatriation tax on post-1986 earnings and profits (“E&P”) of certain foreign subsidiaries to their 10% U.S. shareholders (regardless of whether such E&P is distributed) at a rate of 15.5% for U.S. corporate shareholders to the extent E&P does not exceed the U.S. shareholder’s aggregate foreign cash position (as defined in the Tax Act) and 8% for E&P in excess of such cash position. The resulting tax may be payable over eight years. The mandatory tax is partially offset by foreign tax credits generated by cash taxes that our Canadian subsidiaries previously paid. To determine the amount of the foreign repatriation tax, we determined, in addition to other factors, the amount of E&P of the subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The provisional expense is the Company’s best estimate of the foreign repatriation tax at this time, however it is subject to change in the future as we are continuing to gather additional information to more precisely compute the amount of the tax.
Our as adjusted effective tax rate excluding the impacts of the Tax Act was 33.2% and 34.3% for the years ended December 31, 2017 and December 31, 2016, respectively. Our effective rate for both years was affected by a number of factors, the most significant of which included state income taxes, the establishment of reserves for uncertain tax positions, adjustments to state net operating losses, changes in valuation allowances, and preferential treatment of certain deductions and energy credits relating to homebuilding activities.

Net Income

Net income from continuing operations and earnings per diluted share for the year ended December 31, 2017 was $176.7 million and $1.47, respectively. As adjusted net income from continuing operations and as adjusted earnings per diluted share for the year ended December 31, 2017 was $237.6 million and $1.98, respectively. Net income from continuing operations and earnings per diluted share for the year ended December 31, 2016 was $206.6 million and $1.69, respectively. Adjusting for the tax reform impact, the increase in net income and earnings per share from the prior year is attributable to an increase in margin dollars as a result of the increase in both the number of homes closed and average selling price of homes closed.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Average Active Selling Communities

	Year Ended December 31,
	2016	2015	Change
East	129	95	35.8%
Central	117	106	10.4
West	63	58	8.6
Total	309	259	19.3%

Consolidated:

Average active selling communities increased 19.3%, primarily in the East region due to the acquisitions of JEH Homes (“JEH”) in April 2015 and three divisions of Orleans Homes (“Orleans”) in July 2015. In addition, we experienced community growth in existing divisions in our Central and West regions such as Houston, Austin and divisions within our California market. We also opened new communities and closed out existing communities throughout all of our legacy markets.

Net Sales Orders

	Year Ended December 31, (1)
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	3,158	2,154	46.6%	$1,223,046	$805,982	51.7%	$387	$374	3.5%
Central	2,075	2,267	(8.5)	977,440	1,039,810	(6.0)	471	459	2.6
West	2,271	2,260	0.5	1,281,266	1,123,288	14.1	564	497	13.5
Total	7,504	6,681	12.3%	$3,481,752	$2,969,080	17.3%	$464	$444	4.5%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:

The number of net homes sold and sales value of homes increased by 46.6% and 51.7%, respectively, primarily due to the acquisitions of JEH, Acadia Homes (“Acadia”) and Orleans, which contributed to the increase in communities. The change in the total sales value was a result of a higher number of units, primarily attributable to an increase in average active selling communities in the majority of our markets. In addition, the results for 2016 represent full period net sales orders from our acquired divisions, whereas the 2015 balances include data for the acquired divisions only for the periods since their respective acquisitions. The average selling price of net homes sold increased throughout the region for 2016 due to product mix.

Central:

The number of net homes sold and sales value of homes decreased by 8.5% and 6.0%, respectively, whereas the average selling price increased by 2.6%. Despite the decrease in the annual results for this region, we experienced fourth quarter improvements in 2016 in the Central region with increases in net sales orders and total sales value by 13.1% and 12.5%, respectively, when compared to the fourth quarter of 2015. While slower job growth and a decline in relocations to Houston compared to previous years impacted the year-over-year performance, the divisions in the Central region experienced increased average selling prices for 2016 as well as declining cancellation rates.

West:

The number of net homes sold remained relatively flat and sales value of homes increased by 14.1%, respectively, primarily due to an increase in average active selling communities in our California markets. The average selling price of net homes sold increased by 13.5% as a result of our performance in several of our markets in California and Phoenix which experienced price increases due to increased consumer demand.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2016	2015
East	12.1%	12.7%
Central	15.5	16.5
West	13.7	12.5
Total Company	13.6%	13.9%

(1)	Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

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

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	1,220	900	35.6%	$524,406	$368,349	42.4%	$430	$409	5.1%
Central	958	1,169	(18.0)	494,243	590,177	(16.3)	516	505	2.2
West	953	863	10.4	513,261	434,447	18.1	539	503	7.2
Total	3,131	2,932	6.8%	$1,531,910	$1,392,973	10.0%	$489	$475	2.9%

(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value increased by 6.8% and 10.0% at 2016 year end as compared to the 2015 year end, respectively. The increase in backlog units is primarily as a result of the combination of increased sales orders and a decrease in our cancellation rate. The increase in total sales value is directionally consistent with the 2.9% increase in the average selling price which is a result of higher average selling prices for net sales orders.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, net			Average Selling Price
	2016	2015	Change	2016	2015	Change	2016	2015	Change
East	2,902	2,121	36.8%	$1,119,334	$833,327	34.3%	$386	$393	(1.8)%
Central	2,286	2,317	(1.3)	1,099,780	1,082,459	1.6	481	467	3.0
West	2,181	1,873	16.4	1,206,407	974,182	23.8	553	520	6.3
Total	7,369	6,311	16.8%	$3,425,521	$2,889,968	18.5%	$465	$458	1.5%

East:

The number of homes closed and home closings revenue, net increased by 36.8% and 34.3%, respectively, for the 2016 year as compared to the 2015 year primarily due to the current year results encompassing a full period of home closings from all of our acquired divisions, whereas 2015 included results only for JEH and the acquired divisions of Orleans for a partial year. Additionally, we organically grew our markets through community openings which resulted in increased homes closed. Certain economic market improvements, as well as favorable homebuyer reception of new products and new communities, contributed to the increase in net home closings revenue in 2016 compared to 2015. The average selling price decreased by 1.8% as a result of the newly acquired markets over the past year in Atlanta, Charlotte, Chicago, and Raleigh where average selling prices were lower than our legacy markets.

Central:

The number of homes closed decreased by 1.3% for the 2016 year as compared to the 2015 year primarily as a result of our Houston market. Higher price point homes in this market have been affected the most by oil industry economic factors in Texas in 2016. While the high price point homes were the most affected in home closings units, the majority of the markets within this region experienced price appreciation, which contributed to the region's 1.6% increase in home closings revenue, net in 2016 and a 3.0% increase in average selling price compared to 2015.

West:

The number of homes closed and home closings revenue, net increased by 16.4% and 23.8%, respectively for the 2016 year as compared to the 2015 year. The increase in units was primarily driven by our Phoenix market which continued to grow as a result of job growth and a lower cost of living when compared to other markets. Our Phoenix and California markets contributed to the increase in home closing revenue, net as a result of increased average selling price

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2016	2015	Change
East	$21,043	$9,374	$11,669
Central	29,753	17,739	12,014
West	13,757	16,657	(2,900)
Total	$64,553	$43,770	$20,783

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

Segment Home Closings Gross Margins

	East		Central		West		Total
	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Home closings revenue, net	$1,119,334	$833,327	$1,099,780	$1,082,459	$1,206,407	$974,182	$3,425,521	$2,889,968
Cost of home closings	892,914	655,237	902,084	886,821	1,006,741	816,765	2,801,739	2,358,823
Home closings gross margin	226,420	178,090	197,696	195,638	199,666	157,417	623,782	531,145
Home closings gross margin %	20.2%	21.4%	18.0%	18.1%	16.6%	16.2%	18.2%	18.4%

Consolidated:

Our consolidated home closings gross margin percentage for the year ended December 31, 2016 decreased to 18.2% from 18.4% compared to the prior year. Amortization of capitalized interest benefited our overall margins as we have experienced a decrease in our interest incurred from the redemption, in May 2015, of our 7.75% Senior Notes due 2020 (“the 2020 Notes”) and issuance, in April 2015, of our 5.875% Senior Notes due 2023. Partially offsetting this benefit, in 2016, we increased closings of aged finished inventory which negatively impacted margins as such homes typically have lower margins than to-be-built homes and a higher cost of capital due to longer carry times. Purchase accounting also negatively impacted our consolidated gross margin percentage in 2016 when compared to 2015.

East:

Home closings gross margin percentage decreased to 20.2% from 21.4% for the year ended December 31, 2016 compared to the prior year, primarily due to an overall shift in our product mix from our higher margin homes in our Florida divisions to our newly acquired divisions, which have slightly lower margin percentages. An impairment charge of approximately $3.5 million for the year ended December 31, 2016, in our Chicago division negatively impacted our home closings gross margin results. Furthermore, the effects of purchase accounting stemming from these business combinations has also negatively impacted home closings gross margin in this region.

Central:

Home closings gross margin percentage remained relatively consistent for the years ended December 31, 2017 and 2016. Despite the economic uncertainty regarding the oil industry, which occurred throughout 2016 and thereby negatively impacting the number of homes closed, the Central region maintained home closings gross margin percentage through sales price increases in markets other than Houston.

West:

Home closings gross margin percentage increased to 16.6% from 16.2% for the year ended December 31, 2016 compared to the prior year. The majority of the markets within this region experienced an increase in their margins through sales price increases to offset the increase in land, development and construction costs.

Mortgage Operations

Our Mortgage Operations segment provides mortgage lending through our subsidiary, TMHF, and title service through our subsidiary, Inspired Title. The following details the number of loans closed, net income per closed loan, the aggregate value, capture rate, and average FICO on our loans for the following periods:

	Closed Loans	Profit per Closed Loan (1)	Aggregate Loan Volume (in millions)	Capture Rate	Average FICO
December 31, 2016	4,435	5,441	$1,492.5	80%	743
December 31, 2015	3,675	5,360	$1,219.0	79%	742

(1) Excludes hedging gain/loss

Our net income per closed loan increased for the year ended December 31, 2016 compared to 2015 primarily due to increased margins as a result of improvements in the gain on sale of loans due to better investor pricing from our mandatory commitments model. In addition, 2015 was negatively impacted by an increase in overhead related to increasing our in-house underwriting platform in preparation for shifting to agency originations and additional regulation

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders.

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

General and Administrative Expenses

General and administrative expenses, as a percentage of home closings revenue, were 3.6% and 3.3% for the years ended December 31, 2016 and 2015, respectively. The increase was attributable to increased headcount and other investments we have made for future business optimization, as well as the acquisition we completed in 2016.

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

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the years ended December 31, 2017 and 2016 were homebuilding acquisitions, land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, stock repurchases and the payment of various liabilities. In addition, net proceeds from our equity offerings during the year were used to repurchase our Principal Equityholders' indirect interest in TMHC. Cash flows for each of our communities depend on the status of the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

The table below summarizes our total cash and liquidity as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2017	2016
Total Cash, including Restricted Cash(1)	$575,503	$301,812
Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(47,126)	(31,903)
Revolving Credit Facility Borrowings Outstanding	—	—
Revolving Credit Facility Availability	452,874	468,097
Total Liquidity	$1,028,377	$769,909
(1) In January 2018, we completed two additional equity offerings which included the purchase of 7.6 million shares of our Class B Common Stock from our Principal Equityholders for approximately $200.0 million.

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $386.2 million for the year ended December 31, 2017 compared to $372.6 million provided by operating activities for the year ended December 31, 2016. The increase in cash provided by operating activities was primarily attributable to a decrease in mortgage loans held for sale as a result of selling more loans offset by a smaller decrease in real estate inventory year over year. The decreases in mortgage loans held for sale and real estate inventory were partially offset by lower net income before allocation to non-controlling interests for the year ended December 31, 2017 compared to the same period in the prior year.

Investing Cash Flow Activities

Net cash used in investing activities was $36.0 million for the year ended December 31, 2017 compared to net cash used in investing activities of $81.0 million for the year ended December 31, 2016. The primary driver of the change between periods was the 2016 acquisition of Acadia for $52.8 million.

Financing Cash Flow Activities

Net cash used in financing activities was $76.5 million for the year ended December 31, 2017 compared to cash used in financing activities of $117.3 million for the year ended December 31, 2016. The primary driver of the change between periods was the repayments on the Revolving Credit Facility in 2016. We did not have any borrowings or repayments on our Revolving Credit Facility in 2017.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of December 31, 2017.

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

2023 Senior Notes and Redemption of the 2020 Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of the 2020 Notes on May 1, 2015, at a redemption price of 105.813% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2020 Notes, we recorded a loss on extinguishment of debt of $33.3 million during the second quarter of 2015, which included the payment of the redemption premium and write-off of net unamortized deferred financing fees.

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

TMHC Compared to TMM Holdings
TMM Holdings is a parent guarantor of certain of our debt facilities. The financial information of TMHC is substantially identical to the financial performance and operations of TMM Holdings except for certain costs associated with maintaining a public company status and Class A common stock, which are attributable to TMHC.

Revolving Credit Facility
At December 31, 2017, our $500.0 million Revolving Credit Facility was scheduled to mature on April 12, 2019. On January 26, 2018, we amended our Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022.

Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023 and 2024 Senior Notes.
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
The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2017 and 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	At December 31, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$12,990	$39,000	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	41,447	85,000	LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	64,385	125,000	LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$118,822	$249,000

	At December 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$37,093	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	57,875	85,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	103,596	125,000	LIBOR + 2.375% to 2.5%	September 26, 2017	Mortgage Loans and Restricted Cash
Total	$198,564	$265,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2017 and 2016, are collateralized by $187.0 million and $233.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $1.6 million and $1.6 million, respectively, of cash, which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of December 31, 2017 and 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2017 and 2016. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2017	2016
Letters of credit (1)	$47,126	$31,903
Surety bonds	284,617	270,943
Total outstanding letters of credit and surety bonds	$331,743	$302,846
(1) As of December 31, 2017 and 2016, there was $200 million total capacity of letters of credit available under our Revolving Credit Facility.

Contractual Obligations as of December 31, 2017

(Dollars in thousands)	Payments Due by Period
	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$27,912	$8,010	$10,542	$6,438	$2,922
Unrecognized tax benefit obligations including interest and penalties	6,882	—	6,882	—	—
Land purchase contracts and lot options	405,256	169,811	181,295	35,994	18,156
Senior notes (1)	1,250,000	—	—	550,000	700,000
Other debt outstanding (1)	258,275	204,872	45,673	4,655	3,075
Estimated interest expense (2)	415,166	76,252	139,664	138,437	60,813
Totals	$2,363,491	$458,945	$384,056	$735,524	$784,966

(1)
As of December 31, 2017 total debt outstanding included $550.0 million aggregate principal amount of 2021 Senior Notes, $350.0 million aggregate principal amount of 2023 Senior Notes, $350.0 million aggregate principal amount of 2024 Senior Notes, $118.8 million of mortgage borrowings by TMHF, no outstanding borrowings on the Revolving Credit Facility, and $139.5 million of loans and other borrowings. Scheduled maturities of certain loans and other borrowings as of December 31, 2017 reflect estimates of anticipated lot take-downs associated with such loans.

(2)	Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.5% as of December 31, 2017.

Off-Balance Sheet Arrangements as of December 31, 2017

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

The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2017	2016
East	$29,316	$25,923
Central	32,874	30,146
West	126,559	98,625
Mortgage Operations	3,615	3,215
Total	$192,364	$157,909

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of December 31, 2017, we had outstanding land purchase and lot option contracts of $405.3 million for 5,037 lots. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2017, 92.1% of our debt was fixed rate and 7.9% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2017, we had no outstanding borrowings under our Revolving Credit Facility. We had $452.9 million of additional availability for borrowings and $152.9 million of additional availability for letters of credit (giving effect to $47.1 million of letters of credit outstanding as of such date). See Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources – Debt Instruments – Revolving Credit Facility. Our fixed rate debt is subject to a requirement that we offer to purchase the 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2017. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 15-20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(Dollars in millions, except percentage data)	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate Debt	$86.1	$40.3	$5.3	$553.7	$1.0	$703.1	$1,389.5	$1,436.4
Weighted average interest rate (1)	3.5%	3.5%	3.5%	5.5%	3.5%	5.5%	5.3%	—%
Variable rate debt (2)	$118.8	—	—	—	—	—	$118.8	$118.8
Average interest rate	3.5%	—%	—%	—%	—%	—%	3.5%	—%

(1)	Represents the coupon rate of interest on the full principal amount of the debt.

(2)
Based upon the amount of variable rate debt at December 31, 2017, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.2 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

Separate combined financial statements of our unconsolidated joint venture investments have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2018

We have served as the Company's auditor since 2011.

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$573,925	$300,179
Restricted cash	1,578	1,633
Total cash, cash equivalents, and restricted cash	575,503	301,812
Real estate inventory:
Owned inventory	2,956,709	3,010,967
Real estate not owned under option agreements	2,527	6,252
Total real estate inventory	2,959,236	3,017,219
Land deposits	49,768	37,233
Mortgage loans held for sale	187,038	233,184
Derivative assets	1,584	2,291
Prepaid expenses and other assets, net	72,334	73,425
Other receivables, net	94,488	115,246
Investments in unconsolidated entities	192,364	157,909
Deferred tax assets, net	118,138	206,634
Property and equipment, net	7,112	6,586
Intangible assets, net	2,130	3,189
Goodwill	66,198	66,198
Total assets	$4,325,893	$4,220,926
Liabilities
Accounts payable	$140,165	$136,636
Accrued expenses and other liabilities	201,540	209,202
Income taxes payable	4,525	10,528
Customer deposits	132,529	111,573
Senior notes, net	1,239,787	1,237,484
Loans payable and other borrowings	139,453	150,485
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	118,822	198,564
Liabilities attributable to real estate not owned under option agreements	2,527	6,252
Total liabilities	1,979,348	2,060,724
COMMITMENTS AND CONTINGENCIES (Note 21)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 85,449,253 and 33,340,291 shares issued, 82,399,996 and 30,486,858 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	1	—
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 37,179,616 and 88,942,052 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	1,341,873	384,709
Treasury stock at cost; 3,049,257 and 2,853,433 shares as of December 31, 2017 and December 31, 2016, respectively	(47,622)	(43,524)
Retained earnings	319,833	228,613
Accumulated other comprehensive loss	(17,968)	(17,989)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	1,596,117	551,810
Non-controlling interests — joint ventures	1,663	1,525
Non-controlling interests — Principal Equityholders	748,765	1,606,867
Total stockholders’ equity	2,346,545	2,160,202
Total liabilities and stockholders’ equity	$4,325,893	$4,220,926

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Home closings revenue, net	$3,799,061	$3,425,521	$2,889,968
Land closings revenue	17,093	64,553	43,770
Mortgage operations revenue	69,136	59,955	43,082
Total revenues	3,885,290	3,550,029	2,976,820
Cost of home closings	3,092,704	2,801,739	2,358,823
Cost of land closings	12,005	35,912	24,546
Mortgage operations expenses	41,652	32,099	25,536
Total cost of revenues	3,146,361	2,869,750	2,408,905
Gross margin	738,929	680,279	567,915
Sales, commissions and other marketing costs	259,663	239,556	198,676
General and administrative expenses	130,777	122,207	95,235
Equity in income of unconsolidated entities	(8,846)	(7,453)	(1,759)
Interest income, net	(577)	(184)	(192)
Other expense, net	2,256	11,947	11,634
Loss on extinguishment of debt	—	—	33,317
Gain on foreign currency forward	—	—	(29,983)
Income from continuing operations before income taxes	355,656	314,206	260,987
Income tax provision	179,006	107,643	90,001
Net income from continuing operations	176,650	206,563	170,986
Discontinued operations:
Transaction expenses from discontinued operations	—	—	(9,043)
Gain on sale of discontinued operations	—	—	80,205
Income tax expense from discontinued operations	—	—	(13,103)
Net income from discontinued operations	—	—	58,059
Net income before allocation to non-controlling interests	176,650	206,563	229,045
Net income attributable to non-controlling interests — joint ventures	(430)	(1,294)	(1,681)
Net income before non-controlling interests — Principal Equityholders	176,220	205,269	227,364
Net income from continuing operations attributable to non-controlling interests — Principal Equityholders	(85,000)	(152,653)	(123,909)
Net income from discontinued operations attributable to non-controlling interests — Principal Equityholders	—	—	(42,406)
Net income available to Taylor Morrison Home Corporation	$91,220	$52,616	$61,049
Earnings per common share — basic:
Income from continuing operations	$1.47	$1.69	$1.38
Discontinued operations — net of tax	$—	$—	$0.47
Net income available to Taylor Morrison Home Corporation	$1.47	$1.69	$1.85
Earnings per common share — diluted:
Income from continuing operations	$1.47	$1.69	$1.38
Discontinued operations — net of tax	$—	$—	$0.47
Net income available to Taylor Morrison Home Corporation	$1.47	$1.69	$1.85
Weighted average number of shares of common stock:
Basic	62,061	31,084	33,063
Diluted	120,915	120,832	122,384

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Income before non-controlling interests, net of tax	$176,650	$206,563	$229,045
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments, net of tax	—	—	(27,779)
Post-retirement benefits adjustments, net of tax	21	(244)	1,613
Other comprehensive income/(loss), net of tax	21	(244)	(26,166)
Comprehensive income	176,671	206,319	202,879
Comprehensive income attributable to non-controlling interests — joint ventures	(430)	(1,294)	(1,681)
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(85,000)	(152,401)	(147,236)
Comprehensive income available to Taylor Morrison Home Corporation	$91,241	$52,624	$53,962

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest - Joint Venture	Non-controlling Interest - Principal Equityholders	Total Stockholders’ Equity
Balance — December 31, 2014	33,060,540	—	89,227,416	1	374,358	—	—	114,948	(10,910)	6,528	1,292,236	1,777,161
Net income	—	—	—	—	—	—	—	61,049	—	1,681	166,315	229,045
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(7,087)	—	(19,079)	(26,166)
Exchange of New TMM Units and corresponding number of Class B Common Stock	87,055	—	(87,055)	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(31,792)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units, net of shares withheld for tax	11,260	—	—	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(934,434)	—	—	—	—	934,434	(14,981)	—	—	—	—	(14,981)
Stock based compensation	—	—	—	—	2,540	—	—	—	—	—	6,889	9,429
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	(1,811)	—	(1,811)
Balance — December 31, 2015	32,224,421	—	89,108,569	1	376,898	934,434	(14,981)	175,997	(17,997)	6,398	1,446,361	1,972,677
Net income	—	—	—	—	—	—	—	52,616	—	1,294	152,653	206,563
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	8	—	(252)	(244)
Exchange of New TMM Units and corresponding number of Class B Common Stock	159,863	—	(159,863)	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(6,654)	—	—	—	—	—	—	—	—	—
Exercise of stock options	7,786	—	—	—	146	—	—	—	—	—	—	146
Issuance of restricted stock units, net of shares withheld for tax	13,787	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(1,918,999)	—	—	—	—	1,918,999	(28,543)	—	—	—	—	(28,543)
Stock based compensation	—	—	—	—	2,807	—	—	—	—	—	8,105	10,912
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	4,858	—	—	—	—	(6,167)	—	(1,309)
Balance — December 31, 2016	30,486,858	—	88,942,052	1	384,709	2,853,433	(43,524)	228,613	(17,989)	1,525	1,606,867	2,160,202
Net income	—	—	—	—	—	—	—	91,220	—	430	85,000	176,650
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	21	—	—	21
Exchange of New TMM Units and corresponding number of Class B Common Stock	260,389	—	(260,389)	—	—	—	—	—	—	—	—	—

Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(2,047)	—	—	—	—	—	—	—	—	—
Exercise of stock options	288,808	—	—	—	5,235	—	—	—	—	—	—	5,235
Issuance of restricted stock units, net of shares withheld for tax	59,765	—	—	—	(307)	—	—	—	—	—	—	(307)
Repurchase of common stock	(195,824)	—	—	—	—	195,824	(4,098)	—	—	—	—	(4,098)
Exchange of (repurchase) of B shares from secondary offerings	51,500,000	1	—	—	946,430	—	—	—	—	—	—	946,431
Repurchase of New TMM Units from principal equityholders	—	—	(51,500,000)	(1)	—	—	—	—	—	—	(948,883)	(948,884)
Stock based compensation	—	—	—	—	5,806	—	—	—	—	—	5,781	11,587
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	(292)	—	(292)
Balance — December 31, 2017	82,399,996	$1	37,179,616	$—	$1,341,873	3,049,257	$(47,622)	$319,833	$(17,968)	$1,663	$748,765	$2,346,545
See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$176,650	$206,563	$229,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(8,846)	(7,453)	(1,759)
Stock compensation expense (1)	11,587	10,912	7,891
Loss on extinguishment of debt	—	—	33,317
Distributions of earnings from unconsolidated entities	6,965	4,261	2,204
Depreciation and amortization	3,953	3,972	4,107
Debt issuance costs amortization	3,819	3,843	4,442
Net income from discontinued operations	—	—	(58,059)
Gain on foreign currency forward	—	—	(29,983)
Contingent consideration	736	3,838	4,200
Deferred income taxes	88,496	26,854	24,702
Inventory impairments	—	3,473	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	41,723	166,343	(424,607)
Mortgages held for sale, prepaid expenses and other assets	67,186	(21,052)	(69,650)
Customer deposits	20,956	18,791	19,961
Accounts payable, accrued expenses and other liabilities	(20,989)	(20,479)	2,996
Income taxes payable	(6,003)	(27,264)	(11,495)
Net cash provided by (used in) operating activities	386,233	372,602	(262,688)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,421)	(1,908)	(4,298)
Payments for business acquisitions	—	(52,819)	(225,800)
Distribution from unconsolidated entities	4,083	6,087	10,063
Investments of capital into unconsolidated entities	(36,657)	(32,357)	(28,664)
Proceeds from sale of discontinued operations	—	—	268,853
Proceeds from settlement of foreign currency forward, net	—	—	29,983
Net cash (used in) provided by investing activities	(35,995)	(80,997)	50,137
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	21,621	33,360	51,909
Repayments of loans payable and other borrowings	(16,511)	(17,935)	(64,601)
Borrowings on revolving credit facility	—	255,000	480,000
Payments on revolving credit facility	—	(370,000)	(405,000)
Borrowings on mortgage warehouse	838,172	1,200,449	910,516
Repayment on mortgage warehouse	(917,914)	(1,185,329)	(887,822)
Proceeds from the issuance of senior notes	—	—	350,000
Repayments on senior notes	—	—	(513,608)
Payment of deferred financing costs	—	—	(4,538)
Payment of contingent consideration	—	(3,100)	(3,050)
Proceeds from stock option exercises	5,235	146	—
Proceeds from issuance of shares from secondary offerings	1,111,806	—	—
Repurchase of common stock, net	(4,098)	(28,543)	(15,000)
Repurchase of shares from principal equity holders	(1,114,259)	—	—
Payment of taxes related to net share settlement of equity awards	(307)	—	—
Distributions to non-controlling interests of consolidated joint ventures, net	(292)	(1,309)	(1,811)
Net cash used in financing activities	(76,547)	(117,261)	(103,005)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(20,491)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$273,691	$174,344	$(336,047)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period (2)	301,812	127,468	463,515
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$575,503	$301,812	$127,468
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(96,525)	$(107,961)	$(90,764)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$66,985	$63,075	$16,470
Change in inventory not owned	$(3,725)	$(1,669)	$1,223
Original accrual of contingent consideration for business combinations	$—	$380	$3,200
Non-cash portion of loss on debt extinguishment	$—	$—	$5,102

(1) Stock compensation expense shown here is exclusive of stock compensation expense related to discontinued operations.
(2) Cash and cash equivalents shown here include the cash of Monarch Corporation. For the year ended December 31, 2014, cash held at Monarch was $227,988.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its subsidiaries, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of December 31, 2017 we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. As of December 31, 2017, our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a mortgage operating component, all of which are managed as four reportable segments: East, Central, West, and Mortgage Operations. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Mortgage Operations reportable segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Service, LLC (“Inspired Title”).

During the quarter ended March 31, 2017, we realigned our homebuilding operating divisions within our existing segments based on geographic location and management's long term strategic plans, however our reporting segments remained unchanged. As a result, all historical periods presented in the segment information have been reclassified to give effect to this segment realignment. See Note 19 – Operating and Reporting Segments for further information.

On April 12, 2013, TMHC completed the initial public offering (the “IPO”) of its Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The shares of Class A Common Stock began trading on the New York Stock Exchange on April 10, 2013 under the ticker symbol “TMHC.” As a result of the completion of the IPO and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013 (the “Reorganization Transactions”), TMHC became the indirect parent of TMM Holdings Limited Partnership (“TMM Holdings”) (an entity formed by a consortium comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”) , investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (the “Oaktree Entities”), and affiliates of JH Investments, Inc. (the “JH Entities” and, together with the TPG Entities and Oaktree Entities, the “Principal Equityholders”) through the formation of TMM Holdings II Limited Partnership (“New TMM”). In the Reorganization Transactions, the TPG Entities and the Oaktree Entities each formed new holding vehicles to hold interests in New TMM (the “TPG Holding Vehicle” and the “Oaktree Holding Vehicle” respectively). As of December 31, 2017 and 2016, the Principal Equityholders owned 31.1% and 74.5%, respectively of the Company. JH Investments owned 0.0% following our public offering completed on February 6, 2017. See Note 14 - Stockholders' Equity for a discussion of the series of public offerings. See Note 23 - Subsequent Events for changes to this ownership subsequent to December 31, 2017.

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

Discontinued Operations — As a result of our decision in December 2014 to divest of Monarch Corporation (“Monarch”), our former Canadian operating segment, the operating results and financial position of the Monarch business are presented as discontinued operations for the year ended December 31, 2015. Refer to Note 5 – Discontinued Operations for further information regarding Monarch.

Non-controlling interests — In connection with the Reorganization Transactions consummated at the time of the Company's IPO, the Company became the sole owner of the general partner of New TMM. As the general partner of New TMM, the Company exercises exclusive and complete control over New TMM. Consequently, the Company consolidates New TMM and records a non-controlling interest in the Consolidated Balance Sheets for the economic interests in New TMM, that are directly or indirectly held by the Principal Equityholders or by members of management and the Board of Directors. Refer to Note 23 – Subsequent Events for discussion regarding Principal Equityholders ownership subsequent to December 31, 2017.

Joint Ventures — We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Consolidated Statements of Operations.

Reclassifications — Prior period amounts for cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flows have been reclassified to conform with current period financial statement presentation as a result of adopting Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2017, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — For both years ended December 31, 2017 and 2016, restricted cash consisted of cash pledged to collateralize mortgage credit lines.

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

The life cycle of a typical community generally ranges from two to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase and concluding with the sale, construction and delivery of homes. Actual community duration will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or as finished lots.

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is delivered or when the related inventory is charged to cost of sales.

We assess the recoverability of our inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the years ended December 31, 2017 and 2015 no impairment charges were recorded. During the year ended December 31, 2016, we recorded $3.5 million of impairment charges in Cost of home closings on the Consolidated Statement of Operations, for certain assets in our East reporting segment as a result of increases in development costs.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease developing a project, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of December 31, 2017, we had two inactive projects with a carrying value of $10.7 million in the West segment. There are no inactive projects in our Central or East segments.

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

Derivative Assets  — We are exposed to interest rate risk for interest rate lock commitments (“IRLCs”) and mortgage loans held for sale originated until those loans are sold in the secondary market. The price risk related to changes in the fair value of IRLCs and mortgage loans held for sale not committed to be purchased by investors are subject to change primarily due to changes in market interest rates. We manage the interest rate and price risk associated with our outstanding IRLC's and mortgage loans held for sale not committed to be purchased by investors by entering into hedging instruments such as forward loan sales commitments and mandatory delivery commitments. We expect these instruments will experience changes in fair value inverse to changes in the fair value of the IRLCs and mortgage loans held for sale not committed to investors, thereby reducing earnings volatility. Best effort sale commitments are also executed for certain loans at the time the IRLC is locked with the borrower. The fair value of the best effort IRLC and mortgages receivable are valued using the commitment price to the investor. We take into account various factors and strategies in determining what portion of the IRLCs and mortgage loans held for sale to economically hedge. FASB ASC 815-25 Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting, therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in mortgage operations revenue/expenses on the statement of operations in the period in which they occur.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets consist of the following:

	As of December 31,
(Dollars in thousands)	2017	2016
Prepaid expenses	$53,439	$59,372
Other assets	18,895	14,053
Total prepaid expenses and other assets, net	$72,334	$73,425

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

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, net, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued. Allowances at December 31, 2017 and 2016 were immaterial.

Investments in Consolidated and Unconsolidated Entities

Consolidated Joint Ventures and Option Agreements — In the ordinary course of business, we participate in strategic land development and homebuilding joint ventures with third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Some of these ventures develop land for the sole use of the venture participants and others develop land for sale to the joint venture participants and to unrelated builders. In addition, we are involved with third parties who are involved in land development and homebuilding activities, including home sales. We review such contracts to determine whether they are a variable interest entity (“VIE”). In accordance with ASC Topic 810, “Consolidation,” for each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we continue our analysis to determine if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected returns. For these entities in which we are expected to absorb the losses or benefits, we consolidate the results in the accompanying Consolidated Financial Statements.

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For joint ventures accounted for using the equity method, our share of net earnings or losses is included in equity in income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a third party. These joint ventures are recorded in investments in unconsolidated entities on the Consolidated Balance Sheets.

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the years ended December 31, 2017, 2016 or 2015.

Income Taxes — We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. As a result of the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, we have recorded a material charge to earnings in the period ending December 31, 2017. See Note 13 - Income Taxes for additional details.

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

Depreciation expense was $2.8 million, 2.9 million, and $3.3 million, respectively, for the years ended ended December 31, 2017, 2016, and 2015 . Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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
ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. For the year ended December 31, 2017, there was no change in the amount of goodwill. For the year ended December 31, 2016 there were $8.5 million of additions to goodwill due to our acquisition of Acadia Homes. There was no impairment of goodwill for the years ended December 31, 2017, 2016, and 2015.

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

We offer warranties on homes that generally provide a limited warranty to cover various defects in workmanship or materials, including structural defects. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in the arrangement, therefore, it is accounted for in accordance with ASC Topic 450, “Contingencies,” which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery if all other criteria for revenue recognition have been met. Thus, the warranty would not be considered a separate deliverable in the arrangement since it is not priced apart from the home. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of cost of home closings.

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

Non-controlling Interests — Principal Equityholders — Immediately prior to our IPO, as part of the Reorganization Transactions, the existing holders of limited partnership interests of TMM Holdings exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”). For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B Common Stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit, is exchangeable into one share of our Class A Common Stock in accordance with the terms of the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units. See Note 23 - Subsequent Events for changes to ownership subsequent to December 31, 2017.

Stock Based Compensation — We have stock options, performance based restricted stock units and non-performance-based restricted stock units which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance-based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance-based restricted stock units are time based awards and measured using the closing price on the date of grant and are expensed ratably over the vesting period on a straight-line basis.

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, “Equity - Treasury Stock.” Repurchased shares are reflected as a reduction in Stockholders' Equity and subsequent sale of repurchased shares are recognized as a change in Equity. When factored into our weighted average calculations for purposes of earnings per share, the number of repurchased shares is based on the trade date.

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

We typically grant our homebuyers certain sales incentives, including cash discounts, incentives on options included in the home, option upgrades, and seller-paid financing or closing costs. Incentives and discounts are accounted for as a reduction in the sales price of the home and home closings revenue is shown net of discounts. For the years ended December 31, 2017, 2016 and 2015, discounts and incentives were $289.5 million, $250.5 million and $179.3 million, respectively. We also receive rebates from certain vendors and these rebates are accounted for as a reduction to cost of home closings.

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

Advertising Costs — We expense advertising costs as incurred. For each year ended December 31, 2017 and 2016, advertising costs were $30.9 million. For the year ended December 31, 2015 advertising costs were $30.1 million.

Recently Issued Accounting Pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. This change will allow an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, thus reducing the cost and complexity of evaluating goodwill for impairment. This amendment will be effective for us in our fiscal year beginning January 1, 2020. We do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business by providing a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. This amendment will be effective for us in our fiscal year beginning January 1, 2018. As ASU 2017-01 is not retroactive, we do not believe such guidance will have a significant impact on our consolidated financial statements and disclosures. Once adopted, we will evaluate the impact ASU 2017-01 will have on our consolidated financial statements and disclosures in the event of future acquisitions.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 primarily impacts off-balance sheet operating leases and will require such leases, with the exception of short-term leases, to be recorded on the balance sheet. Lessor accounting is not significantly impacted by the new guidance, however certain updates were made to align lessee and lessor treatment. ASU 2016-02 will be effective for us in our fiscal year beginning January 1, 2019. We do not believe the adoption of ASU 2016-02 will have a material impact on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU supersedes some cost guidance included in ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The following steps are to be applied to determine the proper revenue recognition: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

As a result of the adoption of ASU 2014-09, the timing and presentation of expenses related to certain sales offices and model homes will impact our financial statements. The majority of these costs were previously capitalized and presented within Prepaid expenses and other assets, net on the consolidated balance sheet and amortized through Sales, commissions and other marketing costs on the consolidated statement of operations. Beginning January 1, 2018, these costs will be allocated to Property and equipment, net on the consolidated balance sheet and will be depreciated through Sales, commissions and other marketing costs on the consolidated statement of operations. The balance of any unallocated capitalized marketing costs required to be expensed under ASU 2014-09 will be recorded to prior year retained earnings on our 2018 consolidated balance sheet. The adjustment in the first quarter of 2018 to our beginning balance of retained earnings is immaterial to our consolidated financial statements. In addition, beginning in January 2018, forfeited customer deposits that were previously included in Other expense, net, will now be reported as Home closings revenue, net in our consolidated statement of operations. The change in the presentation for certain sales office and model home costs as well as forfeited deposits as a result of the implementation of ASU 2014-09 will not be material to our consolidated financial statement and disclosures.

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

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the years presented include the combined results of operations of our acquisitions. Our acquisition of Acadia Homes is presented as if it had been completed on January 1, 2015. The pro forma presentation for our acquisitions of JEH Homes and the Charlotte, Chicago, and Raleigh divisions of Orleans Homes assumes both had been completed on January 1, 2014, however only the as adjusted for the year ended December 31, 2015 are presented. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisitions had taken place one year prior to their respective acquisition years. The pro forma information combines the historical results of the Company with the historical results of each of our acquisitions for the periods presented.

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

Pro forma presentation for the 2016 acquisition (1)

	As Adjusted for the Year Ended December 31,
(Dollars in thousands except per share data)	2016	2015
Pro forma total revenues	$3,550,029	$3,054,664
Pro forma net income from continuing operations	$207,304	$170,456

Pro forma earnings per share from continuing operations available to TMHC - Basic and Diluted	$1.70	$1.39

(1) The pro forma results above only give effect to the Acadia acquisition.

Pro forma presentation for the 2015 acquisitions (1)

As Adjusted for the Year Ended December 31,
(Dollars in thousands except per share data)	2015
Pro forma total revenues	$3,091,766
Pro forma net income from continuing operations	$181,122

Pro forma earnings per share from continuing operations available to TMHC - Basic and Diluted	$1.48
(1) The pro forma results above only give effect to the acquisitions of JEH and divisions of Orleans Homes.

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock and if all outstanding equity awards to issue shares of Class A Common Stock were exercised or settled. See Note 23 - Subsequent Events for changes to this ownership subsequent to December 31, 2017.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands except per share data)	2017	2016	2015
Numerator:
Net income available to TMHC – basic	$91,220	$52,616	$61,049
Income from discontinued operations, net of tax	—	—	58,059
Income from discontinued operations, net of tax attributable to non-controlling interest – Principal Equityholders	—	—	(42,406)
Net income from discontinued operations — basic	$—	$—	$15,653
Net income from continuing operations — basic	$91,220	$52,616	$45,396

Net income from continuing operations — basic	$91,220	$52,616	$45,396
Net income from continuing operations attributable to non-controlling interest – Principal Equityholders	85,000	152,653	123,909
Loss fully attributable to public holding company (1)	6,681	211	261
Net income from continuing operations — diluted	$182,901	$205,480	$169,566
Net income from discontinued operations — diluted	$—	$—	$58,059
Denominator:
Weighted average shares — basic (Class A)	62,061	31,084	33,063
Weighted average shares — Principal Equityholders’ non-controlling interest (Class B)	57,556	89,062	89,168
Restricted stock units	950	610	153
Stock options	348	76	—
Weighted average shares — diluted	120,915	120,832	122,384
Earnings per common share — basic:
Income from continuing operations	$1.47	$1.69	$1.38
Income from discontinued operations, net of tax	$—	$—	$0.47
Net income available to Taylor Morrison Home Corporation (2)	$1.47	$1.69	$1.85
Earnings per common share — diluted:
Income from continuing operations	$1.47	$1.69	$1.38
Income from discontinued operations, net of tax	$—	$—	$0.47
Net income available to Taylor Morrison Home Corporation (2),(3)	$1.47	$1.69	$1.85
(1) 2017 amount represents amounts fully attributed to Class A Common Stock, including U.S. tax expense from the Company's indirect ownership of a Canadian subsidiary which became a controlled foreign corporation in 2017, the Tax Act impact due to the mandatory repatriation of foreign earnings, and other costs associated with maintaining a public company status.
(2) 2017 amounts include impacts of the Tax Act, which was an aggregate $61.0 million expense.
(3) Diluted net income produced an anti-dilutive effect, therefore basic and diluted earnings per common share are the same.

We excluded a total weighted average of 1,655,017, 1,565,879, and 1,535,441 stock options and restricted stock units (“RSUs”) from the calculation of earnings per share for the years ended December 31, 2017, 2016, and 2015, respectively.

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

For the years ended December 31, 2017, 2016 , and 2015, we did not record any revenues or expenses related to the operations of Monarch. We closed on the sale on January 28, 2015 and the activity recorded in 2015 consists of post-closing transaction expenses, including administrative costs, legal fees, and stock based compensation charges. The gain on sale of discontinued operations was determined using the purchase price for Monarch, less related costs and tax. The components of discontinued operations were as follows:

Year Ended December 31,
(Dollars in thousands)	2015
Revenues	$—
Transaction expenses from discontinued operations	$(9,043)
Gain on sale of discontinued operations	80,205
Pre-tax income from discontinued operations	$71,162
Provision for taxes	(13,103)
Income from discontinued operations, net of tax	$58,059

There were no assets and liabilities of discontinued operations at December 31, 2017 or 2016.

6. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2017	2016
Real estate developed or under development	$2,130,263	$2,074,651
Real estate held for development or held for sale (1)	76,552	183,638
Operating communities (2)	659,398	650,036
Capitalized interest	90,496	102,642
Total owned inventory	2,956,709	3,010,967
Real estate not owned under option contracts	2,527	6,252
Total real estate inventory	$2,959,236	$3,017,219
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows:

	As of December 31,
(Dollars in thousands)	2017		2016
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	7,703	$338,642	7,142	$403,902
Partially developed	5,811	543,200	8,037	501,496
Finished	11,644	1,314,243	11,318	1,336,709
Long-term strategic assets	763	10,730	1,489	16,182
Total	25,921	$2,206,815	27,986	$2,258,289

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of December 31, 2017 and 2016, we had the right to purchase approximately 5,037 and 7,583 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $405.3 million and $542.6 million as of December 31, 2017 and 2016, respectively. We do not have title to these properties, and the creditors generally have no recourse against the Company. As of December 31, 2017 and 2016, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits totaling $49.8 million and $37.2 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest capitalized — beginning of period	$102,642	$105,148	$94,880
Interest incurred	82,713	88,345	93,431
Interest amortized to cost of home closings	(94,859)	(90,851)	(83,163)
Interest capitalized — end of period	$90,496	$102,642	$105,148

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50%. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows:

	As of December 31,
(Dollars in thousands)	2017	2016
Assets:
Real estate inventory	$627,841	$614,441
Other assets	138,341	171,216
Total assets	$766,182	$785,657
Liabilities and owners’ equity:
Debt	$193,770	$277,934
Other liabilities	27,556	22,603
Total liabilities	$221,326	$300,537
Owners’ equity:
TMHC	192,364	157,909
Others	352,492	327,211
Total owners’ equity	544,856	485,120
Total liabilities and owners’ equity	$766,182	$785,657

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Revenues	$330,099	$143,834	$26,865
Costs and expenses	(296,838)	(118,240)	(23,667)
Income of unconsolidated entities	$33,261	$25,594	$3,198
TMHC's share in income of unconsolidated entities	$8,846	$7,453	$1,759
Distributions from unconsolidated entities	$11,048	$10,348	$12,267

8. INTANGIBLE ASSETS

At December 31, 2017, the gross carrying amount and accumulated amortization of intangible assets was $14.0 million and $11.9 million, respectively. At December 31, 2016, the gross carrying amount and accumulated amortization was $14.0 million and $10.8 million, respectively.

Amortization of intangible assets is recorded on a straight-line basis over the life of the asset. Amortization expense recorded during the years ended December 31, 2017, 2016, and 2015 was $1.1 million, $1.0 million, and $1.1 million for each year, respectively.

9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
(Dollars in thousands)	2017	2016
Real estate development costs to complete	$14,815	$15,156
Compensation and employee benefits	72,352	63,802
Self-insurance and warranty reserves	51,010	50,550
Interest payable	17,125	17,233
Property and sales taxes payable	12,294	17,231
Other accruals	33,944	45,230
Total accrued expenses and other liabilities	$201,540	$209,202

Self Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Reserve — beginning of period	$50,550	$43,098	$44,595
Additions to reserves	27,561	26,571	19,681
Costs and claims incurred	(25,698)	(21,379)	(26,506)
Change in estimates to pre-existing reserves	(1,403)	2,260	5,328
Reserve — end of period	$51,010	$50,550	$43,098

10. DEBT

Total debt consists of the following:

	As of December 31,
	2017			2016
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021	550,000	3,892	546,108	550,000	5,089	544,911
5.875% Senior Notes due 2023	350,000	3,002	346,998	350,000	3,569	346,431
5.625% Senior Notes due 2024	350,000	3,319	346,681	350,000	3,858	346,142
Senior Notes subtotal	1,250,000	10,213	1,239,787	1,250,000	12,516	1,237,484
Loans payable and other borrowings	139,453	—	139,453	150,485	—	150,485
Revolving Credit Facility (1),(2)	—	—	—	—	—	—
Mortgage warehouse borrowings	118,822	—	118,822	198,564	—	198,564
Total debt	$1,508,275	$10,213	$1,498,062	$1,599,049	$12,516	$1,586,533
(1) The Revolving Credit Facility includes $2.0 million and $3.5 million of unamortized debt issuance costs as of December 31, 2017 and 2016, respectively, which is presented in prepaid expenses and other assets, net on the consolidated balance sheets.
(2) The Revolving Credit Facility was amended on January 26, 2018 to extend the maturity date from April 2019 to January 2022.

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

Revolving Credit Facility
At December 31, 2017, our $500.0 million Revolving Credit Facility was scheduled to mature on April 12, 2019. On January 26, 2018 we amended our Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022. Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023 and 2024 Senior Notes.
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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2017 and 2016, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	At December 31, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$12,990	$39,000	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	41,447	85,000	LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	64,385	125,000	LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$118,822	$249,000

	At December 31, 2016
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$37,093	$55,000	LIBOR + 2.5%	30 days written notice	Mortgage Loans
Comerica	57,875	85,000	LIBOR + 2.25%	November 16, 2017	Mortgage Loans
J.P. Morgan	103,596	125,000	LIBOR + 2.375% to 2.5%	September 26, 2017	Mortgage Loans and Restricted Cash
Total	$198,564	$265,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2017 and 2016, are collateralized by 187.0 million and 233.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and 1.6 million and 1.6 million, respectively, of cash, which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2017 and 2016 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2017 and 2016.

Future Minimum Principal Payments on Total Debt

Principal maturities of total debt for the year ended December 31, 2017 are as follows (in thousands):

Year Ended December 31,
2018	$204,872
2019	40,331
2020	5,343
2021	553,662
2022	993
Thereafter	703,074
Total debt	$1,508,275

11. FOREIGN CURRENCY FORWARD

In December 2014, we entered into a derivative financial instrument in the form of a foreign currency forward. The derivative financial instrument hedged our exposure to the Canadian dollar in conjunction with the disposition of the Monarch business.

The aggregate notional amount of the foreign exchange derivative financial instrument was $471.2 million at December 31, 2014. At December 31, 2014 the fair value of the instrument was not material to our consolidated financial position or results of operations. The final settlement of the derivative financial instrument occurred on January 30, 2015 and a gain in the amount of $30.0 million was recorded to gain on foreign currency forward in the Consolidated Statements of Operations for the year ended December 31, 2015. There was no activity relating to foreign currency forwards for the years ended December 31, 2017 and 2016.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2017, when compared to December 31, 2016.

The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2017		As of December 31, 2016
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$187,038	$187,038	$233,184	$233,184
Derivative assets, net	2	1,352	1,352	2,291	2,291
Mortgage borrowings	2	118,822	118,822	198,564	198,564
Loans payable and other borrowings	2	139,453	139,453	150,485	150,485
5.25% Senior Notes due 2021 (1)	2	546,108	561,000	544,911	563,750
5.875% Senior Notes due 2023 (1)	2	346,998	369,705	346,431	355,250
5.625% Senior Notes due 2024 (1)	2	346,681	366,205	346,142	353,500
Revolving Credit Facility (2)	2	—	—	—	—
Contingent consideration liability	3	5,328	5,328	17,200	17,200
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2) At December 31, 2017 and 2016, we had no borrowings outstanding on our Revolving Credit Facility.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2016
Inventories	3	$3,778

At December 31, 2017, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Domestic	$173,541	$98,125	$84,880
Foreign	5,465	9,518	5,121
Total income tax provision	$179,006	$107,643	$90,001
Current:
Federal	$73,974	$64,298	$57,053
State	9,379	9,178	9,557
Foreign	7,169	7,213	5,545
Current tax provision	$90,522	$80,689	$72,155
Deferred:
Federal	$95,243	$22,201	$16,406
State	(5,055)	2,448	1,864
Foreign	(1,704)	2,305	(424)
Deferred tax provision	$88,484	$26,954	$17,846
Total income tax provision	$179,006	$107,643	$90,001

The components of income before income taxes are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Domestic	$323,359	$282,207	$242,787
Foreign	32,297	31,999	18,200
Income before income taxes	$355,656	$314,206	$260,987

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	3.2	3.1	3.0
Foreign income taxed below U.S. Rate	(0.8)	(0.9)	(0.5)
Valuation allowance	—	(0.6)	(1.9)
Built in loss limitation	—	0.3	1.6
Uncertain tax positions	1.1	—	—
Non-controlling interest	—	(0.1)	(0.2)
State net operating loss adjustment	(2.1)	—	—
Deferred tax adjustments	(1.1)	—	—
Disallowed compensation expense	0.2	0.1	0.2
Domestic Manufacturing Deduction	(2.1)	(2.2)	(3.1)
Other	(0.2)	(0.4)	0.4
Tax reform legislation (1)	17.1	—	—
Effective Rate	50.3%	34.3%	34.5%

(1) On December 22, 2017, new legislation commonly known as the "Tax Cuts and Jobs Act" ("Tax Act"), was enacted. The Tax Act made comprehensive reforms to the United States tax code, including a decrease to the corporate statutory tax rate from 35% to 21%, and a one-time mandatory deemed repatriation tax of foreign earnings at a reduced rate, that may be payable over eight years.

In response to the Tax Act, SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the impacts of the Tax Act. SAB 118 allows for the recording provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations, if the Company has a reasonable estimate of the impact but the accounting is not yet complete. The measurement period is deemed to have ended in either one calendar year or when the Company has obtained, prepared and analyzed the information necessary to finalize its accounting for the impact of the Tax Act, whichever is earlier.
For the quarter ended December 31, 2017, we have recorded a discrete net tax expense of $61.0 million related to impacts related to the Tax Act. The net expense includes a provisional estimate of $57.4 million, a 16.1% increase to the effective rate, related to the write-down of our existing deferred tax assets to reflect the newly enacted U.S. federal tax rate, in accordance with SAB 118. The provisional expense is the Company’s best estimate of the deferred tax asset write-down at this time, however it is subject to change in the future. The estimate may be impacted by our calculation of additional adjustments made to federal temporary differences arising from a tax accounting method change filed with the IRS and the state tax effect of these additional adjustments.
The net expense related to tax reform recorded during the period ended December 31, 2017, also includes a provisional estimate of $3.6 million, a 1% increase to the effective rate, from the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. The Tax Act imposes a mandatory deemed repatriation tax on post-1986 foreign earnings and profits (“E&P”) of certain foreign subsidiaries to their 10% U.S. shareholders (regardless of whether such E&P is distributed) at a rate of 15.5% for U.S. corporate shareholders to the extent E&P does not exceed the U.S. shareholder’s aggregate foreign cash position (as defined in the Tax Act) and 8% for E&P in excess of such cash position. The resulting tax may be payable over eight years. The mandatory tax is partially offset by foreign tax credits generated by cash taxes that our Canadian subsidiaries previously paid to Canada. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of foreign repatriation tax of our Canadian subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The provisional expense is the Company’s best estimate of the foreign repatriation tax at this time, however it is subject to change in the future as we are continuing to gather additional information to more precisely compute the amount of the tax.
We own more than a 50% interest in a Canadian corporation. As a result, the Canadian corporation is classified as a controlled foreign corporation (a “CFC”) for U.S. federal income tax purposes. In certain circumstances a U.S. shareholder of a CFC is required to include currently in its income its proportionate share of certain categories of the CFC’s current earnings and profits, regardless of whether any amounts are actually distributed by the CFC.
Certain transactions between us and our Canadian subsidiaries creates interest income in Canada and the passive nature also subjects that income to current U.S. tax through a deemed dividend under Subpart F. As TMHC’s ownership interest continues to increase, the deemed dividend also increases which will negatively impact the effective tax rate. The impact to the effective rate for 2017 as a result of Subpart F was approximately 1.1%.
We will continue to have Subpart F deemed dividends in the future and a negative impact to our effective rate, unless we effectively unwind our Canadian subsidiaries from our structure, which could also cause the incurrence of certain Canadian withholding taxes in the period of unwind.
At December 31, 2017 and 2016, we had a valuation allowance of $0.8 million and $0.5 million, respectively, against net deferred tax assets, which include the tax benefit from Canadian, U.S. federal, and state net operating loss (“NOL”) carryforwards and capital loss carryforwards. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2027. State NOL carryforwards may be used to offset future taxable income for a period of 20 years, and begin to expire in 2026. For the years ended December 31, 2017 and December 31, 2016, we recorded a net valuation allowance increase of $0.3 million and decrease of $2.1 million, respectively. The increase in the valuation allowance primarily related to a capital loss carryforward which is not expected to be realized. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. State deferred tax assets include approximately $15.9 million and $10.4 million at December 31, 2017 and 2016, respectively, of tax benefits related to state NOL carryovers. The increase in state NOL carryovers between the years ending December 31, 2017 and 2016 was primarily the result of additional NOLs generated upon receiving a favorable ruling from the jurisdiction. On an ongoing basis, we will continue to review all available evidence to determine if and when we expect to realize our deferred tax assets and federal and state NOL carryovers.

As a result of the 2011 acquisition by our Principal Equityholders, we had an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986 as amended (the “IRC”). Section 382 of the IRC imposes certain limitations on our ability to utilize certain tax attributes and net unrealized built-in losses that existed as of July 13, 2011. The gross deferred tax asset includes amounts that are considered to be net unrealized built-in losses. To the extent these net unrealized losses were realized during the five-year period between July 13, 2011 and July 13, 2016, they were not deductible for federal income tax reporting purposes to the extent they exceeded our overall IRC Section 382 limitation. On July 13, 2016, the limitation on net unrealized built-in losses expired. Therefore, the remaining valuation allowance related to built-in losses was released during the period ended December 31, 2016.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2017 and 2016, consisted of timing differences related to real estate inventory impairment, expense accruals and reserves, provisions for liabilities, and NOL carryforwards. We have approximately $135.8 million in available federal NOL carryforwards. Our deferred tax assets and deferred tax liabilities for the year ending December 31, 2017 are presented net of the adjustments for the effects of tax legislation enacted during the year as discussed above. A summary of these components for the years ending December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2017		2016
Deferred tax assets:
Real estate inventory	$47,114		$99,876
Accruals and reserves	12,872		27,519
Other	14,440		23,692
Net operating losses	44,446	(1)	62,181
Total deferred tax assets	$118,872		$213,268
Deferred tax liabilities:
Real estate inventory, intangibles, other	(174)		(2,621)
Foreign exchange	200		(3,497)
Valuation allowance	(760)		(516)
Total net deferred tax assets	$118,138		$206,634
 (1) A portion of our net operating losses is limited by Section 382 of the IRC, stemming from the 2011 acquisition of the Company by our Principal Equityholders, as such acquisition was deemed a change in control as defined by Section 382.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ending December 31,
(Dollars in thousands)	2017	2016	2015
Beginning of the period	$7,773	$7,016	$2,353
Increases of current year items	—	18	5,217
Increases of prior year items	5,163	739	—
Decreased for tax positions of prior years	—	—	(554)
End of the period	$12,936	$7,773	$7,016

The unrecognized tax benefits increased for the year ending December 31, 2017 due to an increase in prior year reserves related to certain state potential utilization limits on our NOL's. If the unrecognized tax benefits as of December 31, 2017 were to be recognized, approximately $10.3 million would impact the effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest. These amounts are included in income taxes payable and as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheets at December 31, 2017  and December 31, 2016.

We recognized potential penalties and interest expense on our uncertain tax positions of $1.0 million, $0.4 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015 respectively, which are included in income tax provision in the accompanying Consolidated Statements of Operations and income taxes payable in the accompanying Consolidated Balance Sheets.
We are currently under examination by certain taxing authorities and anticipate finalizing these examinations during the next twelve months. The outcome of these examinations is not currently determinable. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2013 through 2017.

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

For the year ended December 31, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. As a result of net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings.
The following is a summary of the completed sales of our Class A Common Stock in registered public offerings.

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
February 6, 2017 (1)	11,500	$18.2875
March 27, 2017	10,000	20.7800
May 5, 2017	10,000	23.1200
June 27, 2017	10,000	23.3000
November 13, 2017	10,000	22.9500
(1) Following the close of this public offering, JH Investments no longer owned Class B common stock and therefore had 0.0% ownership interest.

The components and respective voting power of our outstanding Common Stock at December 31, 2017 were as follows (1):

	Shares Outstanding	Percentage
Class A Common Stock	82,399,996	68.9%
Class B Common Stock	37,179,616	31.1%
Total	119,579,612	100.0%
(1) See Note 23 - Subsequent Events for changes to ownership subsequent to December 31, 2017.

Stock Repurchase Program

On September 18, 2017, our Board of Directors authorized an extension of the Company's stock repurchase program through December 31, 2018 and increased the amount available for repurchases under the program to a maximum total amount of $100.0 million of the Company’s Class A Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. During the year ended December 31, 2017 and 2016 there were an aggregate of 195,824 and 1,918,999 shares of Class A Common Stock repurchased for $4.1 million and $28.5 million, respectively. As of December 31, 2017, there was $95.9 million available to be used for repurchases.

15. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity awards based on our common stock. As of December 31, 2017 we had an aggregate of 2,827,967 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount of Class A Common Stock available for future grants under the Plan:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning	4,130,264	5,992,621	6,439,532
Grants	(1,441,640)	(2,238,242)	(847,194)
Forfeited/cancelled	123,793	375,682	397,580
Shares withheld for tax withholdings	15,550	203	2,703
Balance, ending	2,827,967	4,130,264	5,992,621

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended December 31,
	2017	2016	2015
Restricted stock units (RSUs) (1)	$6,487	$6,101	$3,335
Stock options	4,504	3,717	4,416
New TMM Units	596	1,094	1,678
Total stock compensation	$11,587	$10,912	$9,429

(1)	Includes compensation expense related to restricted stock units and performance restricted stock units.

At December 31, 2017, 2016, and 2015, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $19.8 million, $18.8 million, and $15.2 million, respectively.

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

The following table summarizes stock option activity for the Plan for the year ended December 31, 2017:

	Year Ended December 31,
	2017		2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning	2,431,347	$17.09	1,507,765	$21.07	1,325,029	$22.35
Granted	792,054	19.06	1,146,643	11.61	400,258	18.78
Exercised	(288,808)	18.13	(7,786)	18.73	—	—
Cancelled/forfeited	(80,380)	18.64	(215,275)	15.76	(217,522)	24.62
Balance, ending	2,854,213	$17.50	2,431,347	$17.09	1,507,765	$21.07
Options exercisable, at December 31, 2017	906,583	$19.62	633,059	$21.50	267,168	$21.98

	As of December 31,
(Dollars in thousands)	2017	2016	2015
Unamortized value of unvested stock options (net of estimated forfeitures)	$6,749	$7,317	$8,135
Weighted-average period (in years) that expense is expected to be recognized	2.4	2.3	2.6
Weighted-average remaining contractual life (in years) for options outstanding	7.5	7.7	7.9
Weighted-average remaining contractual life (in years) for options exercisable	6.1	6.1	7.3

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

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Expected volatility	24.37%	29.83%	48.66%
Risk-free interest rate	2.12%	1.35%	1.27%
Expected term (in years)	6.25	6.25	4.50
Weighted average fair value of options granted during the period	$5.56	$3.72	$7.73

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2017, 2016, and 2015:

	As of December 31,
(Dollars in thousands)	2017	2016	2015
Aggregate intrinsic value of options outstanding	$19,891	$8,054	$—
Aggregate intrinsic value of options exercisable	$4,400	$50	$—

The aggregate intrinsic value is based on the market price of our Class A Common Stock on December 29, 2017, the last trading day in December 2017, which was $24.47, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2017.

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

In 2016 and 2017, we issued PRSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Class A common stock. The number of shares that may be issued in settlement of the PRSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning	824,217	254,543	175,790
Granted	392,404	674,525	260,144
Vested	—	—	(2,885)
Forfeited	(25,881)	(104,851)	(178,506)
Balance, ending	1,190,740	824,217	254,543

	Year Ended December 31,
(Dollars in thousands):	2017	2016	2015
PRSU expense recognized during the year ended December 31	$3,257	$4,016	$2,405
Unamortized value of PRSUs at December 31	$6,756	$6,390	$4,520
Weighted-average period expense is expected to be recognized (in years)	1.8	1.9	1.9

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

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2017		2016		2015
(Dollars in thousands except per share data):	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	534,484	$14.01	186,753	$18.88	9,888	$22.25
Granted	257,182	19.48	417,074	11.99	186,792	18.85
Vested	(75,315)	17.43	(13,787)	19.66	(8,375)	22.15
Forfeited	(17,532)	14.10	(55,556)	13.83	(1,552)	18.73
Balance, ending	698,819	$15.65	534,484	$14.01	186,753	$18.88

	Year Ended December 31,
(Dollars in thousands):	2017	2016	2015
RSU expense recognized during the year ended December 31	$3,148	$2,086	$930
Unamortized value of RSUs at December 31	$6,261	$4,666	$2,527
Weighted-average period expense is expected to be recognized (in years)	2.5	2.7	3.0

The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient. During the twelve months ended December 31, 2017 and 2016, a total of 15,550 and 203 shares, respectively, were withheld on net settlement for a de minimis amount.

Equity-Based Compensation Prior to the IPO

New TMM Units — Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. In addition, TMM Holdings issued phantom Class M Units to certain employees who resided in Canada, which are treated as Class M Units for the purposes of this description and the financial statements. In connection with the sale of Monarch, all of the phantom Class M Units were settled pursuant to change in control provisions provided for in the award agreement. In the year ended December 31, 2015, we paid $1.4 million in settlement of these awards; however, there was no activity for the years ended December 31, 2017 and 2016.
Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
	2017		2016		2015
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding, beginning	1,146,357	$5.58	1,312,874	$5.45	1,431,721	$5.11
Exchanges (1)	(260,389)	6.72	(159,863)	4.34	(87,055)	3.88
Forfeited (2)	(2,047)	8.52	(6,654)	8.63	(31,792)	5.24
Balance, ending	883,921	$5.24	1,146,357	$5.58	1,312,874	$5.45
Unvested New TMM Units included in ending balance (3)	—	$—	80,178	$8.73	419,855	$5.85

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.

(2)
Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been canceled.

(3)	All New TMM units vested as of December 31, 2017.

	Year Ended December 31,
(Dollars in thousands):	2017	2016	2015
Unamortized value of New TMM Units	$—	$417	$1,568
Weighted-average period expense is expected to be recognized (in years)	—	0.6	0.8

There are no unissued New TMM Unit awards remaining under the Class M Unit Plan and we do not intend to grant any future awards under the Class M Unit Plan.

16. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Principal Equityholders. For the year ended December 31, 2017, we engaged in multiple equity offering transactions with our principal equityholders. Refer to Note 14-Stockholders' Equity and Note 23 - Subsequent Events for discussion regarding such transactions. In August 2017, we closed on the purchase 140 home lots in Tustin, California for a total purchase price of $30.0 million from Intracorp Companies, which is owned and controlled by a member of the Board of Directors. In October 2017, we also completed the purchase of 112 acres of land in South Carolina for $10.5 million. The land was purchased from IOTA Doby Bridge, LLC which is managed and partly owned by Gibralter Capital and Asset Management, LLC, a fund managed by one of our principal equityholders, Oaktree Capital.

For the year ended December 31, 2016, there were no transactions with affiliates.

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

17. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100% of employees’ voluntary contributions up to 1% of eligible compensation, and 50% for each dollar contributed between 1% and 6% of eligible compensation. We contributed $7.8 million, $3.7 million, and $3.0 million to the 401(k) Plan for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

The Taylor Woodrow (USA) U.K. Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from the Company’s U.K. related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. We had $1.6 million accrued at December 31, 2017 and 2016, for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of the parent companies of Taylor Woodrow Holdings (USA), Inc. and Morrison Homes, Inc. All full-time employees were eligible to participate in this plan. The contribution percentage is based on participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. For the year ended December 31, 2017, we had no contributions to the plan. For the years ended December 31, 2016 and 2015, we contributed $0.8 million and $0.9 million, respectively, to the plan. At December 31, 2017 and 2016, the unfunded status of the plan was $8.1 million and $8.3 million, respectively. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Effective December 31, 2010, the U.S. Cash Balance

Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

The changes in the total benefit obligation and in the fair value of assets and the funded status of the U.S. Cash Balance Plan are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Change in benefit obligations:
Benefit obligation — beginning of period	$32,384	$32,172
Interest on liabilities	1,245	1,289
Benefits paid	(1,772)	(1,139)
Actuarial loss	2,321	62
Benefit obligation — end of period	$34,178	$32,384
Change in fair value of plan assets:
Fair value of plan assets — beginning of period	24,117	22,910
Return on plan assets	3,720	1,558
Employer contributions	—	788
Benefits paid	(1,773)	(1,139)
Fair value of plan assets — end of period	$26,064	$24,117
Unfunded status — end of period	$8,114	$8,267

The significant weighted-average assumptions adopted in measuring the benefit obligations and net periodic pension costs are as follows:

	Year Ended December 31,
	2017	2016	2015
Discount rate:
Net periodic pension cost	3.97%	4.15%	3.84%
Pension obligation	3.42	3.97	4.15
Expected return on plan assets	6.00	6.00	7.00

The overall expected long-term rate of return on plan assets assumption is determined based on the plan’s targeted allocation among asset classes and the weighted-average expected return of each class. The expected return of each class is determined based on the current yields on inflation-indexed bonds, current forecasts of inflation, and long-term historical real returns.

Components of net periodic pension cost of the U.S. Cash Balance Plan are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest cost	$1,245	$1,289	$1,290
Amortization of net actuarial loss	147	132	134
Expected return on plan assets	(1,377)	(1,342)	(1,630)
Net settlement loss	—	—	—
Net periodic pension cost	$15	$79	$(206)

Accumulated other comprehensive loss of $7.6 million and $7.8 million as of December 31, 2017 and 2016, respectively, has not yet been recognized as a component of net periodic pension cost. Net settlement losses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2017. We expect approximately $0.1 million of the amounts in accumulated other comprehensive loss will be recognized into net periodic pension cost during the year ending December 31, 2018.

The estimated future benefit payments in the next five years and the five years thereafter in aggregate are as follows (dollars in thousands):

Year Ending December 31,	Benefit Payments
2018	$1,468
2019	1,254
2020	1,339
2021	1,427
2022	1,382
2023–2027	$8,905

We do not expect to contribute to the U.S. Cash Balance Plan in the year ending December 31, 2018. The fair value of the U.S. Cash Balance Plan’s assets by asset categories is as follows:

(Dollars in thousands)	Fair Value Measurements at December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$12,250	$—	$—	$12,250
U.S. equity securities	9,122	—	—	9,122
International equity securities	3,128	—	—	3,128
Cash	1,043	—	—	1,043
Other	521	—	—	521
Total	$26,064	$—	$—	$26,064

(Dollars in thousands)	Fair Value Measurements at December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$11,625	$—	$—	$11,625
U.S. equity securities	8,731	—	—	8,731
International equity securities	2,822	—	—	2,822
Cash	409	—	—	409
Other	530	—	—	530
Total	$24,117	$—	$—	$24,117

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
			100%

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss):

	Year Ended December 31, 2017
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Other comprehensive loss before reclassifications	21	—	—	21
Other comprehensive income net of tax	$21	$—	$—	$21
Gross amounts reclassified within accumulated other comprehensive income	—	34,722	(34,722)	—
Balance, end of period	$2,082	$(45,205)	$25,155	$(17,968)

	Year Ended December 31, 2016
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive loss before reclassifications	(244)			(244)
Other comprehensive loss net of tax	$(244)	$—	$—	$(244)
Gross amounts reclassified within accumulated other comprehensive income	—	—	252	252
Balance, end of period	$2,061	$(79,927)	$59,877	$(17,989)

	Year Ended December 31, 2015
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$692	$(52,148)	$40,546	$(10,910)
Other comprehensive loss before reclassifications	(335)	(27,779)	—	(28,114)
Gross amounts reclassified from accumulated other comprehensive loss	1,488	—	—	1,488
Foreign currency translation	518	—	—	518
Income tax expense	(58)	—	—	(58)
Other comprehensive income/(loss) net of tax	$1,613	$(27,779)	$—	$(26,166)
Gross amounts reclassified within accumulated other comprehensive income	—	—	19,079	19,079
Balance, end of period	$2,305	$(79,927)	$59,625	$(17,997)

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver and Houston
West	Bay Area, Phoenix, Sacramento, and Southern California
Mortgage Operations	Taylor Morrison Home Funding (TMHF) and Inspired Title

Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows:

	Year Ended December 31, 2017
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$1,383,864	$1,112,984	$1,319,306	$69,136	$—	$3,885,290

Gross margin	$284,722	$206,386	$220,337	$27,484	$—	$738,929
Selling, general and administrative expense	(122,218)	(105,945)	(79,223)	—	(83,054)	(390,440)
Equity in income of unconsolidated entities	213	1,246	1,422	5,965	—	8,846
Interest and other (expense)/income, net	(314)	360	(190)	—	(1,535)	(1,679)
Income from continuing operations before income taxes	$162,403	$102,047	$142,346	$33,449	$(84,589)	$355,656

	Year Ended December 31, 2016
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Total revenues	$1,140,377	$1,129,533	$1,220,164	$59,955	$—	$3,550,029

Gross margin	$239,550	$205,574	$207,299	$27,856	$—	$680,279
Selling, general and administrative expense	(107,792)	(102,544)	(77,147)	—	(74,280)	(361,763)
Equity in income of unconsolidated entities	440	430	2,322	4,261	—	7,453
Interest and other (expense)/income, net	(6,988)	(2,404)	(419)	—	(1,952)	(11,763)
Income from continuing operations before income taxes	$125,210	$101,056	$132,055	$32,117	$(76,232)	$314,206

	Year Ended December 31, 2015
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Revenue	$842,701	$1,100,198	$990,839	$43,082	$—	$2,976,820

Gross margin	$179,938	$201,973	$168,458	$17,546	$—	$567,915
Selling, general and administrative expense	(76,430)	(92,031)	(62,296)	—	(63,154)	(293,911)
Equity in income of unconsolidated entities	241	150	(836)	2,204	—	1,759
Interest and other (expense)/income, net	(3,343)	(13,888)	(334)	—	6,123	(11,442)
Loss on extinguishment of debt	—	—	—	—	(33,317)	(33,317)
Gain of foreign currency forward	—	—	—	—	29,983	29,983
Income from continuing operations before income taxes	$100,406	$96,204	$104,992	$19,750	$(60,365)	$260,987

	As of December 31, 2017
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,150,918	$818,431	$1,039,655	$—	$—	$3,009,004
Investments in unconsolidated entities	29,316	32,874	126,559	3,615	—	192,364
Other assets	85,753	124,593	53,492	225,641	635,046	1,124,525
Total assets	$1,265,987	$975,898	$1,219,706	$229,256	$635,046	$4,325,893

	As of December 31, 2016
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,110,339	$829,355	$1,114,758	$—	$—	$3,054,452
Investments in unconsolidated entities	25,923	30,146	98,625	3,215	—	157,909
Other assets	80,320	139,383	43,304	269,131	476,427	1,008,565
Total assets	$1,216,582	$998,884	$1,256,687	$272,346	$476,427	$4,220,926

	As of December 31, 2015
(Dollars in thousands)	East	Central	West	Mortgage Operations	Corporate and Unallocated	Total
Real estate inventory and land deposits	$958,057	$864,871	$1,337,972	$—	$—	$3,160,900
Investments in unconsolidated entities	24,098	28,834	72,644	2,872	—	128,448
Other assets	61,272	166,146	63,970	237,430	304,281	833,099
Total assets	$1,043,427	$1,059,851	$1,474,586	$240,302	$304,281	$4,122,447

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results are as follows(1):

(Dollars in thousands except per share data)	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total revenues	$769,090	$908,494	$908,027	$1,299,679
Gross margin	141,693	171,420	171,318	254,498
Income from continuing operations before income taxes	54,474	78,406	78,975	143,801
Net income before allocation to non-controlling interests (2)	35,601	55,930	54,693	30,426
Net income available to Taylor Morrison Home Corporation(2)	11,476	27,401	32,876	19,966
Basic and diluted earnings per share(2)	$0.30	$0.46	$0.45	$0.26

(Dollars in thousands except per share data)	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Total revenues	$645,329	$854,316	$853,417	$1,196,967
Gross margin	118,641	159,752	178,854	223,032
Income from continuing operations before income taxes	38,991	67,768	90,391	117,056
Net income before allocation to non-controlling interests	26,104	45,664	58,684	76,111
Net income available to Taylor Morrison Home Corporation	6,813	11,685	14,837	19,281
Basic and diluted earnings per share	$0.21	$0.37	$0.49	$0.63

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.
(2) 2017 amounts include impacts of the Tax Act, which was an aggregate $61.0 million expense.

21. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $331.7 million and $302.8 million as of December 31, 2017 and 2016, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2017 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of its business. We have a number of land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2017 and 2016, we had the right to purchase approximately 5,037 and 7,583 lots under land option and land purchase contracts, respectively, which represents an aggregate purchase price of $405.3 million and $542.6 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, we had $49.8 million and $37.2 million in land deposits related to land options and land purchase contracts, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2017 and 2016, our legal accruals were $2.3 million and $4.4 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Operating Leases — We lease office facilities and certain equipment under operating lease agreements. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Approximate future minimum payments under the non-cancelable leases in effect at December 31, 2017, are as follows (in thousands):

Years Ending December 31,	Lease Payments
2018	$8,010
2019	6,198
2020	4,344
2021	3,784
2022	2,654
Thereafter	2,922
Total	$27,912

Rent expense under non-cancelable operating leases for the year ended December 31, 2017, 2016 and 2015, was $5.7 million, $5.3 million and $4.4 million, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	December 31, 2017		December 31, 2016
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$1,584	$73,817	$1,987	$61,655
MBSs	(232)	118,078	304	97,000
Total	$1,352		$2,291

Total commitments to originate loans approximated $80.0 million and $96.0 million for the years ended December 31, 2017 and 2016. This amount represents the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

23. SUBSEQUENT EVENTS

On January 11, 2018 we completed the sale of 11.0 million shares of our Class A common stock in a registered public offering at a net purchase price per share of $26.05. On January 17, 2018, we completed additional sale of 19.2 million shares of Class A common stock in a registered public offering at a net purchase per share of $27.14. The shares consisted of 17.7 million shares of Class A common stock offered by the Company and 1.5 million shares offered directly by our Principal Equityholder, TPG. We used all of the net proceeds from both public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by our Principal Equityholders. The aggregate number partnership units and corresponding shares of Class B common stock we purchased was equal to the number of shares of Class A common stock sold in the public offering.

In addition, in a series of transactions following each public offering the Company purchased 3.8 million shares of Class B common stock directly from our Principal Equityholders on both January 11, 2018 and January 17, 2018 for an aggregate total of 7.6 million shares.

Immediately following the consummation of the January 17, 2018 offering, net use of proceeds, and additional purchase of Class B common stock our ownership was:

	Shares Outstanding	Percentage
Class A Common Stock	111,130,561	99.2%
Class B Common Stock	883,921	0.8%
Total	112,014,482	100.0%

Subsequent to these transactions, neither TPG or Oaktree have any remaining investment. The remaining 0.8% of Class B Common Stock is held by certain current and former members of management.

On January 26, 2018, we amended the maturity date of our $500 million Revolving Credit Facility from April 12, 2019 to January 26, 2022. Other immaterial changes were also made to the structure of the Revolving Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this 2017 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2017. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

(b) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2018

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2018 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 31, 2017, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,743,772	(2)	$17.09	(3)	4,130,264	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)
Equity compensation plans approved by security holders covers the Equity Plan. The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded. This figure does not include the 883,921 New TMM Units (and the corresponding shares of our Class B Common Stock) that can be exchanged on a one-for-one basis for shares of our Class A Common Stock. The New TMM Units were issued pursuant to the TMM Holdings II Limited Partnership 2013 Common Unit Plan and were not made pursuant to any equity compensation plan.

(2)
Column (a) includes 1,889,559 shares of our Class A Common Stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs”), outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs and DSUs, such equity awards are not include in the weighted-average exercise price calculation in column (b).

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

(4)	A total of 14,178,459 shares of our Class A Common Stock have been authorized for issuance pursuant to the terms of the Equity Plan.

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

10.9(d)*
Amendment No. 5, dated as of January 26, 2018, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014, December 22, 2014 and April 24, 2015), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders.

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

10.27
Purchase Agreement, dated as of March 22, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 27, 2017, and incorporated herein by reference).

10.28
Purchase Agreement, dated as of May 1, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 5, 2017, and incorporated herein by reference).

10.29
Purchase Agreement, dated as of June 21, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 27, 2017, and incorporated herein by reference).

10.30
Purchase Agreement, dated as of November 8, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on November 13, 2017, and incorporated herein by reference).

10.31
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.32
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.33
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.34
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.35
Second Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated January 11, 2018 (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

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

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: February 21, 2018

/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ James Henry	Director	February 21, 2018
James Henry

/s/ Peter Lane	Director	February 21, 2018
Peter Lane

/s/ David Merritt	Director	February 21, 2018
David Merritt

/s/ Anne L. Mariucci	Director	February 21, 2018
Anne L. Mariucci

EXHIBIT INDEX

Exhibit No.	Description
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

10.9(d)*
Amendment No. 5, dated as of January 26, 2018, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014, December 22, 2014 and April 24, 2015), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders.

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

10.27
Purchase Agreement, dated as of March 22, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 27, 2017, and incorporated herein by reference).

10.28
Purchase Agreement, dated as of May 1, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 5, 2017, and incorporated herein by reference).

10.29
Purchase Agreement, dated as of June 21, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 27, 2017, and incorporated herein by reference).

10.30
Purchase Agreement, dated as of November 8, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on November 13, 2017, and incorporated herein by reference).

10.31
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.32
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.33
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.34
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.35
Second Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated January 11, 2018 (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

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