Form 10-Q
period 2018-03-31
Taylor Morrison Home Corp
filed 2018-05-02
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2018
Class A common stock, $0.00001 par value	111,308,197
Class B common stock, $0.00001 par value	868,921

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$287,970	$573,925
Restricted cash	1,318	1,578
Total cash, cash equivalents, and restricted cash	289,288	575,503
Owned inventory	3,064,520	2,956,709
Real estate not owned under option agreements	2,010	2,527
Total real estate inventory	3,066,530	2,959,236
Land deposits	61,961	49,768
Mortgage loans held for sale	93,019	187,038
Derivative assets	2,453	1,584
Prepaid expenses and other assets, net	56,971	72,334
Other receivables, net	91,830	94,488
Investments in unconsolidated entities	196,695	192,364
Deferred tax assets, net	118,032	118,138
Property and equipment, net	39,044	7,112
Intangible assets, net	1,866	2,130
Goodwill	66,198	66,198
Total assets	$4,083,887	$4,325,893
Liabilities
Accounts payable	$142,789	$140,165
Accrued expenses and other liabilities	154,533	201,540
Income taxes payable	14,057	4,525
Customer deposits	169,823	132,529
Senior notes, net	1,240,362	1,239,787
Loans payable and other borrowings	123,161	139,453
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	41,522	118,822
Liabilities attributable to real estate not owned under option agreements	2,010	2,527
Total liabilities	1,888,257	1,979,348
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 114,357,454 and 85,449,253 shares issued, 111,308,197 and 82,399,996 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 868,921 and 37,179,616 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,873,932	1,341,873
Treasury stock at cost, 3,049,257 shares as of March 31, 2018 and December 31, 2017	(47,622)	(47,622)
Retained earnings	366,749	319,833
Accumulated other comprehensive loss	(17,968)	(17,968)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,175,092	1,596,117
Non-controlling interests – joint ventures	1,347	1,663
Non-controlling interests	19,191	748,765
Total stockholders’ equity	2,195,630	2,346,545
Total liabilities and stockholders’ equity	$4,083,887	$4,325,893

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2018	2017
Home closings revenue, net	$732,959	$751,485
Land closings revenue	5,168	3,356
Financial services revenue	14,206	14,249
Total revenues	752,333	769,090
Cost of home closings	594,906	616,295
Cost of land closings	4,281	2,400
Financial services expenses	10,044	8,702
Total cost of revenues	609,231	627,397
Gross margin	143,102	141,693
Sales, commissions and other marketing costs	53,698	55,617
General and administrative expenses	33,318	33,128
Equity in income of unconsolidated entities	(3,246)	(1,085)
Interest income, net	(343)	(90)
Other expense/(income), net	437	(351)
Income before income taxes	59,238	54,474
Income tax provision	11,706	18,873
Net income before allocation to non-controlling interests	47,532	35,601
Net (income)/loss attributable to non-controlling interests — joint ventures	(129)	9
Net income before non-controlling interests — Principal Equityholders	47,403	35,610
Net income attributable to non-controlling interests — Principal Equityholders	(2,470)	(24,134)
Net income available to Taylor Morrison Home Corporation	$44,933	$11,476
Earnings per common share
Basic	$0.42	$0.30
Diluted	$0.41	$0.30
Weighted average number of shares of common stock:
Basic	107,195	38,554
Diluted	114,767	120,478

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Income before non-controlling interests, net of tax	$47,532	35,601
Comprehensive (income)/loss attributable to non-controlling interests — joint ventures	(129)	9
Comprehensive income attributable to non-controlling interests — Principal Equityholders	(2,470)	(24,134)
Comprehensive income available to Taylor Morrison Home Corporation	$44,933	11,476

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A				Class B				Additional Paid-in Capital		Treasury Stock				Stockholders' Equity
	Shares		Amount		Shares		Amount		Amount		Shares		Amount		Retained Earnings		Accumulated Other Comprehensive Loss		Non-controlling Interest - Joint Venture		Non-controlling Interests(1)		Total Stockholders’ Equity
Balance – December 31, 2017	82,399,996		$1		37,179,616		$—		$1,341,873		3,049,257		$(47,622)		$319,833		$(17,968)		$1,663		$748,765		$2,346,545
Cumulative-effect adjustment to Retained Earnings related to adoption of ASU No. 2014-09 (see Note 2)															1,983								1,983
Net income	—		—		—		—		—		—		—		44,933		—		129		2,470		47,532
Exchange of New TMM Units and corresponding number of Class B Common Stock	15,000		—		(15,000)		—		1,265		—		—		—		—		—		(1,265)		—
TMHC repurchase and cancellation of New TMM Units from Principal Equityholders	—		—		(7,588,771)		—		(201,775)		—		—		—		—		—		—		(201,775)
Exercise of stock options	37,060		—		—		—		580		—		—		—		—		—		—		580
Issuance of restricted stock units, net of shares withheld for tax	149,217	—	—	—	—	—	—	—	(1,482)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,482)
Exchange of B shares from secondary offerings	28,706,924		—		—		—		730,112		—		—		—		—		—		—		730,112
Repurchase of New TMM Units from Principal Equityholders	—		—		(28,706,924)		—		—		—		—		—		—		—		(730,963)		(730,963)
Share based compensation	—		—		—		—		3,359		—		—		—		—		—		184		3,543
Changes in non-controlling interests of consolidated joint ventures	—		—		—		—		—		—		—		—		—		(445)		—		(445)
Balance – March 31, 2018	111,308,197		$1		868,921		$—		$1,873,932		3,049,257		$(47,622)		$366,749		$(17,968)		$1,347		$19,191		$2,195,630
(1)As of March 31, 2018, our Principal Equityholders' had 0.0% ownership and the remaining Non-controlling Interest relates to management and director ownership. Refer to Note 10 - Stockholders' Equity for discussion regarding our equity offering transactions during the three months ended March 31, 2018.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$47,532	$35,601
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(3,246)	(1,085)
Stock compensation expense	3,543	3,012
Distributions of earnings from unconsolidated entities	541	1,336
Depreciation and amortization	5,015	1,071
Debt issuance costs amortization	878	955
Contingent consideration	146	223
Deferred income taxes	106	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(120,004)	(47,099)
Mortgages held for sale, prepaid expenses and other assets	78,862	130,789
Customer deposits	37,294	40,178
Accounts payable, accrued expenses and other liabilities	(59,494)	(33,747)
Income taxes payable	9,532	16,677
Net cash provided by operating activities	705	147,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,695)	(275)
Distributions of capital from unconsolidated entities	492	403
Investments of capital into unconsolidated entities	(2,118)	(14,561)
Net cash (used in) investing activities	(4,321)	(14,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	1,823	—
Repayments of loans payable and other borrowings	(2,884)	(2,622)
Borrowings on mortgage warehouse	145,925	190,424
Repayment on mortgage warehouse	(223,225)	(319,842)
Payment of contingent consideration	(265)	—
Proceeds from stock option exercises	580	411
Proceeds from issuance of shares from secondary offerings	767,116	418,106
TMHC repurchase and cancellation of New TMM Units from principal equityholders	(201,775)
Repurchase of shares from principal equityholders	(767,967)	(418,936)
Payment of taxes related to net share settlement of equity awards	(1,482)	(282)
Distributions to non-controlling interests of consolidated joint ventures, net	(445)	(390)
Net cash (used in) financing activities	(282,599)	(133,131)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(286,215)	$347
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	575,503	301,812
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$289,288	$302,159
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(2,069)	$(2,195)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$7,829	$20,381
Change in inventory not owned	$(517)	$(1,570)
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$(32,004)	$—
Change in Property and equipment, net due to adoption of ASU 2014-09	$32,004	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business - Taylor Morrison Home Corporation “TMHC” through its subsidaries (with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of March 31, 2018, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Illinois, North and South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component (formerly called our mortgage operating component), all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Financial Services reportable segment provides our customers with mortgage services through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

As a result of the completion of our initial public offering (“IPO”) on April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC was formed and became the owner and general partner of TMM Holdings II Limited Partnership (“New TMM”), our direct subsidiary. New TMM was formed by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (together, the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Principal Equityholders” and, following JH's February 2017 sale of its equity interest in us, the “Remaining Principal Equityholders” ).

Since January 2017, we have completed seven public offerings for an aggregate of 80.2 million shares of our Class A Common Stock, using all of the net proceeds therefrom to repurchase our Principal Equityholders' indirect interest in TMHC. In January 2018, we also purchased an additional 7.6 million shares of our Class B Common Stock from our Principal Equityholders. As a result of these offerings and repurchases, the Principal Equityholders no longer held any ownership in the Company as of March 31, 2018. Refer to Note 10. Stockholders' Equity for discussion regarding our equity offering transactions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2017 Annual Report on Form 10-K (the “Annual Report”). In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Non-controlling interests –During the three months ended March 31, 2018, we completed sales of our Class A Common Stock in registered public offerings, totaling 28.7 million shares. We used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our Class B Common Stock, held by our Remaining Principal Equityholders. In addition, in a series of transactions following each public offering, the Company purchased 3.8 million shares of Class B common stock directly from our Remaining Principal Equityholders on both January 8, 2018 and January 17, 2018, for an aggregate total of 7.6 million shares purchased. As a result of all net proceeds being distributed to our Remaining Principal Equityholders, we adjusted Non-controlling interests and Additional paid-in capital on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders' Equity to reflect the change in ownership. Refer to Note 10- Stockholders' Equity for discussion regarding our equity offering transactions during the three months ended March 31, 2018.

Joint Ventures - We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, "“Consolidation.” The income from the percentage of the joint venture not owned by us in presented as “Net income attributable to non-controlling interests - joint ventures” on the Consolidated Statements of Operations.

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

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is delivered or when the related inventory is charged to cost of sales.

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2018 and 2017, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease developing a project, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2018 and December 31, 2017, we had two inactive projects with a carrying value of $7.3 million and $10.7 million, respectively, in the West homebuilding segment. There were no inactive projects in our Central or East homebuilding segments as of March 31, 2018 or December 31, 2017.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is consolidated into real estate inventory with a corresponding liability in liabilities attributable to real estate not owned under option agreements in the Condensed Consolidated Balance Sheets.

Investments in Unconsolidated Entities —We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three months ended March 31, 2018 or 2017.

Revenue Recognition

Topic 606
In January 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides new guidance for revenue recognition and elected to use the modified retrospective approach to account for prior periods. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance does not materially impact our home closings revenue, net, land closings revenue or financial services revenue based on our current operations, customer contracts, and policies. However, the following changes were made to conform to the new guidance:

•
Forfeited customer deposits were previously classified as Other expense/(income), net on the condensed consolidated statement of operations. Under Topic 606, these are now considered revenue and recorded in Home closings revenue, net as of January 1, 2018. Prior period balances for forfeited customer deposits were not reclassified and are not material to the condensed consolidated financial statements.

•
Certain costs related to sales offices and model homes were previously capitalized and presented within Prepaid expenses and other assets, net on the condensed consolidated balance sheet and amortized through Sales, commissions and other marketing costs on the condensed consolidated statement of operations. Beginning January 1, 2018, these costs have been reclassified to Property and equipment, net on the condensed consolidated balance sheet and depreciated through Sales, commissions and other marketing costs on the condensed consolidated statement of operations. A total of $32.0 million of sales office and model homes costs were reclassified from Prepaid expenses and other assets to Property and equipment as of January 1, 2018. As we elected the modified retrospective approach to account for prior periods, the balance of any capitalized sales office and model home costs required to be expensed under Topic 606 was recorded as an adjustment to beginning retained earnings in the first quarter of 2018 and reflected as an approximate $2.0 million cumulative effect adjustment to retained earnings in the condensed consolidated statement of stockholders' equity.

Home and land closings revenue
Under Topic 606, the following steps are applied to determine the proper home closings revenue and land closings revenue recognition: (1) we identify the contract(s) with our customer; (2) we identify the performance obligations in the contract; (3) we determine the transaction price; (4) we allocate the transaction price to the performance obligations in the contract; and (5) we recognize revenue when (or as) we satisfy the performance obligation. We have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver land). We have only one performance obligation, to deliver a completed home (or developed land). Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:

•
Revenue from closings of residential real estate is recognized when closings have occurred, the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.

•
Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606 and therefore there was no change to our accounting policies related to such activities. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets, therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments.

Recently Issued Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 primarily impacts off-balance sheet operating leases and will require such leases, with the exception of short-term leases, to be recorded on the balance sheet. Lessor accounting is not significantly impacted by the new guidance, however certain updates were made to align lessee and lessor treatment. ASU 2016-02 will be effective for us in our fiscal year beginning January 1, 2019. The guidance requires a modified retrospective approach for all existing leases at the date of initial adoption. We do not believe the adoption of ASU 2016-02 will have a material impact on our condensed consolidated financial statements and disclosures.

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income available to TMHC – basic	$44,933	$11,476
Net income attributable to non-controlling interest – Principal Equityholders	2,470	24,134
Loss fully attributable to public holding company	165	27
Net income – diluted	$47,568	$35,637
Denominator:
Weighted average shares – basic (Class A)	107,195	38,554
Weighted average shares – Principal Equityholders’ non-controlling interest (Class B)	5,849	81,015
Restricted stock units	1,126	703
Stock Options	597	206
Weighted average shares – diluted	114,767	120,478
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.42	$0.30
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.41	$0.30
We excluded a total weighted average of 481,705 and 1,847,982 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) from the calculation of earnings per share for the three months ended March 31, 2018 and 2017, respectively.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and, therefore, are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.
4. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Real estate developed and under development	$2,140,110	$2,130,263
Real estate held for development or held for sale (1)	54,591	76,552
Operating communities (2)	774,485	659,398
Capitalized interest	95,334	90,496
Total owned inventory	3,064,520	2,956,709
Real estate not owned under option agreements	2,010	2,527
Total real estate inventory	$3,066,530	$2,959,236
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, properties where we have ceased development and/or marketing, and long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2018		December 31, 2017
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	6,954	$344,248	7,703	$338,642
Partially developed	5,849	366,160	5,811	543,200
Finished	12,504	1,477,031	11,644	1,314,243
Long-term strategic assets	706	7,262	763	10,730
Total	26,013	$2,194,701	25,921	$2,206,815

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of March 31, 2018 and December 31, 2017, we had the right to purchase 4,144 and 5,037 lots under land option purchase contracts, respectively, for an aggregate purchase price of $362.5 million and $405.3 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of March 31, 2018 and December 31, 2017, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $57.4 million and $49.8 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest capitalized - beginning of period	$90,496	$102,642
Interest incurred	19,686	20,714
Interest amortized to cost of home closings	(14,848)	(20,297)
Interest capitalized - end of period	$95,334	$103,059

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	March 31, 2018	December 31, 2017
Assets:
Real estate inventory	$623,476	$627,841
Other assets	146,557	138,341
Total assets	$770,033	$766,182
Liabilities and owners’ equity:
Debt	$184,760	$193,770
Other liabilities	26,031	27,556
Total liabilities	210,791	221,326
Owners’ equity:
TMHC	196,695	192,364
Others	362,547	352,492
Total owners’ equity	559,242	544,856
Total liabilities and owners’ equity	$770,033	$766,182

	Three Months Ended March 31,
	2018	2017
Revenues	$59,074	$22,994
Costs and expenses	(47,332)	(20,104)
Income of unconsolidated entities	$11,742	$2,890
TMHC’s share in income of unconsolidated entities	$3,246	$1,085
Distributions from unconsolidated entities	$1,033	$1,739

6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Real estate development costs to complete	$9,474	$14,815
Compensation and employee benefits	32,515	72,352
Self-insurance and warranty reserves	50,336	51,010
Interest payable	24,441	17,125
Property and sales taxes payable	7,675	12,294
Other accruals	30,092	33,944
Total accrued expenses and other liabilities	$154,533	$201,540

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Reserve - beginning of period	$51,010	$50,550
Additions to reserves	5,043	4,299
Costs and claims incurred	(5,060)	(3,335)
Change in estimates to existing reserves	(657)	902
Reserve - end of period	$50,336	$52,416

7. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2018			December 31, 2017
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$3,593	$546,407	$550,000	$3,892	$546,108
5.875% Senior Notes due 2023, unsecured	350,000	2,860	347,140	350,000	3,002	346,998
5.625% Senior Notes due 2024, unsecured	350,000	3,185	346,815	350,000	3,319	346,681
Senior Notes subtotal	1,250,000	9,638	1,240,362	1,250,000	10,213	1,239,787
Loans payable and other borrowings	123,161	—	123,161	139,453	—	139,453
Revolving Credit Facility(1)	—	—	—	—	—	—
Mortgage warehouse borrowings	41,522	—	41,522	118,822	—	118,822
Total Senior Notes and other financing	$1,414,683	$9,638	$1,405,045	$1,508,275	$10,213	$1,498,062
(1) The Revolving Credit Facility included $2.9 million and $2.0 million of unamortized debt issuance costs as of March 31, 2018 and December 31, 2017, respectively, which is presented in Prepaid expenses and other assets, net on the consolidated balance sheets. As of March 31, 2018 and December 31, 2017, we had $52.2 million and $47.1 million, respectively, of utilized letters of credit, resulting in $447.8 million and $452.9 million, respectively, of availability on the Revolving Credit Facility.

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings Limited Partnership (“TMM Holdings”), Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

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

Revolving Credit Facility
On January 26, 2018, we amended our $500.0 million Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022. Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023 and 2024 Senior Notes.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.7 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2018, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$3,022	$39,000	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	7,864	50,000	LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	30,636	100,000	LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$41,522	$189,000

	As of December 31, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$12,990	$39,000	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	41,447	85,000	LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	64,385	125,000	LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$118,822	$249,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2018 and December 31, 2017 were collateralized by a) $93.0 million and $187.0 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2018 and December 31, 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of March 31, 2018 and December 31, 2017. We impute interest for loans with no stated interest rates.

8. FAIR VALUE DISCLOSURES
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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2018, when compared to December 31, 2017.

The carrying value and fair value of our financial instruments are as follows:

		March 31, 2018		December 31, 2017
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$93,019	$93,019	$187,038	$187,038
Derivative assets, net	2	2,026	2,026	1,352	1,352
Mortgage warehouse borrowings	2	41,522	41,522	118,822	118,822
Loans payable and other borrowings	2	123,161	123,161	139,453	139,453
5.25% Senior Notes due 2021 (1)	2	546,407	554,785	546,108	561,000
5.875% Senior Notes due 2023 (1)	2	347,140	361,270	346,998	369,705
5.625% Senior Notes due 2024 (1)	2	346,815	349,895	346,681	366,205
Revolving Credit Facility	2	—	—	—	—
Contingent consideration liability(2)	3	—	—	5,328	5,328
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2) All payments related to our contingent consideration liability were paid as of March 31, 2018.

9. INCOME TAXES
We recorded income tax expense of $11.7 million and $18.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Our effective tax rate for the three months ended March 31, 2018 was 19.8%, compared to 34.6% for the same period in 2017. The effective tax rate for the first quarter of 2018 was favorably impacted from the extension of federal income tax credits for building energy-efficient homes and the impacts of tax reform. The effective tax rate for the three month period ended March 31, 2018 was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (the “Tax Act”) which became effective January 1, 2018.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional tax expense in the fourth quarter of 2017 related to the write-down of our existing deferred tax assets and the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. As of March 31, 2018, we have not recorded any adjustments related to these estimates. Adjustments to these provisional estimates may be necessary in future periods due to changes in our interpretation of the Tax Act, the issuance of additional guidance by various regulatory bodies, and actions the Company has taken as a result of the Tax Act. We expect our final accounting for the Tax Act under SAB 118 to be completed in the third quarter of 2018, upon the filing of our 2017 income tax returns.

At both March 31, 2018 and December 31, 2017, cumulative gross unrecognized tax benefits were $12.9 million. If the unrecognized tax benefits as of March 31, 2018 were to be recognized, approximately $10.3 million would affect our effective tax rate. We had $1.1 million and $1.0 million of gross interest and penalties related to unrecognized tax positions accrued as of March 31, 2018 and December 31, 2017, respectively.

10. STOCKHOLDERS’ EQUITY
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

During the three months ended March 31, 2018, we completed sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Principal Equityholders. As a result of net proceeds being distributed to our Principal Equityholders, we adjusted Non-controlling interests - Principal Equityholders and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings.
The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the three months ended March 31, 2018:

(Shares presented in thousands)
Closing date	Number of shares	Net sale price per share
January 8, 2018	11,000	$26.05
January 17, 2018 (1)	19,207	27.14
(1) The January 17, 2018 offering consisted of 17.7 million shares of Class A common stock offered by the Company and 1.5 million shares offered directly by our Principal Equityholder, TPG.

In addition, in a series of transactions following each public offering, the Company purchased 3.8 million shares of Class B common stock directly from our Remaining Principal Equityholders on both January 8, 2018 and January 17, 2018 at the same respective net purchase price per share, for an aggregate total of 7.6 million shares purchased.

As a result of these transactions, our Principal Equityholders no longer have any remaining investment in us. The components and respective voting power of outstanding TMHC Common Stock, including the effects of the secondary offerings, at March 31, 2018 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	111,308,197	99.2%
Class B Common Stock(1)	868,921	0.8%
Total	112,177,118	100%
(1) The remaining 0.8% of Class B Common Stock is held by certain current and former members of management and directors.

Stock Repurchase Program

On January 3, 2018, our Our Board of Directors authorized an extension of the Company's stock repurchase program through December 31, 2018 and increased the amount available for repurchases under the program to a maximum total amount of $200.0 million of the Company’s Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. On January 8, 2018 we purchased $100.0 million of Common Stock. On January 17, 2018 we purchased an additional $101.8 million, however the stock repurchase program was not reduced by such purchase and such authorization remained in effect thereafter. As of March 31, 2018 there was $95.9 million available to be used for repurchases. During the three months ended March 31, 2017 there were no shares repurchased.

11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Class A Common Stock. As of March 31, 2018, we had an aggregate of 8,036,873 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted stock units (1)	$2,302	$1,897
Stock options	1,241	958
New TMM units	—	157
Total stock compensation	$3,543	$3,012
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

At March 31, 2018 and December 31, 2017, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $33.5 million and $19.8 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	1,889,559	$14.84
Granted	531,940	24.25
Vested	(211,014)	14.87
Forfeited (1)	(182,762)	16.88
Balance at March 31, 2018	2,027,723	$17.02
(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards.

During the three months ended March 31, 2018, we granted time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

Our time-based RSUs consist of awards that settle in shares of Class A Common Stock and have been awarded to our employees and members of our Board of Directors. Vesting of these RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally vest ratably over a three to four year period, based on the grant date. Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.

Additionally, we granted performance-based RSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the date the Compensation Committee certifies the applicable level of performance achieved and will be settled in shares of our Class A Common Stock. The number of shares that may be issued in settlement of the performance-based RSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

Stock Options – The following table summarizes the stock option activity for the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2017	2,854,213	$17.50
Granted	707,184	23.87
Exercised	(37,060)	15.64
Canceled/Forfeited	(34,250)	18.98
Outstanding at March 31, 2018	3,490,087	$18.80
Options exercisable at March 31, 2018	1,393,153	$18.18

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

Pursuant to the reorganization transactions in connection with our IPO, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. As of December 31, 2017, all New TMM Units were vested. The shares of Class B Common Stock/New TMM Units held by members of management and members of our Board of Directors as of March 31, 2018 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	883,921	$5.24
Exchanges (1)	(15,000)	8.04
Balance at March 31, 2018	868,921	$5.19
(1) Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.

12. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us. Such transactions with related parties are typically conducted in the normal course of operations and are generally executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties. For the three months ended March 31, 2018 and 2017, we engaged in multiple equity offering transactions with our former Principal Equityholders. Refer to Note 10 - Stockholders' Equity for discussion regarding such transactions.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands).

	Three Months Ended March 31, 2018
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,082	$(45,205)	$25,155	$(17,968)
Gross amounts reclassified within accumulated other comprehensive income	—	25,155	(25,155)	—
Balance, end of period	$2,082	$(20,050)	$—	$(17,968)

	Three Months Ended March 31, 2017
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Gross amounts reclassified within accumulated other comprehensive income	—	16,479	(16,479)	—
Balance, end of period	$2,061	$(63,448)	$43,398	$(17,989)

14. REPORTING SEGMENTS
We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating components into three reporting segments, East, Central, and West, based on similar long-term economic characteristics. We also have a financial services reporting segment. We have no inter-segment sales as all sales are to external customers.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division), and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	Taylor Morrison Home Funding, LLC (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

Segment information is as follows (in thousands):

	Three Months Ended March 31, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$284,807	$214,113	$239,207	$14,206	$—	$752,333

Gross margin	52,289	40,627	46,024	4,162	—	143,102
Selling, general and administrative expenses	(28,634)	(22,280)	(15,565)	—	(20,537)	(87,016)
Equity in income of unconsolidated entities	111	381	1,095	1,659	—	3,246
Interest and other (expense)/income, net	(478)	(108)	20	—	472	(94)
Income/(loss) before income taxes	$23,288	$18,620	$31,574	$5,821	$(20,065)	$59,238

	Three Months Ended March 31, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$263,665	$206,257	$284,919	$14,249	$—	$769,090

Gross margin	53,358	37,208	45,580	5,547	—	141,693
Selling, general and administrative expenses	(27,169)	(21,492)	(19,053)	—	(21,031)	(88,745)
Equity in income of unconsolidated entities	—	(168)	(83)	1,336	—	1,085
Interest and other (expense)/income, net	(84)	(344)	(125)	—	994	441
Income/(loss) before income taxes	$26,105	$15,204	$26,319	$6,883	$(20,037)	$54,474

	As of March 31, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,179,356	$889,004	$1,060,131	$—	$—	$3,128,491
Investments in unconsolidated entities	29,510	33,798	128,654	4,733	—	196,695
Other assets	67,778	103,231	44,551	143,083	400,058	758,701
Total assets	$1,276,644	$1,026,033	$1,233,336	$147,816	$400,058	$4,083,887

	As of December 31, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,150,918	$818,431	$1,039,655	$—	$—	$3,009,004
Investments in unconsolidated entities	29,316	32,874	126,559	3,615	—	192,364
Other assets	85,753	124,593	53,492	225,641	635,046	1,124,525
Total assets	$1,265,987	$975,898	$1,219,706	$229,256	$635,046	$4,325,893

15. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $341.9 million and $331.7 million as of March 31, 2018 and December 31, 2017, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2018 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2018 and December 31, 2017, our legal accruals were $1.6 million and $2.3 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

16. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the statements of operations and other comprehensive income. Unrealized gains and losses on the IRLCs, reflected as derivative assets or liabilities, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	March 31, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$2,453	$121,416	$1,584	$73,817
MBSs	(427)	125,000	(232)	118,078
Total	$2,026		$1,352

Total commitments to originate loans approximated $132.1 million and $80.0 million as of March 31, 2018 and December 31, 2017, respectively. The fair value and notional amounts represent the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting.

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

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury and active adult. Our homebuilding business operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component (formerly called our mortgage operating component), all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division), and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	Taylor Morrison Home Funding, LLC (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

We offer single family attached and detached homes, and revenue is recognized when the homes are completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development and the construction costs of the homes we sell.

Our Financial Services reportable segment provides our customers with mortgage services through our wholly owned mortgage subsidiary, TMHF, and title services through our wholly owned title services subsidiary, Inspired Title. Revenues from loan origination are recognized at the time the related real estate transactions are completed, usually upon the close of escrow.

Recent Developments
During the three months ended March 31, 2018, we completed sales of our Class A Common Stock in registered public offerings, totaling 28.7 million shares. We used all of the net proceeds from the public offerings to purchase partnership units (“New TMM Units”) in TMM Holdings II Limited Partnership (“New TMM”), our direct subsidiary, along with shares of our Class B Common Stock, held by affiliates of TPG Global, LLC (“TPG”) and investment funds managed by Oaktree Capital Managment, L.P. or their respective subsidiaries (“Oaktree” and, together with TPG, the “Remaining Principal Equitholders”). In addition, in a series of transactions following each public offering, the Company purchased 3.8 million shares of Class B common stock directly from our Remaining Principal Equityholders on both January 8, 2018 and January 17, 2018 for an aggregate total of 7.6 million shares purchased. As of March 31, 2018, neither TPG, Oaktree, nor affiliates of JH Investments, Inc. (“JH” and, together with TPG and Oaktree, the “Principal Equityholders” had any remaining investment in us.

First Quarter 2018 Highlights:

Key financial results as of and for the three months ended March 31, 2018 are as follows:

•	Sales per outlet were 2.8

•	Net sales orders were 2,443

•	Home closings were 1,547

•	Total revenue was $752 million

•	Home closings gross margin, inclusive of capitalized interest, was 18.8%

•	Net income was $47 million with diluted earnings per share of $0.41

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Statements of Operations Data:
Home closings revenue, net	$732,959	$751,485
Land closings revenue	5,168	3,356
Financial services revenue	14,206	14,249
Total revenues	752,333	769,090
Cost of home closings	594,906	616,295
Cost of land closings	4,281	2,400
Financial services expenses	10,044	8,702
Gross margin	143,102	141,693
Sales, commissions and other marketing costs	53,698	55,617
General and administrative expenses	33,318	33,128
Equity in income of unconsolidated entities	(3,246)	(1,085)
Interest income, net	(343)	(90)
Other expense/(income), net	437	(351)
Income before income taxes	59,238	54,474
Income tax provision	11,706	18,873
Net income before allocation to non-controlling interests	47,532	35,601
Net (income)/loss attributable to non-controlling interests — joint ventures	(129)	9
Net income before non-controlling interests – Principal Equityholders	47,403	35,610
Net income from continuing operations attributable to non-controlling interests – Principal Equityholders	(2,470)	(24,134)
Net income available to Taylor Morrison Home Corporation	$44,933	$11,476
Home closings gross margin	18.8%	18.0%
Sales, commissions and other marketing costs as a percentage of home closings revenue	7.3%	7.4%
General and administrative expenses as a percentage of home closings revenue	4.5%	4.4%
Average sales price per home closed	$474	$461

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Average Active Selling Communities

	Three Months Ended March 31,
	2018	2017	Change
East	124	125	(0.8)%
Central	115	116	(0.9)
West	49	57	(14.0)
Total	288	298	(3.4)%

Average active selling communities for the three months ended March 31, 2018 decreased by 3.4% when compared to the same period in the prior year. The decrease was primarily driven by our West region, due to higher than expected sales pace in the current year which led to increased community close outs.

Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	1,000	1,050	(4.8)%	$416,802	$412,043	1.2%	$417	$392	6.4%
Central	755	628	20.2	373,506	289,055	29.2	495	460	7.6
West	688	747	(7.9)	426,636	430,527	(0.9)	620	576	7.6
Total	2,443	2,425	0.7%	$1,216,944	$1,131,625	7.5%	$498	$467	6.6%
(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The average selling price of net sales orders increased by 6.4%, while the number of net sales orders decreased by 4.8%, for the three months ended March 31, 2018 compared to the prior year. Our markets in Florida continued to experience favorable demand with an increase in net sales orders especially in active adult communities. However, the increase in Florida was offset by a decrease in units in our other markets in the East region due to certain new community openings being shifted to future periods.

Central:
The number of net sales orders and sales value of homes increased by 20.2% and 29.2%, respectively, for the three months ended March 31, 2018 compared to the prior year. Certain new communities in the Central region contributed to the higher number of sales orders in the current year quarter. Product and geographic mix among all divisions within the region also contributed to the overall increase in net homes sold and average selling prices resulting in higher sales value.

West:
The average selling price of net sales orders increased by 7.6%, while the number of net sales orders decreased by 7.9%, for the three months ended March 31, 2018 compared to the prior year period. The decrease in units was due to the increase in the number of community close outs which limited our product availability. The current year had an increase in community openings compared to the same period in the prior year, however, they occurred later in the quarter, resulting in a shift in timing of sales to future periods.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2018	2017
East	10.5%	10.3%
Central	9.0	11.4
West	7.8	11.5
Total Company	9.3%	10.9%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

We believe favorable market conditions coupled with increased demand for new housing and a rising interest rate environment has led to a lower Total Company cancellation rate for the three months ended March 31, 2018, compared to the prior year period. In addition, our use of prequalification criteria through TMHF and robust earnest money deposits helped us manage our cancellation rate across the Company compared to the prior year period.

Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	1,813	1,589	14.1%	$781,273	$676,054	15.6%	$431	$425	1.4%
Central	1,372	1,162	18.1	675,944	589,305	14.7	493	507	(2.8)
West	1,207	1,176	2.6	728,056	660,024	10.3	603	561	7.5
Total	4,392	3,927	11.8%	$2,185,273	$1,925,383	13.5%	$498	$490	1.6%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 11.8% and 13.5% at March 31, 2018, respectively, compared to March 31, 2017. The increase in backlog units is primarily a result of a shift in timing of closings to a future period and strong sales orders during the fourth quarter of 2017. In addition, higher average selling prices and lower cancellation rates resulted in higher sales value compared to the prior year.

Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	700	682	2.6%	$284,436	$263,101	8.1%	$406	$386	5.2%
Central	434	424	2.4	213,465	203,465	4.9	492	480	2.5
West	413	524	(21.2)	235,058	284,919	(17.5)	569	544	4.6
Total	1,547	1,630	(5.1)%	$732,959	$751,485	(2.5)%	$474	$461	2.8%

East:
The number of homes closed increased by 2.6% and home closings revenue, net increased by 8.1% for the three months ended March 31, 2018 compared to the prior year. Our Florida markets were the primary drivers of the increase in both units and dollars as a result of continued favorable homebuyer reception of our products and communities in those markets. Although the region experienced an overall increase in units, delays from Hurricane Irma in 2017 continued to negatively impact the timing of home closings in the first quarter of 2018. All markets within Florida experienced in increase in average selling price which contributed to the region's overall 5.2% increase for the three months ended March 31, 2018 compared to the prior year.

Central:
The number of homes closed increased by 2.4% and home closings revenue, net increased by 4.9% for the three months ended March 31, 2018 compared to the prior year. The increase in units was partially as a result of the expansion of our Taylor Morrison brand in our Dallas market, leading to an increase in the number of communities and home closings in the current year period compared to the same period in the prior year. Although the region experienced an overall increase in units, delays from Hurricane Harvey in 2017 continued to negatively impact the timing of home closings in the first quarter of 2018.

West:
We saw a decrease in both home closings and home closings revenue, net for the three months ended March 31, 2018 compared to prior year. The decreases are primarily driven by a decline in product availability as a result of fewer active communities in the prior periods when the sales occurred. Average selling price of homes closed remained strong as evidenced by a 4.6% increase for the three months ended March 31, 2018 compared to the prior year.

Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Change
East	$371	$564	$(193)
Central	647	2,792	(2,145)
West	4,150	—	4,150
Total	$5,168	$3,356	$1,812

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The increase in land closings revenue in the West region is due to the sale of certain long-term strategic assets in the current year quarter.

Segment Home Closings Gross Margin

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Home closings revenue, net	$284,436	$263,101	$213,465	$203,465	$235,058	$284,919	$732,959	$751,485
Cost of home closings	232,199	209,818	173,094	167,138	189,613	239,339	594,906	616,295
Home closings gross margin	52,237	53,283	40,371	36,327	45,445	45,580	138,053	135,190
Home closings gross margin %	18.4%	20.3%	18.9%	17.9%	19.3%	16.0%	18.8%	18.0%

East:
Home closings gross margin percentage decreased to 18.4% from 20.3% for the three months ended March 31, 2018 compared to the prior year. The primary driver for this decrease is due to geographic and product mix within the East region as well as increased land and development costs in several of our markets, partially offset by higher average selling prices and an increase in rebates from our regional and national vendor program leading to a decrease in costs of home closings.

Central:

Home closings gross margin percentage increased to 18.9% from 17.9% for the three months ended March 31, 2018 compared to prior year. Several markets within the Central region experienced an increase in rebates from our regional and national vendor program, which contributed to the decrease in costs of home closings and increase in home closings gross margin. In addition, geographical mix within the region resulted in higher average selling prices during the current quarter compared to the same quarter in the prior year.

West:
Home closings gross margin percentage increased to 19.3% from 16.0% for the three months ended March 31, 2018 compared to the prior year. The increase is partially due to product mix contributing to higher average selling prices during the current quarter, as well as larger rebates from our regional and national vendor program across several markets within the West region. In addition, home closings in the prior year quarter had higher land costs resulting in lower margins.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(In thousands, except loan originations)	2018	2017	Change
Mortgage operations revenue	$12,319	$12,657	(2.7)%
Mortgage operations revenue - Other	473	375	26.1%
Title services revenue	1,414	1,217	16.2%
Total financial services revenue	14,206	14,249	(0.3)%
Financial services equity in income of unconsolidated entities	1,659	1,336	24.2%
Total revenue	15,865	15,585	1.8%
Financial services expenses	10,044	8,702	15.4%
Financial services income before income taxes	$5,821	$6,883	(15.4)%
Total originations:
Loans	916	946	(3.2)%
Principal	$317,336	$319,100	(0.6)%

	Three Months Ended March 31,
	2018	2017
Supplemental data:
Average FICO score	747	743
Funded origination breakdown:
Government (FHA,VA,USDA)	15%	20%
Other agency	71%	65%
Total agency	86%	85%
Non-agency	14%	15%
Total funded originations	100%	100%

Financial services revenue remained relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Mortgage operations revenue decreased slightly to $12.3 million for the first quarter of 2018 compared to $12.7 million for the first quarter of 2017 primarily due to a decrease in the number of homes closed. In addition, the competition within the mortgage operations business continues to increase as the consumer demand shifts from refinancing loans to loans for new home purchases, which is resulting in reduced net income.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 7.3% from 7.4% for the three months ended March 31, 2018 compared to the same period in 2017. This decrease is primarily driven by efficiencies we achieved and maintained as a result of previous investments we made in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.5% from 4.4% for the three months ended March 31, 2018 compared to the same period in 2017. The slight increase was attributable to the decrease in home closings revenue, net in the current period. We continue to utilize our scalable platform, providing leverage with existing infrastructure in an effort to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $3.2 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily due to increased activity in our homebuilding unconsolidated joint ventures as they mature in their life cycle.

Interest Income, Net
Interest income, net was $343 thousand and $90 thousand for the three months ended March 31, 2018 and 2017, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense/(Income), Net
Other expense/(income), net for the three months ended March 31, 2018 and 2017 was expense of $0.4 million and income of $0.4 million, respectively. The expense in the current year relates primarily to pre-acquisition costs on abandoned land projects. The income in the prior year relates to an increase in the number of recoveries from our captive insurance claims.

Income Tax Provision
The effective tax rate for the three months ended March 31, 2018 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes, changes in valuation allowances, and certain deductions and credits relating to homebuilding activities. The effective tax rate for the three month period ended March 31, 2018 was favorably impacted by the permanent reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”), the relevant provisions of which became effective on January 1, 2018. Refer to Note 9 - Income Taxes for additional information.

Net Income
Net income before allocation to Principal Equityholders and diluted earnings per share for the three months ended March 31, 2018 was $47.4 million and $0.41, respectively. Net income before allocation to Principal Equityholders and diluted earnings per share for the three months ended March 31, 2017 was $35.6 million and $0.30, respectively. The increase in net income and earnings per share from the prior year is attributable to higher gross margin dollars due to higher average selling prices as well as a decrease in our income tax provision due to a lower effective tax rate for the three months ended March 31, 2018 compared to the same period in the prior year.

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

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the three months ended March 31, 2018 and 2017 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, and the payment of various liabilities. In addition, all net proceeds from our equity offerings during the three months ended March 31, 2018 and 2017, were used to purchase partnership units in New TMM along with shares of our Class B common stock, held by our Principal Equityholders. For the three months ended March 31, 2018, capital was also used to purchase partnership units in New TMM shares and shares of our Class B Common Stock from our Remaining Principal Equityholders.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2018	December 31, 2017
Total Cash, including Restricted Cash	$289,288	$575,503

Total Revolving Credit Facility	500,000	500,000
Letters of Credit Outstanding	(52,206)	(47,126)
Revolving Credit Facility Borrowings Outstanding	—	—
Revolving Credit Facility Availability	447,794	452,874

Total Liquidity	$737,082	$1,028,377

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $0.7 million for the three months ended March 31, 2018 compared to $147.9 million provided by operating activities for the three months ended March 31, 2017. The primary driver of the decrease in cash provided by operating activities in the current period is increased spending on real estate inventory and land deposits and a decrease in homes closed coupled with an increase in sales backlog driving higher inventory balances, partially offset by a lower effective tax rate resulting in higher net income.

Investing Cash Flow Activities
Net cash used in investing activities was $4.3 million for the three months ended March 31, 2018, as compared to net cash used in investing activities of $14.4 million for the three months ended March 31, 2017. The primary driver of the change between periods was higher investments of capital into our unconsolidated joint ventures in the prior year period.

Financing Cash Flow Activities
Net cash used in financing activities was $282.6 million for the three months ended March 31, 2018, as compared to net cash used in financing activities of $133.1 million for the three months ended March 31, 2017. The cash used in financing activities in 2018 was primarily attributable to repurchases of New TMM Units from our Remaining Principal Equityholders as part of our secondary equity offerings completed in January.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of March 31, 2018.

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

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings Limited Partnership (“TMM Holdings”), Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”) which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

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

Revolving Credit Facility
On January 26, 2018, we amended our $500.0 million Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022. Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023, and 2024 Senior Notes.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.7 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of March 31, 2018, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage warehouse borrowings:

(Dollars in thousands)	As of March 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Flagstar	$3,022	$39,000	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	7,864	50,000	LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	30,636	100,000	LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$41,522	$189,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2018 and December 31, 2017 were collateralized by a) $93.0 million and $187.0 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of March 31, 2018 and December 31, 2017. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	March 31, 2018	December 31, 2017
Letters of credit (1)	$52,206	$47,126
Surety bonds	289,684	284,617
Total outstanding letters of credit and surety bonds	$341,890	$331,743
(1) As of March 31, 2018 and December 31, 2017, there was $160 million and $200 million respectively, total capacity of letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of March 31, 2018

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

For the three months ended March 31, 2018, total net capital invested in unconsolidated joint ventures was $2.1 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of March 31, 2018, we had outstanding land purchase and lot option contracts of $362.5 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At March 31, 2018, we had non-refundable deposits totaling $57.4 million.

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
Critical Accounting Policies
In January 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides new guidance for revenue recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 2 - Summary of Significant Accounting Policies for additional discussion. There have been no other significant changes to our critical accounting policies during the three months ended March 31, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2018, approximately 97% of our debt was fixed rate and 3% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of March 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility. We had $447.8 million of additional availability for borrowings and $107.8 million of additional availability for letters of credit (giving effect to $52.2 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2018. The interest rate for our variable rate debt represents the weighted average interest rate on our borrowings under our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate Debt	$65.2	$42.3	$7.0	$554.3	$4.3	$700.0	$1,373.1	$1,389.1
Weighted average interest rate(1)	3.5%	3.5%	3.5%	5.5%	3.5%	5.5%	5.3%
Variable Rate Debt(2)	$41.5	-	-	-	-	-	$41.5	$41.5
Weighted average interest rate	3.6%	-	-	-	-	-	3.6%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2018, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.4 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 5, dated as of January 26, 2018, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014, December 22, 2014 and April 24, 2015), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.9(d) to Taylor Morrison Home Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 21, 2018, and incorporated herein by reference).

10.2
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.3
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.4
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.5
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.6
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
* Filed herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.1
Amendment No. 5, dated as of January 26, 2018, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014, December 22, 2014 and April 24, 2015), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.9(d) to Taylor Morrison Home Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 21, 2018, and incorporated herein by reference).

10.2
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.3
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.4
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.5
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.6
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
 * Filed herewith
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	May 2, 2018
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)