Form 10-Q
period 2018-06-30
Taylor Morrison Home Corp
filed 2018-08-01
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2018
Class A common stock, $0.00001 par value	111,392,354
Class B common stock, $0.00001 par value	863,434

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$320,102	$573,925
Restricted cash	1,319	1,578
Total cash, cash equivalents, and restricted cash	321,421	575,503
Owned inventory	3,194,241	2,956,709
Real estate not owned under option agreements	1,462	2,527
Total real estate inventory	3,195,703	2,959,236
Land deposits	40,514	49,768
Mortgage loans held for sale	99,606	187,038
Derivative assets	2,888	1,584
Prepaid expenses and other assets, net	52,029	72,334
Other receivables, net	94,320	94,488
Investments in unconsolidated entities	189,733	192,364
Deferred tax assets, net	117,892	118,138
Property and equipment, net	38,916	7,112
Intangible assets, net	1,601	2,130
Goodwill	66,198	66,198
Total assets	$4,220,821	$4,325,893
Liabilities
Accounts payable	$160,051	$140,165
Accrued expenses and other liabilities	167,315	201,540
Income taxes payable	14,454	4,525
Customer deposits	191,893	132,529
Senior notes, net	1,240,938	1,239,787
Loans payable and other borrowings	136,508	139,453
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	49,818	118,822
Liabilities attributable to real estate not owned under option agreements	1,462	2,527
Total liabilities	1,962,439	1,979,348
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 114,436,481 and 85,449,253 shares issued, 111,387,224 and 82,399,996 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 863,434 and 37,179,616 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,877,468	1,341,873
Treasury stock at cost, 3,049,257 shares as of June 30, 2018 and December 31, 2017	(47,622)	(47,622)
Retained earnings	425,238	319,833
Accumulated other comprehensive loss	(17,968)	(17,968)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,237,117	1,596,117
Non-controlling interests – joint ventures	1,359	1,663
Non-controlling interests	19,906	748,765
Total stockholders’ equity	2,258,382	2,346,545
Total liabilities and stockholders’ equity	$4,220,821	$4,325,893

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Home closings revenue, net	$956,565	$889,096	$1,689,524	$1,640,581
Land closings revenue	7,997	3,764	13,165	7,120
Financial services revenue	16,266	15,634	30,472	29,883
Total revenues	980,828	908,494	1,733,161	1,677,584
Cost of home closings	784,521	724,505	1,379,427	1,340,800
Cost of land closings	6,444	2,467	10,725	4,867
Financial services expenses	11,152	10,102	21,196	18,804
Total cost of revenues	802,117	737,074	1,411,348	1,364,471
Gross margin	178,711	171,420	321,813	313,113
Sales, commissions and other marketing costs	64,604	61,516	118,302	117,133
General and administrative expenses	35,461	33,894	68,778	67,022
Equity in income of unconsolidated entities	(4,017)	(3,071)	(7,263)	(4,156)
Interest income, net	(276)	(89)	(619)	(179)
Other expense, net	3,654	764	4,092	413
Income before income taxes	79,285	78,406	138,523	132,880
Income tax provision	19,993	22,476	31,699	41,349
Net income before allocation to non-controlling interests	59,292	55,930	106,824	91,531
Net income attributable to non-controlling interests — joint ventures	(140)	(207)	(269)	(198)
Net income before non-controlling interests	59,152	55,723	106,555	91,333
Net income attributable to non-controlling interests	(474)	(28,322)	(3,133)	(54,164)
Net income available to Taylor Morrison Home Corporation	$58,678	$27,401	$103,422	$37,169
Earnings per common share
Basic	$0.53	$0.46	$0.94	$0.76
Diluted	$0.52	$0.46	$0.93	$0.76
Weighted average number of shares of common stock:
Basic	111,347	58,977	110,508	48,822
Diluted	113,482	121,061	115,400	120,895

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before non-controlling interests, net of tax	$59,292	$55,930	$106,824	$91,531
Comprehensive income attributable to non-controlling interests — joint ventures	(140)	(207)	(269)	(198)
Comprehensive income attributable to non-controlling interests	(474)	(28,322)	(3,133)	(54,164)
Comprehensive income available to Taylor Morrison Home Corporation	$58,678	$27,401	$103,422	$37,169

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A				Class B				Additional Paid-in Capital		Treasury Stock				Stockholders' Equity
	Shares		Amount		Shares		Amount		Amount		Shares		Amount		Retained Earnings		Accumulated Other Comprehensive Loss		Non-controlling Interest - Joint Venture		Non-controlling Interests(1)		Total Stockholders’ Equity
Balance – December 31, 2017	82,399,996		$1		37,179,616		$—		$1,341,873		3,049,257		$(47,622)		$319,833		$(17,968)		$1,663		$748,765		$2,346,545
Cumulative-effect adjustment to Retained Earnings related to adoption of ASU No. 2014-09 (see Note 2)															1,983								1,983
Net income	—		—		—		—		—		—		—		103,422		—		269		3,133		106,824
Exchange of New TMM Units and corresponding number of Class B Common Stock	20,487		—		(20,487)		—		1,293		—		—		—		—		—		(1,293)		—
TMHC repurchase and cancellation of New TMM Units from Principal Equityholders	—		—		(7,588,771)		—		(201,775)		—		—		—		—		—		—		(201,775)
Exercise of stock options	98,270		—		—		—		1,588		—		—		—		—		—		—		1,588
Issuance of restricted stock units, net of shares withheld for tax	161,547	—	—	—	—	—	—	—	(1,491)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,491)
Exchange of B shares from secondary offerings	28,706,924		—		—		—		729,954		—		—		—		—		—		—		729,954
Repurchase of New TMM Units from Principal Equityholders	—		—		(28,706,924)		—		—		—		—		—		—		—		(730,963)		(730,963)
Share based compensation	—		—		—		—		6,026		—		—		—		—		—		264		6,290
Changes in non-controlling interests of consolidated joint ventures	—		—		—		—		—		—		—		—		—		(573)		—		(573)
Balance – June 30, 2018	111,387,224		$1		863,434		$—		$1,877,468		3,049,257		$(47,622)		$425,238		$(17,968)		$1,359		$19,906		$2,258,382
(1)As of June 30, 2018, the remaining Non-controlling Interest relates to management and director ownership. Refer to Note 10 - Stockholders' Equity for discussion regarding our equity offering transactions during the six months ended June 30, 2018.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$106,824	$91,531
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(7,263)	(4,156)
Stock compensation expense	6,290	6,850
Distributions of earnings from unconsolidated entities	3,298	3,496
Depreciation and amortization	11,306	2,097
Debt issuance costs amortization	1,652	1,909
Contingent consideration	146	613
Deferred income taxes	246	(6,291)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(228,278)	(200,801)
Mortgages held for sale, prepaid expenses and other assets	74,094	132,989
Customer deposits	59,364	70,867
Accounts payable, accrued expenses and other liabilities	(27,119)	(641)
Income taxes payable	9,929	1,507
Net cash provided by operating activities	10,489	99,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,593)	(915)
Distributions of capital from unconsolidated entities	9,965	3,295
Investments of capital into unconsolidated entities	(3,368)	(23,604)
Net cash (used in) investing activities	(1,996)	(21,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	18,304	8,643
Repayments of loans payable and other borrowings	(8,350)	(8,047)
Borrowings on mortgage warehouse	311,880	388,353
Repayment on mortgage warehouse	(380,884)	(523,767)
Payment of contingent consideration	(265)	—
Proceeds from stock option exercises	1,588	4,734
Proceeds from issuance of shares from secondary offerings	767,116	882,306
TMHC repurchase and cancellation of New TMM Units from principal equityholders	(201,775)	—
Repurchase of shares from principal equityholders	(768,125)	(884,303)
Payment of taxes related to net share settlement of equity awards	(1,491)	(289)
Distributions to non-controlling interests of consolidated joint ventures, net	(573)	(100)
Net cash (used in) financing activities	(262,575)	(132,470)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(254,082)	$(53,724)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	575,503	301,812
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$321,421	$248,088
SUPPLEMENTAL CASH FLOW INFORMATION:		0
Income taxes paid, net	$(21,525)	$(46,133)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$24,279	$31,305
Change in inventory not owned	$(1,065)	$(2,249)
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$(32,004)	$—
Change in Property and equipment, net due to adoption of ASU 2014-09	$32,004	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of June 30, 2018, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Illinois, North and South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component (formerly called our mortgage operating component), all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Financial Services reportable segment provides our customers with mortgage services through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

As a result of the completion of our initial public offering (“IPO”) on April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC was formed and became the owner and general partner of TMM Holdings II Limited Partnership (“New TMM”), our direct subsidiary. New TMM was formed by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (together, the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Former Principal Equityholders” and, following JH's February 2017 sale of its equity interest in us, the “Remaining Principal Equityholders”).

From January 2017 through January 2018, we completed seven public offerings for an aggregate of 80.2 million shares of our Class A Common Stock, using all of the net proceeds therefrom to repurchase our Former Principal Equityholders' indirect interest in TMHC. In January 2018, we also purchased an additional 7.6 million shares of our Class B Common Stock from our Remaining Principal Equityholders. Following our final public offering in January, 2018, the Remaining Principal Equityholders no longer held any ownership in the Company. Refer to Note 10. Stockholders' Equity for discussion regarding our equity offering transactions.

On June 7, 2018 we announced and entered into an Agreement and Plan of Merger with AV Homes, Inc. (“AV Homes”). AV Homes is a homebuilder and land developer of residential communities in Florida, North Carolina, South Carolina, Arizona and Texas. AV Homes focuses on the development and construction of primary residential communities that serve first-time and move-up buyers, as well as age restricted active adults communities.

We will acquire all of the outstanding shares of AV Homes common stock at $21.50 per share in a cash and stock transaction with an estimated value of approximately $480 million. We have not completed the fair value measurements with respect to the AV Homes' assets to be acquired and the AV Homes' liabilities to be assumed. A final determination of the fair value of AV Homes’ assets and liabilities will be based on the actual assets and liabilities of AV Homes that exist as of the date of completion of the merger. Additionally, the final value of the consideration to be paid by us to complete the merger will be determined based on the ending number of shares of AV Homes' Common Stock outstanding at the time of the completion of the merger. Within 12 months after the completion of the merger, final valuations will be completed and reflected in the combined company’s financial information. Under the terms of the agreement, AV Homes stockholders will have the option to receive, at their election, consideration per share equal to (i) $21.50 in cash, (ii) 0.9793 shares of Taylor Morrison Class A common stock or (iii) the combination of $12.64 in cash and 0.4034 shares of Taylor Morrison Class A common stock, subject to an overall proration of approximately 58.8% cash and 41.2% stock. On a pro forma basis, AV Homes stockholders are expected to own up to approximately 10% of the combined company, subject to conversion mechanics applicable to holders of AV Homes' convertible notes. The transaction has been unanimously approved by the Boards of Directors of both Taylor Morrison and AV Homes and will be submitted to the stockholders of AV Homes for approval. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2018.

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

Non-controlling interests – During the first quarter of 2018, we completed sales of our Class A Common Stock in registered public offerings, totaling 28.7 million shares. We used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our Class B Common Stock, held by our Remaining Principal Equityholders. In addition, in a series of transactions following each public offering, the Company purchased 3.8 million shares of Class B common stock directly from our Remaining Principal Equityholders on both January 8, 2018 and January 17, 2018, for an aggregate total of 7.6 million shares purchased. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders' Equity to reflect the change in ownership. Refer to Note 10- Stockholders' Equity for discussion regarding our equity offering transactions.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2018 and 2017, no impairment charges were recorded.

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

Our assessment of the carrying value of our assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2018 and December 31, 2017, we had one and two inactive projects with a carrying value of $3.2 million and $10.7 million, respectively, in the West homebuilding segment. There were no inactive projects in our Central or East homebuilding segments as of June 30, 2018 or December 31, 2017.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is consolidated into real estate inventory with a corresponding liability in liabilities attributable to real estate not owned under option agreements in the Condensed Consolidated Balance Sheets.

Investments in Unconsolidated Entities — We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and six months ended June 30, 2018 or 2017.

Revenue Recognition

Topic 606
In January 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides new guidance for revenue recognition and elected to use the modified retrospective approach to account for prior periods. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance does not materially impact our home closings revenue, net, land closings revenue or financial services revenue based on our current operations, customer contracts, and policies. However, the following changes were made to conform to the new guidance:

•
Forfeited customer deposits were previously classified as a credit to Other expense/(income), net on the Condensed Consolidated Statement of Operations. Under Topic 606, these are now considered revenue and recorded in Home closings revenue, net as of January 1, 2018. Prior period balances for forfeited customer deposits were not reclassified and are not material to the Condensed Consolidated Financial Statements.

•
Certain costs related to sales offices and model homes were previously capitalized and presented within Prepaid expenses and other assets, net on the Condensed Consolidated Balance Sheet and amortized through Sales, commissions and other marketing costs on the Condensed Consolidated Statement of Operations. Beginning January 1, 2018, these costs have been reclassified to Property and equipment, net on the Condensed Consolidated Balance Sheet and depreciated through Sales, commissions and other marketing costs on the Condensed Consolidated Statement of Operations. A total of $32.0 million of sales office and model homes costs were reclassified from Prepaid expenses and other assets, net to Property and equipment, net as of January 1, 2018. As we elected the modified retrospective approach to account for prior periods, the balance of any capitalized sales office and model home costs required to be expensed under Topic 606 was recorded as an adjustment to beginning retained earnings in the first quarter of 2018 and reflected as an approximate $2.0 million cumulative effect adjustment to retained earnings in the Condensed Consolidated Statement of Stockholders' Equity.

Home and land closings revenue
Under Topic 606, the following steps are applied to determine the proper home closings revenue and land closings revenue recognition: (1) we identify the contract(s) with our customer; (2) we identify the performance obligations in the contract; (3) we determine the transaction price; (4) we allocate the transaction price to the performance obligations in the contract; and (5) we recognize revenue when (or as) we satisfy the performance obligation. For our home sales transactions, we have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver l and). Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:

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

Recently Issued Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 primarily impacts off-balance sheet operating leases and will require such leases, with the exception of short-term leases, to be recorded on the balance sheet. Lessor accounting is not significantly impacted by the new guidance, however certain updates were made to align lessee and lessor treatment. ASU 2016-02 will be effective for us in our fiscal year beginning January 1, 2019. The guidance requires a modified retrospective approach for all existing leases at the date of initial adoption. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 primarily provides additional guidance to Topic 842 including clarification on residual value guarantees, implicit rates, lessee reassessment of lease classifications, and other various areas within the Topic. We do not believe the adoption of ASU 2016-02 or ASU 2018-10 will have a material impact on our Condensed Consolidated Financial Statements and disclosures.

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income available to TMHC – basic	$58,678	$27,401	$103,422	$37,169
Net income attributable to non-controlling interest	474	28,322	3,133	54,164
Loss fully attributable to public holding company	84	125	248	152
Net income – diluted	$59,236	$55,848	$106,803	$91,485
Denominator:
Weighted average shares – basic (Class A)	111,347	58,977	110,508	48,822
Weighted average shares – non-controlling interest (Class B)	867	60,630	3,339	70,766
Restricted stock units	898	1,075	1,068	976
Stock Options	370	379	485	331
Weighted average shares – diluted	113,482	121,061	115,400	120,895
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.53	$0.46	$0.94	$0.76
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.52	$0.46	$0.93	$0.76
We excluded a total weighted average of 1,579,683 and 1,660,683 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) and 787,527 and 1,926,724 stock options and unvested RSUs from the calculation of earnings per share for the three and six months ended June 30, 2018 and 2017, respectively.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and, therefore, are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share.
4. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Real estate developed and under development	$2,190,939	$2,130,263
Real estate held for development or held for sale (1)	56,814	76,552
Operating communities (2)	850,795	659,398
Capitalized interest	95,693	90,496
Total owned inventory	3,194,241	2,956,709
Real estate not owned under option agreements	1,462	2,527
Total real estate inventory	$3,195,703	$2,959,236
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

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2018		December 31, 2017
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	7,864	$336,396	7,703	$338,642
Partially developed	5,567	371,810	5,811	543,200
Finished	13,108	1,536,378	11,644	1,314,243
Long-term strategic assets	50	3,169	763	10,730
Total	26,589	$2,247,753	25,921	$2,206,815

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of June 30, 2018 and December 31, 2017, we had the right to purchase 3,949 and 5,037 lots under land option purchase contracts, respectively, for an aggregate purchase price of $350.0 million and $405.3 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of June 30, 2018 and December 31, 2017, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $40.5 million and $49.8 million, respectively, in land deposits related to land options and land purchase contracts.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest capitalized - beginning of period	$95,334	$103,059	$90,496	$102,642
Interest incurred	20,129	20,711	39,815	41,425
Interest amortized to cost of home closings	(19,770)	(23,280)	(34,618)	(43,577)
Interest capitalized - end of period	$95,693	$100,490	$95,693	$100,490

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	June 30, 2018	December 31, 2017
Assets:
Real estate inventory	$591,198	$627,841
Other assets	145,205	138,341
Total assets	$736,403	$766,182
Liabilities and owners’ equity:
Debt	$181,762	$193,770
Other liabilities	26,527	27,556
Total liabilities	208,289	221,326
Owners’ equity:
TMHC	189,733	192,364
Others	338,381	352,492
Total owners’ equity	528,114	544,856
Total liabilities and owners’ equity	$736,403	$766,182

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$76,629	$64,260	$135,703	$87,253
Costs and expenses	(61,485)	(50,937)	(108,817)	(71,041)
Income of unconsolidated entities	$15,144	$13,323	$26,886	$16,212
TMHC’s share in income of unconsolidated entities	$4,017	$3,071	$7,263	$4,156
Distributions from unconsolidated entities	$12,230	$5,052	$13,263	$6,791

6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Real estate development costs to complete	$9,966	$14,815
Compensation and employee benefits	50,773	72,352
Self-insurance and warranty reserves	53,011	51,010
Interest payable	17,011	17,125
Property and sales taxes payable	10,885	12,294
Other accruals	25,669	33,944
Total accrued expenses and other liabilities	$167,315	$201,540

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reserve - beginning of period	$50,336	$52,416	$51,010	$50,550
Additions to reserves	10,282	6,744	15,325	11,043
Costs and claims incurred	(7,873)	(6,593)	(12,933)	(9,928)
Change in estimates to existing reserves	266	1,517	(391)	2,419
Reserve - end of period	$53,011	$54,084	$53,011	$54,084

7. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2018			December 31, 2017
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$3,294	$546,706	$550,000	$3,892	$546,108
5.875% Senior Notes due 2023, unsecured	350,000	2,718	347,282	350,000	3,002	346,998
5.625% Senior Notes due 2024, unsecured	350,000	3,050	346,950	350,000	3,319	346,681
Senior Notes subtotal	1,250,000	9,062	1,240,938	1,250,000	10,213	1,239,787
Loans payable and other borrowings	136,508	—	136,508	139,453	—	139,453
Revolving Credit Facility(1)	—	—	—	—	—	—
Mortgage warehouse borrowings	49,818	—	49,818	118,822	—	118,822
Total Senior Notes and other financing	$1,436,326	$9,062	$1,427,264	$1,508,275	$10,213	$1,498,062
(1) The Revolving Credit Facility included $3.1 million and $2.0 million of unamortized debt issuance costs as of June 30, 2018 and December 31, 2017, respectively, which is presented in Prepaid expenses and other assets, net on the Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, we had $48.4 million and $47.1 million, respectively, of utilized letters of credit, resulting in $551.6 million and $452.9 million, respectively, of availability on the Revolving Credit Facility.

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

Revolving Credit Facility

On January 26, 2018, we amended our $500.0 million Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022. On June 29, 2018, we further amended the Revolving Credit Facility to increase the amount available to $600.0 million. Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023 and 2024 Senior Notes.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2018, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2018
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$1,692	$5,000	(2)	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	18,334	50,000		LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	29,792	100,000		LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$49,818	$155,000

	As of December 31, 2017
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$12,990	$39,000		LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	41,447	85,000		LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	64,385	125,000		LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$118,822	$249,000

(1) The mortgage warehouse borrowings outstanding as of June 30, 2018 and December 31, 2017 were collateralized by a) $99.6 million and $187.0 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

(2) We amended our warehouse agreement with Flagstar during the three months ended June 30, 2018 and reduced our capacity from $39.0 million to $5.0 million. From time to time we have the ability to increase or decrease capacity to accommodate funding needs.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2018 and December 31, 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of June 30, 2018 and December 31, 2017. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2018, when compared to December 31, 2017.

The carrying value and fair value of our financial instruments are as follows:

		June 30, 2018		December 31, 2017
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$99,606	$99,606	$187,038	$187,038
Derivative assets, net	2	2,451	2,451	1,352	1,352
Mortgage warehouse borrowings	2	49,818	49,818	118,822	118,822
Loans payable and other borrowings	2	136,508	136,508	139,453	139,453
5.25% Senior Notes due 2021 (1)	2	546,706	550,000	546,108	561,000
5.875% Senior Notes due 2023 (1)	2	347,282	348,250	346,998	369,705
5.625% Senior Notes due 2024 (1)	2	346,950	342,335	346,681	366,205
Revolving Credit Facility	2	—	—	—	—
Contingent consideration liability(2)	3	—	—	5,328	5,328
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

(2) All payments related to our contingent consideration liability were paid during the first quarter of 2018 and no liability exists as of June 30, 2018.

9. INCOME TAXES
Our effective tax rate for the three and six months ended June 30, 2018 was 25.2% and 22.9%, respectively, compared to 28.7% and 31.1% for the same periods in 2017, respectively. For the three and six months ended June 30, 2018 and 2017, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, special deductions and credits relating to home building activities, uncertain tax positions, and discrete tax adjustments related to certain deferred tax assets and liabilities. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”), the relevant provisions of which became effective on January 1, 2018.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional tax expense in the fourth quarter of 2017 related to the write-down of our existing deferred tax assets and the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. In the quarter ended June 30, 2018, we recorded a $1.0 million reduction to the provisional tax expense for the mandatory repatriation of foreign earnings. The adjustment to the provisional tax expense during the quarter was a result of the filing of foreign income tax returns and the issuance of additional guidance from the IRS interpreting various provisions of the Tax Act. Our accounting of the Tax Act is still a provisional estimate and further adjustments may be necessary in 2018 due to changes in our interpretation of the Tax Act and the issuance of additional guidance by various regulatory bodies. We expect our final accounting for the Tax Act under SAB 118 to be completed when we finalize our 2017 income tax returns.

At both June 30, 2018 and December 31, 2017, cumulative gross unrecognized tax benefits were $12.9 million. If the unrecognized tax benefits as of June 30, 2018 were to be recognized, approximately $10.3 million would affect the effective tax rate. We had $1.3 million and $1.0 million of gross interest and penalties related to unrecognized tax positions accrued as of June 30, 2018 and December 31, 2017, respectively.

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

During the first quarter of 2018, we completed sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Remaining Principal Equityholders. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings.
The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the first quarter of 2018:

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

Following our final public offering on January 17, 2018, our Principal Equityholders no longer have any remaining investment in us. The components and respective voting power of outstanding TMHC Common Stock, including the effects of the secondary offerings, at June 30, 2018 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	111,387,224	99.2%
Class B Common Stock(1)	863,434	0.8%
Total	112,250,658	100%
(1) The remaining 0.8% of Class B Common Stock is held by certain current and former members of management and directors.

Stock Repurchase Program
On January 3, 2018, our Board of Directors authorized an extension of the Company's stock repurchase program through December 31, 2018 and increased the amount available for repurchases under the program to a maximum total amount of $200.0 million of the Company’s Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. On January 8, 2018 we purchased $100.0 million of Common Stock. On January 17, 2018 we purchased an additional $101.8 million. Because these repurchases were in connection with the offerings by our Remaining Principal Equityholders, the stock repurchase program was not reduced by such purchase and such authorization remained in effect thereafter. As of June 30, 2018 there was $95.9 million available to be used for repurchases. During the three months ended June 30, 2018, there were no shares repurchased. During the three and six months ended June 30, 2017, there were no shares repurchased.

11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Class A Common Stock. As of June 30, 2018, we had an aggregate of 8,338,851 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units (1)	$1,803	$2,294	$4,105	$4,191
Stock options	944	1,188	2,185	2,146
New TMM units (2)	—	356	—	513
Total stock compensation	$2,747	$3,838	$6,290	$6,850
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2) As of December 31, 2017, all new TMM units were vested, and there is no further expense associated with them.

At June 30, 2018 and December 31, 2017, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $27.7 million and $19.8 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	1,889,559	$14.84
Granted	566,943	24.12
Vested	(223,739)	15.29
Forfeited (1)	(367,860)	16.59
Balance at June 30, 2018	1,864,903	$17.09
(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment.

During the three and six months ended June 30, 2018, we granted time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

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

Stock Options – The following table summarizes the stock option activity for the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2017	2,854,213	$17.50
Granted	721,762	23.86
Exercised	(98,270)	16.16
Canceled/Forfeited	(194,849)	18.52
Outstanding at June 30, 2018	3,282,856	$18.86
Options exercisable at June 30, 2018	1,541,557	$18.74

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

Pursuant to the reorganization transactions in connection with our IPO, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. As of December 31, 2017, all New TMM Units were vested. The shares of Class B Common Stock/New TMM Units held by members of management and members of our Board of Directors as of June 30, 2018 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	883,921	$5.24
Exchanges (1)	(20,487)	6.93
Balance at June 30, 2018	863,434	$5.20
(1) Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.

12. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us. Such transactions with related parties are typically conducted in the normal course of operations and are generally executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties. There was no activity for the three months ended June 30, 2018.

During the six months ended June 30, 2018 we engaged in multiple equity offering transactions with our Remaining Principal Equityholders. Refer to Note 10 - Stockholders' Equity for discussion regarding such transactions.

During the three months ended June 30, 2017, we entered into a contract to purchase 140 home lots in Tustin, California for a total purchase price of $30.0 million from Intracorp Companies, which is owned and controlled by a member of the Board of Directors.

During the three and six months ended June 30, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by our Former Principal Equityholders. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings. The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the six months ended June 30, 2017:

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
February 6, 2017	11,500	$18.2875
March 27, 2017	10,000	20.7800
May 5, 2017	10,000	23.1200
June 27, 2017	10,000	23.3000

13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands). There was no activity in the three months ended June 30, 2018, therefore it is not presented.

	Six Months Ended June 30, 2018
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,082	$(45,205)	$25,155	$(17,968)
Gross amounts reclassified within AOCI	—	25,155	(25,155)	—
Balance, end of period	$2,082	$(20,050)	$—	$(17,968)

	Three Months Ended June 30, 2017
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,061	$(63,448)	$43,398	$(17,989)
Gross amounts reclassified within AOCI	—	11,489	(11,489)	—
Balance, end of period	$2,061	$(51,959)	$31,909	$(17,989)

	Six Months Ended June 30, 2017
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Gross amounts reclassified within AOCI	—	27,968	(27,968)	—
Balance, end of period	$2,061	$(51,959)	$31,909	$(17,989)

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division), and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	Taylor Morrison Home Funding, LLC (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

Segment information is as follows (in thousands):

	Three Months Ended June 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$360,472	$298,112	$305,978	$16,266	$—	$980,828

Gross margin	65,128	53,653	54,816	5,114	—	178,711
Selling, general and administrative expenses	(31,105)	(26,122)	(20,061)	—	(22,777)	(100,065)
Equity in income of unconsolidated entities	128	374	1,476	2,039	—	4,017
Interest and other (expense), net	(122)	(130)	(101)	—	(3,025)	(3,378)
Income/(loss) before income taxes	$34,029	$27,775	$36,130	$7,153	$(25,802)	$79,285

	Three Months Ended June 30, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$320,053	$267,562	$305,245	$15,634	$—	$908,494

Gross margin	68,988	48,413	48,487	5,532	—	171,420
Selling, general and administrative expenses	(29,337)	(25,933)	(18,854)	—	(21,286)	(95,410)
Equity in income of unconsolidated entities	—	226	685	2,160		3,071
Interest and other (expense)/income, net	(129)	602	(67)	—	(1,081)	(675)
Income/(loss) before income taxes	$39,522	$23,308	$30,251	$7,692	$(22,367)	$78,406

	Six Months Ended June 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$645,279	$512,224	$545,186	$30,472	$—	$1,733,161

Gross margin	117,417	94,280	100,840	9,276	—	321,813
Selling, general and administrative expenses	(59,738)	(48,402)	(35,626)	—	(43,314)	(187,080)
Equity in income of unconsolidated entities	239	755	2,571	3,698	—	7,263
Interest and other (expense), net	(600)	(238)	(81)	—	(2,554)	(3,473)
Income/(loss) before income taxes	$57,318	$46,395	$67,704	$12,974	$(45,868)	$138,523

	Six Months Ended June 30, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$583,718	$473,819	$590,164	$29,883	$—	$1,677,584

Gross margin	122,346	85,621	94,067	11,079	—	313,113
Selling, general and administrative expenses	(56,506)	(47,425)	(37,907)	—	(42,317)	(184,155)
Equity in income of unconsolidated entities	—	58	602	3,496	—	4,156
Interest and other (expense)/income, net	(213)	258	(192)	—	(87)	(234)
Income/(loss) before income taxes	$65,627	$38,512	$56,570	$14,575	$(42,404)	$132,880

	As of June 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,253,377	$913,502	$1,069,338	$—	$—	$3,236,217
Investments in unconsolidated entities	30,250	34,763	120,705	4,015	—	189,733
Other assets	76,418	114,518	35,082	149,492	419,361	794,871
Total assets	$1,360,045	$1,062,783	$1,225,125	$153,507	$419,361	$4,220,821

	As of December 31, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,150,918	$818,431	$1,039,655	$—	$—	$3,009,004
Investments in unconsolidated entities	29,316	32,874	126,559	3,615	—	192,364
Other assets	85,753	124,593	53,492	225,641	635,046	1,124,525
Total assets	$1,265,987	$975,898	$1,219,706	$229,256	$635,046	$4,325,893

15. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $341.0 million and $331.7 million as of June 30, 2018 and December 31, 2017, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2018 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2018 and December 31, 2017, our legal accruals were $1.0 million and $2.3 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	June 30, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$2,888	$152,089	$1,584	$73,817
MBSs	(437)	136,000	(232)	118,078
Total	$2,451		$1,352

Total commitments to originate loans approximated $163.9 million and $80.0 million as of June 30, 2018 and December 31, 2017, respectively. The fair value and notional amounts represent the commitments to originate loans for both best efforts and mandatory loans that have been locked.

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

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). Although we believe that these forward-

looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations in Arizona, California, Colorado, Florida, Georgia, Illinois, North and South Carolina and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury and active adult. Our homebuilding business operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component (formerly called our mortgage operating component), all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

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

Recent Developments
Registered public offerings:
During the first quarter of 2018, we completed sales of our Class A Common Stock in registered public offerings, totaling 28.7 million shares. We used all the net proceeds from the public offerings to purchase partnership units (“New TMM Units”) in TMM Holdings II Limited Partnership (“New TMM”), our direct subsidiary, along with shares of our Class B Common Stock, held by affiliates of TPG Global, LLC (“TPG”) and investment funds managed by Oaktree Capital Management, L.P. or their respective subsidiaries (“Oaktree” and, together with TPG, the “Remaining Principal Equityholders”). In addition, in a series of transactions following each public offering, the Company purchased 3.8 million shares of Class B common stock directly from our Remaining Principal Equityholders on both January 8, 2018 and January 17, 2018 for an aggregate total of 7.6 million shares purchased. Following our last public offering on January 17, 2018, neither TPG, Oaktree, nor affiliates of JH Investments, Inc. (“JH” and, together with TPG and Oaktree, the “Principal Equityholders”) had any remaining investment in us.

Business combinations:
On June 7, 2018 we announced and entered into an Agreement and Plan of Merger with AV Homes, Inc. (“AV Homes”). AV Homes is a homebuilder and land developer of residential communities in Florida, North and South Carolina, Arizona and Texas. AV Homes focuses on the development and construction of primary residential communities that serve first-time and move-up buyers, as well as age restricted active adults communities.

We will acquire all of the outstanding shares of AV Homes common stock at $21.50 per share in a cash and stock transaction with an estimated value of approximately $480 million. Under the terms of the agreement, AV Homes stockholders will have the option to receive, at their election, consideration per share equal to (i) $21.50 in cash, (ii) 0.9793 shares of Taylor Morrison Class A common stock or (iii) the combination of $12.64 in cash and 0.4034 shares of Taylor Morrison Class A common stock, subject to an overall proration of approximately 58.8% cash and 41.2% stock. On a pro forma basis, AV Homes stockholders are expected to own up to approximately 10% of the combined company, subject to conversion mechanics applicable to holders of AV Homes' convertible notes. The transaction has been unanimously approved by the Boards of Directors of both Taylor

Morrison and AV Homes and will be submitted to the stockholders of AV Homes for approval. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2018 and the closing is subject to customary closing conditions.

Revolving Credit Facility:
Our $500.0 million Revolving Credit Facility was amended on January 26, 2018 to extend the maturity date from April 12, 2019 to January 26, 2022. On June 29, 2018, the Revolving Credit Facility was further amended to increase the commitments under the facility to $600.0 million.

Second Quarter 2018 Highlights:

•	Sales per outlet were 2.6

•	Net sales orders were 2,342

•	Home closings were 1,992

•	Total revenue was $981 million

•	Home closings gross margin, inclusive of capitalized interest, was 18.0 percent

•	Net income was $59 million with diluted earnings per share of $0.52

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30, 2018		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Statements of Operations Data:
Home closings revenue, net	$956,565	$889,096	$1,689,524	$1,640,581
Land closings revenue	7,997	3,764	13,165	7,120
Financial services revenue	16,266	15,634	30,472	29,883
Total revenues	980,828	908,494	1,733,161	1,677,584
Cost of home closings	784,521	724,505	1,379,427	1,340,800
Cost of land closings	6,444	2,467	10,725	4,867
Financial services expenses	11,152	10,102	21,196	18,804
Gross margin	178,711	171,420	321,813	313,113
Sales, commissions and other marketing costs	64,604	61,516	118,302	117,133
General and administrative expenses	35,461	33,894	68,778	67,022
Equity in income of unconsolidated entities	(4,017)	(3,071)	(7,263)	(4,156)
Interest income, net	(276)	(89)	(619)	(179)
Other expense, net	3,654	764	4,092	413
Income before income taxes	79,285	78,406	138,523	132,880
Income tax provision	19,993	22,476	31,699	41,349
Net income before allocation to non-controlling interests	59,292	55,930	106,824	91,531
Net income attributable to non-controlling interests — joint ventures	(140)	(207)	(269)	(198)
Net income before non-controlling interests	59,152	55,723	106,555	91,333
Net income from continuing operations attributable to non-controlling interests	(474)	(28,322)	(3,133)	(54,164)
Net income available to Taylor Morrison Home Corporation	$58,678	$27,401	$103,422	$37,169
Home closings gross margin	18.0%	18.5%	18.4%	18.3%
Sales, commissions and other marketing costs as a percentage of home closings revenue	6.8%	6.9%	7.0%	7.1%
General and administrative expenses as a percentage of home closings revenue	3.7%	3.8%	4.1%	4.1%
Average sales price per home closed	$480	$477	$477	$470

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Average Active Selling Communities

	Three Months Ended June 30,
	2018	2017	Change
East	121	127	(4.7)%
Central	124	117	6.0
West	52	50	4.0
Total	297	294	1.0%

	Six Months Ended June 30,
	2018	2017	Change
East	123	126	(2.4)%
Central	119	117	1.7
West	50	54	(7.4)
Total	292	297	(1.7)%
An increase in new community openings in several of our Texas and California markets during the second quarter of 2018 contributed to the 6.0% and 4.0% increases in average active communities in our Central and West regions, respectively. The increases in the Central and West regions were offset by a decrease in our East region as a result of a shift in timing of new community openings to later in the year. As a result, our total average active selling communities remained relatively flat for the three months ended June 30, 2018 compared to the prior year. The slight decrease in average active selling communities for the six months ended June 30, 2018 when compared to the prior year was driven by our West region, due to higher than expected sales pace in the current year which led to increased community close outs.

Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	894	1,096	(18.4)%	$390,007	$418,001	(6.7)%	$436	$381	14.4%
Central	832	677	22.9	393,236	328,658	19.6	473	485	(2.5)
West	616	603	2.2	396,123	357,319	10.9	643	593	8.4
Total	2,342	2,376	(1.4)%	$1,179,366	$1,103,978	6.8%	$504	$465	8.4%

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	1,894	2,146	(11.7)%	$806,809	$830,044	(2.8)%	$426	$387	10.1%
Central	1,587	1,305	21.6	766,742	617,713	24.1	483	473	2.1
West	1,304	1,350	(3.4)	822,759	787,846	4.4	631	584	8.0
Total	4,785	4,801	(0.3)%	$2,396,310	$2,235,603	7.2%	$501	$466	7.5%
(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:
The average selling price of net sales orders increased by 14.4% and 10.1%, respectively, for three and six months ended June 30, 2018 compared to the same period in the prior year. Geographical and product mix among all divisions within the region contributed to the increase in average selling prices. The number of net sales orders decreased by 18.4% and 11.7%, respectively, for the same comparative periods. The decreases in units was driven by a reduction in average active selling communities due to higher than expected sales pace resulting in limited product availability.

Central:
The number of net sales orders increased by 22.9% and 21.6%, and sales value of homes increased by 19.6% and 24.1%, respectively, for the three and six months ended June 30, 2018 compared to the same period in the prior year. The expansion of our Taylor Morrison brand in Dallas contributed to the higher number of sales orders and overall sales value in the region in the current year as well as other markets in the Central region that continue to strengthen their performance.

West:
The average selling price of net sales orders increased by 8.4% and 8.0%, respectively, for the three and six months ended June 30, 2018 compared to the same period in the prior year. Limited supply combined with strong demand across all markets in our West region have contributed to the increase in average selling prices. In addition, product mix in our California market has allowed for higher average selling prices in the current year.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
East	10.6%	8.8%	10.5%	9.5%
Central	11.3	11.2	10.0	11.3
West	10.6	12.5	9.1	11.8
Total Company	10.8%	10.4%	10.0%	10.7%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The Total Company cancellation rate increase for the three months ended June 30, 2018 compared to the same period in the prior year was driven primarily by our East region, as a result of new communities in these regions being in earlier stages of their life cycle. For the six months ended June 30, 2018 compared to the same period in the prior year, Total Company cancellation rate decreased to 10.0% from 10.7% due to increased demand for new housing and a rising interest rate environment.

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	1,832	1,905	(3.8)%	$825,231	$772,244	6.9%	$450	$405	11.1%
Central	1,587	1,282	23.8	778,782	655,956	18.7	491	512	(4.1)
West	1,323	1,254	5.5	820,175	712,816	15.1	620	568	9.2
Total	4,742	4,441	6.8%	$2,424,188	$2,141,016	13.2%	$511	$482	6.0%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 6.8% and 13.2% at June 30, 2018, respectively, compared to June 30, 2017. The increase in backlog units is primarily a result of a shift in timing of closings to a future period partially due to platting and permitting delays with municipalities in several of our markets. In addition, higher average selling prices resulted in higher sales value compared to the prior year.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	875	780	12.2%	$356,351	$317,113	12.4%	$407	$407	—%
Central	617	557	10.8	294,236	266,738	10.3	477	479	(0.4)
West	500	526	(4.9)	305,978	305,245	0.2	612	580	5.5
Total	1,992	1,863	6.9%	$956,565	$889,096	7.6%	$480	$477	0.6%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	1,575	1,462	7.7%	$640,787	$580,214	10.4%	$407	$397	2.5%
Central	1,051	981	7.1	507,701	470,203	8.0	483	479	0.8
West	913	1,050	(13.0)	541,036	590,164	(8.3)	593	562	5.5
Total	3,539	3,493	1.3%	$1,689,524	$1,640,581	3.0%	$477	$470	1.5%
East:
The number of homes closed increased by 12.2% and 7.7%, respectively, for the three and six months ended June 30, 2018 compared to the same periods in the prior year. Home closings revenue, net increased by 12.4% and 10.4%, respectively, for the same comparative periods. Our Florida markets were the primary drivers of the increase in both units and dollars as a result of continued favorable homebuyer reception of our products and communities in those markets.

Central:
The number of homes closed increased by 10.8% and 7.1%, respectively, for the three and six months ended June 30, 2018 compared to the same periods in the prior year. Home closings revenue, net increased by 10.3% and 8.0%, respectively, for the same comparative periods. The increase in units was a result of the expansion of our Taylor Morrison brand in our Dallas market, leading to an increase in the number of communities and home closings in the current year compared to the prior year. In addition, there was a shift in closings from the first quarter of the year to the second quarter in our Houston market due to a delay in starts in the prior year caused by Hurricane Harvey.

West:
We saw a decrease in the number of homes closed for the three and six months ended June 30, 2018 compared to the same periods in the prior year. The decreases were primarily driven by a decline in product availability as a result of fewer active communities in the prior periods when the sales occurred. However, demand for our products in this region remain strong as evidenced by a 5.5% increase in average selling price for homes closed for both the three and six months ended June 30, 2018.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017	Change
East	$4,121	$2,940	$1,181
Central	3,876	824	3,052
West	—	—	—
Total	$7,997	$3,764	$4,233

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change
East	$4,492	$3,504	$988
Central	4,523	3,616	907
West	4,150	—	4,150
Total	$13,165	$7,120	$6,045

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The increase in land closings revenue for the current quarter in the Central region is due to sales of a large self-developed project in our Dallas market. The increase in land closings revenue for the six months ended June 30, 2018 in the West region is due to the sale of certain long-term strategic assets in the current year.

Home Closings Gross Margin

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Home closings revenue, net	$356,351	$317,113	$294,236	$266,738	$305,978	$305,245	$956,565	$889,096
Cost of home closings	291,548	249,341	241,811	218,406	251,162	256,758	784,521	724,505
Home closings gross margin	64,803	67,772	52,425	48,332	54,816	48,487	172,044	164,591
Home closings gross margin %	18.2%	21.4%	17.8%	18.1%	17.9%	15.9%	18.0%	18.5%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Home closings revenue, net	$640,787	$580,214	$507,701	$470,203	$541,036	$590,164	$1,689,524	$1,640,581
Cost of home closings	523,747	459,159	414,905	385,543	440,775	496,098	1,379,427	1,340,800
Home closings gross margin	117,040	121,055	92,796	84,660	100,261	94,066	310,097	299,781
Home closings gross margin %	18.3%	20.9%	18.3%	18.0%	18.5%	15.9%	18.4%	18.3%

East:
Home closings gross margin percentage decreased to 18.2% from 21.4% for the three months ended June 30, 2018 and 2017, respectively, and to 18.3% from 20.9% for the six months ended June 30, 2018 and 2017, respectively. The primary driver for these decreases was geographic and product mix within the East region as well as increased land and development costs in several of our markets.

Central:

Home closings gross margin percentage decreased to 17.8% from 18.1% for the three months ended June 30, 2018 and 2017, respectively, and increased to 18.3% from 18.0% for the six months ended June 30, 2018 and 2017, respectively. The decrease in home closings gross margin percentage for the current quarter compared to the same quarter in the prior year is partially due to product mix within the region resulting in lower average selling prices as well as rising construction costs in our Houston market. However, several markets within the Central region experienced an increase in rebates from our regional and national vendor program, which contributed to the decrease in costs of home closings and increase in home closings gross margin for the six months ended June 30, 2018.

West:
Home closings gross margin percentage increased to 17.9% from 15.9% for the three months ended June 30, 2018 and 2017, respectively, and increased to 18.5% from 15.9% for the six months ended June 30, 2018 and 2017, respectively. The increases were partially due to product mix contributing to higher average selling prices during the current year, as well as larger rebates from our regional and national vendor program across several markets within the West region. In addition, home closings in the prior year had higher land and development costs resulting in lower margins.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except the number of loan originations)	2018	2017	Change	2018	2017	Change
Mortgage operations revenue	$13,658	$13,749	(0.7)%	$25,978	$26,406	(1.6)%
Mortgage operations revenue - Other	680	387	75.7	1,152	762	51.2
Title services revenue	1,928	1,498	28.7	3,342	2,715	23.1
Total financial services revenue	16,266	15,634	4.0%	30,472	29,883	2.0%
Financial services equity in income of unconsolidated entities	2,039	2,160	(5.6)	3,698	3,496	5.8
Total revenue	18,305	17,794	2.9	34,170	33,379	2.4
Financial services expenses	11,152	10,102	10.4	21,196	18,804	12.7
Financial services income before income taxes	$7,153	$7,692	(7.0)%	$12,974	$14,575	(11.0)
Total originations:
Loans	1,055	1,114	(5.3)%	1,971	2,060	(4.3)%
Principal	$363,429	$379,225	(4.2)%	$680,765	$700,896	(2.9)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Supplemental data:
Average FICO score	746	745	746	744
Funded origination breakdown:
Government (FHA,VA,USDA)	16%	18%	15%	19%
Other agency	69%	66%	71%	65%
Total agency	85%	84%	86%	84%
Non-agency	15%	16%	14%	16%
Total funded originations	100%	100%	100%	100%

Financial services revenue increased by 4.0% and 2.0%, respectively, for the three and six months ended June 30, 2018 compared to the same periods in the prior year. The increases were primarily driven by the expansion of our title services to North and South Carolina and the increases in the number of homes closed.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased slightly to 6.8% from 6.9% and to 7.0% from 7.1% for the three and six months ended June 30, 2018 compared to the same periods in 2017. These decreases were primarily driven by an increase in homebuilding revenue, net as well as efficiencies we achieved and maintained as a result of previous investments we made in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased slightly to 3.7% from 3.8% for the three months ended June 30, 2018. For the six months ended June 30, 2018, general and administrative expenses as a percentage of home closings revenue, net remained flat at 4.1% compared to the same period in the prior year. The relatively consistent general and administrative expenses as a percentage of home closings revenue, net, were primarily driven by an increase in homebuilding revenues net, and our efforts to utilize our scalable platform, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $4.0 million and $3.1 million for the three months ended June 30, 2018 and 2017, respectively, and $7.3 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. The increases were primarily due to increased activity in our homebuilding unconsolidated joint ventures as they mature in their life cycle.

Interest Income, Net
Interest income, net was $276 thousand and $89 thousand for the three months ended June 30, 2018 and 2017, respectively, and $619 thousand and $179 thousand for the six months ended June 30, 2018 and 2017, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, Net
Other expense, net was $3.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and was $4.1 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. The expense in the current year relates primarily to pre-acquisition costs on abandoned land projects and expenses related to the acquisition of AV Homes, offset by an increase in the number of recoveries from our captive insurance claims.

Income Tax Provision
The effective tax rate for the three and six months ended June 30, 2018 was 25.2% and 22.9%, respectively, compared to 28.7% and 31.1% for the same periods in 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes, changes in valuation allowances, and certain deductions and credits relating to homebuilding activities. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”), the relevant provisions of which became effective on January 1, 2018.

Net Income
Net income before allocation to non-controlling interests and diluted earnings per share for the three months ended June 30, 2018 was $59.3 million and $0.52, respectively. Net income before allocation to non-controlling interests and diluted earnings per share for the three months ended June 30, 2017 was $55.9 million and $0.46, respectively. The increase in net income and earnings per share from the prior year is attributable to higher gross margin dollars due to a result of an increase in the number of homes closed, as well as a decrease in our income tax provision due to a lower effective tax rate for the three months ended June 30, 2018 compared to the same period in the prior year.

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

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the six months ended June 30, 2018 and 2017 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, and the payment of various liabilities. In addition, all net proceeds from our equity offerings during 2018 and 2017, were used to purchase partnership units in New TMM along with shares of our Class B common stock, held by our Former Principal Equityholders. During the first quarter of 2018, capital was also used to purchase partnership units in New TMM shares and shares of our Class B Common Stock from our Remaining Principal Equityholders.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2018	December 31, 2017
Total Cash, excluding Restricted Cash	$320,102	$573,925

Total Revolving Credit Facility	600,000	500,000
Letters of Credit Outstanding	(48,414)	(47,126)
Revolving Credit Facility Borrowings Outstanding	—	—
Revolving Credit Facility Availability	551,586	452,874

Total Liquidity	$871,688	$1,026,799

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $10.5 million for the six months ended June 30, 2018 compared to $100.0 million provided by operating activities for the six months ended June 30, 2017. The primary driver of the decrease in cash provided by operating activities compared to the prior period is increased spending on real estate inventory and land deposits and a decrease in accounts payable, accrued expenses and other liabilities, partially offset by an increase in the number of homes closed and a lower effective tax rate resulting in higher net income.

Investing Cash Flow Activities
Net cash used in investing activities was $2.0 million for the six months ended June 30, 2018, as compared to net cash used in investing activities of $21.2 million for the six months ended June 30, 2017. The primary driver of the change between periods was higher investments of capital into our unconsolidated joint ventures in the prior year period.

Financing Cash Flow Activities
Net cash used in financing activities was $262.6 million for the six months ended June 30, 2018, as compared to net cash used in financing activities of $132.5 million for the six months ended June 30, 2017. The cash used in financing activities in 2018 was primarily attributable to repurchases of New TMM Units from our Remaining Principal Equityholders as part of our secondary equity offerings completed in January.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of June 30, 2018.

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

Revolving Credit Facility
On January 26, 2018, we amended our $500.0 million Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022. On June 29, 2018, we further amended the Revolving Credit Facility to increase the amount available to $600.0 million. Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the 2021, 2023, and 2024 Senior Notes.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of June 30, 2018, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings:

(Dollars in thousands)	As of June 30, 2018
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Flagstar	$1,692	$5,000	(2)	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Comerica	18,334	50,000		LIBOR + 2.25%	On Demand	Mortgage Loans
J.P. Morgan	29,792	100,000		LIBOR + 2.375%	September 24, 2018 (3)	Mortgage Loans and Restricted Cash
Total	$49,818	$155,000

(1) The mortgage warehouse borrowings outstanding as of June 30, 2018 were collateralized by a) $99.6 million of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)We amended our warehouse agreement with Flagstar during the three months ended June 30, 2018 and reduced our capacity from $39.0 million to $5.0 million. From time to time we have the ability to increase or decrease capacity to accommodate funding needs
(3) We expect to renew the J.P. Morgan facility during the third quarter of 2018.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of June 30, 2018 and December 31, 2017. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	June 30, 2018	December 31, 2017
Letters of credit (1)	$48,414	$47,126
Surety bonds	292,547	284,617
Total outstanding letters of credit and surety bonds	$340,961	$331,743
(1) As of June 30, 2018 there was $160 million total capacity for letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of June 30, 2018

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

For the six months ended June 30, 2018, total net capital invested in unconsolidated joint ventures was $3.4 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of June 30, 2018, we had outstanding land purchase and lot option contracts of $350.0 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2018, we had non-refundable deposits totaling $40.5 million.

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
Critical Accounting Policies
In January 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides new guidance for revenue recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 2 - Summary of Significant Accounting Policies for additional discussion. There have been no other significant changes to our critical accounting policies during the six months ended June 30, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2018, approximately 97% of our debt was fixed rate and 3% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of June 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility. We had $551.6 million of additional availability for borrowings and $111.6 million of additional availability for letters of credit (giving effect to $48.4 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2018. The interest rate for our variable rate debt represents the weighted average interest rate on our borrowings under our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate Debt	$54.0	$58.3	$13.7	$555.2	$5.3	$700.0	$1,386.5	$1,377.1
Weighted average interest rate(1)	3.5%	3.5%	3.5%	5.5%	3.5%	5.5%	5.3%
Variable Rate Debt(2)	$49.8	-	-	-	-	-	$49.8	$49.8
Weighted average interest rate	3.9%	-	-	-	-	-	3.9%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2018, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2018.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Agreement and Plan of Merger, dated June 7, 2018, among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference).†

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2018, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.1
Voting Agreement, dated June 7, 2018, by and between Taylor Morrison Home Corporation and TPG Capital (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference).†

10.2*	Amendment No. 6 to the Second Amended and Restated Credit Agreement.

10.3*
Form of Omnibus Amendment to the Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended as of June 14, 2018)

10.4‡*	Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Sheryl D. Palmer.

10.5‡*	Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and C. David Cone.

10.6‡*	Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Darrell C. Sherman.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith
** Furnished herewith
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
‡ Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

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

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated June 7, 2018, among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference).†

3.1	Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 31, 2018, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.1
Voting Agreement, dated June 7, 2018, by and between Taylor Morrison Home Corporation and TPG Capital (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference).†

10.2*	Amendment No. 6 to the Second Amended and Restated Credit Agreement.

10.3*
Form of Omnibus Amendment to the Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended as of June 14, 2018)

10.4‡*	Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Sheryl D. Palmer.

10.5‡*	Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and C. David Cone.

10.6‡*	Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Darrell C. Sherman.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith
** Furnished herewith
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
‡ Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	August 1, 2018
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)