Form 10-Q
period 2018-09-30
Taylor Morrison Home Corp
filed 2018-10-31
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35873

TAYLOR MORRISON HOME CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	83-2026677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 N. Scottsdale Road, Suite 2000 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Class A common stock, $0.00001 par value	118,678,633

TAYLOR MORRISON HOME CORPORATION

NOTE REGARDING THIS QUARTERLY REPORT
On October 26, 2018, Taylor Morrison Home II Corporation, a Delaware corporation formerly known as Taylor Morrison Home Corporation (“Original Taylor Morrison”) completed a holding company reorganization (the “Reorganization”), which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding common stock of Original Taylor Morrison. New Taylor Morrison assumed the name Taylor Morrison Home Corporation. Consequently, Original Taylor Morrison became a direct, wholly-owned subsidiary of New Taylor Morrison. In the holding company reorganization, Original Taylor Morrison’s stockholders became stockholders of New Taylor Morrison, on a one-for-one basis, with the same number of shares and same ownership percentage of the corresponding class of Original Taylor Morrison common stock that they held immediately prior to the holding company reorganization.
New Taylor Morrison, as the successor issuer to Original Taylor Morrison (pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), began making filings under the Securities Act of 1933, as amended, and the Exchange Act on October 26, 2018.
The business, executive officers and directors of New Taylor Morrison immediately following the Reorganization were identical to the business, executive officers and directors of Original Taylor Morrison immediately prior to the Reorganization.
References to “Taylor Morrison Home Corporation”, “ the Company”, “we”, “us”, or “our” in this Quarterly Report on Form 10-Q (including in the consolidated financial statements and condensed notes thereto in this report) have the following meanings, unless the context otherwise requires:
For periods prior to October 26, 2018: Original Taylor Morrison and its subsidiaries.
For periods from and after October 26, 2018: New Taylor Morrison and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$382,054	$573,925
Restricted cash	1,319	1,578
Total cash, cash equivalents, and restricted cash	383,373	575,503
Owned inventory	3,255,300	2,956,709
Real estate not owned	13,811	2,527
Total real estate inventory	3,269,111	2,959,236
Land deposits	47,855	49,768
Mortgage loans held for sale	83,751	187,038
Derivative assets	2,329	1,584
Prepaid expenses and other assets, net	56,828	72,334
Other receivables, net	98,048	94,488
Investments in unconsolidated entities	179,249	192,364
Deferred tax assets, net	105,356	118,138
Property and equipment, net	38,258	7,112
Intangible assets, net	1,337	2,130
Goodwill	66,198	66,198
Total assets	$4,331,693	$4,325,893
Liabilities
Accounts payable	$124,731	$140,165
Accrued expenses and other liabilities	188,681	201,540
Income taxes payable	—	4,525
Customer deposits	189,116	132,529
Senior notes, net	1,241,514	1,239,787
Loans payable and other borrowings	160,173	139,453
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	54,457	118,822
Liabilities attributable to real estate not owned	13,811	2,527
Total liabilities	1,972,483	1,979,348
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 114,458,190 and 85,449,253 shares issued, 111,408,931 and 82,399,996 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Class B common stock, $0.00001 par value, 200,000,000 shares authorized, 863,434 and 37,179,616 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,881,273	1,341,873
Treasury stock at cost, 3,049,257 shares as of September 30, 2018 and December 31, 2017	(47,622)	(47,622)
Retained earnings	517,780	319,833
Accumulated other comprehensive loss	(17,968)	(17,968)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,333,464	1,596,117
Non-controlling interests – joint ventures	4,504	1,663
Non-controlling interests	21,242	748,765
Total stockholders’ equity	2,359,210	2,346,545
Total liabilities and stockholders’ equity	$4,331,693	$4,325,893

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Home closings revenue, net	$1,014,168	$886,249	$2,703,692	$2,526,830
Land closings revenue	5,170	4,299	18,335	11,419
Financial services revenue	17,041	17,479	47,513	47,362
Total revenues	1,036,379	908,027	2,769,540	2,585,611
Cost of home closings	822,950	721,637	2,202,377	2,062,437
Cost of land closings	3,979	3,002	14,704	7,869
Financial services expenses	10,451	12,070	31,647	30,874
Total cost of revenues	837,380	736,709	2,248,728	2,101,180
Gross margin	198,999	171,318	520,812	484,431
Sales, commissions and other marketing costs	67,504	61,476	185,806	178,609
General and administrative expenses	33,016	33,374	101,795	100,396
Equity in income of unconsolidated entities	(2,514)	(2,787)	(9,777)	(6,943)
Interest income, net	(670)	(135)	(1,289)	(314)
Other expense, net	798	415	4,889	828
Income before income taxes	100,865	78,975	239,388	211,855
Income tax provision	6,424	24,282	38,123	65,631
Net income before allocation to non-controlling interests	94,441	54,693	201,265	146,224
Net income attributable to non-controlling interests — joint ventures	(159)	(427)	(428)	(625)
Net income before non-controlling interests	94,282	54,266	200,837	145,599
Net income attributable to non-controlling interests	(714)	(21,390)	(4,391)	(76,810)
Net income available to Taylor Morrison Home Corporation	$93,568	$32,876	$196,446	$68,789
Earnings per common share
Basic	$0.84	$0.45	$1.75	$1.21
Diluted	$0.83	$0.45	$1.73	$1.21
Weighted average number of shares of common stock:
Basic	111,396	72,471	112,449	56,791
Diluted	113,440	121,183	116,378	120,991

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before non-controlling interests, net of tax	$94,441	$54,693	$201,265	$146,224
Comprehensive income attributable to non-controlling interests — joint ventures	(159)	(427)	(428)	(625)
Comprehensive income attributable to non-controlling interests	(714)	(21,390)	(4,391)	(76,810)
Comprehensive income available to Taylor Morrison Home Corporation	$93,568	$32,876	$196,446	$68,789

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A				Class B				Additional Paid-in Capital		Treasury Stock				Stockholders' Equity
	Shares		Amount		Shares(2)		Amount		Amount		Shares		Amount		Retained Earnings		Accumulated Other Comprehensive Loss		Non-controlling Interest - Joint Venture		Non-controlling Interests(1)		Total Stockholders’ Equity
Balance – December 31, 2017	82,399,996		$1		37,179,616		$—		$1,341,873		3,049,257		$(47,622)		$319,833		$(17,968)		$1,663		$748,765		$2,346,545
Cumulative-effect adjustment to Retained Earnings, net of tax related to adoption of ASU No. 2014-09 (see Note 2)															1,501								1,501
Net income	—		—		—		—		—		—		—		196,446		—		428		4,391		201,265
Exchange of New TMM Units and corresponding number of Class B Common Stock	20,487		—		(20,487)		—		1,293		—		—		—		—		—		(1,293)		—
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—		—		(7,588,771)		—		(201,775)		—		—		—		—		—		—		(201,775)
Exercise of stock options	118,992		—		—		—		1,887		—		—		—		—		—		—		1,887
Issuance of restricted stock units, net of shares withheld for tax	162,532	—	—	—	—	—	—	—	(1,498)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,498)
Exchange of B shares from public offerings	28,706,924		—		—		—		729,954		—		—		—		—		—		—		729,954
Repurchase of New TMM Units from Former Principal Equityholders	—		—		(28,706,924)		—		—		—		—		—		—		—		(730,963)		(730,963)
Share based compensation	—		—		—		—		9,539		—		—		—		—		—		342		9,881
Changes in non-controlling interests of consolidated joint ventures	—		—		—		—		—		—		—		—		—		2,413		—		2,413
Balance – September 30, 2018	111,408,931		$1		863,434		$—		$1,881,273		3,049,257		$(47,622)		$517,780		$(17,968)		$4,504		$21,242		$2,359,210
(1) As of September 30, 2018, the remaining Non-controlling Interest relates to management and director ownership. Refer to Note 10 - Stockholders' Equity for discussion regarding our equity offering transactions during the nine months ended September 30, 2018.
(2) Refer to Note 17 - Subsequent Events for discussion regarding retirement of Class B Common Stock on October 26, 2018.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$201,265	$146,224
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(9,777)	(6,943)
Stock compensation expense	9,881	10,227
Distributions of earnings from unconsolidated entities	4,168	4,666
Depreciation and amortization	17,606	2,994
Debt issuance costs amortization	2,442	2,864
Contingent consideration	146	766
Deferred income taxes	12,782	(9,032)
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(296,678)	(243,343)
Mortgages held for sale, prepaid expenses and other assets	81,769	141,813
Customer deposits	56,587	74,031
Accounts payable, accrued expenses and other liabilities	(19,670)	4,017
Income taxes payable	(4,525)	4,491
Net cash provided by operating activities	55,996	132,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,454)	(1,843)
Distributions of capital from unconsolidated entities	22,271	4,223
Investments of capital into unconsolidated entities	(3,547)	(28,854)
Net cash provided by (used in) investing activities	4,270	(26,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	27,158	8,644
Repayments of loans payable and other borrowings	(14,942)	(11,305)
Borrowings on mortgage warehouse	552,908	567,922
Repayment on mortgage warehouse	(617,273)	(705,194)
Payment of contingent consideration	(265)	—
Proceeds from stock option exercises	1,887	4,791
Proceeds from issuance of shares from public offerings	767,116	882,306
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	(201,775)	—
Repurchase of shares from Former Principal Equityholders	(768,125)	(884,403)
Repurchase of common stock, net	—	(4,098)
Payment of taxes related to net share settlement of equity awards	(1,498)	(307)
Contributions to (Distributions to) non-controlling interests of consolidated joint ventures, net	2,413	(292)
Net cash (used in) financing activities	(252,396)	(141,936)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(192,130)	$(35,635)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	575,503	301,812
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$383,373	$266,177
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(44,569)	$(70,172)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$53,099	$55,151
Change in inventory not owned	$11,284	$(3,145)
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$(32,004)	$—
Change in Property and equipment, net due to adoption of ASU 2014-09	$32,004	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of September 30, 2018, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Illinois, North and South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component (formerly called our mortgage operating component), all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and site development. Our Financial Services reportable segment provides our customers with mortgage services through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

As a result of the completion of our initial public offering (“IPO”) on April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC was formed and became the owner and general partner of TMM Holdings II Limited Partnership (“New TMM”), our direct subsidiary. New TMM was formed by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Former Principal Equityholders”).

From January 2017 through January 2018, we completed seven public offerings for an aggregate of 80.2 million shares of our Class A Common Stock, using all of the net proceeds therefrom to repurchase our Former Principal Equityholders' indirect interest in TMHC. In January 2018, we also purchased an additional 7.6 million shares of our Class B Common Stock from TPG and Oaktree. All equity interests in TMHC owned by JH were sold as of February 2017 and all equity interests in TMHC owned by TPG and Oaktree were sold as of February 2018. Refer to Note 10. Stockholders' Equity for discussion regarding our equity offering transactions.

On June 7, 2018 we entered into an Agreement and Plan of Merger with AV Homes, Inc. (“AV Homes”). AV Homes is a homebuilder and land developer of residential communities in Florida, North Carolina, South Carolina, Arizona and Texas. AV Homes focuses on the development and construction of primary residential communities that serve first-time and move-up buyers, as well as age restricted active adult communities.

On October 2, 2018, we completed the acquisition of AV Homes (the “Acquisition”). At the closing of the merger, we paid approximately $280.4 million in cash and issued 8.95 million shares of our Class A common stock to stockholders of AV Homes as merger consideration.  In addition, at closing we assumed $80 million aggregate principal amount of AV Homes’ 6.00% Convertible Senior Notes due 2020 (the “Convertible Notes”), all of which had been converted as of October 25, 2018 for approximately $95.8 million in cash, resulting in total purchase consideration for the Acquisition of approximately $535 million. In connection with the Acquisition, one of our subsidiaries also assumed $400 million aggregate principal amount of AV Homes’ 6.625% Senior Notes due 2022 (the “2022 Senior Notes”).

Within 12 months after the completion of the merger, final valuations of the assets acquired and liabilities assumed will be completed. Refer to Note 17. Subsequent Events for additional information.

On October 26, 2018, we completed a holding company reorganization pursuant to which Taylor Morrison Home Corporation (formerly known as Taylor Morrison Homes Corporation), which was incorporated as a Delaware corporation in September 2018 (“New Taylor Morrison”), became the successor to Taylor Morrison Home II Corporation, a Delaware corporation formerly known as Taylor Morrison Home Corporation (“Original Taylor Morrison”). New Taylor Morrison assumed the name Taylor Morrison Home Corporation, the former publicly-traded company and now a wholly owned subsidiary of New Taylor Morrison (“Original Taylor Morrison”). Refer to Note 17. Subsequent Events for additional information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for 2017 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Non-controlling interests – During the first quarter of 2018, we completed sales of our Class A Common Stock in registered public offerings, totaling 28.7 million shares. We used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our Class B Common Stock, held by TPG and Oaktree. Separately, in a series of transactions following each public offering, the Company purchased an additional 3.8 million shares of Class B common stock directly from TPG and Oaktree on both January 8, 2018 and January 17, 2018, for an aggregate total of 7.6 million shares purchased. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders' Equity to reflect the change in ownership. Refer to Note 10- Stockholders' Equity for discussion regarding our equity offering transactions.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and nine months ended September 30, 2018 and 2017, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease developing a project, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2018 we had no inactive projects. As of December 31, 2017 we had two inactive projects with a carrying value of $10.7 million in the West homebuilding segment. There were no inactive projects in our Central or East homebuilding segments as of December 31, 2017.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is reflected in Real estate not owned with a corresponding liability in Liabilities attributable to real estate not owned in the Condensed Consolidated Balance Sheets.

Investments in Unconsolidated Entities — We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and nine months ended September 30, 2018 or 2017.

Revenue Recognition

Topic 606
In January 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”), which provides new guidance for revenue recognition and elected to use the modified retrospective approach to account for prior periods. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance does not materially impact our home closings revenue, net, land closings revenue or financial services revenue based on our current operations, customer contracts, and policies. However, the following changes were made to conform to the new guidance:

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

•
Certain costs related to sales offices and model homes were previously capitalized and presented within Prepaid expenses and other assets, net on the Condensed Consolidated Balance Sheet and amortized through Sales, commissions and other marketing costs on the Condensed Consolidated Statement of Operations. Beginning January 1, 2018, these costs have been reclassified to Property and equipment, net on the Condensed Consolidated Balance Sheet and depreciated through Sales, commissions and other marketing costs on the Condensed Consolidated Statement of Operations. A total of $32.0 million of sales office and model homes costs were reclassified from Prepaid expenses and other assets, net to Property and equipment, net as of January 1, 2018. As we elected the modified retrospective approach to account for prior periods, the balance of any capitalized sales office and model home costs required to be expensed under Topic 606 was recorded as an adjustment to beginning retained earnings in 2018 and reflected as an approximate $1.5 million cumulative effect adjustment to retained earnings in the Condensed Consolidated Statement of Stockholders' Equity.

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income available to TMHC – basic	$93,568	$32,876	$196,446	$68,789
Net income attributable to non-controlling interest	714	21,390	4,391	76,810
Loss fully attributable to public holding company	100	136	349	288
Net income – diluted	$94,382	$54,402	$201,186	$145,887
Denominator:
Weighted average shares – basic (Class A)	111,396	72,471	112,449	56,791
Weighted average shares – non-controlling interest (Class B)	863	47,253	2,508	62,842
Restricted stock units	904	1,121	1,043	1,026
Stock Options	277	338	378	332
Weighted average shares – diluted	113,440	121,183	116,378	120,991
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.84	$0.45	$1.75	$1.21
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.83	$0.45	$1.73	$1.21
We excluded a total weighted average of 2,562,840 and 1,685,938 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) and 1,442,767 and 1,926,836 stock options and unvested RSUs from the calculation of earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively.
The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distributions on liquidation and, therefore, are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. Refer to Note 17. Subsequent Events for discussion regarding our holding company reorganization and the retirement of Class B Common Stock on October 26, 2018.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Real estate developed and under development	$2,194,880	$2,130,263
Real estate held for development or held for sale (1)	65,971	76,552
Operating communities (2)	899,937	659,398
Capitalized interest	94,512	90,496
Total owned inventory	3,255,300	2,956,709
Real estate not owned	13,811	2,527
Total real estate inventory	$3,269,111	$2,959,236
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

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2018		December 31, 2017
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	7,362	$286,753	7,703	$338,642
Partially developed	7,639	473,725	5,811	543,200
Finished	12,982	1,500,373	11,644	1,314,243
Long-term strategic assets	—	—	763	10,730
Total	27,983	$2,260,851	25,921	$2,206,815

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of September 30, 2018 and December 31, 2017, we had the right to purchase 4,715 and 5,037 lots under land option purchase contracts, respectively, for an aggregate purchase price of $395.8 million and $405.3 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of September 30, 2018 and December 31, 2017, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $47.9 million and $49.8 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest capitalized - beginning of period	$95,693	$100,490	$90,496	$102,642
Interest incurred	20,164	20,762	59,979	62,187
Interest amortized to cost of home closings	(21,345)	(21,789)	(55,963)	(65,366)
Interest capitalized - end of period	$94,512	$99,463	$94,512	$99,463

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	September 30, 2018	December 31, 2017
Assets:
Real estate inventory	$558,871	$627,841
Other assets	120,185	138,341
Total assets	$679,056	$766,182
Liabilities and owners’ equity:
Debt	$173,932	$193,770
Other liabilities	16,431	27,556
Total liabilities	190,363	221,326
Owners’ equity:
TMHC	179,249	192,364
Others	309,444	352,492
Total owners’ equity	488,693	544,856
Total liabilities and owners’ equity	$679,056	$766,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$95,085	$60,020	$264,624	$147,273
Costs and expenses	(84,409)	(47,505)	(227,061)	(118,546)
Income of unconsolidated entities	$10,676	$12,515	$37,563	$28,727
TMHC’s share in income of unconsolidated entities	$2,514	$2,787	$9,777	$6,943
Distributions from unconsolidated entities	$13,176	$2,098	$26,439	$8,889

6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Real estate development costs to complete	$10,428	$14,815
Compensation and employee benefits	56,912	72,352
Self-insurance and warranty reserves	53,408	51,010
Interest payable	24,516	17,125
Property and sales taxes payable	17,144	12,294
Other accruals	26,273	33,944
Total accrued expenses and other liabilities	$188,681	$201,540

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reserve - beginning of period	$53,011	$54,084	$51,010	$50,550
Additions to reserves	9,438	6,403	24,763	17,446
Costs and claims incurred	(9,592)	(8,203)	(22,525)	(18,131)
Change in estimates to existing reserves	551	(748)	160	1,671
Reserve - end of period	$53,408	$51,536	$53,408	$51,536

7. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2018			December 31, 2017
	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.25% Senior Notes due 2021, unsecured	$550,000	$2,994	$547,006	$550,000	$3,892	$546,108
5.875% Senior Notes due 2023, unsecured	350,000	2,576	347,424	350,000	3,002	346,998
5.625% Senior Notes due 2024, unsecured	350,000	2,916	347,084	350,000	3,319	346,681
Senior Notes subtotal	1,250,000	8,486	1,241,514	1,250,000	10,213	1,239,787
Loans payable and other borrowings	160,173	—	160,173	139,453	—	139,453
Revolving Credit Facility(1)	—	—	—	—	—	—
Mortgage warehouse borrowings	54,457	—	54,457	118,822	—	118,822
Total Senior Notes and other financing	$1,464,630	$8,486	$1,456,144	$1,508,275	$10,213	$1,498,062
(1) The Revolving Credit Facility included $2.9 million and $2.0 million of unamortized debt issuance costs as of September 30, 2018 and December 31, 2017, respectively, which is presented in Prepaid expenses and other assets, net on the Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, we had $53.7 million and $47.1 million, respectively, of utilized letters of credit, resulting in $546.3 million and $452.9 million, respectively, of availability under the Revolving Credit Facility.

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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2018, we were in compliance with all of the covenants under the Revolving Credit Facility.

Refer to Note 17- Subsequent Events for discussion relating to our $200.0 million 364-Day Credit Agreement which was entered into on October 2, 2018 in connection with the Acquisition and our assumption of $400 million aggregate principal amount of 2022 Senior Notes and $80 million aggregate principal amount of Convertible Notes.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2018
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$1,129	$45,000	(2)	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	16,857	50,000		LIBOR + 2.25%	On Demand	Mortgage Loans
Warehouse C	36,471	100,000		LIBOR + 2.375%	On Demand	Mortgage Loans and Restricted Cash
Total	$54,457	$195,000

	As of December 31, 2017
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$12,990	$39,000	(2)	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Warehouse B	41,447	85,000		LIBOR + 2.25%	On Demand	Mortgage Loans
Warehouse C	64,385	125,000		LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$118,822	$249,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2018 and December 31, 2017 were collateralized by a) $83.8 million and $187.0 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2) From time to time we have the ability to amend this warehouse agreement to increase or decrease capacity to accommodate funding needs.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2018 and December 31, 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of September 30, 2018 and December 31, 2017. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings and the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2018, when compared to December 31, 2017.

The carrying value and fair value of our financial instruments are as follows:

		September 30, 2018		December 31, 2017
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$83,751	$83,751	$187,038	$187,038
Derivative assets, net	2	2,329	2,329	1,352	1,352
Mortgage warehouse borrowings	2	54,457	54,457	118,822	118,822
Loans payable and other borrowings	2	160,173	160,173	139,453	139,453
5.25% Senior Notes due 2021 (1)	2	547,006	552,090	546,108	561,000
5.875% Senior Notes due 2023 (1)	2	347,424	352,625	346,998	369,705
5.625% Senior Notes due 2024 (1)	2	347,084	344,750	346,681	366,205
Revolving Credit Facility	2	—	—	—	—
Contingent consideration liability(2)	3	—	—	5,328	5,328
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2) All payments related to our contingent consideration liability were paid during the first quarter of 2018 and no liability exists as of September 30, 2018.

9. INCOME TAXES
Our effective tax rate for the three and nine months ended September 30, 2018 was 6.4% and 15.9%, respectively, compared to 30.7% and 31.0% for the same periods in 2017, respectively. For the three and nine months ended September 30, 2018 and 2017, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, special deductions and credits relating to homebuilding activities, uncertain tax positions and discrete tax adjustments related to certain deferred tax assets and liabilities.

The effective tax rate for the three and nine months ended September 30, 2018 was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”), the relevant provisions of which became effective on January 1, 2018. In response to the Tax Act, we filed three requests for a change in tax accounting methods related to the timing of income and expense recognition for tax purposes. One of our requests was for a tax accounting method afforded automatic consent while the other two required advanced consent from the Internal Revenue Service (“IRS”). We received affirmative consent from the IRS and signed an agreement for one of the requests during the quarter ended September 30, 2018. The impact of the approved tax accounting method changes was reflected in our consolidated financial statements as of September 30, 2018 as a reduction in income tax expense of $8.1 million. Subsequent to the quarter ended September 30, 2018, we received affirmative consent from the IRS and signed an agreement for the second request for change in method of tax accounting, the effects of which will be recognized in our annual consolidated financial statements for the year ending December 31, 2018. Refer to Note 17. Subsequent Events for additional information.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional tax expense in the fourth quarter of 2017 related to the write-down of our existing deferred tax assets and the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. In the quarter ended September 30, 2018, we recorded a $0.5 million reduction to the provisional tax expense for the mandatory deemed repatriation of foreign earnings. The adjustment to the provisional tax expense during the quarter resulted from completing our calculations of the transition tax and finalizing our U.S. federal income tax returns. Our accounting for the transition tax is complete. We expect our final accounting related to the remeasurement of our existing deferred tax assets under SAB 118 to be complete when we file our U.S. federal tax returns during the fourth quarter of 2018.

Our cumulative gross unrecognized tax benefits were $3.6 million and $12.9 million as of September 30, 2018 and December 31, 2017, respectively. The reduction to our cumulative gross unrecognized tax benefits during the quarter ended September 30, 2018 was the result of the completion of a state audit related to the utilization of the Company’s state net operating losses.

If the unrecognized tax benefits as of September 30, 2018 were to be recognized, approximately $2.9 million would affect the effective tax rate. We had $0.7 million and $1.0 million of gross interest and penalties related to unrecognized tax positions accrued as of September 30, 2018 and December 31, 2017, respectively. The reduction to our gross accrued interest and penalties during the quarter ended September 30, 2018 was the result of the conclusion of a state audit.

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

During the nine months ended September 30, 2018, we completed sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by TPG and Oaktree. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the Condensed Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold by the Company in the public offerings.
The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the nine months ended September 30, 2018:

(Shares presented in thousands)
Closing date	Number of shares	Net sale price per share
January 8, 2018	11,000	$26.05
January 17, 2018 (1)	19,207	27.14
(1) The January 17, 2018 offering consisted of 17.7 million shares of Class A common stock offered by the Company and 1.5 million shares offered directly by TPG.

In addition, in a series of transactions following each public offering, the Company purchased 3.8 million shares of Class B common stock directly from TPG and Oaktree on both January 8, 2018 and January 17, 2018 at the same respective net purchase price per share in each public offering, for an aggregate total of 7.6 million shares purchased.

Following our public offering on January 17, 2018, our Former Principal Equityholders no longer have any remaining investment in us. The components and respective voting power of outstanding TMHC Common Stock, at September 30, 2018 are as follows:

	Shares Outstanding	Percentage
Class A Common Stock	111,408,931	99.2%
Class B Common Stock(1)	863,434	0.8%
Total	112,272,365	100%
(1) The remaining 0.8% of Class B Common Stock is held by certain current and former members of management and directors.

On October 26, 2018, we completed a holding company reorganization, which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding common stock of Taylor Morrison Home II Corporation (formerly known as Taylor Morrison Home Corporation) (“Original Taylor Morrison”). New Taylor Morrison assumed the name Taylor Morrison Home Corporation. Consequently, Original Taylor Morrison became a direct, wholly-owned subsidiary of New Taylor Morrison. In the holding company reorganization, Original Taylor Morrison’s stockholders became stockholders of New Taylor Morrison, on a one-for-one basis, with the same number of shares and same ownership percentage of the corresponding class of Original Taylor Morrison common stock that they held immediately prior to the holding company reorganization.
Additionally, on October 26, 2018 all of the outstanding shares of New Taylor Morrison Class B common stock, par value $0.00001, were retired following an exchange of such shares and the corresponding New TMM Units for an equal number of shares of New Taylor Morrison Class A common stock, par value $0.00001. Therefore, following this transaction, only one class of New Taylor Morrison's common stock remains outstanding. Refer to Note 17- Subsequent Events for additional discussion.

Stock Repurchase Program
On January 3, 2018, our Board of Directors authorized an extension of the Company's stock repurchase program through December 31, 2018 and increased the amount available for repurchases under the program to a maximum total amount of $200.0 million of the Company’s Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. On January 8, 2018 we purchased $100.0 million of Common Stock. On January 17, 2018 we purchased an additional $101.8 million of Common Stock. Because these repurchases were in connection with the offerings by TPG and Oaktree, the stock repurchase program was not reduced by such purchase and such authorization remained in effect thereafter. As of September 30, 2018 there was $95.9 million available to be used for repurchases. During the three months ended September 30, 2018, we did not repurchase any shares. During the three and nine months ended September 30, 2017, we repurchased 195,824 shares for $4.1 million. Subsequent to September 30, 2018 we repurchased approximately 3.0 million shares for $48.7 million.

11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Class A Common Stock. As of September 30, 2018, we had an aggregate of 8,336,911 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units (1)	$2,673	$2,157	$6,778	$6,348
Stock options	918	1,162	3,103	3,308
New TMM units (2)	—	58	—	571
Total stock compensation	$3,591	$3,377	$9,881	$10,227
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2) As of December 31, 2017, all new TMM units were vested, and there is no further expense associated with them.

At September 30, 2018 and December 31, 2017, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $24.2 million and $19.8 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	1,889,559	$14.84
Granted	574,285	24.06
Vested	(225,106)	15.31
Forfeited (1)	(367,860)	16.59
Balance at September 30, 2018	1,870,878	$17.10
(1) Forfeitures on time-based RSUs are a result of termination of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment.

During the three and nine months ended September 30, 2018, we granted time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

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

Additionally, we granted performance-based RSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the date the Compensation Committee certifies the applicable level of performance achieved and will be settled in shares of our Class A Common Stock. The number of shares that may be issued in settlement of the performance-based RSUs to the award recipients may be greater or less than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

Stock Options – The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2017	2,854,213	$17.50
Granted	721,762	23.86
Exercised	(118,992)	15.85
Canceled/Forfeited	(199,742)	18.60
Outstanding at September 30, 2018	3,257,241	$18.88
Options exercisable at September 30, 2018	1,535,093	$18.80

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

Pursuant to the reorganization transactions in connection with our 2013 IPO, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock is exchangeable for one share of Class A Common Stock. As of December 31, 2017, all New TMM Units were vested. The shares of Class B Common Stock/New TMM Units held by members of management and members of our Board of Directors as of September 30, 2018 were as follows:

	Class B Shares/New TMM Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	883,921	$5.24
Exchanges (1)	(20,487)	6.93
Balance at September 30, 2018	863,434	$5.20
(1) Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.
Refer to Note 17. Subsequent Events for discussion regarding our holding company reorganization and the retirement of Class B Common Stock on October 26, 2018.

12. RELATED-PARTY TRANSACTIONS
From time to time, we may engage in transactions with entities or persons that are affiliated with us. Such transactions with related parties are typically conducted in the normal course of operations and are generally executed at arm’s length, as they are entered into at terms comparable to those entered into with unrelated third parties. There was no activity for the three months ended September 30, 2018.

During the nine months ended September 30, 2018 we purchased New TMM Units and corresponding shares of Class B Common Stock from TPG and Oaktree. Refer to Note 10 - Stockholders' Equity for discussion regarding such transactions.

During the nine months ended September 30, 2017, we entered into a contract to purchase 140 home lots in Tustin, California for a total purchase price of $30.0 million from Intracorp Companies, which is owned and controlled by a member of the Board of Directors.

During the nine months ended September 30, 2017, we completed multiple sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by TPG and Oaktree. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the condensed consolidated balance sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock that we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings. The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the nine months ended September 30, 2017:

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
February 6, 2017	11,500	$18.2875
March 27, 2017	10,000	20.7800
May 5, 2017	10,000	23.1200
June 27, 2017	10,000	23.3000
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands). There was no activity in the three months ended September 30, 2018 or 2017; therefore such periods are not presented.

	Nine Months Ended September 30, 2018
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments		Non-controlling Interest - Former Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,082	$(45,205)		$25,155	$(17,968)
Gross amounts reclassified within AOCI	—	25,155		(25,155)	—
Balance, end of period	$2,082	$(20,050)	(1)	$—	$(17,968)
(1) Refer to Note 17- Subsequent Events for additional discussion regarding corporate reorganization.

	Nine Months Ended September 30, 2017
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Former Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Gross amounts reclassified within AOCI	—	27,968	(27,968)	—
Balance, end of period	$2,061	$(51,959)	$31,909	$(17,989)

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division), and Denver
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	Taylor Morrison Home Funding, LLC (“TMHF”) and Inspired Title Services, LLC (“Inspired Title”)

Segment information is as follows (in thousands):

	Three Months Ended September 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$393,476	$277,441	$348,421	$17,041	$—	$1,036,379

Gross margin	70,427	47,715	74,267	6,590	—	198,999
Selling, general and administrative expenses	(32,182)	(25,612)	(20,630)	—	(22,096)	(100,520)
Equity in income of unconsolidated entities	137	196	1,309	872	—	2,514
Interest and other (expense)/income, net	(247)	204	84	—	(169)	(128)
Income/(loss) before income taxes	$38,135	$22,503	$55,030	$7,462	$(22,265)	$100,865

	Three Months Ended September 30, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$312,539	$256,842	$321,167	$17,479	$—	$908,027

Gross margin	63,188	47,797	54,924	5,409	—	171,318
Selling, general and administrative expenses	(28,469)	(25,108)	(19,087)	—	(22,186)	(94,850)
Equity in income of unconsolidated entities	—	693	924	1,170	—	2,787
Interest and other (expense)/income, net	(7)	(87)	46	—	(232)	(280)
Income/(loss) before income taxes	$34,712	$23,295	$36,807	$6,579	$(22,418)	$78,975

	Nine Months Ended September 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,038,756	$789,665	$893,606	$47,513	$—	$2,769,540

Gross margin	187,844	141,994	175,108	15,866	—	520,812
Selling, general and administrative expenses	(91,920)	(74,015)	(56,256)	—	(65,410)	(287,601)
Equity in income of unconsolidated entities	378	951	3,879	4,569	—	9,777
Interest and other (expense)/income, net	(846)	(34)	2	—	(2,722)	(3,600)
Income/(loss) before income taxes	$95,456	$68,896	$122,733	$20,435	$(68,132)	$239,388

	Nine Months Ended September 30, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$896,258	$730,659	$911,332	$47,362	$—	$2,585,611

Gross margin	185,534	133,418	148,991	16,488	—	484,431
Selling, general and administrative expenses	(84,975)	(72,533)	(56,994)	—	(64,503)	(279,005)
Equity in income of unconsolidated entities	—	751	1,526	4,666	—	6,943
Interest and other (expense)/income, net	(220)	171	(146)	—	(319)	(514)
Income/(loss) before income taxes	$100,339	$61,807	$93,377	$21,154	$(64,822)	$211,855

	As of September 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,281,339	$982,257	$1,053,370	$—	$—	$3,316,966
Investments in unconsolidated entities	29,759	35,401	110,074	4,015	—	179,249
Other assets	55,296	117,282	32,569	146,286	484,045	835,478
Total assets	$1,366,394	$1,134,940	$1,196,013	$150,301	$484,045	$4,331,693

	As of December 31, 2017
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,150,918	$818,431	$1,039,655	$—	$—	$3,009,004
Investments in unconsolidated entities	29,316	32,874	126,559	3,615	—	192,364
Other assets	85,753	124,593	53,492	225,641	635,046	1,124,525
Total assets	$1,265,987	$975,898	$1,219,706	$229,256	$635,046	$4,325,893

15. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $318.5 million and $331.7 million as of September 30, 2018 and December 31, 2017, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2018 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2018 and December 31, 2017, our legal accruals were $1.2 million and $2.3 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	September 30, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$2,011	$136,733	$1,584	$73,817
MBSs	318	133,000	(232)	118,078
Total	$2,329		$1,352

Total commitments to originate loans approximated $146.6 million and $80.0 million as of September 30, 2018 and December 31, 2017, respectively. The fair value and notional amounts represent the commitments to originate loans for both best efforts and mandatory loans that have been locked.

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

17. SUBSEQUENT EVENTS

On October 2, 2018, we completed the acquisition of AV Homes (the “Acquisition”). At the closing of the merger, we paid approximately $280.4 million in cash and issued 8.95 million shares of our Class A common stock to stockholders of AV Homes as merger consideration.  In addition, at closing we assumed $80 million aggregate principal amount of AV Homes’ 6.00% Convertible Senior Notes due 2020 (the “Convertible Notes”), all of which had been converted as of October 25, 2018 for approximately $95.8 million in cash, resulting in total purchase consideration for the Acquisition of approximately $535 million. In connection with the Acquisition, one of our subsidiaries also assumed $400 million aggregate principal amount of AV Homes’ 6.625% Senior Notes due 2022 (the “2022 Senior Notes”).  Within 12 months after the completion of the merger, final valuations of the assets acquired and liabilities assumed will be completed.

On October 2, 2018, our subsidiary, Taylor Morrison Communities, Inc. (“TMCI”) entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) in respect of a term loan facility under which we borrowed an aggregate principal amount of $200.0 million, to facilitate the Acquisition. The 364-Day Credit Agreement matures on October 1, 2019.
On October 2, 2018, in connection with the Acquisition, TMCI assumed all of AV Homes’ obligations under the 2022 Senior Notes, originally issued pursuant to a Senior Notes Indenture, dated as of May 18, 2017 (as supplemented by the First Supplemental Indenture, dated as of January 11, 2018, between the guaranteeing subsidiary party thereto and Wilmington Trust, National Association (the “2022 Senior Notes Trustee”), as trustee, the “2022 Senior Notes Indenture”), by and among AV Homes, the guarantors party thereto and the 2022 Senior Notes Trustee. TMCI’s assumption of AV Homes’ obligations under the 2022 Senior Notes was effected by a Second Supplemental Indenture, dated as of October 2, 2018 (the “2022 Senior Notes Supplemental Indenture”), among TMCI, AV Homes, the guarantors party thereto and the 2022 Senior Notes Trustee.

In accordance with the 2022 Senior Notes Indenture, the assumption of the 2022 Senior Notes by TMCI resulted in certain negative covenants that are customary for high yield debt instruments being replaced with a limitation on secured debt and a limitation on sale/leaseback transactions, in each case applicable to TMCI and its restricted subsidiaries. The 2022 Senior Notes are guaranteed by the same subsidiaries of TMCI that guarantee the Revolving Credit Facility and the 2021, 2023 and 2024 Senior Notes.
On October 3, 2018 we received affirmative consent from the Internal Revenue Service and signed an agreement for a change in tax accounting method which was pending approval as of September 30, 2018. The impact from the approved tax accounting method change will be reflected in our annual consolidated financial statements for the year ending December 31, 2018 as a reduction in income tax expense of $8.4 million.

On October 26, 2018, we completed a holding company reorganization, which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding stock of Taylor Morrison Home II Corporation (formerly known as Taylor Morrison Home Corporation) (“Original Taylor Morrison”). New Taylor Morrison assumed the name Taylor Morrison Home Corporation. Consequently, Original Taylor Morrison became a direct, wholly owned subsidiary of New Taylor Morrison. In the holding company reorganization, Original Taylor Morrison’s stockholders became stockholders of New Taylor Morrison, on a one-for-one basis, with the same number of shares and same ownership percentage of the corresponding class of Original Taylor Morrison common stock that they held immediately prior to the holding company reorganization.

Additionally, Original Taylor Morrison and New Taylor Morrison had also entered into arrangement with certain holders of New TMM Units and the corresponding paired shares of Class B common stock. Pursuant to such arrangements, on October 26, 2018, following the holding company reorganization, all of the outstanding shares of New Taylor Morrison Class B common stock, together with the corresponding New TMM Units, were exchanged for New Taylor Morrison Class A common stock, which eliminated the minority interest in our principal subsidiary, TMM Holdings II Limited Partnership. All outstanding shares of New Taylor Morrison Class B common stock were retired following the exchange.

In connection with the holding company reorganization and through a series of transactions, all remaining assets in our Canadian subsidiary, Taylor Morrison Holdings II (“TMH II”) will be contributed to a subsidiary in the United States in the fourth quarter of 2018.  As a result, the unrecognized Accumulated other comprehensive income - foreign currency translation adjustment of approximately $20.1 million at September 30, 2018 will be recognized in the statement of operations.  In addition, in the fourth quarter of 2018 we expect to recognize approximately $15.3 million, net of non-resident Canadian withholding taxes.

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

Recent Developments
AV Homes Acquisition:
On October 2, 2018, we completed the acquisition of (the “Acquisition”) of AV Homes, Inc. (“AV Homes”). At the closing of the merger, we paid approximately $280.4 million in cash and issued 8.95 million shares of our Class A common to stockholders of AV Homes as merger consideration.  In addition, at closing we assumed $80 million aggregate principal amount of AV Homes’ 6.00% Convertible Senior Notes due 2020 (the “Convertible Notes”), all of which had been converted as of October 25, 2018 for approximately $95.8 million in cash  paid to holders of the Convertible Notes, resulting in total purchase consideration for the Acquisition of approximately $535 million.  In connection with the Acquisition, one of our subsidiaries also assumed $400 million aggregate principal amount of AV Homes’ 6.625% Senior Notes due 2022 (the “2022 Senior Notes”). AV Homes has operations in several markets, similar to Taylor Morrison, including Dallas, Orlando, Phoenix, and Raleigh. In addition, AV Homes operates in Jacksonville, a new market for Taylor Morrison. We acquired approximately 17,000 owned and controlled lots within the five overlapping markets and one new market.

364-Day Credit Agreement:
On October 2, 2018, our subsidiary, Taylor Morrison Communities, Inc. (“TMCI”) entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) in respect of a term loan facility under which we borrowed an aggregate principal amount of $200.0 million, to facilitate the Acquisition. The 364-Day Credit Agreement matures on October 1, 2019.

Assumption of the 2022 Senior Notes:
On October 2, 2018, in connection with the Acquisition, TMCI assumed all of AV Homes’ obligations under the 2022 Senior Notes. The assumption of the 2022 Senior Notes by TMCI resulted in certain negative covenants that are customary for high yield debt instruments being replaced with a limitation on secured debt and a limitation on sale/leaseback transactions, in each case applicable to TMCI and its restricted subsidiaries. The 2022 Senior Notes are guaranteed by the same subsidiaries of TMCI that guarantee the Revolving Credit Facility and the 2021, 2023 and 2024 Senior Notes.

Internal Revenue Service Communications:
On October 3, 2018 we received affirmative consent from the Internal Revenue Service and signed an agreement for a change in tax accounting method which was pending approval as of September 30, 2018. The impact from the approved tax accounting method change will be reflected in our annual consolidated financial statements for the year ending December 31, 2018 as a reduction in income tax expense of $8.4 million.

Holding company reorganization:
On October 26, 2018, we completed a holding company reorganization, which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding common stock of Taylor Morrison Home II Corporation (formerly known as Taylor Morrison Home Corporation) (“Original Taylor Morrison”). New Taylor Morrison assumed the name Taylor Morrison Home Corporation. Consequently, Original Taylor Morrison became a direct, wholly-owned subsidiary of New Taylor Morrison. In the holding company reorganization, Original Taylor Morrison’s stockholders became stockholders of New Taylor Morrison, on a one-for-one basis, with the same number of shares and same ownership percentage of the corresponding class of Original Taylor Morrison common stock that they held immediately prior to the holding company reorganization.
Additionally, Original Taylor Morrison and New Taylor Morrison had also entered into arrangement with certain holders of New TMM Units and the corresponding paired shares of Class B common stock. Pursuant to such arrangements, on October 26, 2018, following the holding company reorganization, all of the outstanding shares of New Taylor Morrison Class B common stock, together with the corresponding New TMM Units, were exchanged for New Taylor Morrison Class A common stock, which eliminated the minority interest in our principal subsidiary, TMM Holdings II Limited Partnership. All outstanding shares of New Taylor Morrison Class B common stock were retired following the exchange.
In connection with the holding company reorganization and through a series of transactions, all remaining assets in our Canadian subsidiary, Taylor Morrison Holdings II (“TMH II”) will be contributed to a subsidiary in the United States.  As a result, the accumulated comprehensive loss of approximately $20.1 million relating to foreign currency adjustments will be recognized in the income statement.  In addition, we expect to pay approximately $19.4 million of non-resident withholding taxes to the Canadian government, which will be partially offset by an income tax deduction of approximately $4.1 million.  The net amount will be reflected as a component of income tax expense during the fourth quarter of 2018.

Third Quarter 2018 Highlights:

•	Net income was $94 million with diluted earnings per share of $0.83

•	Home closings were 2,115, a 15% increase over the prior year quarter

•	Total revenue was $1,036 million, a 14% increase over the prior year quarter

•	Sales per outlet were 2.2, a 10% increase over the prior year quarter

•	Net sales orders were 1,822, a 3% increase over the prior year quarter

•	Home closings gross margin, inclusive of capitalized interest, was 18.9 percent, a sequential improvement of 90 basis points from the second quarter of 2018

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30, 2018		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Statements of Operations Data:
Home closings revenue, net	$1,014,168	$886,249	$2,703,692	$2,526,830
Land closings revenue	5,170	4,299	18,335	11,419
Financial services revenue	17,041	17,479	47,513	47,362
Total revenues	1,036,379	908,027	2,769,540	2,585,611
Cost of home closings	822,950	721,637	2,202,377	2,062,437
Cost of land closings	3,979	3,002	14,704	7,869
Financial services expenses	10,451	12,070	31,647	30,874
Gross margin	198,999	171,318	520,812	484,431
Sales, commissions and other marketing costs	67,504	61,476	185,806	178,609
General and administrative expenses	33,016	33,374	101,795	100,396
Equity in income of unconsolidated entities	(2,514)	(2,787)	(9,777)	(6,943)
Interest income, net	(670)	(135)	(1,289)	(314)
Other expense, net	798	415	4,889	828
Income before income taxes	100,865	78,975	239,388	211,855
Income tax provision	6,424	24,282	38,123	65,631
Net income before allocation to non-controlling interests	94,441	54,693	201,265	146,224
Net income attributable to non-controlling interests — joint ventures	(159)	(427)	(428)	(625)
Net income before non-controlling interests	94,282	54,266	200,837	145,599
Net income from continuing operations attributable to non-controlling interests	(714)	(21,390)	(4,391)	(76,810)
Net income available to Taylor Morrison Home Corporation	$93,568	$32,876	$196,446	$68,789
Home closings gross margin	18.9%	18.6%	18.5%	18.4%
Sales, commissions and other marketing costs as a percentage of home closings revenue	6.7%	6.9%	6.9%	7.1%
General and administrative expenses as a percentage of home closings revenue	3.3%	3.8%	3.8%	4.0%
Average sales price per home closed	$480	$481	$478	$474

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Average Active Selling Communities

	Three Months Ended September 30,
	2018	2017	Change
East	109	130	(16.2)%
Central	118	118	—
West	48	45	6.7
Total	275	293	(6.1)%

	Nine Months Ended September 30,
	2018	2017	Change
East	119	127	(6.3)%
Central	119	118	0.8
West	50	51	(2.0)
Total	288	296	(2.7)%

The decreases in total average active selling communities for the three and nine months ended September 30, 2018 were driven by our East region as a result of planned community closeouts exceeding new community openings during these periods.

Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	710	777	(8.6)%	$289,200	$302,795	(4.5)%	$407	$390	4.4%
Central	617	521	18.4	298,111	247,084	20.7	483	474	1.9
West	495	463	6.9	306,004	300,815	1.7	618	650	(4.9)
Total	1,822	1,761	3.5%	$893,315	$850,694	5.0%	$490	$483	1.4%

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	2,604	2,923	(10.9)%	$1,096,008	$1,132,839	(3.3)%	$421	$388	8.5%
Central	2,204	1,826	20.7	1,064,852	864,797	23.1	483	474	1.9
West	1,799	1,813	(0.8)	1,128,763	1,088,661	3.7	627	600	4.5
Total	6,607	6,562	0.7%	$3,289,623	$3,086,297	6.6%	$498	$470	6.0%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The average selling price of net sales orders increased by 4.4% and 8.5%, respectively, for three and nine months ended September 30, 2018 compared to the same periods in the prior year. Geographical and product mix among all divisions within the region contributed to the increase in average selling prices. The number of net sales orders decreased by 8.6% and 10.9%, respectively, for the same comparative periods. The decreases in net sales orders were driven by a reduction in average active selling communities resulting in reduced product availability.

Central:

The number of net sales orders increased by 18.4% and 20.7%, and sales value of homes increased by 20.7% and 23.1%, respectively, for the three and nine months ended September 30, 2018, compared to the same periods in the prior year. The increases were primarily driven by improved performance in our Houston market, which saw a decrease in sales in the prior year due to an interruption to the business caused by Hurricane Harvey.

West:
The number of net sales orders increased by 6.9% and decreased slightly by 0.8%, respectively, for the three and nine months ended September 30, 2018, compared to the same periods in the prior year. For the three months ended September 30, 2018, strong sales in our Phoenix market contributed to the increase in net sales orders, although product mix within the region resulted in lower average selling prices. For the nine months ended September 30, 2018, reduced supply combined with strong demand across all markets in our West region contributed to the 4.5% increase in average selling prices.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
East	10.8%	11.8%	10.6%	10.1%
Central	13.6	14.4	11.1	12.2
West	17.5	11.1	11.6	11.6
Total Company	13.6%	12.4%	11.0%	11.1%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The Total Company cancellation rate increased for the three months ended September 30, 2018 and remained relatively flat for the nine months ended September 30, 2018 compared to the same periods in the prior year. The increase in the current quarter was driven primarily by our West region due to various factors including affordability challenges in our California markets.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	1,589	1,905	(16.6)%	$754,666	$774,001	(2.5)%	$475	$406	17.0%
Central	1,610	1,272	26.6	814,173	653,415	24.6	506	514	(1.6)
West	1,250	1,182	5.8	771,135	697,790	10.5	617	590	4.6
Total	4,449	4,359	2.1%	$2,339,974	$2,125,206	10.1%	$526	$488	7.8%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 2.1% and 10.1% at September 30, 2018, respectively, compared to September 30, 2017. The increase in backlog units and dollars is primarily a result of increased sales in our Central region in the current year due to an interruption in the business in the prior year caused by Hurricane Harvey.

Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	953	776	22.8%	$392,767	$311,526	26.1%	$412	$401	2.7%
Central	594	531	11.9	272,980	253,556	7.7	460	478	(3.8)
West	568	535	6.2	348,421	321,167	8.5	613	600	2.2
Total	2,115	1,842	14.8%	$1,014,168	$886,249	14.4%	$480	$481	(0.2)%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	2,528	2,238	13.0%	$1,033,553	$891,740	15.9%	$409	$398	2.8%
Central	1,645	1,512	8.8	780,682	723,758	7.9	475	479	(0.8)
West	1,481	1,585	(6.6)	889,457	911,332	(2.4)	601	575	4.5
Total	5,654	5,335	6.0%	$2,703,692	$2,526,830	7.0%	$478	$474	0.8%
East:
The number of homes closed increased by 22.8% and 13.0%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. Home closings revenue, net increased by 26.1% and 15.9%, respectively, for the same comparative periods. Our Florida markets were the primary drivers of the increase in both units and dollars as a result of continued favorable homebuyer reception of our products and communities in those markets. In addition, a number of closings were shifted from the prior year into the current year as a result of Hurricane Irma that occurred 2017.

Central:
The number of homes closed increased by 11.9% and 8.8%, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. Home closings revenue, net increased by 7.7% and 7.9%, respectively, for the same comparative periods. The increase in units was partially a result of the expansion of our Taylor Morrison brand in our Dallas market, leading to an increase in the number of communities and home closings in the current year compared to the prior year. Our Austin market also experienced increased housing demand, contributing to the increase.

West:
The average selling price for homes closed increased 2.2% and 4.5% for the three and nine months ended September 30, 2018 compared to the same periods in the prior year as a result of strong demand for our products in this region. Improved cycle time performance in our Northern California markets drove the 6.2% increase in the number of homes closed for the three months ended September 30, 2018; however, the increase in our Northern California markets was offset by decreases in closings in other markets in the West region for the nine months ended September 30, 2018.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
East	$709	$1,013	$(304)
Central	4,461	3,286	1,175
West	—	—	—
Total	$5,170	$4,299	$871

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
East	$5,201	$4,518	$683
Central	8,984	6,901	2,083
West	4,150	—	4,150
Total	$18,335	$11,419	$6,916

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The increase in land closings revenue for the nine months ended September 30, 2018 in the West region is due to the sale of certain long-term strategic assets in the current year.

Home Closings Gross Margin

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Home closings revenue, net	$392,767	$311,526	$272,980	$253,556	$348,421	$321,167	$1,014,168	$886,249
Cost of home closings	322,134	248,455	226,662	206,939	274,154	266,243	822,950	721,637
Home closings gross margin	70,633	63,071	46,318	46,617	74,267	54,924	191,218	164,612
Home closings gross margin %	18.0%	20.2%	17.0%	18.4%	21.3%	17.1%	18.9%	18.6%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Home closings revenue, net	$1,033,553	$891,740	$780,682	$723,758	$889,457	$911,332	$2,703,692	$2,526,830
Cost of home closings	845,883	707,614	641,566	592,482	714,928	762,341	2,202,377	2,062,437
Home closings gross margin	187,670	184,126	139,116	131,276	174,529	148,991	501,315	464,393
Home closings gross margin %	18.2%	20.6%	17.8%	18.1%	19.6%	16.3%	18.5%	18.4%

East:
Home closings gross margin percentage decreased to 18.0% from 20.2% for the three months ended September 30, 2018 and 2017, respectively, and to 18.2% from 20.6% for the nine months ended September 30, 2018 and 2017, respectively. The primary driver for these decreases was geographic and product mix within the East region as well as increased land and development costs in several of our markets.

Central:

Home closings gross margin percentage decreased to 17.0% from 18.4% for the three months ended September 30, 2018 and 2017, respectively, and to 17.8% from 18.1% for the nine months ended September 30, 2018 and 2017, respectively. The decreases in home closings gross margin percentage is primarily due to product mix within the region resulting in lower average selling prices.

West:
Home closings gross margin percentage increased to 21.3% from 17.1% for the three months ended September 30, 2018 and 2017, respectively, and to 19.6% from 16.3% for the nine months ended September 30, 2018 and 2017, respectively. The increases were partially due to product mix contributing to higher average selling prices during the current year, as well as larger rebates from our regional and national vendor program across several markets within the West region. In addition, home closings in the prior year had higher land and development costs due geographic mix resulting in lower margins.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except the number of loan originations)	2018	2017	Change	2018	2017	Change
Mortgage operations revenue	$14,363	$15,554	(7.7)%	$40,341	$41,960	(3.9)%
Mortgage operations revenue - Other	549	430	27.7	1,702	1,192	42.8
Title services revenue	2,129	1,495	42.4	5,470	4,210	29.9
Total financial services revenue	17,041	17,479	(2.5)%	47,513	47,362	0.3%
Financial services equity in income of unconsolidated entities	872	1,170	(25.5)	4,569	4,666	(2.1)
Total revenue	17,913	18,649	(3.9)	52,082	52,028	0.1
Financial services expenses	10,451	12,070	(13.4)	31,647	30,874	2.5
Financial services income before income taxes	$7,462	$6,579	13.4%	$20,435	$21,154	(3.4)
Total originations:
Loans	1,158	1,102	5.1%	3,129	3,162	(1.0)%
Principal	$401,093	$374,147	7.2%	$1,081,858	$1,075,043	0.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Supplemental data:
Average FICO score	748	745	747	744
Funded origination breakdown:
Government (FHA,VA,USDA)	15%	17%	16%	18%
Other agency	71%	66%	70%	66%
Total agency	86%	83%	86%	84%
Non-agency	14%	17%	14%	16%
Total funded originations	100%	100%	100%	100%

Financial services revenue decreased by 2.5% for the three months ended September 30, 2018 and remained relatively flat for the nine months ended September 30, 2018 compared to the same periods in the prior year. The decrease in the current quarter compared to the prior year period was primarily the result of increased financial sector competition impacting pricing and a devaluation of our open pipeline due to rising interest rates, partially offset by an increase in title services revenue driven by the expansion of our title services to North and South Carolina.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.7% from 6.9% and to 6.9% from 7.1% for the three and nine months ended September 30, 2018 compared to the same periods in 2017. These decreases were primarily driven by an increase in home closings revenue, net as well as sustained leverage as a result of previous investments we made in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.3% from 3.8% and to 3.8% from 4.0% for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. The decreases were primarily driven by an increase in home closings revenue, net and our efforts to utilize our scalable platform, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $2.5 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $9.8 million and $6.9 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the three months ended September 30, 2018 was primarily due to the acceleration of closings into earlier periods. The increase in the nine months ended September 30, 2018 was primarily due to increased activity in our homebuilding unconsolidated joint ventures as they mature in their life cycle.

Interest Income, Net
Interest income, net was $0.7 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $314 thousand for the nine months ended September 30, 2018 and 2017, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, Net
Other expense, net was $0.8 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and was $4.9 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in expense in the current year period was primarily due to expenses related to the acquisition of AV Homes and an increase in captive insurance claims.

Income Tax Provision
The effective tax rate for the three and nine months ended September 30, 2018 was 6.4% and 15.9%, respectively, compared to 30.7% and 31.0% for the same periods in 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes, changes in valuation allowances, and certain deductions and credits relating to homebuilding activities. The effective tax rate for the three and nine months ended September 30, 2018 was further impacted by discrete activity related to the effects of changes in tax accounting methods and the release of reserves against uncertain tax positions related to state net operating loss limitations.

The effective tax rate for the nine months ended September 30, 2018 was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”), the relevant provisions of which became effective on January 1, 2018. In response to the Tax Act, we filed three requests for a change in tax accounting methods related to the timing of income and expense recognition for tax purposes. One of our requests was for a tax accounting method change that was afforded automatic consent, while the other two required advanced consent from the Internal Revenue Service (“IRS”). We received affirmative consent from the IRS and signed an agreement for one of the requests during the quarter ended September 30, 2018. The impact of the approved tax accounting method changes was reflected in our consolidated financial statements for the three months ended September 30, 2018 as a reduction in income tax expense of $8.1 million and resulted in an 8.0% reduction to the tax rate. The effective tax rate for the quarter ended September 30, 2018 also includes the effects of the completion of a state audit related to the utilization of the Company’s state net operating losses. Upon the completion of the audit, we released certain uncertain tax positions which resulted in a reduction in income tax expense of $7.9 million and a 7.8% reduction to the effective tax rate.

Net Income
Net income before allocation to non-controlling interests and diluted earnings per share for the three months ended September 30, 2018 was $94.4 million and $0.83, respectively. Net income before allocation to non-controlling interests and diluted earnings per share for the three months ended September 30, 2017 was $54.7 million and $0.45, respectively. The increase in net income and earnings per share from the prior year is attributable to higher gross margin dollars due to a result of an increase in the number of homes closed, as well as a decrease in our income tax provision due to a lower effective tax rate for the three months ended September 30, 2018 compared to the same period in the prior year.

Liquidity and Capital Resources
Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility;

•	Our various series of Senior Notes (as defined below);

•	Mortgage warehouse facilities;

•	Project-level financing (including non-recourse loans);

•	Performance, payment and completion surety bonds, and letters of credit; and

•	Cash generated from operations;

•	Additional debt facilities, as needed (for example, our 364-Day Credit Agreement).

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations; and

•	Borrowings under our Revolving Credit Facility.

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the three and nine months ended September 30, 2018 and 2017 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, and the payment of various liabilities. In addition, all net proceeds from our equity offerings during 2018 and 2017, were used to purchase partnership units in New TMM along with shares of our Class B common stock, held by our Former Principal Equityholders. During the first quarter of 2018, capital was also used to purchase partnership units in New TMM shares and shares of our Class B Common Stock from TPG and Oaktree.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2018	December 31, 2017
Total Cash, excluding Restricted Cash	$382,054	$573,925

Total Revolving Credit Facility	600,000	500,000
Letters of Credit Outstanding	(53,677)	(47,126)
Revolving Credit Facility Borrowings Outstanding	—	—
Revolving Credit Facility Availability	546,323	452,874

Total Liquidity (1)	$928,377	$1,026,799
(1) On October 2, 2018 we entered into a $200.0 million 364-Day Credit Agreement to facilitate the acquisition of AV Homes. Refer to Note 17- Subsequent Events.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $56.0 million for the nine months ended September 30, 2018 compared to $132.8 million provided by operating activities for the nine months ended September 30, 2017. The primary drivers of the decrease in cash provided by operating activities compared to the prior period was increased spending on real estate inventory and land deposits and decreases in accounts payable, accrued expenses and other liabilities as well as mortgages held for sale, prepaid expenses, and other assets, partially offset by an increase in the number of homes closed and a lower effective tax rate resulting in higher net income.

Investing Cash Flow Activities
Net cash provided by investing activities was $4.3 million for the nine months ended September 30, 2018, as compared to net cash used in investing activities of $26.5 million for the nine months ended September 30, 2017. The primary driver of the change between periods was higher investments of capital into our unconsolidated joint ventures in the prior year period.

Financing Cash Flow Activities
Net cash used in financing activities was $252.4 million for the nine months ended September 30, 2018 compared to $141.9 million used in financing activities for the nine months ended September 30, 2017. The cash used in financing activities in 2018 was primarily attributable to repurchases of New TMM Units from TPG and Oaktree as part of our public equity offerings completed in January.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of September 30, 2018.

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2021	April 16, 2013	550,000	100.0%	5.250%	541,700	8,300
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700
Total(1)		$1,250,000			$1,232,500	$17,500
(1) On October 2, 2018, we assumed $400 million aggregate principal amount of the 2022 Senior Notes and $80 million aggregate principal amount of the Convertible Notes. As of October 25, 2018, all $80.0 million aggregate principal amount of Convertible Notes had been converted into approximately $95.8 million in cash paid to holders of the Convertible Notes as part of purchase consideration for the Acquisition. Refer to Note 17 - Subsequent Events.

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

2022 Senior Notes
On October 2, 2018, we assumed $400.0 million aggregate principal amount 2022 Senior Notes.
The 2022 Senior Notes mature on May 15, 2022. The 2022 Senior Notes are guaranteed by the same subsidiaries of TMCI that guarantee the Revolving Credit Facility and the 2021, 2023 and 2024 Senior Notes. The 2022 Senior Notes and the related guarantees are senior unsecured obligations and are no longer subject to registration rights. The indenture governing the 2022 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2022 Senior Notes contains customary events of default. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.
Prior to May 15, 2019, the 2022 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through May 15, 2019 (plus accrued and unpaid interest). Beginning on May 15, 2019, the 2022 Senior Notes are redeemable at 103.313% of principal (plus accrued and unpaid interest), beginning on May 15, 2020, the 2022 Senior Notes are redeemable at 101.656% of principal (plus accrued and unpaid interest) and beginning on May 21, 2021, the 2022 Senior Notes are redeemable at 100% of principal (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2022 Senior Notes.
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

The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of September 30, 2018, we were in compliance with all of the covenants under the Revolving Credit Facility.

364-Day Credit Agreement

On October 2, 2018, we entered into a 364-Day Credit Agreement in respect of a term loan facility under which we borrowed an aggregate principal amount of $200,000,000, to facilitate the Acquisition. The 364-Day Credit Agreement matures on October 1, 2019.
Amounts outstanding under the 364-Day Credit Agreement bear interest, at our option, at (a) a base rate plus a margin ranging from 0.50% to 1.00% per annum based on TMCI’s capitalization ratio; or (b) LIBOR (subject to a LIBOR floor of 0.00%) plus a margin ranging from 1.50% to 2.00% per annum based on TMCI’s capitalization ratio.
In addition, we must pay customary agency fees under the 364-Day Credit Agreement.
Amortization and Prepayments
The 364-Day Credit Agreement does not require any amortization.
In addition, we are required to prepay the outstanding loans under the 364-Day Credit Agreement, subject to certain exceptions, with 100% of the net cash proceeds of any incurrence of debt or issuance of equity.
We may voluntarily repay outstanding loans under the 364-Day Credit Agreement at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR loans.
Collateral and guarantors
All obligations under the 364-Day Credit Agreement are unconditionally guaranteed by the same guarantors that guarantee our Revolving Credit Facility.
The obligations under the 364-Day Credit Agreement are unsecured.
Restrictive covenants and other matters
The 364-Day Credit Agreement contains certain financial covenants, requiring us and our subsidiaries to comply on a quarterly basis with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.7 billion.
The 364-Day Credit Agreement contains certain customary affirmative covenants. The negative covenants are substantially consistent with those in the credit agreement for our Revolving Credit Facility.
The 364-Day Credit Agreement contains certain customary events of default, including relating to a change of control. If an event of default occurs and is continuing, the lenders under the 364-Day Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 364-Day Credit Agreement.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings:

(Dollars in thousands)	As of September 30, 2018
Facility	Amount Drawn	Facility Amount		Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$1,129	$45,000	(2)	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	16,857	50,000		LIBOR + 2.25%	On Demand	Mortgage Loans
Warehouse C	36,471	100,000		LIBOR + 2.375%	On Demand	Mortgage Loans and Restricted Cash
Total	$54,457	$195,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2018 were collateralized by a) $83.8 million of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.3 million of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)From time to time we have the ability to amend this warehouse agreement to increase or decrease capacity to accommodate funding needs.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of September 30, 2018 and December 31, 2017. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	September 30, 2018	December 31, 2017
Letters of credit (1)	$53,677	$47,126
Surety bonds	264,795	284,617
Total outstanding letters of credit and surety bonds	$318,472	$331,743
(1) As of September 30, 2018 there was $160 million total capacity for letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of September 30, 2018

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

For the nine months ended September 30, 2018, total cash invested in unconsolidated joint ventures was $3.5 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of September 30, 2018, we had outstanding land purchase and lot option contracts of $395.8 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2018, we had non-refundable deposits totaling $47.9 million.

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
Critical Accounting Policies
In January 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides new guidance for revenue recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 2 - Summary of Significant Accounting Policies for additional discussion. There have been no other significant changes to our critical accounting policies during the nine months ended September 30, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2018, approximately 96% of our debt was fixed rate and 4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of September 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility. We had $546.3 million of additional availability for borrowings and $106.3 million of additional availability for letters of credit (giving effect to $53.7 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2018. The interest rate for our variable rate debt represents the weighted average interest rate on our borrowings under our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate Debt	$39.1	$66.0	$27.5	$556.7	$2.4	$718.4	$1,410.1	$1,409.6
Weighted average interest rate(1)	3.5%	3.5%	3.5%	5.5%	3.5%	5.5%	5.3%
Variable Rate Debt(2)	$54.5	-	-	-	-	-	$54.5	$54.5
Weighted average interest rate	4.1%	-	-	-	-	-	4.1%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at September 30, 2018, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1†
Agreement and Plan of Merger, dated June 7, 2018, by and among Taylor Morrison Home II Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (incorporated by reference to Exhibit 2.1 to Taylor Morrison’s Current Report on Form 8-K, filed with the SEC on June 7, 2018).

2.2
Agreement and Plan of Merger, dated as of October 26, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Home II Corporation and Second Half 2018 Mergerco Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.2	Amended and Restated Certificate of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.4	Amendment to the Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

10.4*	Third Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated September 26, 2018.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

2.1 †
Agreement and Plan of Merger, dated June 7, 2018, by and among Taylor Morrison Home II Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (incorporated by reference to Exhibit 2.1 to Taylor Morrison’s Current Report on Form 8-K, filed with the SEC on June 7, 2018).

2.2
Agreement and Plan of Merger, dated as of October 26, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Home II Corporation and Second Half 2018 Mergerco Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.1	Amended and Restated Certificate of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.3	Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.4	Amendment to the Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

10.4*	Third Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated September 26, 2018.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	October 31, 2018
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)