Form 10-K
period 2018-12-31
Taylor Morrison Home Corp
filed 2019-02-20
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter was $2,281,651,384, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the issuer’s common stock, as of February 20, 2019:

Class	Outstanding
Class A Common Stock, $0.00001 par value	109,916,206
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

TMHC's predecessor was incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and the telephone number is (480) 840-8100.

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

PART I

ITEM 1. BUSINESS

General Overview

We are one of the largest public homebuilders in the United States. We are also a land developer, with a portfolio of lifestyle and master-planned communities. We provide a diverse assortment of homes across a wide range of price points. We strive to appeal to a broad spectrum of customers in traditionally high growth markets, where we design, build and sell single and multi-family detached and attached homes. We operate under the Taylor Morrison and Darling Homes brand names. We also provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”) and title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”).

We have operations in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, South Carolina, and Texas. Our business is organized into multiple homebuilding operating components and a financial services component, which are managed as multiple reportable segments, as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas and Houston (both include a Taylor Morrison division and a Darling Homes division) and Denver
West	Bay Area, Phoenix, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding and Inspired Title Services

Over the last several years we have grown organically and through various builder acquisitions, including our most recent acquisition (the “Acquisition”) completed on October 2, 2018 of AV Homes, Inc. (“AV Homes”), a homebuilder and land developer of residential communities in Florida, North and South Carolina, Arizona and Texas. In addition, in April 2015 we completed the acquisition of JEH Homes, an Atlanta based homebuilder; in July 2015 we acquired three divisions of Orleans Homes in markets within Charlotte, Chicago and Raleigh; and in January 2016 we acquired Acadia Homes in Atlanta. Collectively, each of these acquisitions represents our strategic approach in expanding our geographic footprint in high growth markets.

Organizational Structure

As a result of the completion of our initial public offering (“IPO”) on April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC was formed and became the owner and general partner of TMM Holdings II Limited Partnership (“New TMM”), a direct subsidiary. New TMM was formed by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (together, the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Former Principal Equityholders” ).

From January 2017 through January 2018, we completed seven public offerings for an aggregate of 80.2 million shares of our Class A Common Stock, using all of the net proceeds therefrom to repurchase our Former Principal Equityholders' indirect interest in TMHC. As a result of the series of offerings and repurchases, the Former Principal Equityholders ownership decreased to zero, resulting in a fully floated public company by January 31, 2018.

On October 26, 2018, Taylor Morrison Home II Corporation, a Delaware corporation formerly known as Taylor Morrison Home Corporation (“Original Taylor Morrison”) completed a holding company reorganization (the “Reorganization”), which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding common stock of Original Taylor Morrison. New Taylor Morrison assumed the name Taylor Morrison Home Corporation. Consequently, Original Taylor Morrison became a direct, wholly-owned subsidiary of New Taylor Morrison. In the Reorganization, Original Taylor Morrison’s stockholders became stockholders of New Taylor Morrison, on a one-for-one basis, with the same number of shares and same ownership percentage of the corresponding class of Original Taylor Morrison common stock that they held immediately prior to the holding company reorganization.

In connection with the Reorganization and the Contribution Agreement among the Company, Original Taylor Morrison and the holders of Original Taylor Morrison’s Class B common stock and paired TMM II Units party thereto (the “Paired Interest Holders”), following the consummation of the Reorganization, each Paired Interest Holder contributed its partnership units (“TMM II Units”) of TMM Holdings II Limited Partnership, the principal subsidiary of the Company and Original Taylor Morrison (“TMM II”), and paired shares of the Company’s Class B common stock to the Company in exchange, on a one-for-one basis, for shares of the Company’s Class A common stock (the “Exchange”). As a result of the Exchange, TMM II became an indirect wholly owned subsidiary of the Company. All of the Class B shares were cancelled following the Exchange. Therefore, the Company has only one class of common stock outstanding.

In addition, in connection with the Reorganization, all assets remaining in our Canadian subsidiary were contributed to a subsidiary in the United States (“Canada Unwind”). As a result, the previously unrecognized accumulated other comprehensive loss on foreign currency translation was recognized. In addition, we recognized non-resident Canadian withholding taxes. Excluding taxes, all costs associated with the corporate reorganization and Canada Unwind are presented as a component of transaction and corporate reorganization expenses on the Consolidated Statement of Operations for the year ended December 31, 2018. Refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for additional information.

References to “Taylor Morrison Home Corporation”, the “Company”, “TMHC”, “we”, “us” or “our” in this Annual Report on Form 10-K (including in the consolidated financial statements and condensed notes thereto in this report) have the following meanings, unless the context otherwise requires:

For periods prior to October 26, 2018: Original Taylor Morrison (as defined below) and its subsidiaries.

For periods from and after October 26, 2018: New Taylor Morrison (as defined below) and its subsidiaries.

New Taylor Morrison, as the successor issuer to Original Taylor Morrison (pursuant to Rule 12g-3(a) under the Exchange Act, began making filings under the Securities Act of 1933, as amended, and the Exchange Act on October 26, 2018.

The business, executive officers and directors of New Taylor Morrison immediately following the Reorganization were identical to the business, executive officers and directors of Original Taylor Morrison immediately prior to the Reorganization.

2018 Highlights and Recent Developments

Our financial and operational highlights for the year ended December 31, 2018 and recent developments subsequent to the year end are summarized below:

Financial:

•	In January 2018, we completed our final series of public offerings and repurchases of our Class A common Stock from TPG and Oaktree, resulting in a fully floated public company.

•
On January 26, 2018 we amended the maturity date of our Revolving Credit Facility from April 2019 to January 2022 allowing incremental financial flexibility. On June 29, 2018, we further amended the Revolving Credit Facility to increase the borrowing capacity to $600.0 million.

•
We generated $4.2 billion in total revenue and $4.1 billion in home closings revenue for the year ended December 31, 2018, increases of 8.8% and 8.3%, respectively, compared to the prior year's total revenue and home closings revenue.

•
Net income before allocation to non-controlling interest and diluted earnings per share for the year ended December 31, 2018 was $210.5 million and $1.83 compared to $176.7 million and $1.47 for the year ended December 31, 2017.

•
Adjusting for the effects of significant and unusual items(1), net income before allocation to non-controlling interest and diluted earnings per share for the year ended December 31, 2018 was $305.5 million and $2.65, respectively.

•	On October 2, 2018 we completed the Acquisition of AV Homes for total consideration of $534.9 million.

•
On October 2, 2018, we entered into a 364-Day Credit agreement and borrowed $200.0 million to facilitate the Acquisition. In addition, we assumed AV Homes' senior notes due 2022 in the principal amount of $400.0 million.

•	On October 26, 2018, we completed a holding company reorganization in order to simplify our capital and tax structure and increase our operational flexibility.

•
On November 21, 2018, our Board of Directors authorized an increase in the amount available for repurchases under our stock repurchase program by an additional $100 million and extension of the program authorization until December 31, 2019. As of February 11, 2019, we had repurchased an aggregate of 11.7 million shares of Class A Common Stock in open market purchases, which excludes shares repurchased from our Former Principal Equityholders.
Operational

•	During 2018, our operations were located in nine states with 307 average active communities.

•	We closed 9.1% more homes during 2018 compared to 2017.

•	Average sales price of homes closed was $470,000 for the year ended December 31, 2018.

•	We ended 2018 with $2.1 billion in sales order backlog.

•	At December 31, 2018, we owned and controlled approximately 57,000 lots.

•	For the last four consecutive years, we were awarded America’s Most Trusted Home Builder® by Lifestory Research.

•	We were recognized and awarded as one of the Best Places to Work by Glassdoor.
(1)Significant and unusual items for the year ended December 31, 2018 primarily consist of corporate reorganization costs as described above in addition to acquisition-related costs which include investment banking fees, severance, compensation and legal fees. Significant and unusual items also consists of costs and expenses related to the impacts of purchase accounting from the Acquisition and incremental warranty and impairment charges. Refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Business Strategy

Our long-term strategy is built on four pillars:

•	pursuing core locations;

•	building distinctive communities driven by consumer preferences;

•	maintaining a cost-efficient culture; and

•	appropriately balancing price with pace in the sale of our homes.

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

Our dedication to service defines our customer experience and acknowledges homeowners’ suggestions to incorporate style, quality and sustainability into every community we develop. We offer a range of award-winning and innovative designs with a number of features such as single-story, multi-story, multi-family, higher density living, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to diverse buyer needs. We engage architectural firms and internal architectural resources to develop and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. We serve all segments and generational groups through our quality products which attract entry-level, move-up, luxury and active adult buyers.

We acquire our land assets in core locations, focusing on the preferences of our buyers, building desirable communities, continually evaluating and analyzing overhead efficiency and optimizing profit by managing volume. In addition, we seek to maximize long-term shareholder value and operate our business to capitalize on market dynamics and mitigate risks from economic downturns as we recognize the cyclical nature of the housing industry. We regularly assess our capital allocation strategy to drive shareholder return. This strategy is built on four primary pillars - reinvest in core homebuilding operations, seek additional growth opportunities through mergers and acquisitions, optimize debt leverage and return excess cash to shareholders. We also take advantage of joint venture opportunities as they arise in order to secure prime assets, share risk and maximize returns.

We believe our land positioning and pipeline have positioned us for strategic growth and increased profitability in the housing market. We execute this strategy by:

•	Optimizing our existing land supply through enhanced product offerings;

•	Combining land acquisition and development expertise with homebuilding operations;

•	Focusing product offerings on specific customer groups;

•	Building aspirational homes for our customers and focusing on superior customer service;

•	Maintaining an efficient capital structure;

•	Selectively pursuing acquisitions; and

•	Employing and retaining a highly experienced management team with a strong operating track record.

Land and Development Strategies

Community development includes the acquisition and development of communities, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. We generally operate as community developers, but in some communities we operate solely as merchant builders, in which case, we acquire fully entitled and developed lots.

In order to maximize our expected risk-adjusted return, the allocation of capital for land investment is performed at the corporate level with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior executives meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Strategic decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team. Our land portfolio as of December 31, 2018 and 2017 is summarized below:

	As of December 31, 2018
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	5,778	7,430	13,161	—	26,369	6,187	32,556
Central	3,004	1,398	4,865	—	9,267	3,662	12,929
West	871	3,208	3,949	—	8,028	3,327	11,355
Total	9,653	12,036	21,975	—	43,664	13,176	56,840

	As of December 31, 2017
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	5,365	2,600	4,987	—	12,952	5,820	18,772
Central	2,140	1,237	3,748	—	7,125	4,602	11,727
West	198	1,974	2,909	763	5,844	1,469	7,313
Total	7,703	5,811	11,644	763	25,921	11,891	37,812

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

In the land purchasing and/or joint venture configuration process, specific projects of interest are typically identified and placed under contract by the local teams. Such teams carry out a robust due diligence and feasibility process evaluating key factors to include but not limited to environmental concerns, estimated budgets for development and home construction, anticipated product segmentation, competitive environment, ownership structure, and financial returns. Findings are summarized and presented to our portfolio investment committee for review. Certain portfolio opportunities will often be sourced centrally and managed at the corporate level. We also determine whether continued spending on currently owned and controlled land is a well-timed and appropriate use of capital. Our portfolio investment strategy emphasizes expected profitability to reflect the risk and timing of returns, and the level of sales volume in new and existing markets.

The following is a summary of the status of our land positions:

(Dollars in thousands)	As of December 31, 2018		As of December 31, 2017
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw land	9,653	$461,387	7,703	$338,642
Partially developed	12,036	756,376	5,811	543,200
Finished lots	21,975	1,677,527	11,644	1,314,243
Long-term strategic assets	—	—	763	10,730
Total	43,664	$2,895,290	25,921	$2,206,815

As of December 31, 2018 and 2017, the allocation of lots held in our land portfolio, by year acquired, is as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2018	As of December 31, 2017
Acquired in 2018	64%	—%
Acquired in 2017	11%	23%
Acquired in 2016	6%	15%
Acquired in 2015	3%	13%
Acquired in 2014 and earlier	16%	49%
Total	100%	100%

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes.

The following is a summary of our homes in inventory by homebuilding reporting segment as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018				As of December 31, 2017
	Homes in Backlog	Models	Inventory to be Sold	Total	Homes in Backlog	Models	Inventory to be Sold	Total
East	1,638	186	1,187	3,011	1,513	129	603	2,245
Central	1,420	158	639	2,217	1,051	142	439	1,632
West	1,100	142	489	1,731	932	119	391	1,442
Total	4,158	486	2,315	6,959	3,496	390	1,433	5,319

We expect that during 2019 we will deliver substantially all homes in backlog at December 31, 2018. At December 31, 2018, inventory units to be sold included 614 completed units available for sale. On average at December 31, 2018, we had 7.5 inventory units per average active selling community and 2.0 completed inventory units per average active selling community to be sold. At December 31, 2017, inventory units to be sold included 222 completed units available for sale. On average at December 31, 2017, we had 4.8 inventory units per average active selling community and 0.75 completed inventory units per average active selling community to be sold.

Community Development

We create a complete concept for each community, beginning with an overall community layout and then determine the size, style and price range of the homes, the layout of the streets and positioning of the individual home sites. After necessary governmental and other approvals have been obtained, we improve the land by clearing and grading, installing roads, underground utility lines, staking out individual home sites and, in certain communities, building distinctive entrance structures and recreational amenities.

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

Warranty Program

All of our divisions currently offer a limited warranty to cover various defects in workmanship or materials, including structural defects. Certain of our divisions provide longer term structural warranties through third-party warranty providers. We also currently provide third-party warranty coverage on homes where required by Federal Housing Administration (“FHA”) or Veterans Administration regulations. From time to time, we evaluate our warranty offerings, including third-party warranty coverage, taking into account market changes and regulatory requirements.

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

The central element of our marketing platform is our web presence at www.taylormorrison.com and www.darlinghomes.com (none of the information on or accessible through these websites is a part of this Annual Report). The main purpose of these websites is to direct potential customers to our sales team members in their community of interest and to showcase our product offerings. The websites also offer the ability of customers to evaluate floor plans, elevations, square footage, community amenities and geographic location. Customers are also able to use the websites to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” The websites are fully integrated with our customer relationship management ("CRM") system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We believe the digital marketing strategy for our websites, which is continually reviewed and refined, provides high return on our investments. During 2018, we commissioned a full analysis of our websites. This included all stakeholders as well as consumer facing research designed to provide an industry leading digital presence in 2019 and beyond. Management anticipates implementation of our new sites to be complete by the third quarter of 2019.

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

We use furnished model homes as a marketing tool to demonstrate the advantages of the designs, features and functionality of our homes and to enhance visitor experience. We generally employ or contract with interior and landscape designers who create attractive model homes that highlight the features and options available for the homes within our communities. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes for each active selling community.

Our homes are sold by our commissioned team members who work from sales offices generally located within our model homes. In 2018, we designed all new sales centers to reflect current design trends and to create a more comfortable and aesthetically pleasing environment for our team and customers. Our goal is to ensure our sales force has extensive knowledge of our homes, including our energy efficient features, sales strategies, mortgage options and community dynamics. To achieve this goal, we have on-going training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options and sales techniques and discuss geographic competition. Our sales team members are licensed real estate agents where required by law and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types and amount of incentives depends largely on existing economic and local competitive market conditions.

Competition

The homebuilding business is highly competitive and fragmented. We compete with numerous homebuilders of varying sizes, ranging from local to national, some of which have greater sales and financial resources than us. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure or for investment, also provide competition. We compete primarily on the basis of location, design, quality, service, value and reputation.

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

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	Three Months Ended,				Three Months Ended,
	2018				2017
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	29%	28%	22%	21%	29%	28%	21%	22%
Home closings revenue	18%	23%	25%	34%	20%	23%	23%	34%
Income before income taxes	22%	29%	37%	12%	15%	22%	22%	41%
Net income(1)	23%	28%	45%	4%	20%	32%	31%	17%
(1)Three months ended December 31, 2018 and 2017 include effects of unusual items and the effects of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, and mandated the repatriation of foreign earnings and revaluation of our deferred tax assets. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Financial Services

TMHF provides a number of finance-related services to our customers through our mortgage lending operations. The strategic purpose of TMHF is:

•	to utilize mortgage finance as a sales tool in the home sale process to ensure a consistent customer experience and assist in maintaining home production efficiency; and

•	to control and analyze our sales order backlog quality and to better manage projected home closing and delivery dates for our customers.

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

Inspired Title operates as a title insurance agent under the title-only (examination) and title escrow business model. Inspired Title searches and examines land title records, prepares title commitments and polices for homebuyers in our Florida, Georgia, North Carolina, South Carolina, and Texas markets, contracting with others in markets that Inspired Title does not provide escrow service (currently title insurance underwriters and attorneys) to perform the escrow closing functions. Inspired Title competes against other title underwriters and title/escrow agents that provide similar services.

Regulation, Environmental, Health and Safety Matters

Regulatory

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation requiring the dedication of land as natural space. In addition, we are subject to various licensing, registration and filing requirements in connection with the construction, advertisement and sale of homes in our communities. The impact of these laws has increased our overall costs, and may delay the opening of communities or cause us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals are obtained. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums relate to insufficient water, power, drainage or sewage facilities or inadequate road capacity.

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

Information Technology

We have a centralized information technology organization with its core team located at our corporate headquarters in Scottsdale, Arizona, augmented with field support technicians in key locations across the U.S. Our approach to information technology is to continuously simplify our information technology platform and consolidate and standardize applications. We believe a common application platform enables the sharing of ideas and rapid implementation of process improvements and best practices across the entire company. Our back-office operations use a fully integrated, industry recognized enterprise resource planning package. Marketing and field sales utilize a leading CRM solution that tracks leads and prospects from all sources and manages the customer communication process from lead creation through the buying process and beyond the post-warranty period. Field operations teams collaborate with our supply chain management to schedule and manage development and construction projects with a set of standard and widely used homebuilding industry solutions.

Intellectual Property

We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on our recognized homebuilding heritage while emphasizing a customer-centric focus.

Employees, Subcontractors and Consultants

As of December 31, 2018, we employed approximately 2,300 full-time equivalent persons. Of these, approximately 2,000 were engaged in corporate and homebuilding operations, and the remaining approximately 300 were engaged in mortgage and title services. As of December 31, 2018, we were not subject to collective bargaining agreements. We consider our employee relations to be good.

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

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability and cost of financing for homebuyers;

•	federal and state income tax laws, including limitations on, or the elimination of, the deduction of mortgage interest or property tax payments;

•	employment levels, job and personal income growth and household debt-to-income levels;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;

•	the U.S. and global financial system and credit markets, including stock market and credit market volatility;

•	private and federal mortgage financing programs and federal and state regulation of lending practices;

•	housing demand from population growth, household formations and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);

•	demand from foreign buyers for our homes, which may fluctuate according to economic circumstances in foreign countries;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;

•	real estate taxes;

•	energy prices; and

•	the supply of developable land in our markets and in the United States generally.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. During the 2008 economic downturn, unfavorable changes in many of the above factors negatively affected all of the markets we serve. Economic conditions in certain of our markets continue to be susceptible to fluctuations. For example, fluctuations in oil and gas prices have, in the past, created economic uncertainty, particularly in regions of Texas, such as the greater Houston area, where we have significant operations. Additionally, governmental action and legislation related to economic stimulus, taxation, tariffs, spending levels and borrowing limits, immigration, as well as political debate, conflicts and compromises related to such actions, may negatively impact the financial markets and consumer confidence and spending, which could adversely impact the U.S. economy and the housing market. Any deterioration or significant uncertainty in economic or political conditions could have a material adverse effect on our business.
Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts, mudslides and wildfires) and other environmental conditions may delay the delivery of our homes, increase our costs or impact demand for our homes. In 2018, for example, our operations in the Carolinas were negatively impacted by Hurricane Florence and our Houston and Florida operations were impacted by extreme weather conditions, including Hurricane Harvey and Hurricane Irma in 2017.

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

During periods of industry downturn, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. The most recent significant industry downturn that began in 2008 materially and adversely impacted those in the homebuilding industry, including us. In the event of a significant downturn we may experience a material reduction in revenues, margins, and cash flow.

We cannot predict the trajectory of the U.S. housing market. Some housing markets and submarkets have been stronger than others, and there continues to be variability in operating trends. We expect that such volatility will continue and that prevailing conditions in various housing markets and submarkets will continue to fluctuate. These fluctuations may be significant and unfavorable. In addition, while some of the many negative factors that contributed to the 2008 housing downturn have moderated, several remain, and they could return and/or intensify to inhibit any future improvement in housing market conditions in 2018 and beyond. Although we take steps to alleviate the impact of these conditions on our business, given the volatility in the homebuilding industry and global economic and political uncertainty, there can be no guarantee that steps taken by us will be effective.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit may fluctuate, including due to various regulatory changes and lower risk appetite by lenders with many lenders requiring increased levels of financial qualification, including lenders adhering to the currently applicable “Qualified Mortgage” requirements under the Dodd-Frank Act and ability to repay standard, and lending lower multiples of income. Investors and first-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers, our existing customers’ ability to resell their home and/or our ability to fully realize our backlog, because our sales contracts may include a financing contingency, which permits the customer to cancel its obligation in the event mortgage financing arranged or provided by us is unobtainable within the period specified in the contract.

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

Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment, which in turn would adversely impact demand for and sales prices of homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. While interest rates have been at historic lows, the Federal Reserve Board has recently been raising interest rates, and interest rates may continue to increase over the next several years.

Significant expenses of owning a home, including mortgage interest and real estate taxes, have historically been deductible expenses for an individual’s U.S. federal and, in some cases, state income taxes, subject to various limitations. The Tax Cuts and Jobs Act (the “Tax Act”) imposes significant limitations with respect to these historical income tax deductions. Specifically, the Tax Act generally limits, through the end of 2025, the annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) to $10,000. In addition, under the Tax Act, through the end of 2025 the deduction for mortgage interest for new home purchases will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 (after 2025, the acquisition indebtedness threshold is scheduled to return to the $1.0 million limit that existed prior to the Tax Act). The impact of the Tax Act or further loss or reduction of these homeowner tax deductions without any offsetting legislation may result in an increase in the total after-tax cost of home ownership and make the purchase of a home less attractive to buyers. This could adversely impact demand for and sales prices of new homes, including ours.

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

Labor shortages can be further exacerbated as demand for housing increases. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our communities and building homes. For example, the homebuilding industry has been experiencing shortages of skilled labor and increased labor costs, including in several locations in which we operate, which has resulted in longer delivery times. Further, the cost of labor may also be adversely affected by changes in immigration laws and trends in labor migration. We may not be able to recover increased costs by raising our home prices, because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

Additionally, our mortgage and title services businesses compete with other mortgage lenders and title companies, including national, regional and local mortgage banks and other financial institutions, some of which may be subject to fewer government regulations or, in the case of mortgage lenders, may have a greater range of products, greater access to or a lower cost of capital or different lending criteria and may be able to offer more attractive financing to potential customers.

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

In the United States, the unemployment rate was 4.0% as of January 2019, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 63.2% in January 2019, potentially reflecting an increased number of “discouraged workers” who have left the labor force. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

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

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a further deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on demand and our results of operations.

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

Historically, a larger percentage of our home sale contracts have been entered into in the winter and spring. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability. Seasonal natural disasters such as hurricanes, tornadoes, floods and wildfires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues. For example, during 2018, our results of operations were affected by significant rainfall in our Central Region and in 2017 our results of operations were affected by Hurricane Harvey and Hurricane Irma, which caused community closures and delays in deliveries and production.

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

We rely on subcontractors in order to perform the construction of our homes and, in many cases, to select and obtain raw materials. We are exposed to various risks as a result of our reliance on these subcontractors and their suppliers, including, as described above, the possibility of defects in our homes due to improper workmanship or materials used by such parties, which may require us to comply with our warranty obligations and/or bring a claim under an insurance policy. The subcontractors we rely on to perform the actual construction of our homes are also subject to a significant and evolving number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If these subcontractors who construct our homes fail to comply with all applicable laws, we can suffer reputational damage and may be exposed to liability.
Subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry. We do not have the ability to control what these independent subcontractors pay to or the work rules they impose on their employees. However, various federal and state governmental agencies have sought, and may in the future seek, to hold contracting parties like us responsible for our subcontractors’ violations of wage and hour laws, or workers’ compensation, collective bargaining and/or other employment-related obligations related to subcontractors’ workforces. Governmental agency determinations or attempts by others to make us responsible for our subcontractors’ labor practices or obligations, whether under “joint employer” theories, specific state laws or regulations, such as under the California Labor Code, or otherwise, could create substantial adverse exposure for us in situations that are not within our control and could be material to our business, financial condition and results of operations. We can also suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving actions or matters that are not within our control. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws, rules or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

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

The approval of numerous governmental authorities must be obtained in connection with our development and construction activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that a property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the housing industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the builder construct certain improvements to public places such as parks and streets or fund schools.
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

We are subject to various environmental laws and regulations, which may affect aspects of our operations such as how we manage stormwater runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. Developers and homebuilders may become subject to more stringent requirements under such laws. For example, the U.S Environmental Protection Agency and U.S. Army Corps of Engineers have been engaged for years in rulemakings to clarify the scope of federally regulated wetlands, which included: a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation; and a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue; a February 2018 rule delaying the effective date of the June 2015 rule until February 2020, which was enjoined nationwide in August 2018 by a federal district court in South Carolina in response to a lawsuit by a coalition of environmental advocacy groups (the result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest), a decision which is being appealed and which the EPA and U.S. Army Corps of Engineers are seeking to stay; and a December 2018 proposal by the EPA and the Department of the Army for a new rule purporting to clarify the scope that the EPA has characterized as easier to apply and less onerous than the 2015 rule. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other environmental requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions. Contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other losses.

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

Our financial services businesses are subject to risks, including risks associated with our ability to sell mortgages we originate and to claims on loans sold to third parties.

While we intend for the loans originated by TMHF, our financial services business, to be sold on the secondary market, if TMHF is unable to sell loans into the secondary mortgage market or directly to large secondary market loan purchasers such as Fannie Mae and Freddie Mac, TMHF would bear the risk of being a long-term investor in these originated loans. Being required to hold loans on a long-term basis would subject us to credit risks associated with the borrowers to whom the loans are extended, would negatively affect our liquidity and could require us to use additional capital resources to finance the loans that TMHF is extending. In addition, although mortgage lenders under the mortgage warehouse facilities TMHF currently uses to finance our lending operations normally purchase our mortgages within approximately 20-30 days of origination, if such mortgage lenders default under these warehouse facilities TMHF would be required to fund the mortgages then in the pipeline. In such case, amounts available under our Revolving Credit Facility (as defined below) and cash from operations may not be sufficient to allow TMHF to provide financing required by our business during these times, and our ability to originate and sell mortgage loans at competitive prices could be limited, which could negatively affect our business. Further, an obligation to commit our own funds to long-term investments in mortgage loans could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.

Our financial services businesses may also be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties made to secondary market purchasers that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. Accordingly, mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. If, due to higher costs, reduced liquidity, residential consumer loan putback demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, TMHF is unable to make loan products available to our homebuyers, our home sales and financial services results of operations may be adversely affected.

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

Our financial services and title services businesses may be adversely affected by changes in governmental regulation.

Changes in governmental regulation with respect to mortgage lenders and title service providers could adversely affect the financial results of this portion of our business. Our financial services businesses are subject to numerous federal, state and local laws and regulations, including with respect to originating, processing, selling and servicing mortgage loans, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. In addition, our title insurance operations are also subject to applicable insurance and banking laws and regulations as well as government audits, examinations and investigations, all of which may limit our ability to provide title services to potential purchasers.

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. In addition, there have been numerous changes and proposed changes in regulations affecting the financial services industry as a result of the 2008 housing downturn. For example, in July 2010, the Dodd-Frank Act was enacted. Among other things, this legislation provides for minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. In January 2013, the Consumer Financial Protection Bureau (“CFPB”)

proposed a number of new rules that became effective in January 2014, including but not limited to rules regarding the creation and definition of a “Qualified Mortgage,” rules for lender practices regarding assessing borrowers’ ability to repay and limitations on certain fees and incentive arrangements. In October 2015, the CFPB’s new Truth in Lending - Real Estate Settlement Procedures Act (TILA-RESPA) Integrated Disclosure Rule became effective. This rule implemented additional disclosure timeline requirements and fee tolerances. The effects of these rules could affect the availability and cost of mortgage credit, negatively impact closing timelines and the delivery of homes and adversely affect the costs and financial results of financial services and homebuilding companies. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

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

We have significant deferred tax assets, including net operating losses that could be used to offset earnings and reduce the amount of taxes we are required to pay. Our ability to use net operating losses to offset earnings is dependent on a number of factors, including applicable rules relating to the permitted carry back period for offsetting certain net operating losses against prior period earnings and the timing and amount of future taxable income. If we are unable to use our net operating losses, we may have to record charges to reduce our deferred tax assets, which could have an adverse effect on our results of operations. In addition, as a result of the reduction in the corporate tax rates under the Tax Act, we experienced a $57.4 million reduction in our deferred tax assets, and our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $145.1 million as of December 31, 2018.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events, catastrophic storms, other severe weather or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. These cost increases may have an adverse effect on our operating margin and results of operations. Additionally, we may be unable to pass increases in construction costs on to our customers who may have already entered into purchase contracts. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

We have significant operations in certain geographic areas, which subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.

Our operations are concentrated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, South Carolina and Texas. Some or all of these regions could be affected by:

•	severe weather;

•	natural disasters;

•	climate change;

•	shortages in the availability or increased costs in obtaining land, equipment, labor or building supplies;

•	unemployment;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.

Due to the concentrated nature of our operations, negative factors affecting one or a number of these geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. For example, we operate in a number of locations that were adversely impacted by severe weather conditions as a result of hurricanes in 2017 and 2018. As a result, our divisional operations in Houston and certain areas of Florida and our Carolina markets experienced closures, disruptions and delays. To the extent that regions in which our business is concentrated are impacted by an adverse event, we could be disproportionately affected compared to companies whose operations are less geographically concentrated.

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

In addition, breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, homebuyers, mortgage loan borrowers and business partners, requiring us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our reputation, business, financial condition and results of operations. In addition, if third-party lenders mishandle our homebuyers’ financial information, including due to a data security breach of their systems, the negative impacts on our homebuyers, or negative publicity arising from any such incidents, could create, among other things, associated exposure to us with respect to claims for damages, regulatory penalties and/or reputational harm. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time. In addition, the costs of maintaining adequate protection, including insurance protection, against such threats, as they develop in the future (or as legal requirements related to data security increase) are expected to continue to increase and could be material.

We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. These security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

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

Acquisitions, including our recent acquisition of AV Homes, Inc., can result in dilution to existing stockholders if we issue our common stock as consideration, or reduce our liquidity if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments will increase during a cyclical housing downturn when our profitability may decline.

We cannot guarantee that we will be able to successfully integrate AV Homes or any company or business that we might acquire in the future, and our failure to do so could harm our current business. In addition, we may not realize the anticipated benefits of these transactions and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties (and indemnities, where applicable,) in the case of acquisitions, significant liabilities may not be identified in due diligence or may come to light after the expiry of warranty or indemnity periods. Additionally, in the case of disposals, while we would seek to limit our ongoing exposure, for example, through liability caps and time limits on warranties and indemnities, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and operating results. We may not able to manage the risks associated with these transactions and the effects of such transactions, which may materially and adversely affect our business, financial condition and operating results.

Dispositions have their own risks associated with the separation of operations and personnel, the potential provision transition services and the allocation of management resources. Dispositions may also result in lost synergies that could negatively impact our balance sheet, income statement and cash flows.

We have defined benefit and defined contribution pension schemes to which we may be required to increase our contributions to fund deficits.

We provide retirement benefits for former and certain of our current employees through a number of defined benefit and defined contribution pension schemes. Certain of these plans are no longer available to new employees. As of December 31, 2018, we had an unfunded status of $7.9 million in our defined benefit pension plans. This deficit may increase, and we may be required to increase contributions to our plans in the future, which may materially and adversely affect our liquidity and financial condition.

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

Ownership or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.

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

The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements may be imposed on homebuilders in the future. In addition, violations of environmental laws and regulations can result in injunctions, civil penalties, remediation expenses and other costs. Further, some environmental laws impose strict liability, which means that we may be held liable for unlawful environmental conditions on property we own, or previously owned, which we did not create.

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

Unfavorable media or investor and analyst reports related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid or protest brands that receive bad press or negative reviews. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites, “tweets”, blogs and other digital platforms. Our success in maintaining and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business. Customers and other interested parties could act on such information without further investigation and without regard to its accuracy. Accordingly, we could suffer immediate harm without affording us an opportunity for redress or correction. Any such negative publicity may result in a decrease in our operating results.

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

As of December 31, 2018, we had $442.2 million of debt maturing in the next 12 months. We believe we can meet this and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if industry or economic conditions deteriorate. The future effects on our business, liquidity and financial results of these conditions could be adverse, both in the ways described above and in other ways that we do not currently foresee.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

We have a substantial amount of debt. As of December 31, 2018, the total principal amount of our debt (including $130.4 million of indebtedness of TMHF) was $2.2 billion. Our substantial debt could have important consequences for the holders of our common stock, including:

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

•
requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of interest on our debt thus reducing our ability to use our cash flows to fund working capital, capital expenditures, land acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.

We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our Revolving Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot ensure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations, to fund acquisitions, or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot ensure that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2018, the lease on this facility covered a space of approximately 27,000 square feet and expires in April 2023. We have approximately 34 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Business Strategy — Land and Development Strategies.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Given the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Class A Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 20, 2019, the Company had 2,024 holders of record of our Class A Common Stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Class A Common Stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2013, in the Class A Common Stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding Index from December 31, 2013 to December 31, 2018

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
TMHC	$100.00	$81.99	$69.44	$83.59	$106.21	$70.82
S&P 500	100.00	129.68	128.73	141.01	168.39	135.63
S&P Homebuilding Index	100.00	116.13	116.06	114.94	150.29	97.66

Dividends

We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. TMHC has not previously declared or paid any cash dividends on its common stock.

Issuer Purchases of Equity Securities

The Company's stock repurchase program, established on November 5, 2014, allows for repurchases of the Company's Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. Our Board of Directors can increase the amount available for repurchase under the program or extend the program. On November 21, 2018, our Board of Directors authorized an increase in the amount available for repurchases under the program by an additional $100 million and an extension of the program through December 31, 2019.

During the three months ended December 31, 2018, we repurchased the following number of our Class A Common Stock:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
				(in thousands)
October 1 to October 31, 2018	2,862,235	16.25	5,911,492	$49,705
November 1 to November 30, 2018	2,986,571	16.22	8,898,063	$101,285
December 1 to December 31, 2018	2,656,021	16.55	11,554,084	$57,435
Total	8,504,827

During the years ended December 31, 2018 and 2017, there were an aggregate of 8,504,827 and 195,824 shares of Class A Common repurchased, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating data at and for each of the five fiscal years ending December 31, 2018. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Statements of Operations Data:
Total revenue	$4,227,393	$3,885,290	$3,550,029	$2,976,820	$2,708,432
Gross margin	738,193	738,929	680,279	567,915	566,246
Income tax provision (1)	63,036	179,006	107,643	90,001	76,395
Net income from continuing operations	210,480	176,650	206,563	170,986	225,599
Income from discontinued operations – net of tax	—	—	—	58,059	41,902
Net income before allocation to non-controlling interests	210,480	176,650	206,563	229,045	267,501
Net (income) / loss attributable to non-controlling interests – joint ventures	(533)	(430)	(1,294)	(1,681)	(1,648)
Net income before non-controlling interests – Principal Equityholders	209,947	176,220	205,269	227,364	265,853
Net (income) / loss from continuing operations attributable to non-controlling interests – Former Principal Equityholders	(3,583)	(85,000)	(152,653)	(123,909)	(163,790)
Net income from discontinued operations attributable to non-controlling interests – Former Principal Equityholders	—	—	—	(42,406)	(30,594)
Net income available to Taylor Morrison Home Corporation	$206,364	$91,220	$52,616	$61,049	$71,469
Earnings per common share:
Basic
Income from continuing operations	$1.85	$1.47	$1.69	$1.38	$1.83
Discontinued operations – net of tax	—	—	—	0.47	0.34
Net income available to Taylor Morrison Home Corporation (1)	$1.85	$1.47	$1.69	$1.85	$2.17
Diluted
Income from continuing operations	$1.83	$1.47	$1.69	$1.38	$1.83
Discontinued operations – net of tax	—	—	—	0.47	0.34
Net income available to Taylor Morrison Home Corporation (1)	$1.83	$1.47	$1.69	$1.85	$2.17
Weighted average number of shares of common stock:
Basic	111,743	62,061	31,084	33,063	32,937
Diluted	115,119	120,915	120,832	122,384	122,313
(1) 2017 income tax provision and earnings per common share data include impacts of the Tax Cuts and Jobs Act which is an aggregate of $61.0 million expense. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents (1)	$329,645	$573,925	$300,179	$126,188	$234,217
Real estate inventory	3,980,565	2,959,236	3,017,219	3,126,787	2,518,321
Total assets	5,264,441	4,325,893	4,220,926	4,122,447	4,111,798
Total debt	2,209,596	1,498,062	1,586,533	1,668,425	1,715,791
Total stockholders’ equity	2,418,735	2,346,545	2,160,202	1,972,677	1,777,161

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Operating Data:
Average active selling communities	307	297	309	259	206
Net sales orders (units)	8,400	8,397	7,504	6,681	5,728
Home closings (units)	8,760	8,032	7,369	6,311	5,642
Average sales price of homes closed	$470	$473	$465	$458	$464
Backlog value at end of period	$2,079,569	$1,702,071	$1,531,910	$1,392,973	$1,099,767
Backlog units at end of period	4,158	3,496	3,131	2,932	2,252
(1) Excludes restricted cash.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, South Carolina and Texas. We serve a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult buyers, building single and multi family attached and detached homes. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Sacramento, and Southern California
Financial Services	TMHF and Inspired Title

2018 Highlights and Recent Developments

Our financial and operational highlights for the year ended December 31, 2018 and recent developments subsequent to the year end are summarized below:

Financial:

•	In January 2018, we completed our final series of public offerings and repurchases of our Class A common Stock from TPG and Oaktree, resulting in a fully floated public company.

•
On January 26, 2018 we amended the maturity date of our Revolving Credit Facility from April 2019 to January 2022 allowing incremental financial flexibility. On June 29, 2018, we further amended the Revolving Credit Facility to increase the borrowing capacity to $600.0 million.

•
We generated $4.2 billion in total revenue and $4.1 billion in home closings revenue for the year ended December 31, 2018, increases of 8.8% and 8.3%, respectively, compared to the prior year's total revenue and home closings revenue.

•
Net income before allocation to non-controlling interest and diluted earnings per share for the year ended December 31, 2018 was $210.5 million and $1.83 compared to $176.7 million and $1.47 for the year ended December 31, 2017.

•
Adjusting for the effects of significant and unusual items(1), net income before allocation to non-controlling interest and diluted earnings per share for the year ended December 31, 2018 was $305.5 million and $2.65, respectively.

•	On October 2, 2018 we completed the Acquisition of AV Homes for total consideration of $534.9 million.

•
On October 2, 2018, we entered into a 364-Day Credit agreement and borrowed $200.0 million to facilitate the Acquisition. In addition, we assumed AV Homes' senior notes due 2022 in the principal amount of $400.0 million.

•	On October 26, 2018, we completed a holding company reorganization in order to simplify our capital and tax structure and increase our operational flexibility.

•
On November 21, 2018, our Board of Directors authorized an increase in the amount available for repurchases under our stock repurchase program by an additional $100 million and extension of the program authorization until December 31, 2019. As of February 11, 2019, we had repurchased an aggregate of 11.7 million shares of Class A Common Stock in open market purchases which excludes shares repurchased from our Former Principal Equityholders.

Operational

•	During 2018, our operations were located in nine states with 307 average active communities.

•	We closed 9.1% more homes during 2018 compared to 2017.

•	Average sales price of homes closed was $470,000 for the year ended December 31, 2018.

•	We ended 2018 with $2.1 billion in sales order backlog.

•	At December 31, 2018, we owned and controlled approximately 57,000 lots.

•	For the last four consecutive years, we were awarded America’s Most Trusted Home Builder® by Lifestory Research.

•	We were recognized and awarded as one of the Best Places to Work by Glassdoor.
(1)Significant and unusual items for the year ended December 31, 2018 primarily consist of corporate reorganization costs as described above in addition to acquisition-related costs which include investment banking fees, severance, compensation and legal fees. Significant and unusual items also consists of costs and expenses related to the impacts of purchase accounting from the Acquisition and incremental warranty and impairment charges.

Industry Overview and Business Strategy

We believe the housing market continues to be driven by certain positive economic and demographic factors, including decreasing unemployment, strong home values, improving household balance sheets, declines in new and existing for-sale home inventory and interest rates which continue to remain low in comparison to historic rates. While we were encouraged by certain positive and improved trends during recent years, several challenges still exist, such as lingering under employment concerns, stagnation in real wages and real or perceived personal wealth, national and global economic uncertainty and uncertainty around the interest rate environment. We are additionally challenged by shortages in the labor supply, specifically as it relates to qualified tradespeople, and volatility in energy prices. Nevertheless, we believe we are in a relatively stable business cycle.

Our approach in allocating capital and managing our land portfolio has been to acquire assets that have attractive characteristics, including good access to schools, shopping, recreation and transportation facilities. In connection with our overall land inventory management and investment process, our management team reviews these considerations, as well as other financial metrics, in order to decide the highest and best use of our capital.

We intend to maintain a consistent approach to land positioning within our regions, markets and communities in the foreseeable future in an effort to concentrate a greater amount of our land inventory in attractive areas. We also intend to continue to combine our land development expertise with our homebuilding operations to increase the flexibility of our business and to optimize our margin performance. From time to time, we may sell land in our communities if we believe it is best for our overall strategy and operations. We do not expect such sales to have a significant effect on our overall results, but they may impact our overall gross margins.

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our historical consolidated financial statements included elsewhere in this Annual Report. The primary factors that affect the comparability of our results of operations are the impacts of the Acquisition, transaction and corporate reorganization expenses, impairment and warranty charges, and Tax Act.

On October 2, 2018 we completed the Acquisition and incurred costs and expenses which primarily consist of investment banking fees, severance, compensation, and legal fees, among other items. For the year ended December 31, 2018, we recognized $30.8 million of such unusual costs and expenses in transaction and corporate reorganization expenses on the Consolidated Statement of Operations. In addition, our homebuilding gross margin was impacted by purchase accounting. For the year ended December 31, 2018 we recognized a favorable adjustment in fair value for $5.4 million in Cost of home closings on the Consolidated Statement of Operations. For the year ended December 31, 2017, we did not incur or recognize transaction and corporate reorganization expenses or adjustments to the fair value of inventory.

On October 26, 2018, in connection with our corporate reorganization, all assets remaining in our Canadian subsidiary were contributed to a subsidiary in the United States. As a result, $20.1 million of unrecognized Accumulated other comprehensive loss on foreign currency translation was recognized as a component of Transaction and corporate reorganization expenses on the Consolidated Statement of Operations. In addition, we recognized $15.3 million in non-resident Canadian withholding taxes from the Canada Unwind in Income tax provision for the year ended December 31, 2018. For the year ended December 31, 2017, we did not incur or recognize corporate reorganization expenses or taxes associated with such reorganization.

As of December 31, 2018 we recognized an incremental $39.3 million warranty charge in our Central region. For the year ended December 31, 2017, we did not incur or recognize such warranty charge. Although we believe we have identified substantially all homes impacted by the repair issue, it is reasonably possible that the estimated liability will change as a result of our evaluation of potential changes in the estimated repair costs and the number of homes impacted.

During 2017, the Tax Cuts and Jobs Act legislation was enacted which made comprehensive reforms to the United States tax code, including a decrease to the corporate statutory tax rate from 35% to 21%, and a mandatory deemed repatriation tax of foreign earnings at a reduced rate, that may be payable over eight years. Our effective tax rate for the year ending December 31, 2017 includes one-time tax expense charges of $57.4 million to account for the lower tax rate impact to our existing deferred tax assets and $3.6 million for the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian operations in 2015.

In addition to the impact of the matters discussed in the Risk Factors listed in Item 1A of this Annual Report, our future results could differ materially from our historical results due to these changes.

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report relating to “adjusted net income,” “adjusted earnings per share,” “adjusted income before income taxes,” “net homebuilding debt to total capitalization ratio,” and “adjusted home closings gross margin.”

Adjusted net income (basic and diluted) and adjusted earnings per common share (basic and diluted) reflect the net income available to the Company excluding the impact of: significant and unusual transactions, transaction and corporate reorganization expenses, and the tax impact due to such items; the tax reform impact due to the revaluation of deferred assets and liabilities and due to the mandatory deemed repatriation of foreign earnings; and resulting adjustments to non-controlling interest. Adjusted income before income taxes reflects our income before income taxes excluding the impact of significant and unusual transactions and transaction and corporate reorganization expenses related to our acquisition of AV Homes and our internal corporate reorganization. Adjusted home closings gross margin is calculated based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding impairments (if any), warranty charges (if any) and purchase accounting adjustments. We calculate net homebuilding debt to capitalization ratio by dividing (i) total debt, less unamortized debt issuance costs and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders' equity).
Management uses all of these non-GAAP measures to evaluate our operational and economic performance and to set targets for performance-based compensation on a consolidated basis to compare to prior years which did not include such items. We believe that adjusted net income, adjusted earnings per share and adjusted income before income taxes are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because each assists both investors and management in analyzing and benchmarking the performance and value of our business. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of impairment charges, certain warranty charges, and purchase accounting adjustments. We also use the ratio of net homebuilding debt to capitalization as an indicator of overall leverage and to evaluate our performance against other companies in the homebuilding industry. Because we use the ratio of net homebuilding debt to capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. These measures are considered non-GAAP financial measures and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures as a measure of our operating performance.

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

Revenue Recognition

In January 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”), which provides new guidance for revenue recognition, and elected to use the modified retrospective approach to account for prior periods. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

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

Amenity and other revenue
As a result of the Acquisition, we own and operate certain amenities, which require us to provide members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from our members, which are billed on a monthly basis. Revenue from our golf club operations are also included in amenity revenue.

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

We assess the recoverability of our land inventory in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate such project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is reflected in Real estate not owned with a corresponding liability in Liabilities attributable to real estate not owned in the Consolidated Balance Sheets.

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

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. As a result of the Tax Act enacted on December 22, 2017, we have recorded a material charge to earnings in the period ending December 31, 2017. See Note 12 - Income Taxes to the Consolidated Financial Statements for additional details.

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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands, except per share information)	2018	2017	2016
Statements of Operations Data:
Home closings revenue, net	$4,115,216	$3,799,061	$3,425,521
Land closings revenue	39,901	17,093	64,553
Financial services revenue	67,758	69,136	59,955
Amenity and other revenue	4,518	—	—
Total revenue	$4,227,393	$3,885,290	$3,550,029
Cost of home closings	3,410,853	3,092,704	2,801,739
Cost of land closings	33,458	12,005	35,912
Financial services expenses	41,469	41,652	32,099
Amenity and other expenses	3,420	—	—
Total cost of revenues	$3,489,200	$3,146,361	$2,869,750
Gross margin	738,193	738,929	680,279
Sales, commissions and other marketing costs	278,455	259,663	239,556
General and administrative expenses	138,488	130,777	122,207
Equity in income of unconsolidated entities	(13,332)	(8,846)	(7,453)
Interest income, net	(1,639)	(577)	(184)
Other expense, net	11,816	2,256	11,947
Transaction and corporate reorganization expenses	50,889	—	—
Income before income taxes	$273,516	$355,656	$314,206
Income tax provision	63,036	179,006	107,643
Net income before allocation to non-controlling interests	$210,480	$176,650	$206,563
Net income attributable to non-controlling interests – joint ventures	(533)	(430)	(1,294)
Net income before non-controlling interests – Former Principal Equityholders	$209,947	$176,220	$205,269
Net income from continuing operations attributable to non-controlling interests – Former Principal Equityholders	(3,583)	(85,000)	(152,653)
Net income available to Taylor Morrison Home Corporation	$206,364	$91,220	$52,616
Home closings gross margin	17.1%	18.6%	18.2%
Interest amortized to cost of home closings	$82,422	$94,859	$90,851
Average sales price per home closed	$470	$473	$465
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.8%	6.8%	7.0%
General and administrative expenses as a percentage of home closings revenue, net	3.4%	3.4%	3.6%
Effective tax rate	23.0%	50.3%	34.3%
Earnings per common share -
Income from continuing operations - Basic	$1.85	$1.47	$1.69
Income from continuing operations - Diluted	$1.83	$1.47	$1.69

Non-GAAP Measures

The following table sets forth our results of operations as adjusted for significant and unusual items, transaction and corporate reorganization expenses, and the impact of tax reform for the periods presented (See - “Non-GAAP Measures” above):

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Income before income taxes	$273,516	$355,656	$314,206
Significant and unusual items(1)	44,700	—	—
Transaction and corporate reorganization expenses(2)	50,889	—	—
Adjusted income before income taxes	$369,105	$355,656	$314,206

Net income available to TMHC	$206,364	$91,220	$52,616
Significant and unusual items(1)	44,700	—	—
Transaction and corporate reorganization expenses(2)	50,889	—	—
Tax impact due to significant and unusual items and corporate reorganization expenses	(571)	—	—
Tax reform impact due to the revaluation of deferred assets and liabilities	—	57,425	—
Tax reform impact due to the mandatory deemed repatriation of foreign earnings	—	3,553	—
Adjustments to non-controlling interest - Former Principal Equityholders	(1,622)	(29,341)	$—
Adjusted net income - Basic	$299,760	$122,857	$52,616

Basic weighted average shares	111,743	62,061	31,084
Adjusted earnings per common share - Basic	$2.68	$1.98	$1.69

Net income available to TMHC	$206,364	$91,220	$52,616
Net income attributable to non-controlling interests - Former Principal Equityholders	3,583	85,000	152,653
Loss fully attributable to public holding company	540	3,128	211
Net income - Diluted	210,487	179,348	205,480
Significant and unusual items	44,700	—	—
Transaction and corporate reorganization expense	50,889	—	—
Tax impact due to significant and unusual items and corporate reorganization expenses	(571)	—	—
Tax reform impact due to the revaluation of deferred assets and liabilities	—	57,425	—
Tax reform impact due to the mandatory deemed repatriation of foreign earnings	—	3,553	—
Adjusted net income - Diluted	$305,505	$240,326	$205,480

Diluted weighted average shares	115,119	120,915	120,832
Adjusted earnings per common share - Diluted	$2.65	$1.98	$1.69
(1)Significant and unusual transactions include the impacts of purchase accounting from the Acquisition, an incremental warranty charge and inventory impairment.
(2) Transaction and corporate reorganization expenses consist of all costs, excluding taxes, associated with the corporate reorganization and Canada Unwind in addition to Acquisition related costs, which include investment banking fees, severance, compensation and legal fees.

The following table sets forth a reconciliation of our net homebuilding debt to capitalization ratio (See - “Non-GAAP Measures” above):

(Dollars in thousands)	As of December 31, 2018
Total debt	$2,209,596
Less unamortized debt issuance premium, net	3,746
Less mortgage warehouse borrowings	130,353
Total homebuilding debt	$2,075,497
Less cash and cash equivalents	329,645
Net homebuilding debt	$1,745,852
Total equity	2,418,735
Total capitalization	$4,164,587

Net homebuilding debt to capitalization ratio	41.9%

See also “ - Segment Home Closings Gross Margin” for the reconciliation of adjusted home closings gross margin.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Average Active Selling Communities

	Year Ended December 31,
	2018	2017	Change
East	134	130	3.1%
Central	121	117	3.4
West	52	50	4.0
Total	307	297	3.4%

Average active selling communities for the year ended December 31, 2018 increased by 3.4% when compared to the same period in the prior year is primarily due to the acquisition of AV Homes, resulting in additional communities across all regions.

Net Sales Orders(1)

	Year Ended December 31,
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	3,471	3,766	(7.8)%	$1,438,757	$1,470,063	(2.1)%	$415	$390	6.4%
Central	2,697	2,391	12.8	1,300,630	1,124,273	15.7	482	470	2.6
West	2,232	2,240	(0.4)	1,356,634	1,335,015	1.6	608	596	2.0
Total	8,400	8,397	—%	$4,096,021	$3,929,351	4.2%	$488	$468	4.3%

(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:

The average selling price of net sales orders increased by 6.4%, while the number of net homes sold decreased by 7.8% in 2018 as compared to 2017. Product and geographic mix among all divisions within the region contributed to the overall increase in average selling prices. The decrease in net sales orders was due to a lower sales pace for the region in the current year.

Central:

The number of net homes sold and sales value of homes increased by 12.8% and 15.7%, respectively, in 2018 as compared to 2017. A significant portion of the increase in units and sales value is driven by our Houston market, which was negatively impacted in the prior year as a result of Hurricane Harvey which occurred during the third quarter of 2017. Other markets within this region continue to strengthen their performance and contributed to the overall increase in units and dollars for the segment.

West:

The average selling price of net sales orders increased by 2.0% while the number of homes sold remained relatively flat for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Strong demand combined with reduced supply in our Northern California markets drove the overall increase in average selling prices for the region.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2018	2017
East	12.0%	10.5%
Central	13.6	12.9
West	14.2	12.3
Total Company	13.1%	11.7%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was driven by our West region due to various factors including affordability challenges in our California markets.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	1,638	1,513	8.3%	$724,564	$634,949	14.1%	$442	$420	5.2%
Central	1,420	1,051	35.1	731,795	532,583	37.4	515	507	1.6
West	1,100	932	18.0	623,210	534,539	16.6	567	574	(1.2)
Total	4,158	3,496	18.9%	$2,079,569	$1,702,071	22.2%	$500	$487	2.7%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value increased by 18.9% and 22.2% at December 31, 2018 compared to December 31, 2017, respectively. The increase in backlog units and total sales value is primarily due to an increase in net sales orders as a result of our acquisition of AV Homes and obtaining the backlog of homes sold by AV Homes prior to the acquisition.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2018	2017	Change	2018	2017	Change	2018	2017	Change
East	4,061	3,473	16.9%	$1,643,152	$1,377,566	19.3%	$405	$397	2.0%
Central	2,380	2,298	3.6	1,126,446	1,102,189	2.2	473	480	(1.5)
West	2,319	2,261	2.6	1,345,618	1,319,306	2.0	580	584	(0.7)
Total	8,760	8,032	9.1%	$4,115,216	$3,799,061	8.3%	$470	$473	(0.6)%

East:

The number of homes closed and home closings revenue, net increased by 16.9% and 19.3%, respectively, for 2018 as compared to 2017. The increases were primarily due to the acquired divisions of AV Homes. In addition, a number of closings were shifted from the prior year into the current year as a result of Hurricane Irma that occurred in late 2017.

Central:

The number of homes closed and home closings revenue, net increased by 3.6% and 2.2%, respectively, for 2018 as compared to 2017. The increase in units was partially a result of the expansion of our Taylor Morrison brand in our Dallas market, leading to an increase in the number of communities and home closings in the current year compared to the prior year. Our acquisition of AV Homes also contributed to the increase in homes closed in the region.

West:

The number of homes closed and home closings revenue, net increased by 2.6% and 2.0%, respectively, for 2018 as compared to the 2017. The increases were primarily due to the acquisition of AV Homes, resulting in higher closings in our Phoenix market in the current year than in the prior year.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2018	2017	Change
East	$18,753	$6,298	$12,455
Central	13,176	10,795	2,381
West	7,972	—	7,972
Total	$39,901	$17,093	$22,808

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities. Land closings revenue was $39.9 million and $17.1 million, respectively, for the years ended December 31, 2018 and 2017. The increase in land closings revenue in the West region was due to the sale of certain long-term strategic assets in the current year.

Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2018	2017	Change
East	$4,518	$—	$4,518
Central	—	—	—
West	—	—	—
Total	$4,518	$—	$4,518

As a result of the Acquisition of AV Homes, our East region includes communities which operate certain amenities such as community and golf clubs. We provide members access to the amenity facilities in exchange for club dues. We do not own or operate significant amenity facilities in our Central or West regions.

Segment Home Closings Gross Margins

The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin (see “non-GAAP Measures” above).

	East		Central		West		Total
	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Home closings revenue, net	$1,643,152	$1,377,566	$1,126,446	$1,102,189	$1,345,618	$1,319,306	$4,115,216	$3,799,061
Cost of home closings	1,364,027	1,094,475	969,215	899,260	1,077,611	1,098,969	3,410,853	3,092,704
Home closings gross margin	$279,125	$283,091	$157,231	$202,929	$268,007	$220,337	$704,363	$706,357
Inventory impairment	8,486	—	—	—	1,145	—	9,631	—
Warranty charge	—	—	39,333	—	—	—	39,333	—
Purchase accounting adjustments	(1,508)	—	(1,303)	—	(2,667)	—	(5,478)	—
Adjusted home closings gross margin	$286,103	$283,091	$195,261	$202,929	$266,485	$220,337	$747,849	$706,357
Home closings gross margin as a percentage of home closings revenue	17.0%	20.6%	14.0%	18.4%	19.9%	16.7%	17.1%	18.6%
Adjusted home closings gross margin as a percentage of home closings revenue	17.4%	20.6%	17.3%	18.4%	19.8%	16.7%	18.2%	18.6%

East:

Home closings gross margin percentage decreased to 17.0% from 20.6% for the year ended December 31, 2018 compared to the prior year, primarily as a result of product and geographic mix contributing to higher land and development costs in the current year. In addition, we recognized approximately $8.5 million in inventory impairment charges in the current year that negatively impacted our home closings gross margin by 52 basis points in the East region.

Central:

Home closings gross margin percentage decreased to 14.0% from 18.4% for the year ended December 31, 2018 compared to the prior year. The primary driver for the decrease relates to a warranty charge recorded in the fourth quarter. In addition, geographical mix within the region further contributed to the overall decrease for 2018.

West:

Home closings gross margin percentage increased to 19.9% from 16.7% for the year ended December 31, 2018 compared to the prior year. The increase was partially due to product mix contributing to higher average selling prices during the current year. In addition, home closings in the prior year had higher land and development costs due geographic mix resulting in lower margins.

Financial Services

Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(In thousands, except the number of loan originations)	2018	2017	Change
Financial services revenue	$57,242	$60,830	(5.9)%
Financial services revenue - Other	2,349	1,755	33.8%
Title services revenue	8,167	6,551	24.7%
Total financial services revenue	67,758	69,136	(2.0)%
Financial services equity in income of unconsolidated entities	5,316	5,965	(10.9)%
Total income	73,074	75,101	(2.7)%
Financial services expenses	41,469	41,652	(0.4)%
Financial services income before income taxes	$31,605	$33,449	(5.5)%
Total originations:
Loans	4,471	4,668	(4.2)%
Principal	$1,557,367	$1,590,488	(2.1)%

	Year Ended December 31,
	2018	2017
Supplemental data:
Average FICO score	747	745
Funded origination breakdown:
Government (FHA, VA, USDA)	16%	18%
Other agency	69%	66%
Total agency	85%	84%
Non-agency	15%	16%
Total funded originations	100%	100%

Financial services revenue decreased by 2.0% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in the current year compared to the prior year was primarily the result of increased financial sector competition impacting pricing and a devaluation of our open pipeline due to rising interest rates, partially offset by an increase in title services revenue driven by the expansion of our title services to North and South Carolina.

Sales, Commissions and Other Marketing Costs

Sales commissions and other marketing costs, as a percentage of home closings revenue, remained flat for the years ended December 31, 2018 and 2017 due to sustained leverage as a result of previous process efficiencies we made in our sales and marketing functions.

General and Administrative Expenses

General and administrative expenses, as a percentage of home closings revenue, remained flat for the years ended December 31, 2018 and 2017, attributable our efforts to utilize our scalable platform, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $13.3 million and $8.8 million for the years ended December 31, 2018 and 2017, respectively. The change was primarily due to an increase in closings in our homebuilding unconsolidated joint ventures as they mature in their life cycle.

Interest Income, net

Interest income, net was $1.6 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, net

Other expense, net for the year ended December 31, 2018 and 2017 was $11.8 million and $2.3 million, respectively. The current year balance included higher pre-acquisition costs on abandoned land projects and higher captive insurance claims than in the prior year.

Transaction and corporate reorganization expenses

Transaction and corporate reorganization expenses in the current year was comprised of approximately $30.8 million in Acquisition related costs, which include investment banking fees, severance, compensation and legal fees. In addition, the recognition of approximately $20.1 million of realized foreign currency losses from the Canada Unwind were also included in transaction and corporate reorganization expenses.

Income Tax Provision
Our effective tax rate was 23.0% and 50.3% for the years ended December 31, 2018 and December 31, 2017, respectively. The effective tax rate for the year ended December 31, 2018 was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% as a result of the Tax Act, the relevant provisions of which became effective on January 1, 2018. The 2017 effective tax rate was unfavorably impacted by the Tax Act, primarily due to the revaluation of existing deferred tax assets and the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015.

Net Income

Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2018 was $210.5 million and $1.83, respectively. Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2017 was $176.7 million and $1.47, respectively. The increase in net income and diluted earnings per share from the prior year is primarily attributable to higher home closings revenue, net as a result of an increase in the number of homes closed, as well as a decrease in our income tax provision due to a lower effective tax rate for the year ended December 31, 2018 compared to the prior year.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Average Active Selling Communities

	Year Ended December 31,
	2017	2016	Change
East	130	129	0.8%
Central	117	117	—
West	50	63	(20.6)
Total	297	309	(3.9)%

Average active selling communities for the year ended December 31, 2017 decreased by 3.9% when compared to the same period in 2016, primarily driven by the West region which experienced higher sales orders in the first half of 2017 resulting in an increase in the number of community close outs. The slight decrease in average active communities aligns with our focus for growth to be primarily driven by improving sales volume rather than only increasing average active communities.

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

Central:

The number of net homes sold and sales value of homes increased by 15.2% and 15.0%, respectively, in 2017 as compared to 2016. A significant portion of the increase in units and sales value is driven by our Houston market which has shown improvements from the past two years' soft economic environment, despite the impacts of Hurricane Harvey which occurred during the third quarter of 2017. Other markets within this region continue to strengthen their performance in 2017 compared to 2016 and contributed to the overall increase in units and dollars for the segment as well.

West:

The average selling price increased by 5.7% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The markets in this region showed continued strength as evidenced by a 24.3% increase in sales pace. In 2017, we increased our focus on turn times and combined with our limited product availability as a result of the increase in the number of community close outs, the number of net homes sold decreased slightly in 2017 compared to 2016. The value of the net sales orders increased by 4.2% for the year ended December 31, 2017 compared to the same period in the prior year.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2017	2016
East	10.5%	12.1%
Central	12.9	15.5
West	12.3	13.7
Total Company	11.7%	13.6%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

Favorable market conditions coupled with increased demand for new housing has led to lower cancellation rates across all of our regions for the year ended December 31, 2017. In addition, our use of prequalification criteria through TMHF and robust earnest money deposits helped us manage our cancellation rate across the Company compared to 2016.

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

Central:

The number of homes closed and home closings revenue, net remained relatively flat for the 2017 year as compared to the 2016 year primarily as a result of Hurricane Harvey, which affected the Houston market during the third quarter of 2017. As a result of the hurricane, some closings were pushed to future periods. Houston along with the other markets within the region continue to strengthen as noted by the increase in net sales orders as discussed above.

West:

The number of homes closed and home closings revenue, net increased by 3.7% and 9.4%, respectively, for 2017 as compared to 2016. The increases are primarily driven by higher net sales in the first half of the year as compared to the same period in the prior year in our Phoenix and Northern California markets. The 5.6% increase in average selling price is also driven by the Phoenix and Northern California markets as a result of strong consumer demand within these areas.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2017	2016	Change
East	$6,298	$21,043	$(14,745)
Central	10,795	29,753	(18,958)
West	—	13,757	(13,757)
Total	$17,093	$64,553	$(47,460)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities. Land closings revenue was $17.1 million and $64.6 million, respectively, for the years ended December 31, 2017 and 2016. The year ended December 31, 2016 was significantly higher as we were able to capitalize on certain market conditions relative to our long-term strategic assets. The sales for the year ended December 31, 2016 represent legacy land that we held for either appreciation or tax purposes.

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

East:

Home closings gross margin percentage increased to 20.6% from 20.2% for the year ended December 31, 2017 compared to 2016, primarily as a result of product and geographic mix. All divisions in the East experienced an increase in the number of homes closed and several of our markets also experienced an increase in the average sales price, which led to an increase in home closings gross margin. However, certain markets within the region experienced an increase in land development cost which partially offset the increase in home closings revenue net, causing a moderate increase in home closings gross margin percent.

Central:

Home closings gross margin percentage increased to 18.4% from 18.0% for the year ended December 31, 2017 compared to 2016. Several markets within the Central region experienced a decrease in construction costs and an increase in rebates from our regional and national vendor program. The net decrease in costs of home closings partially contributed to the increase in home closings gross margin percentage. In addition, geographical mix within the region further contributed to the overall increase for 2017.

West:

Home closings gross margin percentage increased to 16.7% from 16.6% for the years ended December 31, 2017 compared to 2016. Several markets within this region experienced an increase in the number of homes closed, average sales price, and homes closing revenue, net. During 2017, we experienced efficiencies from procurement and operational enhancements, which also contributed to the increase in home closings gross margin. However, we also experienced an increase in land development costs of the homes closed in 2017 compared to those closed in 2016, which partially offset our enhancements.

Financial Services

Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title service through our subsidiary, Inspired Title. The following details the number of loans closed, net income per closed loan, the aggregate value, capture rate, and average FICO on our loans for the following periods:

	Closed Loans	Profit per Closed Loan (1)	Aggregate Loan Volume (in millions)	Capture Rate	Average FICO
December 31, 2017	4,668	$5,919	$1,590.5	75%	745
December 31, 2016	4,435	$5,441	$1,492.5	80%	743
(1) Excludes hedging gain/loss

Our net income per closed loan, excluding the derivative asset, increased for the year ended December 31, 2017 compared to 2016 in the prior year primarily due to the increase in the average loan amount which is a result of the increase in average selling price of homes closed.

Our mortgage capture rate represents the percentage of our homes sold to a home purchaser that utilized a mortgage and for which the borrower obtained such mortgage from TMHF or one of our preferred third party lenders. The decrease in our capture rate in 2017 versus 2016 is primarily due to increased competition for new home mortgages.

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

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $8.8 million and $7.5 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to the number of active unconsolidated joint ventures and the timing of openings. We had six unconsolidated joint ventures which were open and active for the full year ended December 31, 2017. For the year ended December 31, 2016, we had five unconsolidated joint ventures which were active all year with the sixth unconsolidated joint venture opening in the fourth quarter of 2016.

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

For the quarter ended December 31, 2017, we recorded an estimated income tax expense of $57.4 million to account for the lower tax rate impact to our existing deferred tax assets. In addition, we recorded an estimated $3.6 million charge related to the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian operations in 2015.

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

For the three months ended December 31, 2017, we recorded a discrete net tax expense of $61.0 million related to impacts related to the Tax Act. The net expense included $57.4 million expense related to the write-down of our existing deferred tax assets to reflect the newly enacted U.S. federal tax rate, in accordance with SAB 118. The provisional expense was the Company’s best estimate of the deferred tax asset write-down at December 31, 2017.
The net expense related to the Tax Act recorded during the period ended December 31, 2017, also included $3.6 million expense from the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. The Tax Act imposes a mandatory deemed repatriation tax on post-1986 earnings and profits (“E&P”) of certain foreign subsidiaries to their 10% U.S. shareholders (regardless of whether such E&P is distributed) at a rate of 15.5% for U.S. corporate shareholders to the extent E&P does not exceed the U.S. shareholder’s aggregate foreign cash position (as defined in the Tax Act) and 8% for E&P in excess of such cash position. The resulting tax may be payable over eight years. The mandatory tax is partially offset by foreign tax credits generated by cash taxes that our Canadian subsidiaries previously paid. To determine the amount of the foreign repatriation tax, we determined, in addition to other factors, the amount of E&P of the subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The provisional expense was the Company’s best estimate as of December 31, 2017 of the foreign repatriation tax at that time.
Our effective rate for both years was affected by a number of factors, the most significant of which included the Tax Act, state income taxes, the establishment of reserves for uncertain tax positions, adjustments to state net operating losses, changes in valuation allowances, and preferential treatment of certain deductions and energy credits relating to homebuilding activities.

Net Income

Net income and earnings per diluted share for the year ended December 31, 2017 was $176.7 million and $1.47, respectively. Net income from continuing operations and earnings per diluted share for the year ended December 31, 2016 was $206.6 million and $1.69, respectively. Adjusting for the tax reform impact, the increase in net income and earnings per share from the prior year is attributable to an increase in margin dollars as a result of the increase in both the number of homes closed and average selling price of homes closed.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility;

•	Our various series of Senior Notes;

•	Mortgage warehouse facilities;

•	Project-level real estate financing (including non-recourse loans);

•	Performance, payment and completion surety bonds, and letters of credit; and

•	Cash generated from operations.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations; and

•	Borrowings under our Revolving Credit Facility.

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the years ended December 31, 2018 and 2017 were land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, repurchase of Class A Common Stock, and the payment of various liabilities. In addition, all net proceeds from our equity offerings during 2018 and 2017, were used to purchase partnership units in New TMM along with shares of our Class B common stock, held by our Former Principal Equityholders. During the first quarter of 2018, capital was also used to purchase partnership units in New TMM shares and shares of our Class B Common Stock from TPG and Oaktree.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of December 31,
(Dollars in thousands)	2018	2017
Total Cash, excluding Restricted Cash	$329,645	$573,925
Total Revolving Credit Facility	600,000	500,000
Total 364-Day Credit Agreement	200,000	—
Letters of Credit Outstanding	(62,315)	(47,126)
Revolving Credit Facility Borrowings Outstanding	—	—
364-Day Credit Agreement Outstanding	(200,000)	—
Revolving Credit Facility Availability	537,685	452,874
Total Liquidity	$867,330	$1,026,799

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $135.6 million for the year ended December 31, 2018 compared to $386.2 million provided by operating activities for the year ended December 31, 2017. The decrease in cash provided by operating activities was primarily attributable to an increase in spending on real estate inventory and land deposits, partially offset by an increase in the number of homes closed and a lower effective tax rate resulting in higher net income.

Investing Cash Flow Activities

Net cash used in investing activities was $159.7 million for the year ended December 31, 2018 compared to net cash used in investing activities of $36.0 million for the year ended December 31, 2017. The primary driver of the change between periods was payment for our acquisition of AV Homes in the current year.

Financing Cash Flow Activities

Net cash used in financing activities was $219.5 million for the year ended December 31, 2018 compared to cash used in financing activities of $76.5 million for the year ended December 31, 2017. The cash used in financing activities in 2018 was primarily attributable to repurchases of New TMM Units from TPG and Oaktree as part of our public equity offerings completed in January, repurchases of common stock and repayment of the convertible notes. These were partially offset by borrowings on our 364-Day Credit facility in connection with the acquisition of AV Homes.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of December 31, 2018.

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2021	April 16, 2013	550,000	100.0%	5.250%	541,700	8,300
Senior Notes due 2022	October 2, 2018(1)	400,000	N/A	6.625%	N/A	N/A
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700
Total		$1,650,000			$1,232,500	$17,500
(1) Reflects the date the notes were assumed in connection with the Acquisition.
Senior Notes due 2021
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
The 2021 Senior Notes are redeemable at scheduled redemption prices, currently at 101.313%, of their principal amount (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2021 Senior Notes.
Senior Notes due 2022
On October 2, 2018, in connection with the consummation of the Acquisition, we assumed $400.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the "2022 Senior Notes"). The carrying value of $411.7 million at December 31, 2018 reflects the acquisition fair value adjustment of the debt instrument, net of amortization.
The 2022 Senior Notes mature on May 15, 2022. The 2022 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2022 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2022 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2022 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. We are also required to offer to repurchase the 2022 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

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
Senior Notes due 2023
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.
The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2023 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2023 Senior Notes.
Prior to January 15, 2023, the 2023 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through January 15, 2023 (plus accrued and unpaid interest). Beginning January 15, 2023, the 2023 Senior Notes are redeemable at par (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2023 Senior Notes.
Senior Notes due 2024
On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”).
The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the 2023 Senior Notes. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2023 Senior Notes.
Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2024 Senior Notes.
Revolving Credit Facility
On January 26, 2018, we amended the Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022. On June 29, 2018, we further amended the Revolving Credit Facility to increase the amount available to $600.0 million. Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the Senior Notes.
The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.8 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.
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
The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2018 and 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.
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
The 364-Day Credit Agreement contains certain financial covenants, requiring us and our subsidiaries to comply on a quarterly basis with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.8 billion.
Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	December 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,484	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,164	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	62,705	100,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$130,353	$230,000

	December 31, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$12,990	$39,000	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Warehouse B	41,447	85,000	LIBOR + 2.25%	On Demand	Mortgage Loans
Warehouse C	64,385	125,000	LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$118,822	$249,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2018 and 2017, are collateralized by $181.9 million and $187.0 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $1.6 million and $1.6 million, respectively, of cash, which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2018 and 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2018 and 2017. We impute interest for loans with no stated interest rates.
Letters of Credit, Surety Bonds and Financial Guarantees
The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2018	2017
Letters of credit (1)	$62,315	$47,126
Surety bonds	334,892	284,617
Total outstanding letters of credit and surety bonds	$397,207	$331,743
(1) As of December 31, 2018 and 2017, there was $160.0 million and $200 million, respectively, total capacity of letters of credit available under our Revolving Credit Facility.
Contractual Obligations as of December 31, 2018

(Dollars in thousands)	Payments Due by Period
	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$39,092	$10,342	$13,509	$8,318	$6,923
Unrecognized tax benefit obligations including interest and penalties	3,344	—	3,344	—	—
Land purchase contracts and lot options	393,831	223,185	155,781	12,253	2,612
364-Day Credit Agreement (1)	200,000	200,000	—	—	—
Senior notes (1)	1,650,000	—	550,000	750,000	350,000
Other debt outstanding (1)	355,850	242,160	58,946	16,719	38,025
Estimated interest expense (2)	431,296	109,942	192,568	107,374	21,412
Totals	$3,073,413	$785,629	$974,148	$894,664	$418,972

(1)
As of December 31, 2018 total debt outstanding included $200.0 million aggregate principal amount of borrowings under the 364-Day Credit Agreement, $550.0 million aggregate principal amount of 2021 Senior Notes, $400.0 million aggregate principal amount of 2022 Senior Notes, $350.0 million aggregate principal amount of 2023 Senior Notes, $350.0 million aggregate principal amount of 2024 Senior Notes, $130.4 million of mortgage borrowings by TMHF, and $225.5 million of loans and other borrowings. Scheduled maturities of certain loans and other borrowings as of December 31, 2018 reflect estimates of anticipated lot take-downs associated with such loans.

(2)	Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.8% as of December 31, 2018.
Off-Balance Sheet Arrangements as of December 31, 2018
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.
The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2018	2017
East	$—	$29,316
Central	35,476	32,874
West	100,693	126,559
Financial Services	4,372	3,615
Total	$140,541	$192,364

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of December 31, 2018, we had outstanding land purchase and lot option contracts of $393.8 million for 4,781 lots. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At December 31, 2018, we had non-refundable deposits totaling $57.9 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2018, 85.0% of our debt was fixed rate and 15.0% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility, 364-Day Credit Facility, and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility and $200.0 million outstanding borrowings under our 364-Day Credit Facility. We had $537.7 million of additional availability for borrowings and $97.7 million of additional availability for letters of credit (giving effect to $62.3 million of letters of credit outstanding as of such date). See Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources – Debt Instruments – Revolving Credit Facility. Our fixed rate debt is subject to a requirement that we offer to purchase the 2021 Senior Notes at par with certain proceeds of asset sales (to the extent not applied in accordance with the indenture governing such Senior Notes). We are also required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are not materially exposed to interest rate risk associated with TMHF’s mortgage loan origination business, because at the time any loan is originated, TMHF has identified the investor who will agree to purchase the loan on the interest rate terms that are locked in with the borrower at the time the loan is originated.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2018. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility, 364-Day Credit Facility, and mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 15-20 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(Dollars in millions, except percentage data)	2019	2020	2021	2022	2023	Thereafter	Total
Fixed Rate Debt	$111.8	$26.1	$582.9	$408.9	$357.8	$388.0	$1,875.5	$1,852.4
Weighted average interest rate (1)	2.2%	2.2%	5.6%	5.7%	5.7%	5.4%	5.4%	—%
Variable rate debt (2)	$330.4	—	—	—	—	—	$330.4	$330.4
Average interest rate	3.7%	—%	—%	—%	—%	—%	3.7%	—%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at December 31, 2018, and holding the variable rate debt balance constant, each 1%
increase in interest rates would increase the interest incurred by us by approximately $3.3 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

Separate combined financial statements of our unconsolidated joint venture investments have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 20, 2019

We have served as the Company's auditor since 2011.

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$329,645	$573,925
Restricted cash	2,214	1,578
Total cash, cash equivalents, and restricted cash	331,859	575,503
Real estate inventory:
Owned inventory	3,965,306	2,956,709
Real estate not owned	15,259	2,527
Total real estate inventory	3,980,565	2,959,236
Land deposits	57,929	49,768
Mortgage loans held for sale	181,897	187,038
Derivative assets	1,838	1,584
Prepaid expenses and other assets, net	98,225	72,334
Other receivables, net	86,587	94,488
Investments in unconsolidated entities	140,541	192,364
Deferred tax assets, net	145,076	118,138
Property and equipment, net	86,736	7,112
Intangible assets, net	1,072	2,130
Goodwill	152,116	66,198
Total assets	$5,264,441	$4,325,893
Liabilities
Accounts payable	$151,586	$140,165
Accrued expenses and other liabilities	266,686	201,540
Income taxes payable	—	4,525
Customer deposits	165,432	132,529
Estimated development liability	37,147	—
Senior notes, net	1,653,746	1,239,787
Loans payable and other borrowings	225,497	139,453
Revolving credit facility borrowings	200,000	—
Mortgage warehouse borrowings	130,353	118,822
Liabilities attributable to real estate not owned	15,259	2,527
Total liabilities	2,845,706	1,979,348
COMMITMENTS AND CONTINGENCIES (Note 20)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 124,519,942 and 85,449,253 shares issued, 112,965,856 and 82,399,996 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	1	1
Class B common stock, $0.00001 par value, 200,000,000 shares authorized. Zero shares issued and outstanding as of December 31, 2018. 37,179,616 shares issued and outstanding as of December 31, 2017.	—	—
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	2,071,579	1,341,873
Treasury stock at cost, 11,554,084 and 3,049,257 shares as of December 31, 2018 and December 31, 2017, respectively	(186,087)	(47,622)
Retained earnings	527,698	319,833
Accumulated other comprehensive income (loss)	2,001	(17,968)
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,415,192	1,596,117
Non-controlling interests — joint ventures	3,543	1,663
Non-controlling interests — Former Principal Equityholders	—	748,765
Total stockholders’ equity	2,418,735	2,346,545
Total liabilities and stockholders’ equity	$5,264,441	$4,325,893

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Home closings revenue, net	$4,115,216	$3,799,061	$3,425,521
Land closings revenue	39,901	17,093	64,553
Financial services revenue	67,758	69,136	59,955
Amenity and other revenue	4,518	—	—
Total revenue	4,227,393	3,885,290	3,550,029
Cost of home closings	3,410,853	3,092,704	2,801,739
Cost of land closings	33,458	12,005	35,912
Financial services expenses	41,469	41,652	32,099
Amenity and other expenses	3,420	—	—
Total cost of revenues	3,489,200	3,146,361	2,869,750
Gross margin	738,193	738,929	680,279
Sales, commissions and other marketing costs	278,455	259,663	239,556
General and administrative expenses	138,488	130,777	122,207
Equity in income of unconsolidated entities	(13,332)	(8,846)	(7,453)
Interest income, net	(1,639)	(577)	(184)
Other expense, net	11,816	2,256	11,947
Transaction and corporate reorganization expenses	50,889	—	—
Income before income taxes	273,516	355,656	314,206
Income tax provision	63,036	179,006	107,643
Net income before allocation to non-controlling interests	210,480	176,650	206,563
Net income attributable to non-controlling interests — joint ventures	(533)	(430)	(1,294)
Net income before allocation to non-controlling interests — Former Principal Equityholders	209,947	176,220	205,269
Net income attributable to non-controlling interests — Former Principal Equityholders	(3,583)	(85,000)	(152,653)
Net income available to Taylor Morrison Home Corporation	$206,364	$91,220	$52,616
Earnings per common share
Basic	$1.85	$1.47	$1.69
Diluted	$1.83	$1.47	$1.69
Weighted average number of shares of common stock:
Basic	111,743	62,061	31,084
Diluted	115,119	120,915	120,832

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Income before non-controlling interests, net of tax	$210,480	$176,650	$206,563
Post-retirement benefits adjustments, net of tax	(81)	21	(244)
Comprehensive income	210,399	176,671	206,319
Comprehensive income attributable to non-controlling interests — joint ventures	(533)	(430)	(1,294)
Comprehensive income attributable to non-controlling interests — Former Principal Equityholders	(3,583)	(85,000)	(152,401)
Comprehensive income available to Taylor Morrison Home Corporation	$206,283	$91,241	$52,624

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2015	32,224,421	$—	89,108,569	$1	$376,898	934,434	$(14,981)	$175,997	$(17,997)	$6,398	$1,446,361	$1,972,677
Net income	—	—	—	—	—	—	—	52,616	—	1,294	152,653	206,563
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	8	—	(252)	(244)
Exchange of New TMM Units and corresponding number of Class B Common Stock	159,863	—	(159,863)	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(6,654)	—	—	—	—	—	—	—	—	—
Exercise of stock options	7,786	—	—	—	146	—	—	—	—	—	—	146
Issuance of restricted stock units, net of shares withheld for tax	13,787	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(1,918,999)	—	—	—	—	1,918,999	(28,543)	—	—	—	—	(28,543)
Share based compensation	—	—	—	—	2,807	—	—	—	—	—	8,105	10,912
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	4,858	—	—	—	—	(6,167)	—	(1,309)
Balance — December 31, 2016	30,486,858	—	88,942,052	1	384,709	2,853,433	(43,524)	228,613	(17,989)	1,525	1,606,867	2,160,202
Net income	—	—	—	—	—	—	—	91,220	—	430	85,000	176,650
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	21	—	—	21
Exchange of New TMM Units and corresponding number of Class B Common Stock	260,389	—	(260,389)	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(2,047)	—	—	—	—	—	—	—	—	—
Exercise of stock options	288,808	—	—	—	5,235	—	—	—	—	—	—	5,235
Issuance of restricted stock units, net of shares withheld for tax	59,765	—	—	—	(307)	—	—	—	—	—	—	(307)
Repurchase of common stock	(195,824)	—	—	—	—	195,824	(4,098)	—	—	—	—	(4,098)
Exchange of (repurchase) of B shares from secondary offerings	51,500,000	1	—	—	946,430	—	—	—	—	—	—	946,431
Repurchase of New TMM Units from principal equityholders	—	—	(51,500,000)	(1)	—	—	—	—	—	—	(948,883)	(948,884)
Share based compensation	—	—	—	—	5,806	—	—	—	—	—	5,781	11,587
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	(292)	—	(292)

Balance — December 31, 2017	82,399,996	1	37,179,616	—	1,341,873	3,049,257	(47,622)	$319,833	$(17,968)	1,663	$748,765	2,346,545
Cumulative-effect adjustment to Retained Earnings related to adoption of ASU No. 2014-09 (see Note 2)								1,501				1,501
Net income	—		—		—			206,364		533	3,583	210,480
Other comprehensive (loss) income	—		—		—				(81)		—	(81)
Exchange of New TMM Units and corresponding number of Class B Common Stock	20,487		(20,487)		1,293						(1,293)	—
TMHC repurchase and cancellation of New TMM Units and corresponding Class B Common Stock from Former Principal Equityholders	—		(7,588,771)		(201,775)						—	(201,775)
Exercise of stock options	118,992		—		1,887						—	1,887
Issuance of restricted stock units, net of shares withheld for tax	409,681		—		(1,572)						—	(1,572)
Exchange of B shares from public offerings	28,706,924		—		729,954						—	729,954
Repurchase of New TMM Units from Former Principal Equityholders	—		(28,706,924)		—						(730,964)	(730,964)
Issuance of Class A common stock in connection with business acquisition	8,951,169		—		158,704						—	158,704
Repurchase of common stock	(8,504,827)		—		—	8,504,827	(138,465)				—	(138,465)
Share based compensation	—		—		20,703						421	21,124
Changes in non-controlling interests of consolidated joint ventures	—		—		—					1,347	—	1,347
Realized loss on foreign currency translation	—		—		—				20,050		—	20,050
Liquidation of Class B common stock in connection with holding company reorganization	863,434		(863,434)		20,512						(20,512)	—
Balance — December 31, 2018	112,965,856	$1	—	$—	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$—	$2,418,735

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$210,480	$176,650	$206,563
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(13,332)	(8,846)	(7,453)
Stock compensation expense	21,124	11,587	10,912
Distributions of earnings from unconsolidated entities	11,845	6,965	4,261
Depreciation and amortization	26,391	3,953	3,972
Debt issuance costs/premium amortization	2,369	3,819	3,843
Realized loss on foreign currency translation	20,050	—	—
Contingent consideration	146	736	3,838
Deferred income taxes	44,472	88,496	26,854
Inventory impairments	9,631	—	3,473
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(248,215)	41,723	166,343
Mortgages held for sale, prepaid expenses and other assets	(27,256)	67,186	(21,052)
Customer deposits	18,773	20,956	18,791
Accounts payable, estimated development liability, and accrued expenses and other liabilities	63,641	(20,989)	(20,479)
Income taxes payable	(4,525)	(6,003)	(27,264)
Net cash provided by operating activities	135,594	386,233	372,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,458)	(3,421)	(1,908)
Payments for business acquisitions, net of cash acquired	(192,886)	—	(52,819)
Distributions of capital from unconsolidated entities	57,002	4,083	6,087
Investments of capital into unconsolidated entities	(3,376)	(36,657)	(32,357)
Net cash used in investing activities	(159,718)	(35,995)	(80,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	29,937	21,621	33,360
Repayments of loans payable and other borrowings	(25,319)	(16,511)	(17,935)
Borrowings on revolving credit facility	350,000	—	255,000
Payments on revolving credit facility	(150,000)	—	(370,000)
Borrowings on mortgage warehouse	863,109	838,172	1,200,449
Repayment on mortgage warehouse	(851,578)	(917,914)	(1,185,329)
Payment of contingent consideration	(265)	—	(3,100)
Repayment of convertible notes	(95,816)	—	—
Proceeds from stock option exercises	1,887	5,235	146
Proceeds from issuance of shares from public offerings	767,115	1,111,806	—
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	(201,775)	—	—
Repurchase of shares from Former Principal Equityholders	(768,125)	(1,114,259)	—
Repurchase of common stock, net	(138,465)	(4,098)	(28,543)
Payment of taxes related to net share settlement of equity awards	(1,572)	(307)	—
Contributions to (Distributions to) non-controlling interests of consolidated joint ventures, net	1,347	(292)	(1,309)
Net cash used in financing activities	(219,520)	(76,547)	(117,261)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(243,644)	$273,691	$174,344
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	575,503	301,812	127,468
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$331,859	$575,503	$301,812
SUPPLEMENTAL CASH FLOW INFORMATION:

Income taxes paid, net	$(63,484)	$(96,525)	$(107,961)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$146,427	$66,685	$63,075
Change in inventory not owned	$12,732	$(3,725)	$(1,669)
Original accrual of contingent consideration for business combinations	$—	$—	$380
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$(32,004)	$—	$—
Change in Property and equipment, net due to adoption of ASU 2014-09	$32,004	$—	$—
Issuance of common stock in connection with business acquisition	$158,704	$—	$—
Net non-cash distributions from unconsolidated entities	$29,510	$—	$—

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Organization and Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its subsidiaries, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of December 31, 2018 we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. As of December 31, 2018, our homebuilding segments operate under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Service, LLC (“Inspired Title”).

As a result of the completion of our initial public offering (“IPO”) on April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC was formed and became the owner and general partner of TMM Holdings II Limited Partnership (“New TMM”), a direct subsidiary. New TMM was formed by a consortium of investors comprised of affiliates of TPG Global, LLC (the “TPG Entities” or “TPG”), investment funds managed by Oaktree Capital Management, L.P. (“Oaktree”) or their respective subsidiaries (together, the “Oaktree Entities”), and affiliates of JH Investments, Inc. (“JH” and together with the TPG Entities and Oaktree Entities, the “Former Principal Equityholders” and, following JH's February 2017 sale of its equity interest in us, the “Remaining Principal Equityholders” ).

From January 2017 through January 2018, we completed seven public offerings for an aggregate of 80.2 million shares of our Class A Common Stock, using all of the net proceeds therefrom to repurchase our Principal Equityholders' indirect interest in TMHC. As a result of the series of offerings and repurchases, the Principal Equityholders ownership decreased to zero, resulting in a fully floated public company by January 31, 2018.

On October 2, 2018, we completed the acquisition of (the “Acquisition”) of AV Homes, Inc. (“AV Homes”). Total purchase consideration of the Acquisition was $534.9 million, consisting of three components: (i) cash equal to $280.4 million, (ii) the assumption of convertible notes with a face value of $80.0 million which were converted for $95.8 million in cash, and (iii) the issuance of approximately 8.95 million shares of Class A common stock.

In order to simplify our corporate structure, on October 26, 2018, Taylor Morrison Home II Corporation, a Delaware corporation formerly known as Taylor Morrison Home Corporation (“Original Taylor Morrison”) completed a holding company reorganization (the “Reorganization”), which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding common stock of Original Taylor Morrison. New Taylor Morrison assumed the name Taylor Morrison Home Corporation and became the successor to Original Taylor Morrison.
In connection with the Reorganization and the Contribution Agreement among the Company, Original Taylor Morrison and the holders of Original Taylor Morrison’s Class B common stock and paired TMM II Units party thereto (the “Paired Interest Holders”), following the consummation of the Reorganization, each Paired Interest Holder contributed its partnership units (“TMM II Units”) of TMM Holdings II Limited Partnership, the principal subsidiary of the Company and Original Taylor Morrison (“TMM II”), and paired shares of the Company’s Class B common stock to the Company in exchange, on a one-for-one basis, for shares of the Company’s Class A common stock (the “Exchange”). As a result of the Exchange, TMM II became an indirect wholly owned subsidiary of the Company. All of the Class B shares were cancelled following the Exchange. Therefore, the Company has only one class of common stock outstanding.

In addition, in connection with the Reorganization, all assets remaining in our Canadian subsidiary were contributed to a subsidiary in the United States (“Canada Unwind”). As a result, the previously unrecognized accumulated other comprehensive loss on foreign currency translation was recognized. In addition, we recognized non-resident Canadian withholding taxes. Excluding taxes, all costs associated with the corporate reorganization and Canada Unwind are presented as a component of transaction and corporate reorganization expenses on the Consolidated Statement of Operations for the year ended December 31, 2018. Transaction and corporate reorganization expenses also include costs directly related to the Acquisition.

We incurred costs as a result of the Acquisition, Reorganization and Canada Unwind. Costs and expenses related to the Acquisition primarily consist of investment banking fees, severance, compensation, and legal fees. For the year ended December 31, 2018, we recognized $30.8 million of such significant and unusual costs and expenses in transaction and corporate reorganization expenses on the Consolidated Statement of Operations. Costs and expenses related to the Reorganization and Canada Unwind consisted of $20.1 million of unrecognized Accumulated other comprehensive loss on foreign currency translation which was recognized as a component of Transaction and corporate reorganization expenses on the Consolidated Statement of Operations as of December 31, 2018.

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

Non-controlling interests — During the first quarter of 2018, we completed multiple offerings of our Class A Common Stock in registered public offerings and used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our Class B Common Stock, held by TPG and Oaktree. Refer to Note 13- Stockholders' Equity for discussion regarding our equity offering transactions. In addition on October 26, 2018, in connection with our reorganization transactions, all Class B common shares were converted to Class A common shares and subsequently retired. The percentage of the Former Principal Equityholders net income is presented as “Net income attributable to non-controlling interests - Former Principal Equityholders” on the Consolidated Statements of Operations.

Joint Ventures — We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Consolidated Statements of Operations.

Business Combinations — Acquisitions are accounted for in accordance with ASC Topic 805-10, “Business Combinations.” In connection with our 2018 acquisition of AV Homes, we determined we obtained control of a business and inputs, processes and outputs in exchange for cash and equity consideration. All material assets and liabilities, including contingent consideration, were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill. Refer to Note 3 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage borrowings. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage receivables, the concentration of debt between any one customer or region is below 50% as of year ended December 31, 2018. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that mortgage and loan borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the mortgaged property or land that was sold to the buyer, and entering into forward commitments to sell our mortgage receivables, generally within 30 days of origination.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2018, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — For the year ended December 31, 2018, restricted cash consisted of cash pledged to collateralize mortgage credit lines and cash held in escrow deposits. For the year ended December 31, 2017, restricted cash consisted only of cash pledged to collateralize mortgage credit lines.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2018 we recorded $9.6 million of impairment charges of which $1.1 million and $8.5 million relates to our West and East reporting segments, respectively. For year ended December 31, 2017 no impairment charges were recorded. For year ended December 31, 2016 we recorded $3.5 million of impairment charges in our East reporting segment. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is consolidated into Real estate not owned with a corresponding liability in Liabilities attributable to real estate not owned in the Consolidated Balance Sheets.

Land Deposits — We make deposits related to land options and land purchase contracts, which, when provided, are capitalized until the associated property is purchased. Non-refundable deposits are recorded as a real estate inventory in the accompanying Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are non-refundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable.

Mortgage Loans Held for Sale — Mortgage loans held for sale consist of mortgages due from buyers of Taylor Morrison homes that are financed through our mortgage finance subsidiary, TMHF. Mortgage loans held for sale are carried at fair value, which is calculated using observable market information, including pricing from actual market transactions, investor commitment prices, or broker quotations. The fair value for mortgage loans held for sale covered by investor commitments is generally based on commitment prices. The fair value for mortgage loans held for sale not committed to be purchased by an investor is generally based on current delivery prices using best execution pricing.

Derivative Assets  — We are exposed to interest rate risk for interest rate lock commitments (“IRLCs”) and originated mortgage loans held for sale until those loans are sold in the secondary market. The price risk related to changes in the fair value of IRLCs and mortgage loans held for sale not committed to be purchased by investors are subject to change primarily due to changes in market interest rates. We manage the interest rate and price risk associated with our outstanding IRLC's and mortgage loans held for sale not committed to be purchased by investors by entering into hedging instruments such as forward loan sales commitments and mandatory delivery commitments. We expect these instruments will experience changes in fair value inverse to changes in the fair value of the IRLCs and mortgage loans held for sale not committed to investors, thereby reducing earnings volatility. Best effort sale commitments are also executed for certain loans at the time the IRLC is locked with the borrower. The fair value of the best effort IRLC and mortgages receivable are valued using the commitment price to the investor. We take into account various factors and strategies in determining what portion of the IRLCs and mortgage loans held for sale to economically hedge. ASC Topic 815-25 “Derivatives and Hedging,” requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting, therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in financial services revenue/expenses on the statement of operations in the period in which they occur.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2018	2017
Prepaid expenses	$69,917	$53,439
Other assets	28,308	18,895
Total prepaid expenses and other assets, net	$98,225	$72,334

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

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, net, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued. Allowances at December 31, 2018 and 2017 were immaterial.

Investments in Consolidated and Unconsolidated Entities

Consolidated Joint Ventures and Option Agreements — In the ordinary course of business, we participate in strategic land development and homebuilding joint ventures with third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Some of these ventures develop land for the sole use of the venture participants and others develop land for sale to the joint venture participants and to unrelated builders. We review each joint venture partnership agreement to determine whether it is variable interest entity (“VIE”) in accordance with ASC Topic 810, “Consolidation.” For each VIE, we assess whether we are the primary beneficiary by first determining if we have the ability to control the activities of the VIE that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with us; and the ability to change or amend the existing option contract with the VIE. If we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we continue our analysis to determine if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will potentially benefit from a significant amount of the VIE’s expected returns. For these entities in which we are expected to absorb the losses or benefits, we consolidate the results in the accompanying Consolidated Financial Statements.

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

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges related to investments in unconsolidated entities for the years ended December 31, 2018, 2017 or 2016.

Income Taxes — We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. As a result of the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, we recorded a material charge to our income tax provision in the period ending December 31, 2017. See Note 12 - Income Taxes for additional details.

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

Depreciation expense was $4.0 million, $2.8 million, and $2.9 million, respectively, for the years ended December 31, 2018, 2017, and 2016 . Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Intangible Assets, net — Intangible assets consist of tradenames, fair market value of leases, and non-compete covenants. We sell our homes under the Taylor Morrison and Darling Homes trade names. The fair value of acquired intangible assets was determined using the income approach, and are amortized on a straight line basis from three to ten years.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.”

ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. For the year ended December 31, 2018, there was $85.9 million of additions to goodwill due to our acquisition of AV Homes. For the year ended December 31, 2017 there were no additions to goodwill. There was no impairment of goodwill for the years ended December 31, 2018, 2017, and 2016.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits for each of our different policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $50 million per occurrence, aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property coverage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

We offer warranties on homes that generally provide a limited warranty to cover various defects in workmanship or materials, including structural defects. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in the arrangement since it is not priced apart from the home, therefore, it is accounted for in accordance with ASC Topic 450, “Contingencies,” which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery if all other criteria for revenue recognition have been met. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of cost of home closings.

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

Non-controlling Interests — Principal Equityholders — Immediately prior to our IPO, as part of the Reorganization Transactions, the existing holders of limited partnership interests of TMM Holdings exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”). For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our Class B Common Stock (the “Class B Common Stock”). Our Class B Common Stock has voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit, was exchangeable into one share of our Class A Common Stock in accordance with the terms of the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units.

Stock Based Compensation — We have stock options, performance based restricted stock units and non-performance-based restricted stock units which we account for in accordance with ASC Topic 718-10, “Compensation — Stock Compensation.” The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance-based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance-based restricted stock units are time-based awards and measured using the closing price on the date of grant and are expensed ratably over the vesting period on a straight-line basis.

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

Amenity and other revenue
As a result of the Acquisition, we own and operate certain amenities pursuant to recorded mandatory club plans, which require us to provide members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from our members, which are billed on a monthly basis. Revenue from our golf club operations is also included in amenity revenue.

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

Advertising Costs — We expense advertising costs as incurred. For the year ended December 31, 2018 advertising costs were $30.7 million and are included in general and administrative expenses. For the years ended December 31, 2017 and 2016 advertising costs were $30.9 million.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 primarily impacts off-balance sheet operating leases and will require such leases, with the exception of short-term leases, to be recorded on the balance sheet. Lessor accounting is not significantly impacted by the new guidance, however certain updates were made to align lessee and lessor treatment. ASU 2016-02 will be effective for us in our fiscal year beginning January 1, 2019. We will adopt the practical expedient approach which allows us to retain the current operating classification under ASC 840 for all our existing leases prior to the effective adoption period, and all new leases commencing January 1, 2019 or later will be accounted for in accordance with the guidance established in ASU 2016-02. We will recognize a right of use asset and lease liability for approximately $30.0 million on our consolidated balance sheet as of January 1, 2019.

3. BUSINESS COMBINATIONS

In accordance with ASC Topic 805, Business Combinations, all material assets acquired and liabilities assumed from our acquisition of AV homes on October 2, 2018, were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.

We determined the estimated fair value of real estate inventory primarily using the sales comparison and income approaches. To a certain extent, certain inventory was valued using third party appraisals and/or market comparisons. The sales comparison approach was used for all inventory in process. The income approach derives a value using a discounted cash flow for income-producing real property. This approach was used exclusively for finished lots. These estimated cash flows and ultimate valuation are significantly affected by the discount rate, estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, overhead costs and may vary significantly between communities.

We performed a preliminary allocation of purchase price as of the acquisition date. The following is a summary of the fair value of assets acquired and liabilities assumed.

(Dollars in thousands)	AV Homes
Acquisition Date	October 2, 2018
Assets acquired
Real estate inventory	$778,174
Prepaid expenses and other assets(1)	106,612
Deferred tax assets, net	71,411
Property and equipment	50,996
Goodwill(2)	85,918
Total assets	$1,093,111

Less liabilities assumed
Accrued expenses and other liabilities	$94,308
Customer deposits	14,130
Estimated development liability(3)	37,230
Senior notes, net	412,520
Net assets acquired	$534,923
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $45.1 million of goodwill to the East homebuilding segment, $30.3 million to the Central homebuilding segment, and $10.5 million to the West homebuilding segment.
(3) See Note 9 - Estimated Development Liability.

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the years presented include the results of operations of our acquisition of AV Homes as if it had been completed on January 1, 2017. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of AV Homes for the periods presented.

The unaudited pro forma results for the years presented include adjustments to move transaction costs to January 2017. In addition, the unaudited pro forma results do not give effect to any synergies, operating efficiencies, other costs savings that may result from the acquisitions, or other significant non-reoccurring expenses or transactions that do not have a continuing impact. Earnings per share utilizes net income and total weighted average shares of common stock. The pro forma amounts are based on available information and certain assumptions that we believe are reasonable.

	As Adjusted for the Year Ended December 31,
(Dollars in thousands except per share data)	2018	2017
Pro forma total revenues	$4,780,138	$4,728,543

Pro forma net income	$231,270	$134,694
Pro forma net income attributable to non-controlling interests — joint ventures	(533)	(430)
Pro forma net income attributable to non-controlling interest - Former Principal Equityholders	(3,713)	(60,642)
Pro forma net income available to TMHC - Basic	$227,024	$73,622
Pro forma net income attributable to non-controlling interest - Former Principal Equityholders	3,713	60,642
Pro forma loss fully attributable to public holding company	540	6,681
Pro forma net income - Diluted	$231,277	$140,945

Pro forma weighted average shares - Basic	118,593	70,285
Pro forma weighted average shares - Diluted	121,969	129,139

Pro forma earnings per share - Basic	$1.91	$1.05
Pro forma earnings per share - Diluted	$1.90	$1.05

For the year ended December 31, 2018, total revenue on the Consolidated Statement of Operations included $234.3 million of revenues and earnings before income taxes included $7.7 million of pre-tax earnings from AV Homes since the date of acquisition.
4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding equity awards to issue shares of Class A Common Stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands except per share data)	2018	2017	2016
Numerator:
Net income available to TMHC (1)— basic	$206,364	$91,220	$52,616
Net income attributable to non-controlling interest	3,583	85,000	152,653
Loss fully attributable to public holding company (2)	540	6,681	211
Net income — diluted	$210,487	$182,901	$205,480
Denominator:
Weighted average shares — basic (Class A)	111,743	62,061	31,084
Weighted average shares — non-controlling interest (Class B)	1,935	57,556	89,062
Restricted stock units	1,117	950	610
Stock options	324	348	76
Weighted average shares — diluted(3)	115,119	120,915	120,832
Earnings per common share — basic:
Net income available to Taylor Morrison Home Corporation	$1.85	$1.47	$1.69
Earnings per common share — diluted(3):
Net income available to Taylor Morrison Home Corporation	$1.83	$1.47	$1.69
(1) 2018 amounts include impacts of significant and unusual items which includes $50.9 million of transaction and corporate reorganization expenses as discussed in Note 1- Business and an aggregate of $44.7 million of costs related to impacts of purchase accounting, land impairment, other legal costs associated with such unusual transactions, and our warranty issue. 2017 amounts include impacts of the Tax Act, which was an aggregate $61.0 million expense.

(2) 2017 amount represents amounts fully attributed to Class A Common Stock, including U.S. tax expense from the Company's indirect ownership of a Canadian subsidiary which became a controlled foreign corporation in 2017, the Tax Act impact due to the mandatory repatriation of foreign earnings, and other costs associated with maintaining a public company status.
(3)For the years ended December 31, 2017 and 2016, diluted weighted average shares and diluted earnings per share gives effect to the potential dilution that could have occured if all shares of Class B Common Stock and their corresponding New TMM Units were exchanged for Class A Common Stock.

We excluded a total weighted average of 2,232,647, 1,655,017, and 1,565,879 anti-dilutive stock options and unvested restricted stock units (“RSUs”) from the calculations of earnings per share for the years ended December 31, 2018, 2017, and 2016, respectively.

The shares of Class B Common Stock have voting rights but do not have economic rights or rights to dividends or distribution on liquidation and therefore are not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. In connection with our corporate reorganization (refer to Note 1 - Business), on October 26, 2018, all remaining outstanding shares of Class B Common Stock, together with their corresponding New TMM Units, were exchanged for Class A Common Stock. All outstanding shares of Class B Common Stock were retired following the exchange.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2018	2017
Real estate developed or under development	$2,833,875	$2,130,263
Real estate held for development or held for sale (1)	61,415	76,552
Operating communities (2)	973,985	659,398
Capitalized interest	96,031	90,496
Total owned inventory	3,965,306	2,956,709
Real estate not owned under option contracts	15,259	2,527
Total real estate inventory	$3,980,565	$2,959,236
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows:

	As of December 31,
(Dollars in thousands)	2018		2017
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	9,653	$461,387	7,703	$338,642
Partially developed	12,036	756,376	5,811	543,200
Finished	21,975	1,677,527	11,644	1,314,243
Long-term strategic assets	—	—	763	10,730
Total	43,664	$2,895,290	25,921	$2,206,815

Land Deposits — As of December 31, 2018 and 2017, we had the right to purchase approximately 4,781 and 5,037 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $393.8 million and $405.3 million as of December 31, 2018 and 2017, respectively. We do not have title to these properties, and the creditors generally have no recourse against the Company. As of December 31, 2018 and 2017, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits totaling $57.9 million and $49.8 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest capitalized — beginning of period	$90,496	$102,642	$105,148
Interest incurred	87,957	82,713	88,345
Interest amortized to cost of home closings	(82,422)	(94,859)	(90,851)
Interest capitalized — end of period	$96,031	$90,496	$102,642

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50%. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities.

Summarized, combined financial information of unconsolidated entities that are accounted for by the equity method is as follows:

	As of December 31,
(Dollars in thousands)	2018	2017
Assets:
Real estate inventory	$508,795	$627,841
Other assets	125,436	138,341
Total assets	$634,231	$766,182
Liabilities and owners’ equity:
Debt	$176,564	$193,770
Other liabilities	16,061	27,556
Total liabilities	$192,625	$221,326
Owners’ equity:
TMHC	140,541	192,364
Others	301,075	352,492
Total owners’ equity	441,616	544,856
Total liabilities and owners’ equity	$634,241	$766,182

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Revenues	$381,274	$330,099	$143,834
Costs and expenses	(328,565)	(296,838)	(118,240)
Income of unconsolidated entities	$52,709	$33,261	$25,594
TMHC's share in income of unconsolidated entities	$13,332	$8,846	$7,453
Distributions from unconsolidated entities	$68,847	$11,048	$10,348

7. INTANGIBLE ASSETS

At December 31, 2018, the gross carrying amount and accumulated amortization of intangible assets was $14.0 million and $12.9 million, respectively. At December 31, 2017, the gross carrying amount and accumulated amortization was $14.0 million and $11.9 million, respectively.

Amortization of intangible assets is recorded on a straight-line basis over the life of the asset. Amortization expense is recorded in General and administrative expenses on the Consolidated Statement of Operations. During the years ended December 31, 2018, 2017, and 2016 amortization expense was $1.0 million, $1.1 million, and $1.0 million for each year, respectively.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
(Dollars in thousands)	2018	2017
Real estate development costs to complete	$16,591	$14,815
Compensation and employee benefits	73,955	72,352
Self-insurance and warranty reserves	93,790	51,010
Interest payable	21,385	17,125
Property and sales taxes payable	14,861	12,294
Other accruals	46,104	33,944
Total accrued expenses and other liabilities	$266,686	$201,540

Self Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Reserve — beginning of period	$51,010	$50,550	$43,098
Additions to reserves	51,674	27,561	26,571
Costs and claims incurred	(42,433)	(25,698)	(21,379)
Change in estimates to pre-existing reserves (1)	33,539	(1,403)	2,260
Reserve — end of period	$93,790	$51,010	$50,550
(1)Changes in estimates to pre-existing reserves for the year ended December 31, 2018 includes a charge for warranty claims specific to our Central region.

9. ESTIMATED DEVELOPMENT LIABILITY

The estimated development liability was assumed through the acquisition of AV Homes and consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. We obtained  third-party engineer evaluations and recorded this liability at fair value during purchase accounting to reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

10. DEBT
Total debt consists of the following:

	As of December 31,
	2018			2017
(Dollars in thousands)	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.25% Senior Notes due 2021	550,000	(2,695)	547,305	550,000	(3,892)	546,108
6.625% Senior Notes due 2022	400,000	11,656	411,656	—	—	—
5.875% Senior Notes due 2023	350,000	(2,434)	347,566	350,000	(3,002)	346,998
5.625% Senior Notes due 2024	350,000	(2,781)	347,219	350,000	(3,319)	346,681
Senior Notes subtotal	1,650,000	3,746	1,653,746	1,250,000	(10,213)	1,239,787
Loans payable and other borrowings	225,497	—	225,497	139,453	—	139,453
Revolving Credit Facility	—	—	—	—	—	—
364-Day Credit Agreement	200,000	—	200,000	—	—	—
Mortgage warehouse borrowings	130,353	—	130,353	118,822	—	118,822
Total debt	$2,205,850	$3,746	$2,209,596	$1,508,275	$(10,213)	$1,498,062

Senior Notes due 2021
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
The 2021 Senior Notes are redeemable at scheduled redemption prices, currently at 101.313%, of their principal amount (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2021 Senior Notes.
Senior Notes due 2022
On October 2, 2018, in connection with the consummation of the Acquisition, we assumed $400.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the "2022 Senior Notes"). The carrying value of $411.7 million at December 31, 2018 reflects the acquisition fair value adjustment of the debt instrument, net of amortization.
The 2022 Senior Notes mature on May 15, 2022. The 2022 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2022 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2022 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2022 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. We are also required to offer to repurchase the 2022 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.
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
Senior Notes due 2023
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.
The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2023 Senior Notes are similar to those contained in the indenture governing the 2021 Senior Notes, but a credit rating downgrade must occur in connection with the change of control before the repurchase offer requirement is triggered for the 2023 Senior Notes.
Prior to January 15, 2023, the 2023 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through January 15, 2023 (plus accrued and unpaid interest). Beginning January 15, 2023, the 2023 Senior Notes are redeemable at par (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2023 Senior Notes.
Senior Notes due 2024
On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”).
The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the 2023 Senior Notes. The indenture governing the 2024 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indenture governing the 2023 Senior Notes.
Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2024 Senior Notes.
Revolving Credit Facility
On January 26, 2018, we amended the Revolving Credit Facility to extend the maturity date from April 12, 2019 to January 26, 2022. On June 29, 2018, we further amended the Revolving Credit Facility to increase the capacity to $600.0 million. Other immaterial changes were also made to the structure of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by the same Guarantors that guarantee the Senior Notes.
The Revolving Credit Facility includes $2.7 million and $2.0 million of unamortized debt issuance costs as of December 31, 2018 and 2017, respectively, which are presented in prepaid expenses and other assets, net on the consolidated balance sheets. As of December 31, 2018 and 2017, we had $62.3 million and $47.1 million, respectively, of utilized letters of credit, resulting in $537.7 million and $452.9 million, respectively, of availability under the Revolving Credit Facility.
The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.8 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.
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
The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2018 and 2017, we were in compliance with all of the covenants under the Revolving Credit Facility.
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
The 364-Day Credit Agreement contains certain financial covenants, requiring us and our subsidiaries to comply on a quarterly basis with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.8 billion.
Mortgage Warehouse Borrowings

The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	December 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,484	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,164	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	62,705	100,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$130,353	$230,000

	December 31, 2017
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$12,990	$39,000	LIBOR + 2.25%	30 days written notice	Mortgage Loans
Warehouse B	41,447	85,000	LIBOR + 2.25%	On Demand	Mortgage Loans
Warehouse C	64,385	125,000	LIBOR + 2.375%	September 24, 2018	Mortgage Loans and Restricted Cash
Total	$118,822	$249,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2018 and 2017, are collateralized by $181.9 million and $187.0 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $1.6 million and $1.6 million, respectively, of cash, which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2018 and 2017 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2018 and 2017.
Future Minimum Principal Payments on Total Debt
Principal maturities of total debt for the year ended December 31, 2018 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2019	$442,160
2020	26,066
2021	582,880
2022	408,921
2023	357,798
Thereafter	388,025
Total debt	$2,205,850

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility and our 364-Day Credit Agreement approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of the contingent consideration liability related to previous acquisitions was estimated using a Monte Carlo simulation model under the option pricing method. As the measurement of the contingent consideration is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2018, when compared to December 31, 2017.

The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2018		As of December 31, 2017
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$181,897	$181,897	$187,038	$187,038
Derivative assets, net	2	1,099	1,099	1,352	1,352
Mortgage borrowings	2	130,353	130,353	118,822	118,822
Loans payable and other borrowings	2	225,497	225,497	139,453	139,453
5.25% Senior Notes due 2021 (1)	2	547,304	544,500	546,108	561,000
6.625% Senior Notes due 2022(1)	2	411,656	400,520	—	—
5.875% Senior Notes due 2023 (1)	2	347,566	337,750	346,998	369,705
5.625% Senior Notes due 2024 (1)	2	347,219	332,500	346,681	366,205
Revolving Credit Facility (2)	2	—	—	—	—
364-Day Credit Agreement(3)	2	200,000	200,000	—	—
Contingent consideration liability	3	—	—	5,328	5,328
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs or bond premium. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2) At December 31, 2018 and 2017, we had no borrowings outstanding on our Revolving Credit Facility.
(3) 364-Day Credit Agreement was entered into on October 2, 2018 to facilitate the Acquisition.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2018
Inventories	3	$5,545

At December 31, 2017, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

12. INCOME TAXES

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Domestic	$37,731	$173,541	$98,125
Foreign	25,305	5,465	9,518
Total income tax provision	$63,036	$179,006	$107,643
Current:
Federal	$(10,568)	$73,974	$64,298
State	4,104	9,379	9,178
Foreign	25,482	7,169	7,213
Current tax provision	$19,018	$90,522	$80,689
Deferred:
Federal	$40,037	$95,243	$22,201
State	4,158	(5,055)	2,448
Foreign	(177)	(1,704)	2,305
Deferred tax provision	$44,018	$88,484	$26,954
Total income tax provision	$63,036	$179,006	$107,643

The components of income before income taxes are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Domestic	$271,017	$323,359	$282,207
Foreign	2,499	32,297	31,999
Income before income taxes	$273,516	$355,656	$314,206

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
State income taxes (net of federal benefit)	4.4	3.2	3.1
Foreign income taxed at a different rate	0.5	(0.8)	(0.9)
Domestic manufacturing deduction	—	(2.1)	(2.2)
Valuation allowance	—	—	(0.6)
Built in loss limitation	—	—	0.3
Uncertain tax positions	(2.9)	1.1	—
Non-controlling interest	—	—	(0.1)
State net operating loss adjustment	—	(2.1)	—
Deferred tax adjustments	—	(1.1)	—
Energy tax credits	(1.7)	(0.9)	(1.7)
Subpart F dividend	1.7	—	—
Corporate reorganization/Canada unwind	9.3	—	—
Foreign tax credit	(2.4)	—	—
Disallowed compensation expense	(0.1)	0.2	0.1
Tax reform	(6.9)	17.1	—
Other	0.1	0.7	1.3
Effective Rate	23.0%	50.3%	34.3%

The effective tax rate for the year ended December 31, 2018 was favorably impacted by the reduction in the federal corporate tax rate from 35% during 2016 and 2017 to 21% for the current year as a result of the Tax Cuts and Jobs Act (“Tax Act”), the relevant provisions of which became effective on January 1, 2018. In response to the Tax Act, we requested and received approval from the Internal Revenue Service (“IRS”) for changes in tax accounting methods related to the timing of income and expense recognition for tax purposes. The effects from the tax accounting method changes are reflected in our consolidated financial statements as of December 31, 2018 and therefore we have a net receivable of $40.0 million that is included in prepaids and other assets.
In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional tax expense in the fourth quarter of 2017 related to the write-down of our existing deferred tax assets and the mandatory deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. Our accounting for the effects of the transition tax was completed during the third quarter of 2018. Our final accounting related to the remeasurement of our existing deferred tax assets under SAB 118 was completed during the fourth quarter of 2018, after the filing of our U.S. federal and state tax returns.
On October 26, 2018, we implemented a holding company reorganization in order to simplify our capital and tax structure and increase our operational flexibility.  As part of the reorganization, we paid a liquidating distribution from our Canadian subsidiary, which caused the imposition of Canadian withholding taxes.  The tax impact of the reorganization shown in the rate reconciliation above was partially offset by the utilization of foreign tax credits in the United States.  In addition, the reorganization triggered a capital loss carryforward which is not expected to be realized.  The impact of the Canadian withholding tax, capital loss carryforward and offsetting valuation allowance are reported on the Corporate reorganization/Canada unwind line in the rate reconciliation above.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2018 and 2017, consisted of timing differences related to real estate inventory impairment, expense accruals and reserves, provisions for liabilities, and net operating loss carryforwards. A summary of these components for the years ending December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2018		2017
Deferred tax assets:
Real estate inventory	$24,804		$47,114
Accruals and reserves	28,556		12,872
Other	20,612		14,440
Net operating losses (1)	77,558	(1)	44,446
Capital loss carryforward	35,340		—
Total deferred tax assets	$186,870		$118,872
Deferred tax liabilities:
Real estate inventory, intangibles, other	(6,454)		(174)
Foreign exchange	—		200
Valuation allowance	(35,340)		(760)
Total net deferred tax assets	$145,076		$118,138
(1) A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from two acquisitions: 1) the 2011 acquisition of the Company by our former Principal Equityholders and 2) the 2018 acquisition of AV Homes. Both acquisitions are deemed to be a change in control as defined by Section 382.

On December 31, 2018 and 2017, we had a valuation allowance of $35.3 million and $0.8 million, respectively, against net deferred tax assets. For the year ended December 31, 2018, we recorded a net valuation allowance increase of $34.5 million. The increase is the result of the corporate reorganization which triggered a capital loss carryforward which is not expected to be realized. We have approximately $246.8 million in available gross federal NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for 20 years and begin to expire in 2027. State NOL carryforwards may be used to offset future taxable income for a period of 20 years, and begin to expire in 2026. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ending December 31,
(Dollars in thousands)	2018	2017	2016
Beginning of the period	$12,936	$7,773	$7,016
Increases of current year items	—	—	18
Increases from current year acquisitions	4,216	—	—
Increases of prior year items	475	5,163	739
Settlement with tax authorities	(9,818)	—	—
Decreased due to statute of limitations	(418)	—	—
End of the period	$7,391	$12,936	$7,773

The decrease in unrecognized tax benefits for the year ending December 31, 2018 was primarily the result of the completion of a state audit related to the utilization of the Company's state net operating losses. If the unrecognized tax benefits as of December 31, 2018 were to be recognized, approximately $5.9 million would impact the effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest. These amounts are included in income taxes payable and as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheets at December 31, 2018  and December 31, 2017.

We recognized potential penalties and interest expense on our uncertain tax positions of $0.7 million, $1.0 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016 respectively, which are included in income tax provision in the accompanying Consolidated Statements of Operations and income taxes payable in the accompanying Consolidated Balance Sheets.
We currently are under no active examinations by our major taxing authorities. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2014 through 2018.

13. STOCKHOLDERS’ EQUITY

Capital Stock

On October 26, 2018, in connection with the corporate reorganization as discussed in Note 1 - Business, all of the outstanding shares of New Taylor Morrison Class B common stock, par value $0.00001, were retired following an exchange of such shares and the corresponding New TMM Units for an equal number of shares of New Taylor Morrison Class A common stock, par value $0.00001. Therefore, following this transaction, only one class of New Taylor Morrison's common stock remains outstanding.

During the year ended December 31, 2018, we completed sales of our Class A Common Stock in registered public offerings. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by TPG and Oaktree. As a result, we adjusted Noncontrolling interests and Additional paid-in capital on the Consolidated Balance Sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold by the Company in the public offerings.
The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the year ended December 31, 2018:

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
January 8, 2018	11,000	$26.05
January 17, 2018 (1)	19,207	27.14
(1) The January 17, 2018 offering consisted of 17.7 million shares of Class A common stock offered by the Company and 1.5 million shares offered directly by TPG.

In addition, in a series of transactions following each public offering, the Company purchased 3.8 million shares of Class B common stock directly from TPG and Oaktree on both January 8, 2018 and January 17, 2018 at the same respective net purchase price per share in each public offering, for an aggregate total of $201.8 million, representing 7.6 million shares purchased. Following our public offering on January 17, 2018, our Former Principal Equityholders no longer had any remaining investment in us.

Stock Repurchase Program

The Company's stock repurchase program allows for repurchases of the Company's Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. Our Board of Directors can increase the amount available for repurchase under the program or extend the program. On November 21, 2018, our Board of Directors authorized an increase in the amount available for repurchase under the program by an additional $100 million and an extension of the program through December 31, 2019.

During the years ended December 31, 2018 and 2017, there were an aggregate of 8,504,827 and 195,824 shares of Class A Common repurchased, respectively.

The following table summarizes share repurchase activity for the program for the year ended December 31, 2018:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Amount available for repurchase — beginning of period	$95,902	$71,500
Additional amount authorized for repurchase	100,000	28,500
Amount repurchased	(138,465)	(4,098)
Amount available for repurchase — end of period	$57,437	$95,902

14. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, restricted stock units ("RSUs"), and other equity-based awards deliverable in shares of our Class A Common Stock. As of December 31, 2018 we had an aggregate of 8,361,376 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations (in thousands):

(Dollars in thousands)	Year Ended December 31,
	2018	2017	2016
Restricted stock units (RSUs) (1) (2)	$17,130	$6,487	$6,101
Stock options	3,994	4,504	3,717
New TMM Units (3)	—	596	1,094
Total stock compensation	$21,124	$11,587	$10,912

(1)	Includes compensation expense related to time-based restricted stock units and performance-based restricted stock units.

(2)	Stock-based compensation expense in 2018 includes approximately $6.5 million of expense recognized for the acceleration of equity awards as part of the acquisition of AV Homes.

(3)	As of December 31, 2017, all new TMM units were vested, and there was no further expense associated with them.

At December 31, 2018, 2017, and 2016, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $20.4 million, $19.8 million, and $18.8 million, respectively.

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

The following table summarizes stock option activity for the Plan for the year ended December 31, 2018:

	Year Ended December 31,
	2018		2017		2016
	Number of Options	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price
Outstanding, beginning	2,854,213	$17.50	2,431,347	$17.09	1,507,765	$21.07
Granted	726,473	23.86	792,054	19.06	1,146,643	11.61
Exercised	(118,992)	15.85	(288,808)	18.13	(7,786)	18.73
Cancelled/forfeited	(221,699)	18.71	(80,380)	18.64	(215,275)	15.76
Balance, ending	3,239,995	$18.87	2,854,213	$17.50	2,431,347	$17.09
Options exercisable, at December 31, 2018	1,537,977	$18.80	906,583	$19.62	633,059	$21.50

	As of December 31,
(Dollars in thousands)	2018	2017	2016
Unamortized value of unvested stock options (net of estimated forfeitures)	$6,470	$6,749	$7,317
Weighted-average period (in years) that expense is expected to be recognized	2.5	2.4	2.3
Weighted-average remaining contractual life (in years) for options outstanding	6.9	7.5	7.7
Weighted-average remaining contractual life (in years) for options exercisable	5.6	6.1	6.1

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

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	—%	—%	—%
Expected volatility	21.31%	24.37%	29.83%
Risk-free interest rate	2.68%	2.12%	1.35%
Expected term (in years)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$6.68	$5.56	$3.72

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2018, 2017, and 2016:

	As of December 31,
(Dollars in thousands)	2018	2017	2016
Aggregate intrinsic value of options outstanding	$3,432	$19,891	$8,054
Aggregate intrinsic value of options exercisable	$1,540	$4,400	$50

The aggregate intrinsic value is based on the market price of our Class A Common Stock on December 31, 2018, the last trading day in December 2018, which was $15.90, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2018.

Performance-Based Restricted Stock Units – In 2016, 2017, and 2018, we issued performance-based restricted stock units ("PRSUs") to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Class A common stock. The number of shares that may be issued in settlement of the PRSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning	1,190,740	824,217	254,543
Granted	338,472	392,404	674,525
Vested	(61,343)	—	—
Forfeited	(312,146)	(25,881)	(104,851)
Balance, ending	1,155,723	1,190,740	824,217

	Year Ended December 31,
(Dollars in thousands):	2018	2017	2016
PRSU expense recognized during the year ended December 31	$5,779	$3,257	$4,016
Unamortized value of PRSUs at December 31	$7,501	$6,756	$6,390
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.9

Non-Performance-Based Restricted Stock Units — Our non-performance-based RSUs consist of shares of our Class A Common Stock that have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally vest ratably over a three to four year period, based on the grant date. Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2018		2017		2016
(Dollars in thousands except per share data):	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	698,819	$15.65	534,484	$14.01	186,753	$18.88
Granted	333,397	20.35	257,182	19.48	417,074	11.99
Vested	(181,904)	13.01	(75,315)	17.43	(13,787)	19.66
Forfeited	(80,671)	16.90	(17,532)	14.10	(55,556)	13.83
Balance, ending	769,641	$16.73	698,819	$15.65	534,484	$14.01

	Year Ended December 31,
(Dollars in thousands):	2018	2017	2016
RSU expense recognized during the year ended December 31	$4,854	$3,148	$2,086
Unamortized value of RSUs at December 31	$6,435	$6,261	$4,666
Weighted-average period expense is expected to be recognized (in years)	1.9	2.5	2.7

The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient. During the twelve months ended December 31, 2018, 2017, and 2016, a total of 48,102, 15,550, and 203 shares, respectively, were withheld on net settlement for a de minimis amount.

Equity-Based Compensation Prior to the IPO

New TMM Units — Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions.
Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock was exchangeable for one share of Class A Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018		2017		2016
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding, beginning	883,921	$5.24	1,146,357	$5.58	1,312,874	$5.45
Exchanges (1)	(883,921)	5.24	(260,389)	6.72	(159,863)	4.34
Forfeited (2)	—	—	(2,047)	8.52	(6,654)	8.63
Balance, ending	—	$—	883,921	$5.24	1,146,357	$5.58
Unvested TMM Units included in ending balance (3)	—	$—	—	$—	80,178	$8.73

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Class A Common Stock.

(2)
Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been canceled.

(3)	All New TMM units vested as of December 31, 2017.

	Year Ended December 31,
(Dollars in thousands):	2018	2017	2016
Unamortized value of New TMM Units	$—	$—	$417
Weighted-average period expense is expected to be recognized (in years)	—	—	0.6

There are no unissued New TMM Unit awards remaining under the Class M Unit Plan and we do not intend to grant any future awards under the Class M Unit Plan.

15. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Former Principal Equityholders. For the years ended December 31, 2018 and 2017, we engaged in multiple equity offering transactions with our Former Principal Equityholders. Refer to Note 13-Stockholders' Equity for discussion regarding such transactions. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by TPG and Oaktree. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the consolidated balance sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock that we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings. The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the years ended December 31, 2018 and 2017:

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
February 6, 2017	11,500	$18.2875
March 27, 2017	10,000	20.7800
May 5, 2017	10,000	23.1200
June 27, 2017	10,000	23.3000
November 13, 2017	10,000	22.9500
January 8, 2018	11,000	26.0500
January 17, 2018 (1)	19,207	27.1400
(1) The January 17, 2018 offering consisted of 17.7 million shares of Class A common stock offered by the Company and 1.5 million shares offered directly by TPG.
During the year ended December 31, 2017, we entered into a contract to purchase 140 home lots in Tustin, California for a total purchase price of $30.0 million from Intracorp Companies, which is owned and controlled by a member of the Board of Directors. We also completed the purchase of 112 acres of land in South Carolina for $10.5 million. The land was purchased from IOTA Doby Bridge, LLC which is managed and partly owned by Gibralter Capital and Asset Management, LLC, a fund managed by Oaktree Capital.

For the year ended December 31, 2016, there were no transactions with affiliates.

16. EMPLOYEE BENEFIT, RETIREMENT, AND DEFERRED COMPENSATION PLANS

We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100% of employees’ voluntary contributions up to 2% of eligible compensation, and 50% for each dollar contributed between 2% and 6% of eligible compensation. We contributed $9.3 million, $7.8 million, and $3.7 million to the 401(k) Plan for the twelve months ended December 31, 2018, 2017, and 2016, respectively.

The Taylor Woodrow (USA) U.K. Supplementary Pension Plan is an unfunded, nonqualified pension plan for several individuals who transferred from the Company’s U.K. related companies to the employment of Taylor Woodrow on or before October 1, 1995. The recorded obligations represent benefits accrued by these individuals for service with Taylor Woodrow prior to the employees’ participation in the U.S. pension plan minus any benefit accrued in any other pension-type benefit plans sponsored by or contributed to a Taylor Woodrow Group-related company for the period of service prior to participation in the U.S. plan. In accordance with the plan document, the participants are entitled to a fixed monthly pension and a fixed survivor benefit after the age of 65. We had $1.5 million and $1.6 million accrued at December 31, 2018 and 2017, respectively, for obligations under this plan. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

We also maintain the Taylor Morrison Cash Balance Pension Plan (the “U.S. Cash Balance Plan”). This is a consolidated defined benefit plan arising from the 2007 merger of the parent companies of Taylor Woodrow Holdings (USA), Inc. and Morrison Homes, Inc. All full-time employees were eligible to participate in this plan. The contribution percentage is based on participant’s age and ranges from 2% to 4% of eligible compensation, plus 1% of eligible compensation over the social security wage base. For the years ended December 31, 2018, 2017, and 2016, we contributed $0.1 million, no contributions, and $0.8 million, respectively, to the plan. At December 31, 2018 and 2017, the unfunded status of the plan was $7.9 million and $8.1 million, respectively. These obligations are recorded in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Effective December 31, 2010, the U.S. Cash Balance Plan was amended to freeze participation so that no new or reemployed employees may become participants and to freeze all future benefit accruals to existing participants.

The changes in the total benefit obligation and in the fair value of assets and the funded status of the U.S. Cash Balance Plan are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Change in benefit obligations:
Benefit obligation — beginning of period	$34,178	$32,384
Interest on liabilities	1,144	1,245
Benefits paid	(723)	(1,772)
Settlements	(1,168)	—
Actuarial (gain)/loss	(2,892)	2,321
Benefit obligation — end of period	$30,539	$34,178
Change in fair value of plan assets:
Fair value of plan assets — beginning of period	26,064	24,117
Return on plan assets - (loss)/gain	(1,602)	3,720
Employer contributions	79	—
Benefits paid	(723)	(1,773)
Settlements	(1,168)	—
Fair value of plan assets — end of period	$22,650	$26,064
Unfunded status — end of period	$7,889	$8,114

The significant weighted-average assumptions adopted in measuring the benefit obligations and net periodic pension costs are as follows:

	Year Ended December 31,
	2018	2017	2016
Discount rate:
Net periodic pension cost	3.42%	3.97%	4.15%
Pension obligation	4.21	3.42	3.97
Expected return on plan assets	6.00	6.00	6.00

The overall expected long-term rate of return on plan assets assumption is determined based on the plan’s targeted allocation among asset classes and the weighted-average expected return of each class. The expected return of each class is determined based on the current yields on inflation-indexed bonds, current forecasts of inflation, and long-term historical real returns.

Components of net periodic pension cost of the U.S. Cash Balance Plan are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest cost	$1,144	$1,245	$1,289
Amortization of net actuarial loss	123	147	132
Expected return on plan assets	(1,520)	(1,377)	(1,342)
Net settlement loss	284	—	—
Net periodic pension cost	$31	$15	$79

Accumulated other comprehensive loss of $7.4 million and $7.6 million as of December 31, 2018 and 2017, respectively, has not yet been recognized as a component of net periodic pension cost. Net settlement losses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2018. We expect approximately $0.1 million of the amounts in accumulated other comprehensive income/(loss) will be recognized into net periodic pension cost during the year ending December 31, 2019.

The estimated future benefit payments in the next five years and the five years thereafter in aggregate are as follows (dollars in thousands):

Year Ending December 31,	Benefit Payments
2019	$1,181
2020	1,289
2021	1,324
2022	1,222
2023	1,472
2024–2028	$8,742

We expect approximately $0.5 million to be contributed to the U.S. Cash Balance Plan in the year ending December 31, 2019. The fair value of the U.S. Cash Balance Plan’s assets by asset categories is as follows:

(Dollars in thousands)	Fair Value Measurements at December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$11,551	$—	$—	$11,551
U.S. equity securities	7,588	—	—	7,588
International equity securities	2,605	—	—	2,605
Cash	453	—	—	453
Other	453	—	—	453
Total	$22,650	$—	$—	$22,650

(Dollars in thousands)	Fair Value Measurements at December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Fixed-income securities	$12,250	$—	$—	$12,250
U.S. equity securities	9,122	—	—	9,122
International equity securities	3,128	—	—	3,128
Cash	1,043	—	—	1,043
Other	521	—	—	521
Total	$26,064	$—	$—	$26,064

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
			100%

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss):

	Year Ended December 31, 2018
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,082	$(45,205)	$25,155	$(17,968)
Other comprehensive loss before reclassifications	(81)	—	—	(81)
Realized loss on foreign currency translation(1)	—	20,050	—	20,050
Other comprehensive income net of tax	$(81)	$20,050	$—	$19,969
Gross amounts reclassified within accumulated other comprehensive income	—	25,155	(25,155)	—
Balance, end of period	$2,001	$—	$—	$2,001
(1) In connection with the holding company reorganization on October 26, 2018 and through a series of transactions, all remaining assets in our Canadian subsidiary were contributed to a subsidiary in the United States, resulting in a foreign currency translation adjustment.

	Year Ended December 31, 2017
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Other comprehensive loss before reclassifications	21	—	—	21
Other comprehensive loss net of tax	$21	$—	$—	$21
Gross amounts reclassified within accumulated other comprehensive income	—	34,722	(34,722)	—
Balance, end of period	$2,082	$(45,205)	$25,155	$(17,968)

	Year Ended December 31, 2016
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,305	$(79,927)	$59,625	$(17,997)
Other comprehensive loss before reclassifications	(244)	—	—	(244)
Other comprehensive income/(loss) net of tax	$(244)	$—	$—	$(244)
Gross amounts reclassified within accumulated other comprehensive income	—	—	252	252
Balance, end of period	$2,061	$(79,927)	$59,877	$(17,989)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

18. OPERATING AND REPORTING SEGMENTS

We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling homes, and providing warranty and customer service. We aggregate our homebuilding operating components into three reporting segments, East, Central, and West, based on similar long-term economic characteristics. We also have a Financial Services reporting segment. We have no inter-segment sales.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver and Houston
West	Bay Area, Phoenix, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding (TMHF) and Inspired Title

Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows:

	Year Ended December 31, 2018
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,666,423	$1,139,622	$1,353,590	$67,758	$—	$4,227,393

Gross margin	$281,306	$161,323	$269,276	$26,289	$(1)	$738,193
Selling, general and administrative expense	(138,720)	(104,295)	(82,940)	—	(90,988)	(416,943)
Equity in income of unconsolidated entities	464	876	6,450	5,316	226	13,332
Interest and other (expense)/income, net	(5,615)	(3,259)	(526)	—	(51,666)	(61,066)
Income before income taxes	$137,435	$54,645	$192,260	$31,605	$(142,429)	$273,516

	Year Ended December 31, 2017
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,383,864	$1,112,984	$1,319,306	$69,136	$—	$3,885,290

Gross margin	$284,722	$206,386	$220,337	$27,484	$—	$738,929
Selling, general and administrative expense	(122,218)	(105,945)	(79,223)	—	(83,054)	(390,440)
Equity in income of unconsolidated entities	213	1,246	1,422	5,965	—	8,846
Interest and other (expense)/income, net	(314)	360	(190)	—	(1,535)	(1,679)
Income before income taxes	$162,403	$102,047	$142,346	$33,449	$(84,589)	$355,656

	Year Ended December 31, 2016
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,140,377	$1,129,533	$1,220,164	$59,955	$—	$3,550,029

Gross margin	$239,550	$205,574	$207,299	$27,856	$—	$680,279
Selling, general and administrative expense	(107,792)	(102,544)	(77,147)	—	(74,280)	(361,763)
Equity in income of unconsolidated entities	440	430	2,322	4,261	—	7,453
Interest and other (expense)/income, net	(6,988)	(2,404)	(419)	—	(1,952)	(11,763)
Income before income taxes	$125,210	$101,056	$132,055	$32,117	$(76,232)	$314,206

	As of December 31, 2018
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,862,756	$1,011,659	$1,164,079	$—	$—	$4,038,494
Investments in unconsolidated entities	—	35,476	100,693	4,015	357	140,541
Other assets	162,339	118,187	55,433	236,291	513,156	1,085,406
Total assets	$2,025,095	$1,165,322	$1,320,205	$240,306	$513,513	$5,264,441

	As of December 31, 2017
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,150,918	$818,431	$1,039,655	$—	$—	$3,009,004
Investments in unconsolidated entities	29,316	32,874	126,559	3,615	—	192,364
Other assets	85,753	124,593	53,492	225,641	635,046	1,124,525
Total assets	$1,265,987	$975,898	$1,219,706	$229,256	$635,046	$4,325,893

	As of December 31, 2016
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,110,339	$829,355	$1,114,758	$—	$—	$3,054,452
Investments in unconsolidated entities	25,923	30,146	98,625	3,215	—	157,909
Other assets	80,320	139,383	43,304	269,131	476,427	1,008,565
Total assets	$1,216,582	$998,884	$1,256,687	$272,346	$476,427	$4,220,926

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results are as follows(1):

(Dollars in thousands except per share data)	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total revenues	$752,333	$980,828	$1,036,379	$1,457,853
Gross margin	143,102	178,711	198,999	217,381
Income before income taxes	59,238	79,285	100,865	34,128
Net income before allocation to non-controlling interests (2)	47,532	59,292	94,441	9,215
Net income available to Taylor Morrison Home Corporation(2)	44,933	58,678	93,568	9,055
Basic earnings per share(2)	$0.42	$0.53	$0.84	$0.08
Diluted earnings per share(2)	$0.41	$0.52	$0.83	$0.08

(Dollars in thousands except per share data)	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total revenues	$769,090	$908,494	$908,027	$1,299,679
Gross margin	141,693	171,420	171,318	254,498
Income before income taxes	54,474	78,406	78,975	143,801
Net income before allocation to non-controlling interests	35,601	55,930	54,693	30,426
Net income available to Taylor Morrison Home Corporation	11,476	27,401	32,876	19,966
Basic earnings per share(2)	$0.30	$0.46	$0.45	$0.26
Diluted earnings per share(2)	$0.30	$0.46	$0.45	$0.26

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.
(2) 2018 and 2017 amounts include impacts of transaction and corporate reorganization expenses of $50.9 million and the Tax Act expense of $61.0 million, respectively.

20. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $397.2 million and $331.7 million as of December 31, 2018 and 2017, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2018 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of its business. We have a number of land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2018 and 2017, we had the right to purchase approximately 4,781 and 5,037 lots under land option and land purchase contracts, respectively, which represents an aggregate purchase price of $393.8 million and $405.3 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, we had $57.9 million and $49.8 million in land deposits related to land options and land purchase contracts, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2018 and 2017, our legal accruals were $5.7 million and $2.3 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Operating Leases — We lease office facilities and certain equipment under operating lease agreements. In most cases, we expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Approximate future minimum payments under the non-cancelable leases in effect at December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Lease Payments
2019	$10,342
2020	7,404
2021	6,105
2022	4,657
2023	3,661
Thereafter	6,923
Total	$39,092

Rent expense under non-cancelable operating leases for the year ended December 31, 2018, 2017 and 2016, was $6.4 million, $5.7 million and $5.3 million, respectively, and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

21. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in financial services revenue/expenses on the statement of operations and other comprehensive income. Unrealized gains and losses on the IRLCs, reflected as derivative assets, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	December 31, 2018		December 31, 2017
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$1,838	$75,090	$1,584	$73,817
MBSs	(739)	118,000	(232)	118,078
Total	$1,099		$1,352

Total commitments to originate loans approximated $83.4 million and $80.0 million for the years ended December 31, 2018 and 2017. This amount represents the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

22. SUBSEQUENT EVENTS

Subsequent to December 31, 2018, we repurchased and settled 3.2 million shares of our Class A Common Stock for approximately $57.4 million under our share repurchase program, fully utilizing our authorization limit. As of February 20, 2019, we have no availability to repurchase shares under the program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of AV Homes, which we acquired during 2018. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2018. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management excluded from its assessment the internal control over financial reporting for AV Homes, which was acquired on October 2, 2018, and represented 18.2% of the Company's consolidated total assets (excluding capitalized interest, but including goodwill) and 5.5% of the Company's consolidated homebuilding revenues as of and for the year ended December 31, 2018. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

(b) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AV Homes, which was acquired on October 2, 2018, and represented 18.2% of Company’s consolidated total assets (excluding capitalized interest, but including goodwill) and 5.5% of Company’s consolidated homebuilding revenues as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at AV Homes, Inc.
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
February 20, 2019

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2019 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 31, 2018, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,165,359	(2)	$18.87	(3)	8,361,376	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)	Equity compensation plans approved by security holders covers the Equity Plan. The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.

(2)
Column (a) includes 1,925,364 shares of our Class A Common Stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs”), outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs and DSUs, such equity awards are not include in the weighted-average exercise price calculation in column (b).

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
2.1**
Share Purchase Agreement, dated December 11, 2014, by and among Monarch Parent Inc., TMM Holdings Limited Partnership, 2444991 Ontario Inc. and Mattamy Group Corporation (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on December 16, 2014, and incorporated herein by reference).

2.2**
Agreement and Plan of Merger, dated June 7, 2018, among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference.)

2.3
Agreement and Plan of Merger, dated as of October 26, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Home II Corporation and Second Half 2018 Mergerco Inc. (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

3.2
First Amendment to the Amended and Restated Certificate of Incorporation (included as Exhibit 3.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

3.3	Amended and Restated By-laws (included as Exhibit 3.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).
3.4	Amendment to the Amended and Restated By-laws (included as Exhibit 3.4 to the Company’s Current Report on Form 8-, filed on October 26, 2018, and incorporated herein by reference).
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

4.4
Senior Notes Indenture, dated as of May 18, 2017, among AV Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as Trustee, in respect of 6.625% Senior Notes due 2022 (included as Exhibit 4.1 to AV Homes’ Current Report on Form 8-K, filed on May 18, 2017 (File No. 001-07395), and incorporated herein by reference).

4.5
Second Supplemental Indenture, among Taylor Morrison Communities, Inc., the subsidiary guarantors party thereto, the guaranteeing subsidiaries party thereto and Wilmington Trust, National Association, dated as of October 2, 2018 (included as Exhibit 4.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 2, 2018, and incorporated herein by reference).

4.6
Indenture, dated as of February  4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee (included as Exhibit 4.1 to AV Homes’ Current Report on Form 8-K (File No. 001-07395), filed on February 4, 2011, and incorporated herein by reference).

4.7
Third Supplemental Indenture, dated as of June  23, 2015, between AV Homes, Inc. and Wilmington Trust FSB, as Trustee, in respect of 6.00% Senior Convertible Notes due 2020 (included as Exhibit 4.2 to AV Homes’ Current Report on Form 8-K (File No. 001-07395), filed with the SEC on June 23, 2015, and incorporated herein by reference).

4.8
Seventh Supplemental Indenture, dated as of October 2, 2018, between AV Homes, Inc. and Wilmington Trust FSB, as Trustee, in respect of 6.00% Senior Convertible Notes due 2020 (included as Exhibit 4.5 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 2, 2018, and incorporated herein by reference).

4.9
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

10.1
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

10.3(a)
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

10.3(b)
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

10.3(c)
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

10.3(d)
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

10.3(e)
Amendment No. 6, dated as of June 29, 2018, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014, December 22, 2014, April 24, 2015 and January 26, 2018), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.4†
Form of Indemnification Agreement (included as Exhibit 10.4 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.5†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 12, 2016, and incorporated herein by reference).

10.6†
Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.7†
Taylor Morrison Long-Term Cash Incentive Plan (included as Exhibit 10.18 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.8†
Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.9†
Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.10†
TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.11†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.12†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.13†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.14†
Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation's Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference.

10.15†
2015 Non-Employee Director Deferred Compensation Plan (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.15(a)†
Form of Deferred Stock Unit Award Agreement (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.16
Amendment dated as of March 15, 2015 to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership of TMM Holdings II Limited Partnership (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.17†
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

10.18†
Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.19†
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

10.2
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

10.22
Purchase Agreement, dated as of May 1, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 5, 2017, and incorporated herein by reference).

10.23
Purchase Agreement, dated as of June 21, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 27, 2017, and incorporated herein by reference).

10.24
Purchase Agreement, dated as of November 8, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on November 13, 2017, and incorporated herein by reference).

10.25
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.26
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.27
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.28
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.29
Second Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated January 11, 2018 (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.30
Third Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated September 26, 2018 (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on October 31, 2018, and incorporated herein by reference).

10.31*	Fourth Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated October 15, 2018.
10.32*
Contribution Agreement, dated October 16, 2018, between Taylor Morrison Home Corporation, New Taylor Morrison and the holders of Taylor Morrison Home Corporation’s Class B common stock and paired TMM Holdings II Limited Partnership Units.

10.33
Voting Agreement, dated June 7, 2018, by and between Taylor Morrison Home Corporation and TPG Capital (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference).

10.34†
Form of Omnibus Amendment to the Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended as of June 14, 2018) (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.35
364-Day Credit Agreement, among the Borrower, Taylor Morrison Holdings, Inc., Taylor Morrison Holdings II, Inc., TMM Holdings Limited Partnership, Taylor Morrison Finance, Inc., each lender from time to time party thereto and Citibank N.A., as administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 2, 2018, and incorporated herein by reference).

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

* Filed herewith.
** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: February 20, 2019

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

Signature	Title	Date

/s/ Jeffry L. Flake	Director	February 20, 2019
Jeffry L. Flake

/s/ James Henry	Director	February 20, 2019
James Henry

/s/ Peter Lane	Director	February 20, 2019
Peter Lane

/s/ David Merritt	Director	February 20, 2019
David Merritt

/s/ Anne L. Mariucci	Director	February 20, 2019
Anne L. Mariucci

/s/ Andrea Owen	Director	February 20, 2019
Andrea Owen

/s/ Denise Warren	Director	February 20, 2019
Denise Warren

EXHIBIT INDEX

Exhibit No.	Description
2.1**
Share Purchase Agreement, dated December 11, 2014, by and among Monarch Parent Inc., TMM Holdings Limited Partnership, 2444991 Ontario Inc. and Mattamy Group Corporation (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on December 16, 2014, and incorporated herein by reference).

2.2**
Agreement and Plan of Merger, dated June 7, 2018, among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference.)

2.3
Agreement and Plan of Merger, dated as of October 26, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Home II Corporation and Second Half 2018 Mergerco Inc. (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

3.2
First Amendment to the Amended and Restated Certificate of Incorporation (included as Exhibit 3.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

3.3	Amended and Restated By-laws (included as Exhibit 3.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).
3.4	Amendment to the Amended and Restated By-laws (included as Exhibit 3.4 to the Company’s Current Report on Form 8-, filed on October 26, 2018, and incorporated herein by reference).
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

4.4
Senior Notes Indenture, dated as of May 18, 2017, among AV Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as Trustee, in respect of 6.625% Senior Notes due 2022 (included as Exhibit 4.1 to AV Homes’ Current Report on Form 8-K, filed on May 18, 2017 (File No. 001-07395), and incorporated herein by reference).

4.5
Second Supplemental Indenture, among Taylor Morrison Communities, Inc., the subsidiary guarantors party thereto, the guaranteeing subsidiaries party thereto and Wilmington Trust, National Association, dated as of October 2, 2018 (included as Exhibit 4.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 2, 2018, and incorporated herein by reference).

4.6
Indenture, dated as of February  4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee (included as Exhibit 4.1 to AV Homes’ Current Report on Form 8-K (File No. 001-07395), filed on February 4, 2011, and incorporated herein by reference).

4.7
Third Supplemental Indenture, dated as of June  23, 2015, between AV Homes, Inc. and Wilmington Trust FSB, as Trustee, in respect of 6.00% Senior Convertible Notes due 2020 (included as Exhibit 4.2 to AV Homes’ Current Report on Form 8-K (File No. 001-07395), filed with the SEC on June 23, 2015, and incorporated herein by reference).

4.8
Seventh Supplemental Indenture, dated as of October 2, 2018, between AV Homes, Inc. and Wilmington Trust FSB, as Trustee, in respect of 6.00% Senior Convertible Notes due 2020 (included as Exhibit 4.5 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 2, 2018, and incorporated herein by reference).

4.9
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).

10.1
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

10.3(a)
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

10.3(b)
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

10.3(c)
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

10.3(d)
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

10.3(e)
Amendment No. 6, dated as of June 29, 2018, to the Second Amended and Restated Credit Agreement, dated as of July 13, 2011 (as amended and restated as of April 13, 2012, thereafter amended as of August 15, 2012 and December 27, 2012, as further amended and restated as of April 12, 2013 and thereafter amended as of January 15, 2014, December 22, 2014, April 24, 2015 and January 26, 2018), by and among Taylor Morrison Communities, Inc., TMM Holdings Limited Partnership, Taylor Morrison Holdings II, Inc., Taylor Morrison Communities II, Inc., Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent for the lenders (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.4†
Form of Indemnification Agreement (included as Exhibit 10.4 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.5†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 12, 2016, and incorporated herein by reference).

10.6†
Form of Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) (included as Exhibit 10.15 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.7†
Taylor Morrison Long-Term Cash Incentive Plan (included as Exhibit 10.18 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.8†
Form of Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.16 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.9†
Form of Class B Common Stock Subscription Agreement with Taylor Morrison Home Corporation (included as Exhibit 10.17 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.10†
TMM Holdings II Limited Partnership 2013 Common Unit Plan (included as Exhibit 10.23 to Amendment No. 5 to Taylor Morrison Home Corporation’s Registration Statement on Form S-1, filed on April 4, 2013, and incorporated herein by reference).

10.11†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.12†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.13†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.14†
Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation's Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference.

10.15†
2015 Non-Employee Director Deferred Compensation Plan (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.15(a)†
Form of Deferred Stock Unit Award Agreement (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.16
Amendment dated as of March 15, 2015 to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership of TMM Holdings II Limited Partnership (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.17†
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

10.18†
Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.19†
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

10.2
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

10.22
Purchase Agreement, dated as of May 1, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 5, 2017, and incorporated herein by reference).

10.23
Purchase Agreement, dated as of June 21, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 27, 2017, and incorporated herein by reference).

10.24
Purchase Agreement, dated as of November 8, 2017, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on November 13, 2017, and incorporated herein by reference).

10.25
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.26
Purchase Agreement, dated as of January 3, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 8, 2018, and incorporated herein by reference).

10.27
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.28
Purchase Agreement, dated as of January 11, 2018, by and among Taylor Morrison Home Corporation and certain sellers named in Schedule I thereto (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.29
Second Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated January 11, 2018 (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference).

10.3
Third Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated September 26, 2018 (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on October 31, 2018, and incorporated herein by reference).

10.31*	Fourth Amendment to the Amended and Restated Agreement of Exempted Limited Partnership of TMM Holdings II Limited Partnership, dated October 15, 2018.
10.32*
Contribution Agreement, dated October 16, 2018, between Taylor Morrison Home Corporation, New Taylor Morrison and the holders of Taylor Morrison Home Corporation’s Class B common stock and paired TMM Holdings II Limited Partnership Units.

10.33
Voting Agreement, dated June 7, 2018, by and between Taylor Morrison Home Corporation and TPG Capital (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on June 7, 2018, and incorporated herein by reference).

10.34†
Form of Omnibus Amendment to the Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended as of June 14, 2018) (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.35
364-Day Credit Agreement, among the Borrower, Taylor Morrison Holdings, Inc., Taylor Morrison Holdings II, Inc., TMM Holdings Limited Partnership, Taylor Morrison Finance, Inc., each lender from time to time party thereto and Citibank N.A., as administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 2, 2018, and incorporated herein by reference).

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

21.1*	Subsidiaries of Taylor Morrison Home Corporation
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
†	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

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