Form 10-Q
period 2019-03-31
Taylor Morrison Home Corp
filed 2019-05-01
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2019
Class A common stock, $0.00001 par value	107,368,829

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$171,982	$329,645
Restricted cash	1,824	2,214
Total cash, cash equivalents, and restricted cash	173,806	331,859
Owned inventory	4,101,283	3,965,306
Real estate not owned	14,893	15,259
Total real estate inventory	4,116,176	3,980,565
Land deposits	55,063	57,929
Mortgage loans held for sale	103,705	181,897
Derivative assets	3,470	1,838
Operating lease right of use assets	29,378	—
Prepaid expenses and other assets, net	94,459	98,225
Other receivables, net	92,585	86,587
Investments in unconsolidated entities	138,334	140,541
Deferred tax assets, net	145,076	145,076
Property and equipment, net	85,275	86,736
Intangible assets, net	961	1,072
Goodwill	152,116	152,116
Total assets	$5,190,404	$5,264,441
Liabilities
Accounts payable	$143,082	$151,586
Accrued expenses and other liabilities	250,277	266,686
Operating lease liabilities	32,497	—
Customer deposits	176,902	165,432
Estimated development liability	37,104	37,147
Senior notes, net	1,653,459	1,653,746
Loans payable and other borrowings	192,764	225,497
Revolving credit facility borrowings	235,000	200,000
Mortgage warehouse borrowings	59,114	130,353
Liabilities attributable to real estate not owned	14,893	15,259
Total liabilities	2,795,092	2,845,706
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Class A common stock, $0.00001 par value, 400,000,000 shares authorized, 124,997,685 and 124,519,942 shares issued, 109,066,720 and 112,965,856 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Class B common stock, $0.00001 par value, 200,000,000 shares authorized. Zero shares issued and outstanding as of March 31, 2019 and December 31, 2018.	—	—
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	2,073,542	2,071,579
Treasury stock at cost, 15,930,963 and 11,554,084 shares as of March 31, 2019 and December 31, 2018, respectively	(263,926)	(186,087)
Retained earnings	578,829	527,698
Accumulated other comprehensive income	2,285	2,001
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,390,731	2,415,192
Non-controlling interests – joint ventures	4,581	3,543
Total stockholders’ equity	2,395,312	2,418,735
Total liabilities and stockholders’ equity	$5,190,404	$5,264,441

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2019	2018
Home closings revenue, net	$899,881	$732,959
Land closings revenue	4,113	5,168
Financial services revenue	16,044	14,206
Amenity and other revenue	5,054	—
Total revenue	925,092	752,333
Cost of home closings	735,797	594,906
Cost of land closings	2,692	4,281
Financial services expenses	10,721	10,044
Amenity and other expenses	3,842	—
Total cost of revenue	753,052	609,231
Gross margin	172,040	143,102
Sales, commissions and other marketing costs	67,429	53,698
General and administrative expenses	36,454	33,318
Equity in income of unconsolidated entities	(2,319)	(3,246)
Interest income, net	(333)	(343)
Other (income)/expense, net	(1,392)	437
Transaction expenses	4,129	—
Income before income taxes	68,072	59,238
Income tax provision	16,791	11,706
Net income before allocation to non-controlling interests	51,281	47,532
Net income attributable to non-controlling interests — joint ventures	(150)	(129)
Net income before non-controlling interests	51,131	47,403
Net income attributable to non-controlling interests	—	(2,470)
Net income available to Taylor Morrison Home Corporation	$51,131	$44,933
Earnings per common share
Basic	$0.46	$0.42
Diluted	$0.46	$0.41
Weighted average number of shares of common stock:
Basic	110,512	107,195
Diluted	111,668	114,767

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Income before non-controlling interests, net of tax	$51,281	$47,532
Post-retirement benefits adjustments, net of tax	(284)	—
Comprehensive income	50,997	47,532
Comprehensive income attributable to non-controlling interests — joint ventures	(150)	(129)
Comprehensive income attributable to non-controlling interests	—	(2,470)
Comprehensive income available to Taylor Morrison Home Corporation	$50,847	$44,933

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2018	112,965,856	$1	—	$—	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$2,418,735
Net income	—	—	—	—	—	—	—	51,131	—	150	51,281
Other comprehensive income	—	—	—	—	—	—	—	—	284	—	284
Exercise of stock options	3,176	—	—	—	39	—	—	—	—	—	39
Issuance of restricted stock units, net of shares withheld for tax	474,567	—	—	—	(1,493)	—	—	—	—	—	(1,493)
Repurchase of Class A common stock	(4,376,879)	—	—	—	—	4,376,879	(77,839)	—	—	—	(77,839)
Stock Compensation Expense	—	—	—	—	3,417	—	—	—	—	—	3,417
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	(17)	(17)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	905	905
Balance – March 31, 2019	109,066,720	$1	—	$—	$2,073,542	15,930,963	$(263,926)	$578,829	$2,285	$4,581	$2,395,312

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance – December 31, 2017	82,399,996	$1	37,179,616	$—	$1,341,873	3,049,257	$(47,622)	$319,833	$(17,968)	$1,663	$748,765	$2,346,545
Cumulative-effect adjustment to Retained Earnings, net of tax related to adoption of ASU No. 2014-09 (see Note 2)	—	—	—	—	—	—	—	1,983	—	—	—	1,983
Net income	—	—	—	—	—	—	—	44,933	—	129	2,470	47,532
Exchange of New TMM Units and corresponding number of Class B Common Stock	15,000	—	(15,000)	—	1,265	—	—	—	—	—	(1,265)	—
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	—	(7,588,771)	—	(201,775)	—	—	—	—	—	—	(201,775)
Exercise of stock options	37,060	—	—	—	580	—	—	—	—	—	—	580
Issuance of restricted stock units	149,217	—	—	—	(1,482)	—	—	—	—	—	—	(1,482)
Exchange of B shares from public offerings	28,706,924	—	—	—	730,112	—	—	—	—	—	—	730,112
Repurchase of New TMM Units from Former Principal Equityholders	—	—	(28,706,924)	—	—	—	—	—	—	—	(730,963)	(730,963)
Share based compensation	—	—	—	—	3,359	—	—	—	—	—	184	3,543
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	(445)	—	(445)
Balance – March 31, 2018	111,308,197	$1	868,921	$—	$1,873,932	3,049,257	$(47,622)	$366,749	$(17,968)	$1,347	$19,191	$2,195,630

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$51,281	$47,532
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(2,319)	(3,246)
Stock compensation expense	3,417	3,543
Distributions of earnings from unconsolidated entities	2,435	541
Depreciation and amortization	7,765	5,015
Operating lease expense	2,065	—
Debt issuance costs/premium amortization	(71)	878
Contingent consideration	—	146
Deferred income taxes	—	106
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(133,111)	(120,004)
Mortgages held for sale, prepaid expenses and other assets	42,670	78,862
Customer deposits	11,470	37,294
Accounts payable, accrued expenses and other liabilities	(13,896)	(59,494)
Income taxes payable	—	9,532
Net cash (used in)/provided by operating activities	(28,294)	705
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,194)	(2,695)
Distributions of capital from unconsolidated entities	3,180	492
Investments of capital into unconsolidated entities	(1,089)	(2,118)
Net cash used in investing activities	(4,103)	(4,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	2,066	1,823
Repayments of loans payable and other borrowings	(13,078)	(2,884)
Borrowings on revolving credit facility	35,000	—
Borrowings on mortgage warehouse	159,522	145,925
Repayment on mortgage warehouse	(230,761)	(223,225)
Payment of contingent consideration	—	(265)
Proceeds from stock option exercises	39	580
Proceeds from issuance of shares from public offerings	—	767,116
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	(201,775)
Repurchase of shares from Former Principal Equityholders	—	(767,967)
Repurchase of common stock, net	(77,839)	—
Payment of taxes related to net share settlement of equity awards	(1,493)	(1,482)
Changes to non-controlling interests of consolidated joint ventures, net	888	(445)
Net cash used in financing activities	(125,656)	(282,599)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(158,053)	$(286,215)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	331,859	575,503
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$173,806	$289,288
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(1)	$(2,069)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$11,120	$7,829
Change in inventory not owned	$(366)	$(517)
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$—	$(32,004)
Change in Property and equipment, net due to adoption of ASU 2014-09	$—	$32,004
Beginning Operating lease right of use assets due to adoption of ASU 2016-02	$27,384	$—
Beginning Operating lease right of use liabilities due to adoption of ASU 2016-02	$30,331	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of March 31, 2019, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Illinois, North and South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding segments operate under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Non-controlling interests – Represents the amount of income attributable to our former principal equityholders for the quarter ended March 31, 2018 on the Condensed Consolidated Statement of Operations. As of March 31, 2018, the former principal equityholders no longer held any ownership interest in the Company.

Non-controlling interests - Joint Ventures - We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Condensed Consolidated Statements of Operations.

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

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is charged to cost of sales.

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2019 and 2018, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2019 and December 31, 2018 we had no inactive projects.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is reflected in Real estate not owned with a corresponding liability in Liabilities attributable to real estate not owned in the Condensed Consolidated Balance Sheets.

Investments in Unconsolidated Entities — We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three months ended March 31, 2019 or 2018.

Leases — We adopted Accounting Standards Update (“ASU”) No. 2016-02—Leases (Topic 842), as amended, on January 1, 2019, using the modified retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the hindsight practical expedient to determine the lease term for existing leases.

Our leases primarily consist of office space, construction trailers, model leasebacks, and equipment or storage units. Certain of our leases offer the option to renew or to increase rental square footage. The execution of such options are at our discretion and may result in a lease modification.

Adoption of the new standard resulted in the recording of an opening balance of Operating lease right of use assets and Operating lease liabilities of approximately $27.4 million and $30.3 million, respectively. The weighted average discount rate used in determining our operating lease liabilities is 5.795%. Payments on the lease liabilities for the three months ended March 31, 2019 were approximately $2.0 million. For the three months ended March 31, 2019, we recorded lease expense of approximately $2.1 million within General and administrative expenses on our condensed consolidated statement of operations.

The future minimum lease payments required under our leases as of March 31, 2019 are as follows (dollars in thousands):

Years Ending December 31,	Lease Payments(1)
2019(1)	$7,314
2020	7,906
2021	7,050
2022	5,728
2023	4,701
Thereafter	9,069
Total lease payments	$41,768
Less: Interest	$9,271
Present value of lease liabilities.	$32,497
(1)Lease payments for the period beginning April 1, 2019 through December 31, 2019.

Revenue Recognition

Topic 606
We recognize revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”). The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

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

Amenity and other revenue
We own and operate certain amenities pursuant to recorded mandatory club plans, which require us to provide club members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from the club members, which are billed on a monthly basis. Revenue from our golf club operations is also included in amenity revenue.

Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets, therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in financial services revenue/expenses are realized and unrealized gain and losses from hedging instruments.

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

(Dollars in thousands)	AV Homes
Acquisition Date	October 2, 2018
Assets acquired
Real estate inventory	$778,174
Prepaid expenses and other assets(1)	106,612
Deferred tax assets, net	71,411
Property and equipment	50,996
Goodwill(2)	85,918
Total assets	$1,093,111

Less liabilities assumed
Accrued expenses and other liabilities	$94,308
Customer deposits	14,130
Estimated development liability	37,230
Senior notes, net	412,520
Net assets acquired	$534,923
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $45.1 million of goodwill to the East homebuilding segment, $30.3 million to the Central homebuilding segment, and $10.5 million to the West homebuilding segment.

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the periods presented include the results of operations of our acquisition of AV Homes as if it had been completed on January 1, in the year prior to our acquisition year. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of AV Homes for the periods presented.

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

	As Adjusted for the three months ended March 31,
(Dollars in thousands except per share data)	2019 (As reported)	2018 (Pro forma)
Total revenues	$925,092	$904,341

Net income	$51,281	$45,189
Net income attributable to non-controlling interests — joint ventures	(150)	(129)
Net income attributable to non-controlling interest - Former Principal Equityholders	—	(2,470)
Net income available to TMHC - Basic	$51,131	$42,590
Net income attributable to non-controlling interest - Former Principal Equityholders	—	2,470
Loss fully attributable to public holding company	—	165
Net income - Diluted	$51,131	$45,225

Weighted average shares - Basic	110,512	116,319
Weighted average shares - Diluted	111,668	123,890

Earnings per share - Basic	$0.46	$0.37
Earnings per share - Diluted	$0.46	$0.37

4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Class A Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Numerator:
Net income available to TMHC – basic	$51,131	$44,933
Net income attributable to non-controlling interest	—	2,470
Loss fully attributable to public holding company	—	165
Net income – diluted	$51,131	$47,568
Denominator:
Weighted average shares – basic	110,512	107,195
Weighted average shares – non-controlling interest	—	5,849
Restricted stock units	922	1,126
Stock Options	234	597
Weighted average shares – diluted	111,668	114,767
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.46	$0.42
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.46	$0.41

We excluded a total weighted average of 3,060,096 and 481,705 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) from the calculation of earnings per share for the three months ended March 31, 2019 and 2018, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Real estate developed and under development	$2,857,408	$2,833,875
Real estate held for development or held for sale (1)	72,118	61,415
Operating communities (2)	1,064,839	973,985
Capitalized interest	106,918	96,031
Total owned inventory	4,101,283	3,965,306
Real estate not owned	14,893	15,259
Total real estate inventory	$4,116,176	$3,980,565
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement and properties where we have ceased development and/or marketing.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2019		December 31, 2018
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	8,524	$367,988	9,653	$461,387
Partially developed	13,492	867,855	12,036	756,376
Finished	21,621	1,693,683	21,975	1,677,527
Total	43,637	$2,929,526	43,664	$2,895,290

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of March 31, 2019 and December 31, 2018, we had the right to purchase 4,136 and 4,781 lots under land option purchase contracts, respectively, for an aggregate purchase price of $310.9 million and $393.8 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of March 31, 2019 and December 31, 2018, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $55.1 million and $57.9 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest capitalized - beginning of period	$96,031	$90,496
Interest incurred	27,792	19,686
Interest amortized to cost of home closings	(16,905)	(14,848)
Interest capitalized - end of period	$106,918	$95,334

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We have investments in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities.

Some of these joint ventures develop land for the sole use of the joint venture participants, including us, and others develop land for sale to both the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	March 31, 2019	December 31, 2018
Assets:
Real estate inventory	$452,964	$508,795
Other assets	138,806	125,436
Total assets	$591,770	$634,231
Liabilities and owners’ equity:
Debt	$193,901	$176,564
Other liabilities	16,178	16,061
Total liabilities	210,079	192,625
Owners’ equity:
TMHC	138,334	140,541
Others	243,357	301,075
Total owners’ equity	381,691	441,616
Total liabilities and owners’ equity	$591,770	$634,241

	Three Months Ended March 31,
	2019	2018
Revenues	$61,016	$59,074
Costs and expenses	(52,820)	(47,332)
Income of unconsolidated entities	$8,196	$11,742
TMHC’s share in income of unconsolidated entities	$2,319	$3,246
Distributions to TMHC from unconsolidated entities	$5,615	$1,033

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Real estate development costs to complete	$15,044	$16,591
Compensation and employee benefits	38,663	73,955
Self-insurance and warranty reserves	87,887	93,790
Interest payable	35,526	21,385
Property and sales taxes payable	12,193	14,861
Other accruals	60,964	46,104
Total accrued expenses and other liabilities	$250,277	$266,686

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Reserve - beginning of period	$93,790	$51,010
Additions to reserves	7,848	5,043
Costs and claims incurred	(14,595)	(5,060)
Change in estimates to existing reserves	844	(657)
Reserve - end of period	$87,887	$50,336

8. ESTIMATED DEVELOPMENT LIABILITY

The estimated development liability consists primarily of the estimated cost of future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. We obtained third-party engineer evaluations and recorded this liability at fair value to reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

9. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2019			December 31, 2018
	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.25% Senior Notes due 2021	$550,000	$(2,395)	$547,605	$550,000	$(2,695)	$547,305
6.625% Senior Notes due 2022	400,000	10,794	410,794	400,000	11,656	411,656
5.875% Senior Notes due 2023	350,000	(2,293)	347,707	350,000	(2,434)	347,566
5.625% Senior Notes due 2024	350,000	(2,647)	347,353	350,000	(2,781)	347,219
Senior Notes subtotal	1,650,000	3,459	1,653,459	1,650,000	3,746	1,653,746
Loans payable and other borrowings	192,764	—	192,764	225,497	—	225,497
Revolving Credit Facility	35,000	—	35,000	—	—	—
364-Day Credit Agreement	200,000	—	200,000	200,000	—	200,000
Mortgage warehouse borrowings	59,114	—	59,114	130,353	—	130,353
Total Senior Notes and other financing	$2,136,878	$3,459	$2,140,337	$2,205,850	$3,746	$2,209,596

2021 Senior Notes
On April 16, 2013, we issued $550.0 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Senior Notes”).

The 2021 Senior Notes mature on April 15, 2021. The 2021 Senior Notes are guaranteed by TMM Holdings Limited Partnership (“TMM”), Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The 2021 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture for the 2021 Senior Notes contains covenants that limit (i) the making of investments, (ii) the payment of dividends and the redemption of equity and junior debt, (iii) the incurrence of additional indebtedness, (iv) asset dispositions, (v) mergers and similar corporate transactions, (vi) the incurrence of liens, (vii) prohibitions on payments and asset transfers among the issuers and restricted subsidiaries and (viii) transactions with affiliates, among others. The indenture governing the 2021 Senior Notes contains customary events of default. If we do not apply the net cash proceeds of certain asset sales within specified deadlines, we will be required to offer to repurchase the 2021 Senior Notes at par (plus accrued and unpaid interest) with such proceeds. We are also required to offer to repurchase the 2021 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events.

The 2021 Senior Notes are redeemable at scheduled redemption prices at 101.313%, as of March 31, 2019, and currently 100.0%, of their principal amount (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2021 Senior Notes.

2022 Senior Notes
On October 2, 2018, we assumed $400.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the "2022 Senior Notes"). The carrying value of $411.7 million at December 31, 2018 reflects the acquisition fair value adjustment of the debt instrument, net of amortization.
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

Revolving Credit Facility
Our $600.0 million Revolving Credit Facility matures on January 26, 2022 and is guaranteed by the same Guarantors that guarantee the various Senior Notes.

The Revolving Credit Facility includes $2.4 million and $2.7 million of unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, we had $61.0 million and $62.3 million, respectively, of utilized letters of credit, resulting in $504.0 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
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

As of March 31, 2019, we were in compliance with all of the covenants under the Revolving Credit Facility.

364-Day Credit Agreement
Our 364-Day Credit Agreement matures on October 1, 2019 and is a term loan facility under which we borrowed an aggregate principal amount of $200.0 million.
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
As of March 31, 2019, we were in compliance with all of the covenants under the 364-Day Credit Agreement.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$12,271	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	9,181	50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	37,662	75,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$59,114	$170,000

	As of December 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,484	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,164	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	62,705	100,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$130,353	$230,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2019 and December 31, 2018 were collateralized by a) $103.7 million and $181.9 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.4 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2019 and December 31, 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of March 31, 2019 and December 31, 2018. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility and our 364-Day Credit Agreement approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2019, when compared to December 31, 2018.

The carrying value and fair value of our financial instruments are as follows:

		March 31, 2019		December 31, 2018
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$103,705	$103,705	$181,897	$181,897
Derivative assets, net	2	2,488	2,488	1,099	1,099
Mortgage warehouse borrowings	2	59,114	59,114	130,353	130,353
Loans payable and other borrowings	2	192,764	192,764	225,497	225,497
5.25% Senior Notes due 2021 (1)	2	547,605	549,505	547,304	544,500
6.625% Senior Notes due 2022 (2)	2	410,794	414,520	411,656	400,520
5.875% Senior Notes due 2023 (1)	2	347,707	356,125	347,566	337,750
5.625% Senior Notes due 2024 (1)	2	347,353	345,520	347,219	332,500
Revolving Credit Facility	2	35,000	35,000	—	—
364-Day Credit Agreement	2	200,000	200,000	200,000	200,000
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2)Carrying value for 6.625% Senior Notes due 2022 reflects the acquisition fair value adjustment whereas the fair value reflects current market pricing.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2018
Inventories	3	$5,545

At March 31, 2019, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

11. INCOME TAXES
We recorded income tax expense of $16.8 million and $11.7 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate for the three months ended March 31, 2019 was 24.7%, compared to 19.8% for the same period in 2018. The effective tax rate for the first quarter of 2018 was favorably impacted by the extension of federal energy tax credits earned from building energy efficient homes through 2017. To date, there has been no extension of the federal energy credits beyond 2017.

At both March 31, 2019 and December 31, 2018, cumulative gross unrecognized tax benefits were $7.4 million. If the unrecognized tax benefits as of March 31, 2019 were to be recognized, approximately $5.9 million would affect our effective tax rate. We had $0.7 million of gross interest and penalties related to unrecognized tax positions accrued as of both March 31, 2019 and December 31, 2018.

12. STOCKHOLDERS’ EQUITY
Stock Repurchase Program — The Company's stock repurchase program allows for repurchases of the Company's Class A Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements.

The following table summarizes share repurchase activity for the program for the periods presented:

	Three months ended March 31,
(Dollars in thousands)	2019	2018(1)
Amount available for repurchase — beginning of period	$57,437	$95,902
Additional amount authorized for repurchase	100,000	100,000
Amount repurchased	(77,839)	(100,000)
Amount available for repurchase — end of period	$79,598	$95,902

(1) For the three months ended March 31, 2018, we repurchased 7.6 million shares of Class A Common Stock from our Former Principal Equityholders which is not reflected in the table above.

During the three months ended March, 31, 2019 and 2018, we repurchased 4,376,879 and 3,838,771 shares under the Company's stock repurchase program, respectively.

13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Class A Common Stock. As of March 31, 2019, we had an aggregate of 6,723,757 shares of Class A Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted stock units (1)	$2,514	$2,302
Stock options	903	1,241
Total stock compensation	$3,417	$3,543

(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

At March 31, 2019 and December 31, 2018, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $33.5 million and $20.4 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,925,364	$16.49
Granted	670,100	18.34
Vested	(789,643)	13.16
Forfeited (1)	(4,082)	18.56
Balance at March 31, 2019	1,801,739	$18.74

(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

During the three months ended March 31, 2019, we granted time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

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

Stock Options – The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	3,239,995	$18.87
Granted	980,536	18.06
Exercised	(3,176)	12.12
Canceled/Forfeited	(10,248)	22.61
Outstanding at March 31, 2019	4,207,107	$18.68
Options exercisable at March 31, 2019	2,161,078	$18.48

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands).

	Three Months Ended March 31, 2019
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Former Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,001	$—	$—	$2,001
Other comprehensive income before reclassifications	284	—	—	284
Other comprehensive income, net of tax	$284	$—	$—	$284
Balance, end of period	$2,285	$—	$—	$2,285

	Three Months Ended March 31, 2018
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Former Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,082	$(45,205)	$25,155	$(17,968)
Gross amounts reclassified within AOCI	—	25,155	(25,155)	—
Balance, end of period	$2,082	$(20,050)	$—	$(17,968)

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	TMHF and Inspired Title Services

Segment information is as follows (in thousands):

	Three Months Ended March 31, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$354,952	$254,947	$299,149	$16,044	$—	$925,092

Gross margin	61,176	42,344	63,197	5,323	—	172,040
Selling, general and administrative expenses	(35,559)	(26,264)	(20,564)	—	(21,496)	(103,883)
Equity in (loss)/income of unconsolidated entities	—	(89)	821	1,409	178	2,319
Interest and other (expense)/income, net	(1,613)	(807)	(389)	—	405	(2,404)
Income/(loss) before income taxes	$24,004	$15,184	$43,065	$6,732	$(20,913)	$68,072

	Three Months Ended March 31, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$284,807	$214,113	$239,207	$14,206	$—	$752,333

Gross margin	52,289	40,627	46,024	4,162	—	143,102
Selling, general and administrative expenses	(28,634)	(22,280)	(15,565)	—	(20,537)	(87,016)
Equity in income of unconsolidated entities	111	381	1,095	1,659	—	3,246
Interest and other (expense)/income, net	(478)	(108)	20	—	472	(94)
Income/(loss) before income taxes	$23,288	$18,620	$31,574	$5,821	$(20,065)	$59,238

	As of March 31, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,928,199	$1,057,565	$1,185,475	$—	$—	$4,171,239
Investments in unconsolidated entities	—	35,472	98,517	4,015	330	138,334
Other assets	147,094	131,130	68,444	175,576	358,587	880,831
Total assets	$2,075,293	$1,224,167	$1,352,436	$179,591	$358,917	$5,190,404

	As of December 31, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,862,756	$1,011,659	$1,164,079	$—	$—	$4,038,494
Investments in unconsolidated entities	—	35,476	100,693	4,015	357	140,541
Other assets	162,339	118,187	55,433	236,291	513,156	1,085,406
Total assets	$2,025,095	$1,165,322	$1,320,205	$240,306	$513,513	$5,264,441

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $438.6 million and $397.2 million as of March 31, 2019 and December 31, 2018, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2019 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2019 and December 31, 2018, our legal accruals were $5.9 million and $5.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	March 31, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$3,470	$164,871	$1,838	$75,090
MBSs	(982)	189,000	(739)	118,000
Total	$2,488		$1,099

Total commitments to originate loans approximated $182.6 million and $83.4 million as of March 31, 2019 and December 31, 2018, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

18. SUBSEQUENT EVENTS

Subsequent to March 31, 2019, we repurchased and settled 1.7 million shares of our Class A Common Stock for approximately $31.7 million under our share repurchase program, resulting in approximately $47.9 million remaining on the current $100.0 million authorization.

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

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Annual Report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	TMHF and Inspired Title

We offer single and multi-family attached and detached homes, and revenue is recognized when the homes are completed and delivered to the buyers. Our primary costs are the acquisition of land in various stages of development and the construction costs of the homes we sell.

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

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factor that affects the comparability of our results of operations is the acquisition of AV Homes. The acquisition of AV Homes resulted in transaction expenses which are presented in Transaction and corporate reorganization expenses on the condensed consolidated statements of operations as well as impacts of purchase accounting which are included in Cost of home closings in the condensed consolidated statements of operations.

Recent Developments
On March 11, 2019, our Board of Directors authorized the repurchase of up to $100.0 million of the Company's Class A common stock through December 31, 2019 in open market purchases, privately negotiated transactions or other transactions. During the first quarter of 2019, we repurchased and settled 4.4 million shares of our Class A common stock for approximately $77.8 million. Subsequent to March 31, 2019, we repurchased and settled an additional 1.7 million shares for approximately $31.7 million under our share repurchase program.

First Quarter 2019 Highlights:

•	Net sales orders were 2,615, a 7% increase over the prior year

•	Home closings were 1,938, a 25% increase over the prior year

•	Total revenue was $925 million, a 23% increase over the prior year

•	GAAP home closings gross margin was 18.2%

•	SG&A as a percent of homebuilding revenue was 11.5%, compared to 11.9% during Q1 2018

•	Net income was $51 million with diluted earnings per share of $0.46

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31, 2019
(Dollars in thousands)	2019	2018
Statements of Operations Data:
Home closings revenue, net	$899,881	$732,959
Land closings revenue	4,113	5,168
Financial services revenue	16,044	14,206
Amenity and other revenue	5,054	—
Total revenues	925,092	752,333
Cost of home closings	735,797	594,906
Cost of land closings	2,692	4,281
Financial services expenses	10,721	10,044
Amenity and Other Expense	3,842	—
Gross margin	172,040	143,102
Sales, commissions and other marketing costs	67,429	53,698
General and administrative expenses	36,454	33,318
Equity in income of unconsolidated entities	(2,319)	(3,246)
Interest income, net	(333)	(343)
Other (income)/expense, net	(1,392)	437
Transaction expenses	4,129	—
Income before income taxes	68,072	59,238
Income tax provision	16,791	11,706
Net income before allocation to non-controlling interests	51,281	47,532
Net income attributable to non-controlling interests — joint ventures	(150)	(129)
Net income before non-controlling interests	51,131	47,403
Net income from continuing operations attributable to non-controlling interests	—	(2,470)
Net income available to Taylor Morrison Home Corporation	$51,131	$44,933
Home closings gross margin	18.2%	18.8%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	7.5%	7.3%
General and administrative expenses as a percentage of home closings revenue, net	4.1%	4.5%
Average sales price per home closed	$464	$474

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Average Active Selling Communities

	Three Months Ended March 31,
	2019	2018	Change
East	173	124	39.5%
Central	140	115	21.7
West	59	49	20.4
Total	372	288	29.2%

Average active selling communities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased by 29.2% primarily due to the acquisition of AV Homes in the fourth quarter of 2018, resulting in additional communities across all reporting regions with the largest concentration in the East.

Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	1,135	1,000	13.5%	$472,336	$416,802	13.3%	$416	$417	(0.2)%
Central	801	755	6.1	370,323	373,506	(0.9)	462	495	(6.7)
West	679	688	(1.3)	369,884	426,636	(13.3)	545	620	(12.1)
Total	2,615	2,443	7.0%	$1,212,543	$1,216,944	(0.4)%	$464	$498	(6.8)%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders increased by 13.5%, while the average selling price of net sales orders decreased by 0.2%, for the three months ended March 31, 2019 compared to the same period in the prior year. Additional active selling communities resulting from the acquisition of AV Homes in the fourth quarter of 2018 were the primary contributor to the increase in net sales orders. Product and geographical mix primarily resulting from the acquisition of AV Homes contributed to the decrease in average selling price.

Central:
The number of net sales orders increased by 6.1%, while the average selling price of net sales orders decreased by 6.7%, for the three months ended March 31, 2019 compared to the same period in the prior year. Additional active selling communities, primarily resulting from the acquisition of AV homes, contributed to the increase in net sales orders. Product and geographical mix contributed to the decrease in selling price.

West:
The number of net sales orders decreased slightly by 1.3% and the average selling price of net sales orders decreased by 12.1%, for the three months ended March 31, 2019 compared to the same period in the prior year. Product and geographical mix among all the divisions within the region contributed to the decrease in selling price of net sales orders.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2019	2018
East	13.1%	10.5%
Central	12.6	9.0
West	14.6	7.8
Total Company	13.3%	9.3%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the three months ended March 31, 2019 compared to the same period in the prior year. The volatility in the mortgage rate environment caused the increase in the current quarter across all regions. Our California markets were particularly affected due to affordability concerns.

Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	1,919	1,813	5.8%	$848,732	$781,273	8.6%	$442	$431	2.6%
Central	1,676	1,372	22.2	849,553	675,944	25.7	507	493	2.8
West	1,240	1,207	2.7	693,945	728,056	(4.7)	560	603	(7.1)
Total	4,835	4,392	10.1%	$2,392,230	$2,185,273	9.5%	$495	$498	(0.6)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 10.1% and 9.5% at March 31, 2019, respectively, compared to March 31, 2018. The increase in backlog units and dollars is primarily a result of increased active selling communities resulting from the acquisition of AV Homes as well as organic growth.

Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	854	700	22.0%	$348,167	$284,436	22.4%	$408	$406	0.5%
Central	545	434	25.6	252,565	213,465	18.3	463	492	(5.9)
West	539	413	30.5	299,149	235,058	27.3	555	569	(2.5)
Total	1,938	1,547	25.3%	$899,881	$732,959	22.8%	$464	$474	(2.1)%

East:
The number of homes closed increased by 22.0% and home closings revenue, net increased by 22.4% for the three months ended March 31, 2019, compared to the same period in the prior year. The increase in both units and dollars is primarily due to the increase in active selling communities resulting from the acquisition of AV Homes in the fourth quarter of 2018.

Central:
The number of homes closed increased by 25.6% and home closings revenue, net increased by 18.3% for the three months ended March 31, 2019, compared to the same period in the prior year. The increase in units and dollars was partially a result of our Houston market experiencing increased housing demand as well as the acquisition of AV Homes, contributing to an increase in the number of communities and home closings in the Dallas market in the current year quarter compared to the prior year quarter.

West:
The number of homes closed increased by 30.5% and home closings revenue, net increased 27.3% for the three months ended March 31, 2019, compared to the same period in the prior year. The increase in both units and dollars is primarily due to the increase in active selling communities resulting from the acquisition of AV Homes as well as increased demand from certain California markets.

Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Change
East	$1,731	$371	$1,360
Central	2,382	647	1,735
West	—	4,150	(4,150)
Total	$4,113	$5,168	$(1,055)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The decrease in land closings revenue for the three months ended March 31, 2019 in the West region is due to the sale of certain long-term strategic assets in the prior year.

Amenity and Other Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Change
East	$5,054	$—	$5,054
Central	—	—	—
West	—	—	—
Total	$5,054	$—	$5,054
Our East region includes communities that operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. We do not currently own or operate significant amenity facilities in our Central or West regions.

Home Closings Gross Margin

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Home closings revenue, net	$348,167	$284,436	$252,565	$213,465	$299,149	$235,058	$899,881	$732,959
Cost of home closings	288,579	232,199	211,266	173,094	235,952	189,613	735,797	594,906
Home closings gross margin	59,588	52,237	41,299	40,371	63,197	45,445	164,084	138,053
Home closings gross margin %	17.1%	18.4%	16.4%	18.9%	21.1%	19.3%	18.2%	18.8%

East:
Home closings gross margin percentage decreased to 17.1% from 18.4% for the three months ended March 31, 2019 compared to the prior year. The primary driver for the decrease was product and geographical mix primarily resulting from the acquisition of AV Homes.

Central:

Home closings gross margin percentage decreased to 16.4% from 18.9% for the three months ended March 31, 2019 compared to the prior year. The primary driver for the decrease was product mix which contributed to lower average sales prices.

West:
Home closings gross margin percentage increased to 21.1% from 19.3% for the three months ended March 31, 2019 compared to the prior year. The primary drivers for the increase were lower discounts and product and geographical mix, which contributed to lower average land and development costs.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(In thousands, except the number of loan originations)	2019	2018	Change
Mortgage operations revenue	$13,197	$12,319	7.1%
Mortgage operations revenue - other	664	473	40.4
Title services revenue	2,183	1,414	54.4
Total financial services revenue	16,044	14,206	12.9%
Financial services equity in income of unconsolidated entities	1,409	1,659	(15.1)
Total revenue	17,453	15,865	10.0
Financial services expenses	10,721	10,044	6.7
Financial services income before income taxes	$6,732	$5,821	15.7%
Total originations:
Loans	901	916	(1.6)%
Principal	$316,760	$317,336	(0.2)%

	Three Months Ended March 31,
	2019	2018
Supplemental data:
Average FICO score	752	747
Funded origination breakdown:
Government (FHA,VA,USDA)	13%	15%
Other agency	70%	71%
Total agency	83%	86%
Non-agency	17%	14%
Total funded originations	100%	100%

Financial services revenue increased by 12.9% for the three months ended March 31, 2019 compared to the same period in the prior year. The increase in the current quarter compared to the prior year quarter was primarily the result of improved margins within certain originations as well as an overall increased average loan amount.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 7.5% from 7.3% for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily driven by increased advertising expenses due to increased community count as well as newly acquired AV Homes' divisions. Our new communities typically have higher sales and marketing costs during their earlier stages of sales due to various start up costs.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 4.1% from 4.5% for the three months ended March 31, 2019 compared to the same period in the prior year. The decreases were primarily driven by an increase in home closings revenue, net and our efforts to utilize our scalable platform, including from our AV operations, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $2.3 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily due to several of our joint ventures being in their close out stage with less product availability during the first quarter of 2019 compared to the first quarter of 2018.

Interest Income, Net
Interest income, net was $0.3 million for both the three months ended March 31, 2019 and 2018. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Income/Expense, Net
Other income/expense, net was $1.4 million in income for the three months ended March 31, 2019 compared to an expense of $0.4 million for the three months ended March 31, 2018. The increase in other income is primarily a result of insurance recoveries for losses incurred from the 2017 hurricanes.

Transaction expenses

Transaction expenses were $4.1 million for the three months ended March 31, 2019 and consisted of acquisition related costs, primarily related to the acquisition of AV Homes, which include compensation, legal fees, and other various integration costs.

Income Tax Provision

The effective tax rate for the three months ended March 31, 2019 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes, non-deductible executive compensation and excess tax benefits related to stock based compensation.

Net Income
Net income before allocation to non-controlling interests and diluted earnings per share for the three months ended March 31, 2019 was $51.3 million and $0.46, respectively. The increase in net income and earnings per share from the prior year is attributable to higher gross margin dollars as a result of an increase in the number of homes closed.
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

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Generally, our principal uses of capital relate to land purchases, lot development, home construction, operating expenses, payment of debt service, income taxes, investments in joint ventures, stock repurchases, and the payment of various liabilities.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2019	December 31, 2018
Cash, excluding Restricted Cash	$171,982	$329,645

Revolving Credit Facility	600,000	600,000
364-Day Credit Agreement	200,000	200,000
Letters of Credit Outstanding	(60,952)	(62,315)
Revolving Credit Facility Borrowings Outstanding	(35,000)	—
364-Day Credit Agreement Borrowings Outstanding	(200,000)	(200,000)
Revolving Credit Facility Availability	504,048	537,685

Total Liquidity	$676,030	$867,330

Cash Flow Activities

Operating Cash Flow Activities

Our net cash used in operating activities was $28.3 million for the three months ended March 31, 2019 compared to $0.7 million provided by operating activities for the three months ended March 31, 2018. The primary drivers of the increase in cash used in operating activities compared to the same period in the prior year was increased spending on real estate inventory and land deposits partially offset by decreased customer deposits and an increase in the number of homes closed and higher net income.

Investing Cash Flow Activities
Net cash used in investing activities was $4.1 million for the three months ended March 31, 2019, as compared to $4.3 million for the three months ended March 31, 2018. The primary driver of the change between periods was increased spend on property and equipment, partially offset by an increase in net distributions of capital from our unconsolidated joint ventures.

Financing Cash Flow Activities
Net cash used in financing activities was $125.7 million for the three months ended March 31, 2019 compared to $282.6 million used in financing activities for the three months ended March 31, 2018. The cash used in financing activities during the first quarter of 2019 was primarily for net repayments of debt and Class A common stock repurchases. The higher cash used in financing activities in 2018 was primarily attributable to repurchases of partnership units in our subsidiary from our former principal equityholders as part of our public equity offerings completed in January.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of March 31, 2019.

(Dollars in thousands)	Date Issued/Assumed	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2021	April 16, 2013	550,000	100.0%	5.250%	541,700	8,300
Senior Notes due 2022	October 2, 2018(1)	400,000	N/A	6.625%	N/A	N/A
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700
Total		$1,650,000			$1,232,500	$17,500
(1) Reflects the date the notes were assumed in connection with the acquisition of AV Homes.

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

The 2021 Senior Notes are currently redeemable at 100.0% of their principal amount (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2021 Senior Notes.

2022 Senior Notes
On October 2, 2018, we assumed $400.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the "2022 Senior Notes"). The carrying value of $411.7 million at December 31, 2018 reflects the acquisition fair value adjustment of the debt instrument, net of amortization.
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

Revolving Credit Facility
Our $600.0 million Revolving Credit Facility matures on January 26, 2022 and is guaranteed by the same Guarantors that guarantee the various Senior Notes.

The Revolving Credit Facility includes $2.4 million and $2.7 million of unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, we had $61.0 million and $62.3 million, respectively, of utilized letters of credit, resulting in $504.0 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
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

As of March 31, 2019, we were in compliance with all of the covenants under the Revolving Credit Facility.

364-Day Credit Agreement
Our 364-Day Credit Agreement matures on October 1, 2019 and is a term loan facility under which we borrowed an aggregate principal amount of $200.0 million.
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
As of March 31, 2019, we were in compliance with all of the covenants under the 364-Day Credit Agreement.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage warehouse borrowings:

(Dollars in thousands)	As of March 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$12,271	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	9,181	50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	37,662	75,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$59,114	$170,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2019 were collateralized by a) $103.7 million of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.4 million of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2019 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of March 31, 2019 and December 31, 2018. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	March 31, 2019	December 31, 2018
Letters of credit (1)	$63,395	$62,315
Surety bonds	375,206	334,892
Total outstanding letters of credit and surety bonds	$438,601	$397,207
(1) As of March 31, 2019 there was $61.0 million of letters of credit outstanding and $160 million total capacity for letters of credit available under our Revolving Credit Facility. Additional letters of credit outstanding are under other various borrowing facilities.

Off-Balance Sheet Arrangements as of March 31, 2019

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation in these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.

In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby we or one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.

For the three months ended March 31, 2019, total cash invested in unconsolidated joint ventures was $1.1 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of March 31, 2019, we had outstanding land purchase and lot option contracts of $310.9 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At March 31, 2019, we had non-refundable deposits totaling $55.1 million.

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

Inflation
We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and construction material costs. In addition, higher mortgage interest rates can significantly affect the affordability of mortgage financing to prospective homebuyers. We attempt to pass through to our customers increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.
Critical Accounting Policies -
In January 2019, we adopted ASU No. 2016-02, Leases (Topic 842), which provides new guidance for lease recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 2 - Summary of Significant Accounting Policies for additional discussion. There have been no other significant changes to our critical accounting policies during the three months ended March 31, 2019 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2019, approximately 86% of our debt was fixed rate and 14% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility, 364-Day Credit Facility, and borrowings by TMHF under its various warehouse facilities. As of March 31, 2019, we had $35.0 million outstanding borrowings under our Revolving Credit Facility and $200.0 million outstanding borrowings under our 364-Day Credit Facility. We had $504.0 million of additional availability for borrowings and $99.0 million of additional availability for letters of credit (giving effect to $61.0 million of letters of credit outstanding as of such date). Our 2021 Senior Notes are subject to a requirement that we offer to purchase such notes at par with certain proceeds of asset sales (to the extent not otherwise applied in accordance with the indenture governing such notes). We are also required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2019. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility, 364-Day Credit Facility, and mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2019	2020	2021	2022	2023	Thereafter	Total
Fixed Rate Debt	$81.7	$25.2	$582.2	$408.4	$372.3	$373.0	$1,842.8	$1,858.4
Weighted average interest rate(1)	2.3%	2.3%	5.6%	5.7%	5.6%	5.6%	5.4%
Variable Rate Debt(2)	$294.1	$—	$—	$—	$—	$—	$294.1	$294.1
Weighted average interest rate	3.8%	—	—	—	—	—	3.8%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2019, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.9 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Management excluded from its assessment the internal control over financial reporting for AV Homes, which was acquired on October 2, 2018, and represented 15.8% of the Company's consolidated total assets (excluding capitalized interest, but included goodwill) and 14.9% of the Company's consolidated homebuilding revenues as of and for the three months ended March 31, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of it's Class A common stock during the periods

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (a)
January 1 to January 31, 2019	2,426,640	$17.54	13,980,724	$14,872
February 1 to February 28, 2019	786,617	$18.90	14,767,341	$2
March 1 to March 31, 2019	1,163,622	$17.54	15,930,963	$79,598
Total	4,376,879		15,930,963
(a) Our Board of Directors authorized the repurchase of up to $100.0 million of the Company's Class A common stock through December 31, 2019 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1†
Agreement and Plan of Merger, dated June 7, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on June 7, 2018).

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

2.1†
Agreement and Plan of Merger, dated June 7, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on June 7, 2018).

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

3.3	Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

3.4	Amendment to the Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 001-35873) filed on October 26, 2018).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	May 1, 2019
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)