Form 10-Q
period 2019-06-30
Taylor Morrison Home Corp
filed 2019-08-01
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35873

TAYLOR MORRISON HOME CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	83-2026677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 N. Scottsdale Road, Suite 2000		85251
Scottsdale,	Arizona
(Address of principal executive offices)		(Zip Code)
(480) 840-8100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	TMHC	New York Stock Exchange
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2019
Common stock, $0.00001 par value	105,308,951

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$196,529	$329,645
Restricted cash	1,698	2,214
Total cash, cash equivalents, and restricted cash	198,227	331,859
Owned inventory	4,073,123	3,965,306
Real estate not owned	30,464	15,259
Total real estate inventory	4,103,587	3,980,565
Land deposits	54,214	57,929
Mortgage loans held for sale	124,805	181,897
Derivative assets	3,055	1,838
Operating lease right of use assets	33,399	—
Prepaid expenses and other assets, net	79,794	98,225
Other receivables, net	68,500	86,587
Investments in unconsolidated entities	129,518	140,541
Deferred tax assets, net	145,076	145,076
Property and equipment, net	84,630	86,736
Intangible assets, net	851	1,072
Goodwill	152,116	152,116
Total assets	$5,177,772	$5,264,441
Liabilities
Accounts payable	$162,055	$151,586
Accrued expenses and other liabilities	242,712	266,686
Operating lease liabilities	36,590	—
Income taxes payable	1,272	—
Customer deposits	172,951	165,432
Estimated development liability	36,883	37,147
Senior notes, net	1,599,239	1,653,746
Loans payable and other borrowings	212,897	225,497
Revolving credit facility borrowings	200,000	200,000
Mortgage warehouse borrowings	79,458	130,353
Liabilities attributable to real estate not owned	30,464	15,259
Total liabilities	2,774,521	2,845,706
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 125,127,956 and 124,519,942 shares issued, 105,184,522 and 112,965,856 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	2,079,224	2,071,579
Treasury stock at cost, 19,943,432 and 11,554,084 shares as of June 30, 2019 and December 31, 2018, respectively	(343,526)	(186,087)
Retained earnings	660,680	527,698
Accumulated other comprehensive income	2,285	2,001
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,398,664	2,415,192
Non-controlling interests – joint ventures	4,587	3,543
Total stockholders’ equity	2,403,251	2,418,735
Total liabilities and stockholders’ equity	$5,177,772	$5,264,441

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Home closings revenue, net	$1,232,261	$956,565	$2,132,142	$1,689,524
Land closings revenue	5,858	7,997	9,971	13,165
Financial services revenue	22,819	16,266	38,863	30,472
Amenity and other revenue	4,488	—	9,542	—
Total revenue	1,265,426	980,828	2,190,518	1,733,161
Cost of home closings	1,010,069	784,521	1,745,866	1,379,427
Cost of land closings	3,792	6,444	6,484	10,725
Financial services expenses	13,045	11,152	23,766	21,196
Amenity and other expenses	4,746	—	8,588	—
Total cost of revenue	1,031,652	802,117	1,784,704	1,411,348
Gross margin	233,774	178,711	405,814	321,813
Sales, commissions and other marketing costs	82,615	64,604	150,044	118,302
General and administrative expenses	42,202	35,461	78,656	68,778
Equity in income of unconsolidated entities	(3,561)	(4,017)	(5,880)	(7,263)
Interest income, net	(958)	(276)	(1,291)	(619)
Other expense/(income), net	(489)	3,654	(1,881)	4,092
Transaction expenses	1,750	—	5,879	—
Loss on extinguishment of debt	2,196	—	2,196	—
Income before income taxes	110,019	79,285	178,091	138,523
Income tax provision	28,131	19,993	44,922	31,699
Net income before allocation to non-controlling interests	81,888	59,292	133,169	106,824
Net income attributable to non-controlling interests — joint ventures	(37)	(140)	(187)	(269)
Net income before non-controlling interests	81,851	59,152	132,982	106,555
Net income attributable to non-controlling interests	—	(474)	—	(3,133)
Net income available to Taylor Morrison Home Corporation	$81,851	$58,678	$132,982	$103,422
Earnings per common share
Basic	$0.77	$0.53	$1.23	$0.94
Diluted	$0.76	$0.52	$1.21	$0.93
Weighted average number of shares of common stock:
Basic	106,238	111,347	108,363	110,508
Diluted	107,232	113,482	109,479	115,400

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before non-controlling interests, net of tax	$81,888	$59,292	$133,169	$106,824
Post-retirement benefits adjustments, net of tax	—	—	(284)	—
Comprehensive income	81,888	59,292	132,885	106,824
Comprehensive income attributable to non-controlling interests — joint ventures	(37)	(140)	(187)	(269)
Comprehensive income attributable to non-controlling interests	—	(474)	—	(3,133)
Comprehensive income available to Taylor Morrison Home Corporation	$81,851	$58,678	$132,698	$103,422

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – March 31, 2019	109,066,720	$1	$2,073,542	15,930,963	$(263,926)	$578,829	$2,285	$4,581	$2,395,312
Net income	—	—	—	—	—	81,851	—	37	81,888
Exercise of stock options	116,180	—	1,866	—	—	—	—	—	1,866
Issuance of restricted stock units, net of shares withheld for tax	14,091	—	(10)	—	—	—	—	—	(10)
Repurchase of common stock	(4,012,469)	—	—	4,012,469	(79,600)	—	—	—	(79,600)
Stock Compensation Expense	—	—	3,826	—	—	—	—	—	3,826
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(31)	(31)
Balance – June 30, 2019	105,184,522	$1	$2,079,224	19,943,432	$(343,526)	$660,680	$2,285	$4,587	$2,403,251

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance – March 31, 2018	111,308,197	$1	868,921	$—	$1,873,932	3,049,257	$(47,622)	$366,749	$(17,968)	$1,347	$19,191	$2,195,630
Net income	—	—	—	—	—	—	—	58,489	—	140	663	59,292
Exchange of New TMM Units and corresponding number of Class B Common Stock	5,487	—	(5,487)	—	28	—	—	—	—	—	(28)	—
Exercise of stock options	61,210	—	—	—	1,008	—	—	—	—	—	—	1,008
Issuance of restricted stock units	12,330	—	—	—	(9)	—	—	—	—	—	—	(9)
Exchange of B shares from public offerings	—	—	—	—	(158)	—	—	—	—	—	—	(158)
Share based compensation	—	—	—	—	2,667	—	—	—	—	—	80	2,747
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	(128)	—	(128)
Balance – June 30, 2018	111,387,224	$1	863,434	$—	$1,877,468	3,049,257	$(47,622)	$425,238	$(17,968)	$1,359	$19,906	$2,258,382

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2018	112,965,856	$1	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$2,418,735
Net income	—	—	—	—	—	132,982	—	187	133,169
Other comprehensive income	—	—	—	—	—	—	284	—	284
Exercise of stock options	119,356	—	1,905	—	—	—	—	—	1,905
Issuance of restricted stock units, net of shares withheld for tax	488,658	—	(1,503)	—	—	—	—	—	(1,503)
Repurchase of common stock	(8,389,348)	—	—	8,389,348	(157,439)	—	—	—	(157,439)
Stock Compensation Expense	—	—	7,243	—	—	—	—	—	7,243
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(17)	(17)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	874	874
Balance – June 30, 2019	105,184,522	$1	$2,079,224	19,943,432	$(343,526)	$660,680	$2,285	$4,587	$2,403,251

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance – December 31, 2017	82,399,996	$1	37,179,616	$—	$1,341,873	3,049,257	$(47,622)	$319,833	$(17,968)	$1,663	$748,765	$2,346,545
Cumulative-effect adjustment to Retained Earnings, net of tax related to adoption of ASU No. 2014-09 (see Note 2)	—	—	—	—	—	—	—	1,983	—	—	—	1,983
Net income	—	—	—	—	—	—	—	103,422	—	269	3,133	106,824
Exchange of New TMM Units and corresponding number of Class B Common Stock	20,487	—	(20,487)	—	1,293	—	—	—	—	—	(1,293)	—
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	—	(7,588,771)	—	(201,775)	—	—	—	—	—	—	(201,775)
Exercise of stock options	98,270	—	—	—	1,588	—	—	—	—	—	—	1,588
Issuance of restricted stock units	161,547	—	—	—	(1,491)	—	—	—	—	—	—	(1,491)
Exchange of B shares from public offerings	28,706,924	—	—	—	729,954	—	—	—	—	—	—	729,954
Repurchase of New TMM Units from Former Principal Equityholders	—	—	(28,706,924)	—	—	—	—	—	—	—	(730,963)	(730,963)
Share based compensation	—	—	—	—	6,026	—	—	—	—	—	264	6,290
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	(573)	—	(573)
Balance – June 30, 2018	111,387,224	$1	863,434	$—	$1,877,468	3,049,257	$(47,622)	$425,238	$(17,968)	$1,359	$19,906	$2,258,382

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$133,169	$106,824
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(5,880)	(7,263)
Stock compensation expense	7,243	6,290
Loss on extinguishment of debt	2,196	—
Distributions of earnings from unconsolidated entities	6,316	3,298
Depreciation and amortization	14,354	11,306
Operating lease expense	4,377	—
Debt issuance costs/premium amortization	(181)	1,652
Contingent consideration	—	146
Deferred income taxes	—	246
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(104,102)	(228,278)
Mortgages held for sale, prepaid expenses and other assets	54,185	74,094
Customer deposits	7,519	59,364
Accounts payable, accrued expenses and other liabilities	25,206	(27,119)
Income taxes payable	1,272	9,929
Net cash provided by operating activities	145,674	10,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,027)	(8,593)
Distributions of capital from unconsolidated entities	15,702	9,965
Investments of capital into unconsolidated entities	(5,115)	(3,368)
Net cash used in investing activities	(1,440)	(1,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	5,147	18,304
Repayments of loans payable and other borrowings	(19,847)	(8,350)
Borrowings on revolving credit facility	95,000	—
Repayments on revolving credit facility	(95,000)	—
Borrowings on mortgage warehouse	489,694	311,880
Repayment on mortgage warehouse	(540,589)	(380,884)
Proceeds from the issuance of senior notes	493,909	—
Repayments on senior notes	(550,000)	—
Payment of contingent consideration	—	(265)
Proceeds from stock option exercises	1,905	1,588
Proceeds from issuance of shares from public offerings	—	767,116
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	(201,775)
Repurchase of shares from Former Principal Equityholders	—	(768,125)
Repurchase of common stock, net	(157,439)	—
Payment of taxes related to net share settlement of equity awards	(1,503)	(1,491)
Changes and distributions to non-controlling interests of consolidated joint ventures, net	857	(573)
Net cash used in financing activities	(277,866)	(262,575)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(133,632)	$(254,082)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	331,859	575,503
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$198,227	$321,421
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(3,631)	$(21,525)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$53,237	$24,279
Change in inventory not owned	$15,205	$(1,065)
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$—	$(32,004)
Change in Property and equipment, net due to adoption of ASU 2014-09	$—	$32,004
Beginning Operating lease right of use assets due to adoption of ASU 2016-02	$27,384	$—
Beginning Operating lease right of use liabilities due to adoption of ASU 2016-02	$30,331	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of June 30, 2019, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Illinois, North and South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding segments operate under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

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

Non-controlling interests - During the first quarter of 2018, we completed multiple offerings of our Class A Common Stock in registered public offerings and used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our Class B Common Stock, held by TPG and Oaktree. In addition on October 26, 2018, in connection with our reorganization transactions, all Class B common shares were converted to Class A common shares and subsequently retired. The percentage of the Former Principal Equityholders net income is presented as “Net income attributable to non-controlling interests - Former Principal Equityholders” on the Consolidated Statements of Operations.
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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2019 and 2018, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2019 and December 31, 2018 we had no inactive projects.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is reflected in Real estate not owned with a corresponding liability in Liabilities attributable to real estate not owned in the Condensed Consolidated Balance Sheets.

Investments in Unconsolidated Entities — We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and six months ended June 30, 2019 and 2018.

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

Adoption of the new standard resulted in the recording of an opening balance of Operating lease right of use assets and Operating lease liabilities of approximately $27.4 million and $30.3 million, respectively. The weighted average discount rate used in determining our operating lease liabilities is 5.795%. Payments on the lease liabilities for the three and six months ended June 30, 2019 were approximately $2.2 million and $4.3 million, respectively. For the three and six months ended June 30, 2019, we recorded lease expense of approximately $2.3 million and $4.4 million, respectively, within General and administrative expenses on our condensed consolidated statement of operations.

The future minimum lease payments required under our leases as of June 30, 2019 are as follows (dollars in thousands):

Years Ending December 31,	Lease Payments(1)
2019(1)	$4,748
2020	8,663
2021	7,650
2022	6,259
2023	5,680
Thereafter	10,352
Total lease payments	$43,352
Less: Interest	$6,762
Present value of lease liabilities.	$36,590
(1) Represents lease payments for the period beginning July 1, 2019 through December 31, 2019.

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

3. BUSINESS COMBINATIONS

In accordance with ASC Topic 805, Business Combinations, all material assets acquired and liabilities assumed from our acquisition of AV Homes, Inc. ("AV Homes") on October 2, 2018 were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.

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
(3) See Note 8 - Estimated Development Liability

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the periods presented include the results of operations of our acquisition of AV Homes as if it had been completed on January 1 in the year prior to the acquisition year. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of AV Homes for the periods presented.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands except per share data)	2019 (As reported)	2018 (Pro forma)	2019 (As reported)	2018 (Pro forma)
Total revenues	$1,265,426	$1,184,388	$2,190,518	$2,088,729

Net income	$81,888	$62,291	$133,169	$107,480
Net income attributable to non-controlling interests — joint ventures	(37)	(140)	(187)	(269)
Net income attributable to non-controlling interest - Former Principal Equityholders	—	(474)	—	(3,133)
Net income available to TMHC - Basic	$81,851	$61,677	$132,982	$104,078
Net income attributable to non-controlling interest - Former Principal Equityholders	—	474	—	3,133
Loss fully attributable to public holding company	—	84	—	248
Net income - Diluted	$81,851	$62,235	$132,982	$107,459

Weighted average shares - Basic	106,238	120,471	108,363	119,380
Weighted average shares - Diluted	107,232	122,606	109,479	124,272

Earnings per share - Basic	$0.77	$0.51	$1.23	$0.87
Earnings per share - Diluted	$0.76	$0.51	$1.21	$0.86

4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income available to TMHC – basic	$81,851	$58,678	$132,982	$103,422
Net income attributable to non-controlling interest	—	474	—	3,133
Loss fully attributable to public holding company	—	84	—	248
Net income – diluted	$81,851	$59,236	$132,982	$106,803
Denominator:
Weighted average shares – basic	106,238	111,347	108,363	110,508
Weighted average shares – non-controlling interest	—	867	—	3,339
Restricted stock units	684	898	850	1,068
Stock Options	310	370	266	485
Weighted average shares – diluted	107,232	113,482	109,479	115,400
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.77	$0.53	$1.23	$0.94
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.76	$0.52	$1.21	$0.93

We excluded a total weighted average of 3,136,455 and 1,579,683 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) and 3,003,921 and 787,527 stock options and unvested RSUs from the calculation of earnings per share for the three and six months ended June 30, 2019 and 2018, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Real estate developed and under development	$2,848,148	$2,833,875
Real estate held for development or held for sale (1)	96,755	61,415
Operating communities (2)	1,016,418	973,985
Capitalized interest	111,802	96,031
Total owned inventory	4,073,123	3,965,306
Real estate not owned	30,464	15,259
Total real estate inventory	$4,103,587	$3,980,565
(1) Real estate held for development or held for sale includes raw land recently purchased or awaiting entitlement and properties where we have ceased development and/or marketing.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2019		December 31, 2018
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	13,708	$496,155	9,653	$461,387
Partially developed	13,454	913,196	12,036	756,376
Finished	16,196	1,535,552	21,975	1,677,527
Total	43,358	$2,944,903	43,664	$2,895,290

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of June 30, 2019 and December 31, 2018, we had the right to purchase 4,444 and 4,781 lots under land option purchase contracts, respectively, for an aggregate purchase price of $284.0 million and $393.8 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of June 30, 2019 and December 31, 2018, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $54.2 million and $57.9 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest capitalized - beginning of period	$106,918	$95,334	$96,031	$90,496
Interest incurred	28,960	20,129	56,753	39,815
Interest amortized to cost of home closings	(24,076)	(19,770)	(40,982)	(34,618)
Interest capitalized - end of period	$111,802	$95,693	$111,802	$95,693

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	June 30, 2019	December 31, 2018
Assets:
Real estate inventory	$416,285	$508,795
Other assets	111,947	125,436
Total assets	$528,232	$634,231
Liabilities and owners’ equity:
Debt	$185,039	$176,564
Other liabilities	17,014	16,061
Total liabilities	202,053	192,625
Owners’ equity:
TMHC	129,518	140,541
Others	196,661	301,075
Total owners’ equity	326,179	441,616
Total liabilities and owners’ equity	$528,232	$634,241

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$98,252	$76,629	$159,268	$135,703
Costs and expenses	(84,480)	(61,485)	(137,300)	(108,817)
Income of unconsolidated entities	$13,772	$15,144	$21,968	$26,886
TMHC’s share in income of unconsolidated entities	$3,561	$4,017	$5,880	$7,263
Distributions to TMHC from unconsolidated entities	$16,403	$12,230	$22,018	$13,263

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Real estate development costs to complete	$17,381	$16,591
Compensation and employee benefits	55,817	73,955
Self-insurance and warranty reserves	81,111	93,790
Interest payable	17,586	21,385
Property and sales taxes payable	12,415	14,861
Other accruals	58,402	46,104
Total accrued expenses and other liabilities	$242,712	$266,686

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reserve - beginning of period	$87,887	$50,336	$93,790	$51,010
Additions to reserves	11,286	10,282	16,897	15,325
Costs and claims incurred	(15,935)	(7,873)	(28,622)	(12,933)
Change in estimates to existing reserves	(2,127)	266	(954)	(391)
Reserve - end of period	$81,111	$53,011	$81,111	$53,011

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

9. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2019			December 31, 2018
	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.25% Senior Notes due 2021	$—	$—	$—	$550,000	$(2,695)	$547,305
6.625% Senior Notes due 2022 (1)	400,000	9,930	409,930	400,000	11,656	411,656
5.875% Senior Notes due 2023	350,000	(2,151)	347,849	350,000	(2,434)	347,566
5.625% Senior Notes due 2024	350,000	(2,512)	347,488	350,000	(2,781)	347,219
5.875% Senior Notes due 2027	500,000	(6,028)	493,972	—	—	—
Senior Notes subtotal	1,600,000	(761)	1,599,239	1,650,000	3,746	1,653,746
Loans payable and other borrowings	212,897	—	212,897	225,497	—	225,497
Revolving Credit Facility	—	—	—	—	—	—
364-Day Credit Agreement	200,000	—	200,000	200,000	—	200,000
Mortgage warehouse borrowings	79,458	—	79,458	130,353	—	130,353
Total Senior Notes and other financing	$2,092,355	$(761)	$2,091,594	$2,205,850	$3,746	$2,209,596

(1) Refer to Note 19 - Subsequent Events for more details on refinancing of the Senior Notes due 2022 and the issuance of Senior Notes due 2028.

2021 Senior Notes
Our 5.25% Senior Notes due 2021 (the "2021 Senior Notes") were redeemed in full on June 20, 2019 using the net proceeds from an issuance of the 2027 Senior Notes (as defined below), together with cash on hand. See "2027 Senior Notes and Redemption of 2021 Senior Notes" below for additional information regarding the redemption of the 2021 Senior Notes.
2022 Senior Notes
On October 2, 2018, we assumed $400.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the "2022 Senior Notes"). The carrying value of $411.7 million at December 31, 2018 reflects the acquisition fair value adjustment of the debt instrument, net of amortization.
The 2022 Senior Notes mature on May 15, 2022. The 2022 Senior Notes are guaranteed by TMM Holdings Limited Partnership, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries

(collectively, the "Guarantors"), which are all subsidiaries directly or indirectly of TMHC. The 2022 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.
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
For further information on refinancing of the 2022 Senior Notes, see Note 19 - Subsequent Events.

2023 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. We are required to offer to repurchase the 2023 Senior Notes at price equal to 101% of their aggregate par value (plus accrued and unpaid interest) upon certain change of control events where there is a credit rating downgrade that occurs in connection with the change of control.

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

2027 Senior Notes and Redemption of 2021 Senior Notes
On June 5, 2019, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the "2027 Senior Notes"). The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $550.0 million aggregate principal amount of the 2021 Senior Notes on June 20, 2019, at a redemption price of 100% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2021 Senior Notes, we recorded a loss on extinguishment of debt of $2.2 million, which included the write-off of net unamortized deferred financing fees.

The 2027 Senior Notes mature on June 15, 2027. The 2027 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2027 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2027 Senior Notes contains covenants that limit our ability to incur debt secured by liens an enter into certain sale and leaseback transactions. The indenture governing the 2027 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2027 Senior Notes are similar to those contained in the indenture governing the 2023 and 2024 Senior Notes.

Prior to March 15, 2027, the 2027 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through March 15, 2027 (plus accrued and unpaid interest). Beginning June 15, 2027, the 2027 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2027 Senior Notes.

Revolving Credit Facility
Our $600.0 million Revolving Credit Facility matures on January 26, 2022 and is guaranteed by the same Guarantors that guarantee the various Senior Notes.

The Revolving Credit Facility includes $2.2 million and $2.7 million of unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, we had $79.8 million and $62.3 million, respectively, of utilized letters of credit, resulting in $520.2 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
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

As of June 30, 2019, we were in compliance with all of the covenants under the Revolving Credit Facility.

364-Day Credit Agreement
Our 364-Day Credit Agreement matures on October 1, 2019 and is a term loan facility under which we borrowed an aggregate principal amount of $200.0 million. We plan on repaying the 364-Day Credit Agreement when it matures, using cash on-hand, additional borrowings, or other finance sources.
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
As of June 30, 2019, we were in compliance with all of the covenants under the 364-Day Credit Agreement.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$6,518	$15,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	18,721	50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	54,219	75,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$79,458	$140,000

	As of December 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,484	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,164	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	62,705	100,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$130,353	$230,000

(1) The mortgage warehouse borrowings outstanding as of June 30, 2019 and December 31, 2018 were collateralized by a) $124.8 million and $181.9 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.1 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2019 and December 31, 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of June 30, 2019 and December 31, 2018. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility and our 364-Day Credit Agreement approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2019, when compared to December 31, 2018.

The carrying value and fair value of our financial instruments are as follows:

		June 30, 2019		December 31, 2018
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$124,805	$124,805	$181,897	$181,897
Derivative assets, net	2	2,302	2,302	1,099	1,099
Mortgage warehouse borrowings	2	79,458	79,458	130,353	130,353
Loans payable and other borrowings	2	212,897	212,897	225,497	225,497
5.25% Senior Notes due 2021 (1)	2	—	—	547,304	544,500
6.625% Senior Notes due 2022 (2)	2	409,930	413,520	411,656	400,520
5.875% Senior Notes due 2023 (1)	2	347,849	367,500	347,566	337,750
5.625% Senior Notes due 2024 (1)	2	347,488	361,375	347,219	332,500
5.875% Senior Notes due 2027 (1)	2	493,972	508,750	—	—
Revolving Credit Facility	2	—	—	—	—
364-Day Credit Agreement	2	200,000	200,000	200,000	200,000
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2)Carrying value for the 2022 Senior Notes reflects the acquisition fair value adjustment, net of amortization, whereas the fair value reflects current market pricing.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2018
Inventories	3	$5,545

At June 30, 2019, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

11. INCOME TAXES
Our effective tax rate for the three and six months ended June 30, 2019 was 25.6% and 25.2%, respectively, compared to 25.2% and 22.9% for the same periods in 2018, respectively. For the three and six months ended June 30, 2019 and 2018, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, uncertain tax positions, and discrete tax adjustments related to certain deferred tax assets and liabilities.

At both June 30, 2019 and December 31, 2018, cumulative gross unrecognized tax benefits were $7.4 million. If the unrecognized tax benefits as of June 30, 2019 were to be recognized, approximately $5.9 million would affect the effective tax rate. We had $0.8 million of gross interest and penalties related to unrecognized tax positions accrued as of both June 30, 2019 and December 31, 2018.

12. STOCKHOLDERS’ EQUITY
Capital Stock

As of October 26, 2018, as a result of a holding company reorganization and related transactions (collectively, the “Reorganization”), each share of the Company’s former Class B common stock, par value $0.00001 per share (the “Class B common stock”), and paired partnership units of TMM Holdings II Limited Partnership were exchanged on a one-for-one basis for shares of Class A common stock, par value $0.00001 per share (“Class A common stock”). Following this exchange, all of the shares of Class B common stock were canceled, and the Company had only one class of common stock outstanding. On May 29, 2019, the Company’s stockholders approved the amendment and restatement of the Company’s certificate of incorporation to (i) delete provisions no longer applicable following the cancellation of all outstanding shares of the former Class B common stock; and (ii) to rename the Company’s Class A common stock as “Common Stock, par value $0.00001 per share.” Following this amendment and restatement, under the Company’s certificate of incorporation, its authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

References to “Common Stock” refer to “Class A Common Stock” for dates prior to June 30, 2019.

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

The following table summarizes share repurchase activity for the program for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Amount available for repurchase — beginning of period	79,598	95,902	$57,437	$95,902
Additional amount authorized for repurchase	—	—	100,000	100,000
Amount repurchased	(79,598)	—	(157,437)	(100,000)
Amount available for repurchase — end of period	$—	$95,902	$—	$95,902

During the three and six months ended June 30, 2019, we repurchased 4,012,469 and 8,389,348 shares of Common Stock under the Company's stock repurchase program, respectively. During the six months ended June 30, 2018, we repurchased 7,588,771 shares of Common Stock from our former principal equityholders which is not reflected in the table above.

13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Common Stock. As of June 30, 2019, we had an aggregate of 6,834,553 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units (1)	$2,843	$1,803	$5,357	$4,105
Stock options	983	944	1,886	2,185
Total stock compensation	$3,826	$2,747	$7,243	$6,290

(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

At June 30, 2019 and December 31, 2018, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $29.7 million and $20.4 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,925,364	$16.49
Granted	712,570	18.44
Vested	(804,224)	13.33
Forfeited (1)	(42,096)	17.28
Balance at June 30, 2019	1,791,614	$18.78

(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

During the three months ended June 30, 2019, we granted time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

Our time-based RSUs consist of awards that settle in shares of Common Stock and have been awarded to our employees and members of our Board of Directors. Vesting of these RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally vest ratably over a three to four year period, based on the grant date. Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.

Additionally, we granted performance-based RSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the date the Compensation Committee certifies the applicable level of performance achieved and will be settled in shares of our Common Stock. The number of shares that may be issued in settlement of the performance-based RSUs to the award recipients may be greater or less than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

Stock Options – The following table summarizes the stock option activity for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	3,239,995	$18.87
Granted	983,107	18.07
Exercised	(119,356)	15.96
Canceled/Forfeited	(50,935)	19.74
Outstanding at June 30, 2019	4,052,811	$18.75
Options exercisable at June 30, 2019	2,047,978	$18.61

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands). There was no activity in the three months ended June 30, 2018 and June 30, 2019, therefore such periods are not presented.

	Six Months Ended June 30, 2019
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Former Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,001	$—	$—	$2,001
Other comprehensive income before reclassifications	284	—	—	284
Other comprehensive income, net of tax	$284	$—	$—	$284
Gross amounts reclassified within AOCI	—	—	—	—
Balance, end of period	$2,285	$—	$—	$2,285

	Six Months Ended June 30, 2018
	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest - Former Principal Equityholders Reclassification	Total
Balance, beginning of period	$2,082	$(45,205)	$25,155	$(17,968)
Other comprehensive income before reclassifications	—	—	—	—
Other comprehensive income, net of tax	$—	$—	$—	$—
Gross amounts reclassified within AOCI	—	25,155	(25,155)	—
Balance, end of period	$2,082	$(20,050)	$—	$(17,968)

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	TMHF and Inspired Title Services

Segment information is as follows (in thousands):

	Three Months Ended June 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$485,376	$363,003	$394,228	$22,819	$—	$1,265,426

Gross margin	77,149	62,649	84,202	9,774	—	233,774
Selling, general and administrative expenses	(41,459)	(31,297)	(24,976)	—	(27,085)	(124,817)
Equity in (loss)/income of unconsolidated entities	—	(82)	1,735	1,926	(18)	3,561
Interest and other (expense)/income, net	(1,924)	251	178	—	(1,004)	(2,499)
Income/(loss) before income taxes	$33,766	$31,521	$61,139	$11,700	$(28,107)	$110,019

	Three Months Ended June 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$360,472	$298,112	$305,978	$16,266	$—	$980,828

Gross margin	65,128	53,653	54,816	5,114	—	178,711
Selling, general and administrative expenses	(31,105)	(26,122)	(20,061)	—	(22,777)	(100,065)
Equity in income of unconsolidated entities	128	374	1,476	2,039	—	4,017
Interest and other expense, net	(122)	(130)	(101)	—	(3,025)	(3,378)
Income/(loss) before income taxes	$34,029	$27,775	$36,130	$7,153	$(25,802)	$79,285

	Six Months Ended June 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$840,328	$617,950	$693,377	$38,863	$—	$2,190,518

Gross margin	138,325	104,993	147,399	15,097	—	405,814
Selling, general and administrative expenses	(77,018)	(57,561)	(45,540)	—	(48,581)	(228,700)
Equity in income of unconsolidated entities	—	(171)	2,556	3,335	160	5,880
Interest and other (expense)/income, net	(3,537)	(556)	(211)	—	(599)	(4,903)
Income/(loss) before income taxes	$57,770	$46,705	$104,204	$18,432	$(49,020)	$178,091

	Six Months Ended June 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$645,279	$512,224	$545,186	$30,472	$—	$1,733,161

Gross margin	117,417	94,280	100,840	9,276	—	321,813
Selling, general and administrative expenses	(59,738)	(48,402)	(35,626)	—	(43,314)	(187,080)
Equity in income of unconsolidated entities	239	755	2,571	3,698	—	7,263
Interest and other expense, net	(600)	(238)	(81)	—	(2,554)	(3,473)
Income/(loss) before income taxes	$57,318	$46,395	$67,704	$12,974	$(45,868)	$138,523

	As of June 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,939,618	$1,011,710	$1,206,473	$—	$—	$4,157,801
Investments in unconsolidated entities	—	35,411	89,827	4,015	265	129,518
Other assets	162,776	131,963	66,020	199,152	330,542	890,453
Total assets	$2,102,394	$1,179,084	$1,362,320	$203,167	$330,807	$5,177,772

	As of December 31, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,862,756	$1,011,659	$1,164,079	$—	$—	$4,038,494
Investments in unconsolidated entities	—	35,476	100,693	4,015	357	140,541
Other assets	162,339	118,187	55,433	236,291	513,156	1,085,406
Total assets	$2,025,095	$1,165,322	$1,320,205	$240,306	$513,513	$5,264,441

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $533.1 million and $397.2 million as of June 30, 2019 and December 31, 2018, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2019 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2019 and December 31, 2018, our legal accruals were $7.6 million and $5.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	June 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$3,055	$142,195	$1,838	$75,090
MBSs	(753)	190,000	(739)	118,000
Total	$2,302		$1,099

Total commitments to originate loans approximated $157.1 million and $83.4 million as of June 30, 2019 and December 31, 2018, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

18. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Former Principal Equityholders. For the three and six months ended June 30, 2019, we engaged in a stock repurchase of 2.1 million shares of Class A Common Stock, totaling $43.7 million, from one of our former principal equityholders, TPG Advisors VI, Inc.

During the six months ended June 30, 2018 we engaged in multiple equity offering transactions with our former principal equityholders. Refer to Note 12 - Stockholders’ Equity for discussion regarding such transactions.

19. SUBSEQUENT EVENTS

On July 18, 2019, we announced the pricing of a $450.0 million aggregate principal amount of senior notes due 2028 (the “2028 Senior Notes”) in an unregistered debt offering.  The 2028 Senior notes will bear interest at a rate of 5.75% per annum, payable semiannually, in arrears, on each January 15 and July 15, beginning on January 15, 2020.  We also announced a notice of redemption for the entire outstanding principal amount of the 6.625% senior notes due 2022 (the “2022 Senior notes”).  The notice of redemption states that the entire outstanding $400 million principal amount of the 2022 Senior Notes will be redeemed on August 17, 2019 at a price equal to 103.313% of the principal amount of the 2022 Senior Notes to be redeemed, plus accrued and unpaid interest.  As a result of the redemption of the 2022 Senior Notes, we expect to incur a net loss on extinguishment of debt in the third quarter of 2019 of approximately $3.8 million, inclusive of a prepayment premium of approximately $13.3 million, offset by the write-off of approximately $9.5 million in 2022 Senior Notes unamortized debt premium.

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

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factor that affects the comparability of our results of operations is the acquisition of AV Homes. The acquisition of AV Homes resulted in transaction expenses which are presented in Transaction expenses on the condensed consolidated statements of operations as well as impacts of purchase accounting which are included in Cost of home closings in the condensed consolidated statements of operations.

Recent Developments
2027 Senior Notes and Redemption of 2021 Senior Notes
On June 5, 2019, we completed the issuance of $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the “Notes”). The Notes will mature on June 15, 2027. Interest on the Notes will accrue at 5.875% per annum, paid semi-annually, in arrears, on June 15 and December 15 of each year, commencing December 15, 2019.

The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining principal amount of the $550.0 million outstanding principal of our 5.25% Senior Notes due 2021 (the "2021 Senior Notes") at 100.0% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. As a result of the redemption of the 2021 Senior Notes, we recorded a loss on extinguishment of debt of $2.2 million to write-off net unamortized deferred financing fees.
On July 18, 2019, we announced the pricing of a $450.0 million aggregate principal amount of senior notes due 2028 (the “2028 Senior Notes”) in an unregistered debt offering.  The 2028 Senior notes will bear interest at a rate of 5.75% per annum, payable semiannually, in arrears, on each January 15 and July 15, beginning on January 15, 2020.  We also announced a notice of redemption for the entire outstanding principal amount of the 6.625% senior notes due 2022 (the “2022 Senior notes”).  The notice of redemption states that the entire outstanding $400 million principal amount of the 2022 Senior Notes will be redeemed on August 17, 2019 at a price equal to 103.313% of the principal amount of the 2022 Senior Notes to be redeemed, plus accrued and unpaid interest.  As a result of the redemption of the 2022 Senior Notes, we expect to incur a net loss on extinguishment of debt in the third quarter of 2019 of approximately $3.8 million, inclusive of a prepayment premium of approximately $13.3 million, offset by the write-off of approximately $9.5 million in 2022 Senior Notes unamortized debt premium.
First Quarter 2019 Highlights:

•	Net sales orders were 2,810, a 20% increase over the prior year quarter

•	Home closings were 2,594, a 30% increase over the prior year quarter

•	Total revenue was $1.3 billion, a 29% increase over the prior year quarter

•	GAAP home closings gross margin was 18.0%, which was flat to Q2 2018 results

•	SG&A as a percent of home closings revenue was 10.1%, compared to 10.5% during Q2 2018

•	Net income was $82 million with diluted earnings per share of $0.76

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30, 2019		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Statements of Operations Data:
Home closings revenue, net	$1,232,261	$956,565	$2,132,142	$1,689,524
Land closings revenue	5,858	7,997	9,971	13,165
Financial services revenue	22,819	16,266	38,863	30,472
Amenity and other revenue	4,488	—	9,542	—
Total revenues	1,265,426	980,828	2,190,518	1,733,161
Cost of home closings	1,010,069	784,521	1,745,866	1,379,427
Cost of land closings	3,792	6,444	6,484	10,725
Financial services expenses	13,045	11,152	23,766	21,196
Amenity and Other Expense	4,746	—	8,588	—
Gross margin	233,774	178,711	405,814	321,813
Sales, commissions and other marketing costs	82,615	64,604	150,044	118,302
General and administrative expenses	42,202	35,461	78,656	68,778
Equity in income of unconsolidated entities	(3,561)	(4,017)	(5,880)	(7,263)
Interest income, net	(958)	(276)	(1,291)	(619)
Other (income)/expense, net	(489)	3,654	(1,881)	4,092
Transaction expenses	1,750	—	5,879	—
Loss on extinguishment of debt	2,196	—	2,196	—
Income before income taxes	110,019	79,285	178,091	138,523
Income tax provision	28,131	19,993	44,922	31,699
Net income before allocation to non-controlling interests	81,888	59,292	133,169	106,824
Net income attributable to non-controlling interests — joint ventures	(37)	(140)	(187)	(269)
Net income before non-controlling interests	81,851	59,152	132,982	106,555
Net income from continuing operations attributable to non-controlling interests	—	(474)	—	(3,133)
Net income available to Taylor Morrison Home Corporation	$81,851	$58,678	$132,982	$103,422
Home closings gross margin	18.0%	18.0%	18.1%	18.4%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.7%	6.8%	7.0%	7.0%
General and administrative expenses as a percentage of home closings revenue, net	3.4%	3.7%	3.7%	4.1%
Average sales price per home closed	$475	$480	$470	$477

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Average Active Selling Communities

	Three Months Ended June 30,
	2019	2018	Change
East	161	121	33.1%
Central	137	124	10.5
West	59	52	13.5
Total	357	297	20.2%

	Six Months Ended June 30,
	2019	2018	Change
East	167	123	35.8%
Central	140	119	17.6
West	59	50	18.0
Total	366	292	25.3%

Average active selling communities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased by 25.3% primarily due to the acquisition of AV Homes in the fourth quarter of 2018, resulting in additional communities across all reporting regions with the largest concentration in the East.

Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	1,315	894	47.1%	$533,931	$390,007	36.9%	$406	$436	(6.9)%
Central	820	832	(1.4)	398,770	393,236	1.4	486	473	2.7
West	675	616	9.6	360,295	396,123	(9.0)	534	643	(17.0)
Total	2,810	2,342	20.0%	$1,292,996	$1,179,366	9.6%	$460	$504	(8.7)%

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	2,450	1,894	29.4%	$1,006,267	$806,809	24.7%	$411	$426	(3.5)%
Central	1,621	1,587	2.1	769,092	766,742	0.3	474	483	(1.9)
West	1,354	1,304	3.8	730,179	822,759	(11.3)	539	631	(14.6)
Total	5,425	4,785	13.4%	$2,505,538	$2,396,310	4.6%	$462	$501	(7.8)%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders increased by 47.1% and 29.4%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. Additional active selling communities resulting from the acquisition of AV Homes in the fourth quarter of 2018 were the primary contributor to the increase in net sales orders. The average selling price of net sales orders decreased 6.9% and 3.5%, respectively, for the same comparative periods. Product and geographical mix primarily resulting from the acquisition of AV Homes contributed to the decrease in average selling prices.

Central:
The number of net sales orders decreased by 1.4%, while the average selling price of net sales orders increased by 2.7%, for the three months ended June 30, 2019 compared to the same period in the prior year. Decreased sales traffic and higher cancellation rates are the primary contributors to the net sales order decline. However, cancellation rates in the Central region remain within the company average, despite post-2016 volatility caused by the oil and gas industry. Product and geographical mix contributed to the increase in average selling price. The number of net sales orders increased by 2.1%, while the average selling price of net sales orders decreased by 1.9%, for the six months ended June 30, 2019 compared to the same period in the prior year as a result of product and geographical mix.

West:
The number of net sales orders increased by 9.6% and 3.8%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. Additional active selling communities resulting from the acquisition of AV Homes and higher average sales paces in these communities were the primary contributors to the increase in net sales orders. The average selling price of net sales orders decreased 17.0% and 14.6%, respectively, for the same comparative periods.

Product and geographical mix among all the divisions within the region contributed to the decrease in average selling price of net sales orders.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
East	10.8%	10.6%	11.9%	10.5%
Central	12.2	11.3	12.4	10.0
West	13.9	10.6	14.2	9.1
Total Company	12.0%	10.8%	12.6%	10.0%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the three and six months ended June 30, 2019 compared to the same periods in the prior year. The volatility in the mortgage rate environment, especially during the first quarter of 2019, was the primary cause of the increase across all regions.

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	2,054	1,832	12.1%	$906,518	$825,231	9.9%	$441	$450	(2.0)%
Central	1,750	1,587	10.3	886,430	778,782	13.8	507	491	3.3
West	1,247	1,323	(5.7)	660,017	820,175	(19.5)	529	620	(14.7)
Total	5,051	4,742	6.5%	$2,452,965	$2,424,188	1.2%	$486	$511	(4.9)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 6.5% and 1.2% at June 30, 2019, respectively, compared to June 30, 2018. The increase in backlog units and dollars is primarily a result of increased active selling communities resulting from the acquisition of AV Homes as well as organic growth.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	1,180	875	34.9%	$476,144	$356,351	33.6%	$404	$407	(0.7)%
Central	746	617	20.9	361,893	294,236	23.0	485	477	1.7
West	668	500	33.6	394,224	305,978	28.8	590	612	(3.6)
Total	2,594	1,992	30.2%	$1,232,261	$956,565	28.8%	$475	$480	(1.0)%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	2,034	1,575	29.1%	$824,313	$640,787	28.6%	$405	$407	(0.5)%
Central	1,291	1,051	22.8	614,457	507,701	21.0	476	483	(1.4)
West	1,207	913	32.2	693,372	541,036	28.2	574	593	(3.2)
Total	4,532	3,539	28.1%	$2,132,142	$1,689,524	26.2%	$470	$477	(1.5)%

East:
The number of homes closed increased by 34.9% and 29.1%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. Home closings revenue, net increased 33.6% and 28.6%, respectively, for the same comparative periods. The increase in both units and dollars is primarily due to the increase in active selling communities resulting from the acquisition of AV Homes in the fourth quarter of 2018.

Central:
The number of homes closed increased by 20.9% and 22.8%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. Home closing revenue, net increased 23.0% and 21.0%, respectively, for the same comparative periods. The increase in both units and dollars was partially a result of our Houston market experiencing increased housing demand as well as the acquisition of AV Homes contributing to an increase in the number of communities and home closings in the Dallas market in the current year period compared to the prior year period.

West:
The number of homes closed increased by 33.6% and 32.2%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. Home closings revenue, net increased 28.8% and 28.2%, respectively, for the same comparative periods. The increase in both units and dollars is primarily due to the increase in active selling communities resulting from the acquisition of AV Homes as well as increased demand from certain California markets.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	Change
East	$4,742	$4,121	$621
Central	1,111	3,876	(2,765)
West	5	—	5
Total	$5,858	$7,997	$(2,139)

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Change
East	$6,474	$4,492	$1,982
Central	3,492	4,523	(1,031)
West	5	4,150	(4,145)
Total	$9,971	$13,165	$(3,194)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The decrease in land closings revenue for the six months ended June 30, 2019 in the West region is due to the sale of certain long-term strategic assets in the prior year.

Amenity and Other Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	Change
East	$4,488	$—	$4,488
Central	—	—	—
West	—	—	—
Total	$4,488	$—	$4,488

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Change
East	$9,542	$—	$9,542
Central	—	—	—
West	—	—	—
Total	$9,542	$—	$9,542

As the result of the acquisition of AV Homes, our East region includes communities that operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. We do not currently own or operate significant amenity facilities in our Central or West regions.

Home Closings Gross Margin

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Home closings revenue, net	$476,144	$356,351	$361,893	$294,236	$394,224	$305,978	$1,232,261	$956,565
Cost of home closings	400,191	291,548	299,852	241,811	310,026	251,162	1,010,069	784,521
Home closings gross margin	75,953	64,803	62,041	52,425	84,198	54,816	222,192	172,044
Home closings gross margin %	16.0%	18.2%	17.1%	17.8%	21.4%	17.9%	18.0%	18.0%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Home closings revenue, net	$824,313	$640,787	$614,457	$507,701	$693,372	$541,036	$2,132,142	$1,689,524
Cost of home closings	688,770	523,747	511,118	414,905	545,978	440,775	1,745,866	1,379,427
Home closings gross margin	135,543	117,040	103,339	92,796	147,394	100,261	386,276	310,097
Home closings gross margin %	16.4%	18.3%	16.8%	18.3%	21.3%	18.5%	18.1%	18.4%

East:
Home closings gross margin percentage decreased to 16.0% from 18.2% for the three months ended June 30, 2019 and 2018, respectively, and to 16.4% from 18.3% for the six months ended June 30, 2019 and 2018, respectively. The primary driver for these decreases was product mix primarily resulting from the acquisition of AV Homes. These decreases were partially offset by lower discounts.

Central:
Home closings gross margin percentage decreased to 17.1% from 17.8% for the three months ended June 30, 2019 and 2018, respectively, and to 16.8% from 18.3% for the six months ended June 30, 2019 and 2018, respectively. The primary driver for these decreases was product mix primarily resulting from the acquisition of AV Homes. These decreases were partially offset by lower discounts.

West:
Home closings gross margin percentage increased to 21.4% from 17.9% for the three months ended June 30, 2019 and 2018, respectively, and to 21.3% from 18.5% for the six months ended June 30, 2019 and 2018, respectively. The primary drivers for the increases were product and geographical mix changes and lower discounts needed in our California markets.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except the number of loan originations)	2019	2018	Change	2019	2018	Change
Mortgage operations revenue	$18,531	$13,658	35.7%	$31,728	$25,978	22.1%
Mortgage operations revenue - other	1,045	680	53.7	1,709	1,152	48.4
Title services revenue	3,243	1,928	68.2	5,426	3,342	62.4
Total financial services revenue	22,819	16,266	40.3%	38,863	30,472	27.5%
Financial services equity in income of unconsolidated entities	1,926	2,039	(5.5)	3,335	3,698	(9.8)
Total revenue	24,745	18,305	35.2	42,198	34,170	23.5
Financial services expenses	13,045	11,152	17.0	23,766	21,196	12.1
Financial services income before income taxes	$11,700	$7,153	63.6%	$18,432	$12,974	42.1
Total originations:
Loans	1,390	1,055	31.8%	2,291	1,971	16.2%
Principal	$488,813	$363,429	34.5%	$805,573	$680,765	18.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Supplemental data:
Average FICO score	749	746	750	746
Funded origination breakdown:
Government (FHA,VA,USDA)	15%	16%	14%	15%
Other agency	72%	69%	71%	71%
Total agency	87%	85%	85%	86%
Non-agency	13%	15%	15%	14%
Total funded originations	100%	100%	100%	100%

Financial services revenue increased by 40.3% and 27.5% for the three and six months ended June 30, 2019 compared to the same periods in the prior year. The increase in financial services revenue is due to increased closings partially due to the acquisition of AV Homes.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.7% from 6.8% for the three months ended June 30, 2019 and remained flat at 7.0% for the six months ended June 30, 2019 compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease was primarily driven by increased home closings and revenue partially offset by increased advertising expenses due to increased community count as a result of newly acquired AV Homes' divisions. Our new communities typically have higher sales and marketing costs during their earlier stages of sales due to various start up costs.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.4% from 3.7% and to 3.7% from 4.1% for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The decreases were primarily driven by an increase in home closings revenue, net and our efforts to utilize our scalable platform, including from our AV Homes operations, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $3.6 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively and $5.9 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively. The decreases were primarily due to several of our joint ventures being in their close out stage with less product availability during the first half of 2019 compared to the first half of 2018.

Interest Income, Net
Interest income, net was $1.0 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Income/Expense, Net
Other income/expense, net was $0.5 million in income for the three months ended June 30, 2019 compared to an expense of $3.7 million for the three months ended June 30, 2018. Other income/expense, net was $1.9 million in income for the six months ended June 30, 2019 compared to an expense of $4.1 million for the six months ended June 30 2018. The increase in other income in 2019 is a result of insurance recoveries for losses incurred from previous years' hurricanes.

Transaction Expenses

Transaction expenses were $1.8 million for the three months ended June 30, 2019 and $5.9 million for the six months ended June 30, 2019. Transaction expenses consisted of acquisition related costs, primarily related to the acquisition of AV Homes, which include compensation, legal fees, and other various integration costs.

Income Tax Provision
The effective tax rate for the three and six months ended June 30, 2019 was 25.6% and 25.2%, respectively, compared to 25.2% and 22.9% for the same periods in 2018, respectively. The effective tax rate for the three and six months ended June 30, 2019 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes and non-deductible executive compensation, uncertain tax positions, and discrete tax adjustments related to certain deferred tax assets and liabilities.

Net Income
Net income and diluted earnings per share for the three months ended June 30, 2019 was $81.9 million and $0.76, respectively. Net income and diluted earnings per share for the three months ended June 30, 2018 was $59.3 million and $0.52, respectively. The increase in net income and earnings per share from the prior year is attributable to higher gross margin dollars as a result of an increase in the number of homes closed which was partially offset by AV Homes acquisition-related transaction expenses and loss on extinguishment of debt related to the redemption of our 2021 Senior Notes.
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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2019	December 31, 2018
Cash, excluding Restricted Cash	$196,529	$329,645

Revolving Credit Facility	600,000	600,000
364-Day Credit Agreement	200,000	200,000
Letters of Credit Outstanding	(79,771)	(62,315)
Revolving Credit Facility Borrowings Outstanding	—	—
364-Day Credit Agreement Borrowings Outstanding	(200,000)	(200,000)
Revolving Credit Facility Availability	520,229	537,685

Total Liquidity	$716,758	$867,330

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $145.7 million for the six months ended June 30, 2019 compared to $10.5 million provided by operating activities for the six months ended June 30, 2018. The primary drivers of the increase in cash provided by operating activities compared to the same period in the prior year was decreased spending on real estate inventory and land deposits and an increase in net income, partially offset by a smaller increase in customer deposits.

Investing Cash Flow Activities
Net cash used in investing activities was relatively flat at $1.4 million for the six months ended June 30, 2019, as compared to $2.0 million for the six months ended June 30, 2018. We increased spending on property and equipment in 2019, offset by higher net distributions from joint ventures, compared to the same period in 2018.

Financing Cash Flow Activities
Net cash used in financing activities was $277.9 million for the six months ended June 30, 2019 compared to $262.6 million used in financing activities for the six months ended June 30, 2018. The cash used in financing activities during the first half of 2019 was primarily for net repayments of debt and Common Stock repurchases. The cash used in financing activities in 2018 was primarily attributable to net debt repayments and repurchases of partnership units in our subsidiary from our former principal equityholders as part of our public equity offerings completed in January.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of June 30, 2019.

(Dollars in thousands)	Date Issued/Assumed	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2022(2)	October 2, 2018(1)	400,000	N/A	6.625%	N/A	N/A
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700
Senior Notes due 2027	June 5, 2019	$500,000	100.0%	5.875%	495,000	5,000
Total		$1,600,000			$1,185,800	$14,200
(1) Reflects the date the notes were assumed in connection with the acquisition of AV Homes.
(2) Refer to Note 19 - Subsequent Events for more details on refinancing of the Senior Notes due 2022 and the issuance of Senior Notes due 2028.

2021 Senior Notes
Our 2021 Senior Notes were redeemed in full on June 20, 2019 using the net proceeds from an issuance of the 2027 Senior Notes (as defined below), together with cash on hand. See "2027 Senior Notes and Redemption of 2021 Senior Notes" below for additional information regarding the redemption of the 2021 Senior Notes.

2022 Senior Notes
On October 2, 2018, we assumed $400.0 million aggregate principal amount of 6.625% Senior Notes due 2022 (the "2022 Senior Notes"). The carrying value of $411.7 million at December 31, 2018 reflects the acquisition fair value adjustment of the debt instrument, net of amortization.
The 2022 Senior Notes mature on May 15, 2022. The 2022 Senior Notes are guaranteed by TMM Holdings Limited Partnership, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the "Guarantors"), which are all subsidiaries directly or indirectly of TMHC. The 2022 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.
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
For further information on refinancing of the 2022 Senior Notes, see Note 19 - Subsequent Events.

2023 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. We are required to offer to repurchase the 2023 Senior Notes at price equal to 101% of their aggregate par value (plus accrued and unpaid interest) upon certain change of control events where there is a credit downgrade that occurs in connection with the change of control.

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

2027 Senior Notes and Redemption of 2021 Senior Notes
On June 5, 2019, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the "2027 Senior Notes"). The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $550.0 million aggregate principal amount of the 2021 Senior Notes on June 20, 2019, at a redemption price of 100% of their aggregate principal amount, plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of the redemption of the 2021 Senior Notes, we recorded a loss on extinguishment of debt of $2.2 million, which included the write-off of net unamortized deferred financing fees.

The 2027 Senior Notes mature on June 15, 2027. The 2027 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2027 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2027 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2027 Senior Notes contains events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2027 Senior Notes are similar to those contained in the indenture governing the 2023 and 2024 Senior Notes.

Prior to March 15, 2027, the 2027 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through March 15, 2027 (plus accrued and unpaid interest). Beginning June 15, 2027, the 2027 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2027 Senior Notes.

Revolving Credit Facility
Our $600.0 million Revolving Credit Facility matures on January 26, 2022 and is guaranteed by the same Guarantors that guarantee the various Senior Notes.

The Revolving Credit Facility includes $2.2 million and $2.7 million of unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, we had $79.8 million and $62.3 million, respectively, of utilized letters of credit, resulting in $520.2 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
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

As of June 30, 2019, we were in compliance with all of the covenants under the Revolving Credit Facility.

364-Day Credit Agreement
Our 364-Day Credit Agreement matures on October 1, 2019 and is a term loan facility under which we borrowed an aggregate principal amount of $200.0 million. We plan on repaying the 364-Day Credit Agreement when it matures, using cash on-hand, additional borrowings, or other finance sources.
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
As of June 30, 2019, we were in compliance with all of the covenants under the 364-Day Credit Agreement.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings:

(Dollars in thousands)	As of June 30, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$6,518	$15,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	18,721	50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	54,219	75,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$79,458	$140,000

(1) The mortgage warehouse borrowings outstanding as of June 30, 2019 were collateralized by a) $124.8 million of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.1 million of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2019 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of June 30, 2019 and December 31, 2018. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	June 30, 2019	December 31, 2018
Letters of credit (1)	$82,214	$62,315
Surety bonds	450,918	334,892
Total outstanding letters of credit and surety bonds	$533,132	$397,207
(1) As of June 30, 2019 there was $79.8 million of letters of credit outstanding and $160 million total capacity for letters of credit available under our Revolving Credit Facility. Additional letters of credit outstanding are under other various borrowing facilities.

Off-Balance Sheet Arrangements as of June 30, 2019

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

For the six months ended June 30, 2019, total cash invested in unconsolidated joint ventures was $5.1 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of June 30, 2019, we had outstanding land purchase and lot option contracts of $284.0 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2019, we had non-refundable deposits totaling $54.2 million.

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
Critical Accounting Policies -
In January 2019, we adopted ASU No. 2016-02, Leases (Topic 842), which provides new guidance for lease recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 2 - Summary of Significant Accounting Policies for additional discussion. There have been no other significant changes to our critical accounting policies during the six months ended June 30, 2019 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2019, approximately 87% of our debt was fixed rate and 13% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility, 364-Day Credit Facility, and borrowings by TMHF under its various warehouse facilities. As of June 30, 2019, we had no outstanding borrowings under our Revolving Credit Facility and $200.0 million outstanding borrowings under our 364-Day Credit Facility. We had $520.2 million of additional availability for borrowings and $80.2 million of additional availability for letters of credit (giving effect to $79.8 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2019. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility, 364-Day Credit Facility, and mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2019	2020	2021	2022	2023	Thereafter	Total
Fixed Rate Debt	$72.1	$30.3	$41.0	$414.3	$373.7	$881.5	$1,812.9	$1,864.0
Weighted average interest rate(1)	2.4%	2.4%	2.4%	5.9%	5.8%	5.9%	5.6%
Variable Rate Debt(2)	$279.5	$—	$—	$—	$—	$—	$279.5	$279.5
Weighted average interest rate	4.0%	—	—	—	—	—	4.0%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2019, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.8 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Management excluded from its assessment the internal control over financial reporting for AV Homes, which was acquired on October 2, 2018, and represented 11.1% of the Company's consolidated total assets (excluding capitalized interest, inclusive of goodwill) and 15.7% of the Company's consolidated homebuilding revenues as of and for the three months ended June 30, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of it's Common Stock during the three months ended June 30, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
April 1 to April 30, 2019	1,628,832	$18.57	1,628,832	$49,356
May 1 to May 31, 2019	2,383,637	$20.71	2,383,637	$—
June 1 to June 30, 2019	—	$—	—	$—
Total	4,012,469		—
(1) On March 11, 2019, we announced that our Board of Directors authorized the repurchase of up to $100 million of the Company's common stock through December 31, 2019 in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. As of June 30, 2019, the company has fully utilized the authorization and currently does not have additional authorization for stock repurchases.

Any stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements.

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

2.2
Agreement and Plan of Merger, dated as of October 26, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Home II Corporation and Second Half 2018 Mergerco Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.1	Amended and Restated Certificate of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.3	Amendment to the Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

4.1*
Indenture, dated as of June 5, 2019, relating to Taylor Morrison Communities, Inc.'s 5.875% Senior Notes due 2027, by and among Taylor Morrison Communities, Inc, the guarantors party thereto and U.S. Bank National Association.

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

2.2
Agreement and Plan of Merger, dated as of October 26, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Home II Corporation and Second Half 2018 Mergerco Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.1	Amended and Restated Certificate of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.3	Amendment to the Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

4.1*
Indenture, dated as of June 5, 2019, relating to Taylor Morrison Communities, Inc.'s 5.875% Senior Notes due 2027, by and among Taylor Morrison Communities, Inc, the guarantors party thereto and U.S. Bank National Association.

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	August 1, 2019
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)