Form 10-Q
period 2019-09-30
Taylor Morrison Home Corp
filed 2019-10-30
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	TMHC	New York Stock Exchange
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2019
Common stock, $0.00001 par value	105,840,502

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$222,049	$329,645
Restricted cash	1,747	2,214
Total cash, cash equivalents, and restricted cash	223,796	331,859
Owned inventory	4,229,971	3,965,306
Real estate not owned	23,703	15,259
Total real estate inventory	4,253,674	3,980,565
Land deposits	41,790	57,929
Mortgage loans held for sale	108,550	181,897
Derivative assets	2,903	1,838
Operating lease right of use assets	37,751	—
Prepaid expenses and other assets, net	85,725	98,225
Other receivables, net	80,886	86,587
Investments in unconsolidated entities	128,363	140,541
Deferred tax assets, net	142,597	145,076
Property and equipment, net	83,654	86,736
Intangible assets, net	743	1,072
Goodwill	149,428	152,116
Total assets	$5,339,860	$5,264,441
Liabilities
Accounts payable	$189,556	$151,586
Accrued expenses and other liabilities	252,687	266,686
Operating lease liabilities	43,171	—
Income taxes payable	7,598	—
Customer deposits	184,975	165,432
Estimated development liability	36,762	37,147
Senior notes, net	1,634,176	1,653,746
Loans payable and other borrowings	225,203	225,497
Revolving credit facility borrowings	200,000	200,000
Mortgage warehouse borrowings	56,051	130,353
Liabilities attributable to real estate not owned	23,703	15,259
Total liabilities	2,853,882	2,845,706
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 125,769,993 and 124,519,942 shares issued, 105,826,559 and 112,965,856 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	2,093,750	2,071,579
Treasury stock at cost, 19,943,432 and 11,554,084 shares as of September 30, 2019 and December 31, 2018, respectively	(343,526)	(186,087)
Retained earnings	727,692	527,698
Accumulated other comprehensive income	2,285	2,001
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,480,202	2,415,192
Non-controlling interests – joint ventures	5,776	3,543
Total stockholders’ equity	2,485,978	2,418,735
Total liabilities and stockholders’ equity	$5,339,860	$5,264,441

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Home closings revenue, net	$1,073,110	$1,014,168	$3,205,252	$2,703,692
Land closings revenue	4,420	5,170	14,391	18,335
Financial services revenue	23,254	17,041	62,117	47,513
Amenity and other revenue	4,321	—	13,863	—
Total revenue	1,105,105	1,036,379	3,295,623	2,769,540
Cost of home closings	874,102	822,950	2,619,968	2,202,377
Cost of land closings	2,934	3,979	9,418	14,704
Financial services expenses	12,829	10,451	36,595	31,647
Amenity and other expenses	4,166	—	12,754	—
Total cost of revenue	894,031	837,380	2,678,735	2,248,728
Gross margin	211,074	198,999	616,888	520,812
Sales, commissions and other marketing costs	76,765	67,504	226,809	185,806
General and administrative expenses	42,334	33,016	120,990	101,795
Equity in income of unconsolidated entities	(2,103)	(2,514)	(7,983)	(9,777)
Interest income, net	(959)	(670)	(2,250)	(1,289)
Other expense/(income), net	389	798	(1,492)	4,889
Transaction expenses	617	—	6,496	—
Loss on extinguishment of debt	3,610	—	5,806	—
Income before income taxes	90,421	100,865	268,512	239,388
Income tax provision	23,385	6,424	68,307	38,123
Net income before allocation to non-controlling interests	67,036	94,441	200,205	201,265
Net income attributable to non-controlling interests — joint ventures	(24)	(159)	(211)	(428)
Net income before non-controlling interests	67,012	94,282	199,994	200,837
Net income attributable to non-controlling interests	—	(714)	—	(4,391)
Net income available to Taylor Morrison Home Corporation	$67,012	$93,568	$199,994	$196,446
Earnings per common share
Basic	$0.64	$0.84	$1.86	$1.75
Diluted	$0.63	$0.83	$1.84	$1.73
Weighted average number of shares of common stock:
Basic	105,472	111,396	107,389	112,449
Diluted	106,852	113,440	108,599	116,378

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before non-controlling interests, net of tax	$67,036	$94,441	$200,205	$201,265
Post-retirement benefits adjustments, net of tax	—	—	(284)	—
Comprehensive income	67,036	94,441	199,921	201,265
Comprehensive income attributable to non-controlling interests — joint ventures	(24)	(159)	(211)	(428)
Comprehensive income attributable to non-controlling interests	—	(714)	—	(4,391)
Comprehensive income available to Taylor Morrison Home Corporation	$67,012	$93,568	$199,710	$196,446

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – June 30, 2019	105,184,522	$1	$2,079,224	19,943,432	$(343,526)	$660,680	$2,285	$4,587	$2,403,251
Net income	—	—	—	—	—	67,012	—	24	67,036
Exercise of stock options	635,524	—	10,841	—	—	—	—	—	10,841
Issuance of restricted stock units, net of shares withheld for tax	6,513	—	(8)	—	—	—	—	—	(8)
Stock Compensation Expense	—	—	3,693	—	—	—	—	—	3,693
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(18)	(18)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1,183	1,183
Balance – September 30, 2019	105,826,559	$1	$2,093,750	19,943,432	$(343,526)	$727,692	$2,285	$5,776	$2,485,978

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended September 30, 2018

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance – June 30, 2018	111,387,224	$1	863,434	$—	$1,877,468	3,049,257	$(47,622)	$425,238	$(17,968)	$1,359	$19,906	$2,258,382
Cumulative-effect adjustment to Retained Earnings, net of tax related to adoption of ASU No. 2014-09 (see Note 2)	—	—	—	—	—	—	—	(482)	—	—	—	(482)
Net income	—	—	—	—	—	—	—	93,024	—	159	1,258	94,441
Exercise of stock options	20,722	—	—	—	299	—	—	—	—	—	—	299
Issuance of restricted stock units, net of shares withheld for tax	985	—	—	—	(7)	—	—	—	—	—	—	(7)
Share based compensation	—	—	—	—	3,513	—	—	—	—	—	78	3,591
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	2,986	—	2,986
Balance – September 30, 2018	111,408,931	$1	863,434	$—	$1,881,273	3,049,257	$(47,622)	$517,780	$(17,968)	$4,504	$21,242	$2,359,210

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2018	112,965,856	$1	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$2,418,735
Net income	—	—	—	—	—	199,994	—	211	200,205
Other comprehensive income	—	—	—	—	—	—	284	—	284
Exercise of stock options	754,880	—	12,746	—	—	—	—	—	12,746
Issuance of restricted stock units, net of shares withheld for tax	495,171	—	(1,511)	—	—	—	—	—	(1,511)
Repurchase of common stock	(8,389,348)	—	—	8,389,348	(157,439)	—	—	—	(157,439)
Stock Compensation Expense	—	—	10,936	—	—	—	—	—	10,936
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(35)	(35)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	2,057	2,057
Balance – September 30, 2019	105,826,559	$1	$2,093,750	19,943,432	$(343,526)	$727,692	$2,285	$5,776	$2,485,978

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the Nine Months Ended September 30, 2018

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance – December 31, 2017	82,399,996	$1	37,179,616	$—	$1,341,873	3,049,257	$(47,622)	$319,833	$(17,968)	$1,663	$748,765	$2,346,545
Cumulative-effect adjustment to Retained Earnings, net of tax related to adoption of ASU No. 2014-09 (see Note 2)	—	—	—	—	—	—	—	1,501	—	—	—	1,501
Net income	—	—	—	—	—	—	—	196,446	—	428	4,391	201,265
Exchange of New TMM Units and corresponding number of shares of Class B common stock	20,487	—	(20,487)	—	1,293	—	—	—	—	—	(1,293)	—
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	—	(7,588,771)	—	(201,775)	—	—	—	—	—	—	(201,775)
Exercise of stock options	118,992	—	—	—	1,887	—	—	—	—	—	—	1,887
Issuance of restricted stock units	162,532	—	—	—	(1,498)	—	—	—	—	—	—	(1,498)
Exchange of Class B shares from public offerings	28,706,924	—	—	—	729,954	—	—	—	—	—	—	729,954
Repurchase of New TMM Units from Former Principal Equityholders	—	—	(28,706,924)	—	—	—	—	—	—	—	(730,963)	(730,963)
Share based compensation	—	—	—	—	9,539	—	—	—	—	—	342	9,881
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	2,413	—	2,413
Balance – September 30, 2018	111,408,931	$1	863,434	$—	$1,881,273	3,049,257	$(47,622)	$517,780	$(17,968)	$4,504	$21,242	$2,359,210

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$200,205	$201,265
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(7,983)	(9,777)
Stock compensation expense	10,936	9,881
Loss on extinguishment of debt	5,806	—
Distributions of earnings from unconsolidated entities	8,633	4,168
Depreciation and amortization	22,087	17,606
Operating lease expense	6,689	—
Debt issuance costs/premium amortization	325	2,442
Contingent consideration	—	146
Deferred income taxes	524	12,782
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(244,276)	(296,678)
Mortgages held for sale, prepaid expenses and other assets	45,788	81,769
Customer deposits	19,543	56,587
Accounts payable, accrued expenses and other liabilities	77,502	(19,670)
Income taxes payable	7,598	(4,525)
Net cash provided by operating activities	153,377	55,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,675)	(14,454)
Distributions of capital from unconsolidated entities	21,694	22,271
Investments of capital into unconsolidated entities	(10,166)	(3,547)
Net cash (used in)/provided by investing activities	(7,147)	4,270
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	13,909	27,158
Repayments of loans payable and other borrowings	(24,664)	(14,942)
Borrowings on revolving credit facility	95,000	—
Repayments on revolving credit facility	(95,000)	—
Borrowings on mortgage warehouse	752,501	552,908
Repayment on mortgage warehouse	(826,803)	(617,273)
Proceeds from the issuance of senior notes	950,000	—
Repayments on senior notes	(963,252)	—
Payment of deferred financing costs	(11,802)	—
Payment of contingent consideration	—	(265)
Proceeds from stock option exercises	12,746	1,887
Proceeds from issuance of shares from public offerings	—	767,116
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	(201,775)
Repurchase of shares from Former Principal Equityholders	—	(768,125)
Repurchase of common stock, net	(157,439)	—
Payment of taxes related to net share settlement of equity awards	(1,511)	(1,498)
Changes and distributions to non-controlling interests of consolidated joint ventures, net	2,022	2,413
Net cash used in financing activities	(254,293)	(252,396)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(108,063)	$(192,130)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	331,859	575,503
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$223,796	$383,373
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(20,605)	$(44,569)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$84,535	$53,099
Change in inventory not owned	$8,444	$11,284
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$—	$(32,004)
Change in Property and equipment, net due to adoption of ASU 2014-09	$—	$32,004
Beginning Operating lease right of use assets due to adoption of ASU 2016-02	$27,384	$—
Beginning Operating lease right of use liabilities due to adoption of ASU 2016-02	$30,331	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of September 30, 2019, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Illinois, North and South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding segments operate under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), and title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”).

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

Non-controlling interests - During the first quarter of 2018, we completed multiple offerings of our Class A common stock in registered public offerings and used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our former Class B common stock held by certain former principal equityholders. In addition on October 26, 2018, in connection with our reorganization transactions, all Class B common shares were converted to Class A common shares and subsequently retired. See Note 12- Stockholders' Equity for additional information. The percentage of the former principal equityholders net income is presented as “Net income attributable to non-controlling interests” on the Consolidated Statements of Operations.
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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and nine months ended September 30, 2019 and 2018, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2019 and December 31, 2018, we had no inactive projects.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is reflected in “Real estate not owned” with a corresponding liability in “Liabilities attributable to real estate not owned” in the Condensed Consolidated Balance Sheets.

We evaluate our investments in unconsolidated entities for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and nine months ended September 30, 2019 and 2018.

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

Adoption of the new standard resulted in the recording of an opening balance of Operating lease right of use assets and Operating lease liabilities of approximately $27.4 million and $30.3 million, respectively. The weighted average discount rate used in determining these operating lease liabilities was 5.795% and the weighted average remaining lease term as of September 30, 2019 was 6.2 years. Payments on the lease liabilities for the three and nine months ended September 30, 2019 were approximately $2.5 million and $6.8 million, respectively. For the three and nine months ended September 30, 2019, we recorded lease expense of approximately $2.5 million and $6.7 million, respectively, within General and administrative expenses on our condensed consolidated statement of operations.

The future minimum lease payments required under our leases as of September 30, 2019 are as follows (dollars in thousands):

Years Ending December 31,	Lease Payments(1)
2019(1)	$2,419
2020	9,526
2021	8,644
2022	7,726
2023	7,193
Thereafter	15,693
Total lease payments	$51,201
Less: Interest	$8,030
Present value of lease liabilities.	$43,171
(1) Represents lease payments for the period beginning October 1, 2019 through December 31, 2019.

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

Amenity and other revenue
We own and operate certain amenities pursuant to recorded mandatory club plans, which require us to provide club members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from the club members, which are billed on a monthly basis. Revenue from our golf club operations is also included in amenity and other revenue.

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

Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 will be effective for us beginning January 1, 2020. We do not believe the adoption of the ASU 2016-13 will have a material impact on our condensed consolidated financial statements and disclosures.

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

During the third quarter of 2019, we finalized the allocation of the purchase price with immaterial changes to the preliminary amounts disclosed. The following is a summary of the fair value of assets acquired and liabilities assumed.

(Dollars in thousands)	AV Homes
Acquisition Date	October 2, 2018
Assets acquired
Real estate inventory	$782,424
Prepaid expenses and other assets(1)	107,004
Deferred tax assets, net	69,456
Property and equipment	50,996
Goodwill(2)	83,230
Total assets	$1,093,110

Less liabilities assumed
Accrued expenses and other liabilities	$94,308
Customer deposits	14,130
Estimated development liability(3)	37,230
Senior notes, net	412,520
Net assets acquired	$534,922
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $43.3 million of goodwill to the East homebuilding segment, $30.0 million to the Central homebuilding segment, and $9.9 million to the West homebuilding segment.
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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands except per share data)	2019 (As reported)	2018 (Pro forma)	2019 (As reported)	2018 (Pro forma)
Total revenues	$1,105,105	$1,233,556	$3,295,623	$3,322,285

Net income before allocation to non-controlling interests	$67,036	$94,555	$200,205	$202,035
Net income attributable to non-controlling interests — joint ventures	(24)	(159)	(211)	(428)
Net income attributable to non-controlling interest - Former Principal Equityholders	—	(714)	—	(4,391)
Net income available to TMHC - Basic	$67,012	$93,682	$199,994	$197,216
Net income attributable to non-controlling interest - Former Principal Equityholders	—	714	—	4,391
Loss fully attributable to public holding company	—	100	—	349
Net income - Diluted	$67,012	$94,496	$199,994	$201,956

Weighted average shares - Basic	105,472	120,520	107,389	121,440
Weighted average shares - Diluted	106,852	122,564	108,599	125,369

Earnings per share - Basic	$0.64	$0.78	$1.86	$1.62
Earnings per share - Diluted	$0.63	$0.77	$1.84	$1.61

4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income available to TMHC – basic	$67,012	$93,568	$199,994	$196,446
Net income attributable to non-controlling interest	—	714	—	4,391
Loss fully attributable to public holding company	—	100	—	349
Net income – diluted	$67,012	$94,382	$199,994	$201,186
Denominator:
Weighted average shares – basic	105,472	111,396	107,389	112,449
Weighted average shares – non-controlling interest	—	863	—	2,508
Restricted stock units	938	904	912	1,043
Stock Options	442	277	298	378
Weighted average shares – diluted	106,852	113,440	108,599	116,378
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.64	$0.84	$1.86	$1.75
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.63	$0.83	$1.84	$1.73

We excluded a total weighted average of 766,948 and 2,562,840 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) and 2,775,689 and 1,442,767 stock options and unvested RSUs from the calculation of earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Real estate developed and under development	$2,911,874	$2,833,875
Real estate held for development or held for sale (1)	121,236	61,415
Operating communities (2)	1,078,185	973,985
Capitalized interest	118,676	96,031
Total owned inventory	4,229,971	3,965,306
Real estate not owned	23,703	15,259
Total real estate inventory	$4,253,674	$3,980,565
(1) Real estate held for development or held for sale includes raw land recently purchased or awaiting entitlement and properties where we have ceased development and/or marketing.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2019		December 31, 2018
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	13,631	$500,370	9,653	$461,387
Partially developed	14,902	1,001,852	12,036	756,376
Finished	14,953	$1,530,888	21,975	1,677,527
Total	43,486	$3,033,110	43,664	$2,895,290

Land Deposits — We provide deposits related to land option and land purchase contracts, which are capitalized when paid and classified as land deposits until the associated property is purchased.

As of September 30, 2019 and December 31, 2018, we had the right to purchase 4,597 and 4,781 lots under land option purchase contracts, respectively, for an aggregate purchase price of $300.3 million and $393.8 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of September 30, 2019 and December 31, 2018, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $41.8 million and $57.9 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest capitalized - beginning of period	$111,802	$95,693	$96,031	$90,496
Interest incurred	29,018	20,164	85,770	59,979
Interest amortized to cost of home closings	(22,144)	(21,345)	(63,125)	(55,963)
Interest capitalized - end of period	$118,676	$94,512	$118,676	$94,512

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	September 30, 2019	December 31, 2018
Assets:
Real estate inventory	$388,937	$508,795
Other assets	126,900	125,436
Total assets	$515,837	$634,231
Liabilities and owners’ equity:
Debt	$189,971	$176,564
Other liabilities	20,114	16,061
Total liabilities	210,085	192,625
Owners’ equity:
TMHC	128,363	140,541
Others	177,389	301,075
Total owners’ equity	305,752	441,616
Total liabilities and owners’ equity	$515,837	$634,241

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$68,734	$95,085	$228,002	$264,624
Costs and expenses	(59,851)	(84,409)	(197,151)	(227,061)
Income of unconsolidated entities	$8,883	$10,676	$30,851	$37,563
TMHC’s share in income of unconsolidated entities	$2,103	$2,514	$7,983	$9,777
Distributions to TMHC from unconsolidated entities	$8,309	$13,176	$30,327	$26,439

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Real estate development costs to complete	$16,328	$16,591
Compensation and employee benefits	66,629	73,955
Self-insurance and warranty reserves	74,259	93,790
Interest payable	26,103	21,385
Property and sales taxes payable	18,941	14,861
Other accruals	50,427	46,104
Total accrued expenses and other liabilities	$252,687	$266,686

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reserve - beginning of period	$81,111	$53,011	$93,790	$51,010
Additions to reserves	10,114	9,438	18,809	24,763
Costs and claims incurred	(18,107)	(9,592)	(43,815)	(22,525)
Change in estimates to existing reserves	1,141	551	5,475	160
Reserve - end of period	$74,259	$53,408	$74,259	$53,408

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

9. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2019			December 31, 2018
	Principal	Unamortized Debt Issuance (Costs)	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.25% Senior Notes due 2021	$—	$—	$—	$550,000	$(2,695)	$547,305
6.625% Senior Notes due 2022	—	—	—	400,000	11,656	411,656
5.875% Senior Notes due 2023	350,000	(2,009)	347,991	350,000	(2,434)	347,566
5.625% Senior Notes due 2024	350,000	(2,378)	347,622	350,000	(2,781)	347,219
5.875% Senior Notes due 2027	500,000	(6,131)	493,869	—	—	—
5.75% Senior Notes due 2028	450,000	(5,306)	444,694	—	—	—
Senior Notes subtotal	1,650,000	(15,824)	1,634,176	1,650,000	3,746	1,653,746
Loans payable and other borrowings	225,203	—	225,203	225,497	—	225,497
Revolving Credit Facility	—	—	—	—	—	—
364-Day Credit Agreement	200,000	—	200,000	200,000	—	200,000
Mortgage warehouse borrowings	56,051	—	56,051	130,353	—	130,353
Total Senior Notes and other financing	$2,131,254	$(15,824)	$2,115,430	$2,205,850	$3,746	$2,209,596

2021 Senior Notes
Our 5.25% Senior Notes due 2021 (the “2021 Senior Notes”) were redeemed in full on June 20, 2019 using the net proceeds from the issuance of the 2027 Senior Notes (as defined below), together with cash on hand. As a result of the redemption of the 2021 Senior Notes, we recorded a loss on extinguishment of debt of $2.2 million, which included the write-off of net unamortized deferred financing fees. See “2027 Senior Notes and Redemption of 2021 Senior Notes” below for additional information regarding the redemption of the 2021 Senior Notes.
2022 Senior Notes

Our 6.625% Senior Notes due 2022 (the “2022 Senior Notes”) were redeemed in full on August 19, 2019 using the net proceeds from the issuance of the 2028 Senior Notes (as defined below). As a result of the redemption of the 2022 Senior Notes, we recorded a loss on extinguishment of debt of $3.6 million, inclusive of a prepayment premium of approximately $13.2 million, offset by the write-off of approximately $9.6 million in 2022 Senior Notes unamortized debt premium. See “2028 Senior Notes and Redemption of 2022 Senior Notes” below for additional information regarding the redemption of the 2022 Senior Notes.

2023 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by TMM Holdings Limited Partnership, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”), which are all subsidiaries directly or indirectly of TMHC. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. We are required to offer to repurchase the 2023 Senior Notes at price equal to 101% of their aggregate par value (plus accrued and unpaid interest) upon certain change of control events where there is a credit rating downgrade that occurs in connection with the change of control.

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

2024 Senior Notes
On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”).

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee our other outstanding senior unsecured notes (collectively, the “Senior Notes”). The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2024 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

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

2027 Senior Notes and Redemption of 2021 Senior Notes
On June 5, 2019, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the "2027 Senior Notes"). The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $550.0 million aggregate principal amount of the 2021 Senior Notes on June 20, 2019, at a redemption price of 100% of their aggregate principal amount, plus accrued and unpaid interest thereon through, but not including, the date of redemption.

The 2027 Senior Notes mature on June 15, 2027. The 2027 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2027 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2027 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2027 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2027 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to March 15, 2027, the 2027 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through March 15, 2027 (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2027 Senior Notes.

2028 Senior Notes and Redemption of 2022 Senior Notes

On August 1, 2019, we issued $450.0 million aggregate principal amount of 5.75% Senior Notes due 2028 (the "2028 Senior Notes"). The net proceeds of the offering were used to redeem the entire remaining $400.0 million aggregate principal amount of the 2022 Senior Notes on August 19, 2019, at the redemption price of 103.313% of their aggregate principal amount, plus accrued and unpaid interest thereon through, but not including, the date of redemption.

The 2028 Senior Notes mature on January 15, 2028. The 2028 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2028 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2028 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2028 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2028 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to October 15, 2027, the 2028 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through October 15, 2027 (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2028 Senior Notes.

Revolving Credit Facility
Our $600.0 million Revolving Credit Facility matures on January 26, 2022 and is guaranteed by the same Guarantors that guarantee the various Senior Notes.

The Revolving Credit Facility includes $2.0 million and $2.7 million of unamortized debt issuance costs as of September 30, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, we had $82.6 million and $62.3 million, respectively, of utilized letters of credit, resulting in $517.4 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.9 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of September 30, 2019, we were in compliance with all of the covenants under the Revolving Credit Facility.

364-Day Credit Agreement
Our 364-Day Credit Agreement matured on October 1, 2019 and was a term loan facility under which we borrowed an aggregate principal amount of $200.0 million.
The 364-Day Credit Agreement contained certain financial covenants, requiring us and our subsidiaries to comply on a quarterly basis with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.9 billion. As of September 30, 2019, we were in compliance with all of the covenants under the 364-Day Credit Agreement.
Refer to Note 19 - Subsequent Events for discussion regarding the repayment of the 364-Day Credit Agreement.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$13,962	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	$18,899	$50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	$23,190	$75,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$56,051	$170,000

	As of December 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,484	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,164	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	62,705	100,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$130,353	$230,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2019 and December 31, 2018 were collateralized by a) $108.6 million and $181.9 million, respectively, of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.1 million and $1.6 million, respectively, of cash which are included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2019 and December 31, 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of September 30, 2019 and December 31, 2018. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility and our 364-Day Credit Agreement approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2019, when compared to December 31, 2018.

The carrying value and fair value of our financial instruments are as follows:

		September 30, 2019		December 31, 2018
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$108,550	$108,550	$181,897	$181,897
Derivative assets, net	2	2,903	2,903	1,099	1,099
Mortgage warehouse borrowings	2	56,051	56,051	130,353	130,353
Loans payable and other borrowings	2	225,203	225,203	225,497	225,497
5.25% Senior Notes due 2021 (1)	2	—	—	547,304	544,500
6.625% Senior Notes due 2022 (2)	2	—	—	411,656	400,520
5.875% Senior Notes due 2023 (1)	2	347,991	372,750	347,566	337,750
5.625% Senior Notes due 2024 (1)	2	347,622	370,580	347,219	332,500
5.875% Senior Notes due 2027 (1)	2	493,869	543,150	—	—
5.75% Senior Notes due 2028(1)	2	444,694	489,375	—	—
Revolving Credit Facility	2	—	—	—	—
364-Day Credit Agreement	2	200,000	200,000	200,000	200,000
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

At September 30, 2019, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

11. INCOME TAXES
Our effective tax rate for the three and nine months ended September 30, 2019 was 25.9% and 25.4%, respectively, compared to 6.4% and 15.9% for the same periods in 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, uncertain tax positions, and discrete tax adjustments related to certain deferred tax assets and liabilities.
The effective tax rate for the three and nine months ended September 30, 2018 was favorably impacted by the adjustments to our existing deferred tax assets resulting from tax accounting method changes affirmatively accepted by the IRS and adjustments to the provisional tax expense for the mandatory deemed repatriation of foreign earnings resulting from completing our calculations of the transition tax as a result of the Tax Cuts and Jobs Act ("Tax Act") and finalizing our 2017 U.S. federal income tax returns.
At both September 30, 2019 and December 31, 2018, cumulative gross unrecognized tax benefits were $7.4 million. If the unrecognized tax benefits as of September 30, 2019 were to be recognized, approximately $5.9 million would affect the effective tax rate. We had $0.9 million and $0.7 million of gross interest and penalties related to unrecognized tax positions accrued as of September 30, 2019 and December 31, 2018, respectively.

12. STOCKHOLDERS’ EQUITY
Capital Stock

As of October 26, 2018, as a result of a holding company reorganization and related transactions each share of the Company’s former Class B common stock, par value $0.00001 per share (the “Class B common stock”), and paired partnership units of TMM Holdings II Limited Partnership were exchanged on a one-for-one basis for shares of Class A common stock, par value $0.00001 per share (“Class A common stock”). Following this exchange, all of the shares of Class B common stock were canceled, and the Company had only one class of common stock outstanding. On May 29, 2019, the Company’s stockholders approved the amendment and restatement of the Company’s certificate of incorporation to (i) delete provisions no longer applicable following the cancellation of all outstanding shares of the former Class B common stock; and (ii) to rename the Company’s Class A common stock as “Common Stock, par value $0.00001 per share.” Following this amendment and restatement, under the Company’s certificate of incorporation, its authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

References to “Common Stock” refer to “Class A Common Stock” for dates prior to June 10, 2019.

Stock Repurchase Program

On March 11, 2019, we announced that our Board of Directors authorized the repurchase of up to $100 million of Common Stock through December 31, 2019 in open market purchases, privately negotiated transactions or other transactions. We did not repurchase shares during the three months ended September 30, 2019. During the nine months ended September 30, 2019, we repurchased 8,389,348 shares of Common Stock under the Company's stock repurchase program. As of September 30, 2019, we have fully utilized the authorization and currently do not have additional authorization for stock repurchases.

13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Common Stock. As of September 30, 2019, we had an aggregate of 6,926,110 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units (1)	$2,747	$2,673	$8,105	$6,778
Stock options	946	918	2,831	3,103
Total stock compensation	$3,693	$3,591	$10,936	$9,881

(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

At September 30, 2019 and December 31, 2018, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $24.9 million and $20.4 million, respectively.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,925,364	$16.49
Granted	713,247	18.45
Vested	(813,430)	13.20
Forfeited (1)	(87,032)	18.25
Balance at September 30, 2019	1,738,149	$18.86

(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.

During the nine months ended September 30, 2019, we granted time-based RSU awards and performance-based RSU awards to certain employees and members of the Board of Directors of the Company.

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

Stock Options – The following table summarizes the stock option activity for the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	3,239,995	$18.87
Granted	985,885	18.08
Exercised	(754,880)	17.23
Canceled/Forfeited	(116,220)	19.78
Outstanding at September 30, 2019	3,354,780	$18.98
Options exercisable at September 30, 2019	1,410,017	$19.11

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands). There was no activity in the three months ended September 30, 2019 and 2018, therefore such periods are not presented.

	Nine Months Ended September 30, 2019
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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	TMHF and Inspired Title Services

Segment information is as follows (in thousands):

	Three Months Ended September 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$439,498	$313,643	$328,710	$23,254	$—	$1,105,105

Gross margin	74,368	58,021	68,260	10,425	—	211,074
Selling, general and administrative expenses	(39,560)	(29,918)	(23,366)	—	(26,255)	(119,099)
Equity in (loss)/income of unconsolidated entities	—	(50)	1,215	939	(1)	2,103
Interest and other (expense)/ income, net (1)	(531)	(159)	63	—	(3,030)	(3,657)
Income/(loss) before income taxes	$34,277	$27,894	$46,172	$11,364	$(29,286)	$90,421
(1) Interest and other (expense)/ income, net includes loss on extinguishment of debt.

	Three Months Ended September 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$393,476	$277,441	$348,421	$17,041	$—	$1,036,379

Gross margin	70,427	47,715	74,267	6,590	—	198,999
Selling, general and administrative expenses	(32,182)	(25,612)	(20,630)	—	(22,096)	(100,520)
Equity in income of unconsolidated entities	137	196	1,309	872	—	2,514
Interest and other (expense)/ income, net	(247)	204	84	—	(169)	(128)
Income/(loss) before income taxes	$38,135	$22,503	$55,030	$7,462	$(22,265)	$100,865

	Nine Months Ended September 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,279,826	$931,592	$1,022,088	$62,117	$—	$3,295,623

Gross margin	212,693	163,015	215,658	25,522	—	616,888
Selling, general and administrative expenses	(116,579)	(87,478)	(68,906)	—	(74,836)	(347,799)
Equity in (loss)/ income of unconsolidated entities	—	(220)	3,771	4,274	158	7,983
Interest and other expense, net (1)	(4,066)	(715)	(148)	—	(3,631)	(8,560)
Income/(loss) before income taxes	$92,048	$74,602	$150,375	$29,796	$(78,309)	$268,512
(1) Interest and other (expense)/ income, net includes loss on extinguishment of debt.

	Nine Months Ended September 30, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,038,756	$789,665	$893,606	$47,513	$—	$2,769,540

Gross margin	187,844	141,994	175,108	15,866	—	520,812
Selling, general and administrative expenses	(91,920)	(74,015)	(56,256)	—	(65,410)	(287,601)
Equity in income of unconsolidated entities	378	951	3,879	4,569	—	9,777
Interest and other (expense)/ income, net	(846)	(34)	2	—	(2,722)	(3,600)
Income/(loss) before income taxes	$95,456	$68,896	$122,733	$20,435	$(68,132)	$239,388

	As of September 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$2,025,102	$1,041,838	$1,228,524	$—	$—	$4,295,464
Investments in unconsolidated entities	—	37,408	86,682	4,015	258	128,363
Other assets	170,692	122,883	82,445	178,807	361,206	916,033
Total assets	$2,195,794	$1,202,129	$1,397,651	$182,822	$361,464	$5,339,860

	As of December 31, 2018
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,862,756	$1,011,659	$1,164,079	$—	$—	$4,038,494
Investments in unconsolidated entities	—	35,476	100,693	4,015	357	140,541
Other assets	162,339	118,187	55,433	236,291	513,156	1,085,406
Total assets	$2,025,095	$1,165,322	$1,320,205	$240,306	$513,513	$5,264,441

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $533.9 million and $397.2 million as of September 30, 2019 and December 31, 2018, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2019 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2019 and December 31, 2018, our legal accruals were $7.5 million and $5.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	September 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$2,861	$148,452	$1,838	$75,090
MBSs	42	185,000	(739)	118,000
Total	$2,903		$1,099

Total commitments to originate loans approximated $163.9 million and $83.4 million as of September 30, 2019 and December 31, 2018, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

18. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us. For the three and nine months ended September 30, 2019, we had no transactions with related parties.

During the nine months ended September 30, 2018, we completed sales of our Class A Common Stock in registered public offerings, totaling 30.2 million shares. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B common stock, held by certain of our former principal equityholders. The aggregate number of partnership units and corresponding shares of Class B Common Stock we purchased was equal to the number of shares of Class A Common Stock sold by the Company in the public offerings. In addition, in a series of transactions following each public offering, the Company purchased a total of 7.6 million shares of Class B common stock directly from such former principal equityholders at the same respective net purchase price per share in each public offering.

19. SUBSEQUENT EVENTS

On October 1, 2019, utilizing funds borrowed from our Revolving Credit Facility, we repaid our 364-Day Credit Agreement. The total amount paid, including interest, was $200.5 million.

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

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Annual Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”) . Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factor that affects the comparability of our results of operations is the acquisition of AV Homes. The acquisition of AV Homes resulted in transaction expenses which are presented in Transaction expenses on the condensed consolidated statements of operations as well as impacts of purchase accounting which are included in Cost of home closings in the condensed consolidated statements of operations. As a result of the redemption of our 2021 and 2022 Senior Notes, we recorded loss on extinguishment of debt which included the write off of unamortized fees for the three and nine months ended September 30, 2019. In 2018, we experienced a lower effective tax rate as a result of certain changes in tax accounting methods.

Recent Developments
On October 1, 2019 we repaid our $200.0 million 364-Day Credit Agreement which was entered into on October 2, 2018 for the acquisition of AV Homes. The total amount paid, including interest, was $200.5 million.
Third Quarter 2019 Highlights:

•	Net sales orders were 2,540, a 39% increase over the prior year quarter

•	Average monthly sales pace per community was 2.4, compared to 2.2 for the prior year quarter

•	Home closings were 2,296, a 9% increase over the prior year quarter

•	Total revenue was $1.1 billion, a 7% increase over the prior year quarter

•	GAAP home closings gross margin was 18.5%

•	SG&A as a percent of home closings revenue was 11.1%

•	Net income was $67 million with diluted earnings per share of $0.63

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30, 2019		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Statements of Operations Data:
Home closings revenue, net	$1,073,110	$1,014,168	$3,205,252	$2,703,692
Land closings revenue	4,420	5,170	14,391	18,335
Financial services revenue	23,254	17,041	62,117	47,513
Amenity and other revenue	4,321	—	13,863	—
Total revenues	1,105,105	1,036,379	3,295,623	2,769,540
Cost of home closings	874,102	822,950	2,619,968	2,202,377
Cost of land closings	2,934	3,979	9,418	14,704
Financial services expenses	12,829	10,451	36,595	31,647
Amenity and Other Expense	4,166	—	12,754	—
Gross margin	211,074	198,999	616,888	520,812
Sales, commissions and other marketing costs	76,765	67,504	226,809	185,806
General and administrative expenses	42,334	33,016	120,990	101,795
Equity in income of unconsolidated entities	(2,103)	(2,514)	(7,983)	(9,777)
Interest income, net	(959)	(670)	(2,250)	(1,289)
Other expense/(income), net	389	798	(1,492)	4,889
Transaction expenses	617	—	6,496	—
Loss on extinguishment of debt	3,610	—	5,806	—
Income before income taxes	90,421	100,865	268,512	239,388
Income tax provision	23,385	6,424	68,307	38,123
Net income before allocation to non-controlling interests	67,036	94,441	200,205	201,265
Net income attributable to non-controlling interests — joint ventures	(24)	(159)	(211)	(428)
Net income before non-controlling interests	67,012	94,282	199,994	200,837
Net income from continuing operations attributable to non-controlling interests	—	(714)	—	(4,391)
Net income available to Taylor Morrison Home Corporation	$67,012	$93,568	$199,994	$196,446
Home closings gross margin	18.5%	18.9%	18.3%	18.5%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	7.2%	6.7%	7.1%	6.9%
General and administrative expenses as a percentage of home closings revenue, net	3.9%	3.3%	3.8%	3.8%

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Average Active Selling Communities

	Three Months Ended September 30,
	2019	2018	Change
East	153	109	40.4%
Central	135	118	14.4
West	58	48	20.8
Total	346	275	25.8%

	Nine Months Ended September 30,
	2019	2018	Change
East	162	119	36.1%
Central	138	119	16.0
West	59	50	18.0
Total	359	288	24.7%

Average active selling communities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 increased by 24.7% primarily due to the acquisition of AV Homes in the fourth quarter of 2018, resulting in additional communities across all reporting regions with the largest concentration in the East.

Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	1,161	710	63.5%	$463,201	$289,200	60.2%	$399	$407	(2.0)%
Central	759	617	23.0	360,413	298,111	20.9	475	483	(1.7)
West	620	495	25.3	331,133	306,004	8.2	534	618	(13.6)
Total	2,540	1,822	39.4%	$1,154,747	$893,315	29.3%	$455	$490	(7.1)%

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	3,611	2,604	38.7%	$1,469,468	$1,096,008	34.1%	$407	$421	(3.3)%
Central	2,380	2,204	8.0	1,129,506	1,064,852	6.1	475	483	(1.7)
West	1,974	1,799	9.7	1,061,312	1,128,763	(6.0)	538	627	(14.2)
Total	7,965	6,607	20.6%	$3,660,286	$3,289,623	11.3%	$460	$498	(7.6)%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders increased by 63.5% and 38.7%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Additional active selling communities resulting from the acquisition of AV Homes in the fourth quarter of 2018 were the primary contributor to the increase in net sales orders. The average selling price of net sales orders decreased 2.0% and 3.3%, respectively, for the same comparative periods. Product and geographical mix primarily resulting from the acquisition of AV Homes contributed to the decrease in average selling prices.

Central:
The number of net sales orders increased by 23.0% and 8.0%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Our Dallas market contributed to the increase for both periods primarily as a result of additional active selling communities resulting from the acquisition of AV Homes in the fourth quarter of 2018. Product and geographical mix contributed to the relatively flat average selling price compared to the same periods in the prior year.

West:
The number of net sales orders increased by 25.3% and 9.7%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Additional active selling communities resulting from the acquisition of AV Homes and higher average sales pace in these communities were the primary contributors to the increase in net sales orders. The average selling price of net sales orders decreased 13.6% and 14.2%, respectively, for the same comparative periods. Product and geographical mix among all the divisions within the region contributed to the decrease in average selling price of net sales orders.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
East	10.9%	10.8%	11.6%	10.6%
Central	13.8	13.6	12.8	11.1
West	11.0	17.5	13.3	11.6
Total Company	11.8%	13.6%	12.4%	11.0%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the nine months ended September 30, 2019 compared to the same period in the prior year. The volatility in the mortgage rate environment, especially during the first quarter of 2019, was the primary cause of the increase across all regions. However, the total company cancellation rate decreased for the three months ended September 30, 2019 compared to the same period in the prior year, as a result of stabilization in the mortgage rates.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	2,186	1,589	37.6%	$935,273	$754,666	23.9%	$428	$475	(9.9)%
Central	1,856	1,610	15.3	936,889	814,173	15.1	505	506	(0.2)
West	1,253	1,250	0.2	662,440	771,135	(14.1)	529	617	(14.3)
Total	5,295	4,449	19.0%	$2,534,602	$2,339,974	8.3%	$479	$526	(8.9)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 19.0% and 8.3% at September 30, 2019, respectively, compared to September 30, 2018. The increase in backlog units and dollars is primarily a result of increased active selling communities resulting from the acquisition of AV Homes as well as organic growth.

Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	1,029	953	8.0%	$434,446	$392,767	10.6%	$422	$412	2.4%
Central	653	594	9.9	309,954	272,980	13.5	475	460	3.3
West	614	568	8.1	328,710	348,421	(5.7)	535	613	(12.7)
Total	2,296	2,115	8.6%	$1,073,110	$1,014,168	5.8%	$467	$480	(2.7)%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	3,063	2,528	21.2%	$1,258,758	$1,033,553	21.8%	$411	$409	0.5%
Central	1,944	1,645	18.2	924,411	780,682	18.4	476	475	0.2
West	1,821	1,481	23.0	1,022,083	889,457	14.9	561	601	(6.7)
Total	6,828	5,654	20.8%	$3,205,252	$2,703,692	18.6%	$469	$478	(1.9)%

East:
The number of homes closed increased by 8.0% and 21.2%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Home closings revenue, net increased 10.6% and 21.8%, respectively, for the same comparative periods. The increase in both units and dollars is primarily due to the increase in active selling communities resulting from the acquisition of AV Homes in the fourth quarter of 2018.

Central:
The number of homes closed increased by 9.9% and 18.2%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Home closing revenue, net increased 13.5% and 18.4%, respectively, for the same comparative periods. The increase in both units and dollars was partially a result of our Houston market experiencing increased housing demand as well as the acquisition of AV Homes contributing to an increase in the number of communities and an increase in home closings in the Dallas market in the current year period compared to the prior year period.

West:
The number of homes closed increased by 8.1% and 23.0%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. The increase in units is primarily due to the increase in active selling communities resulting from the acquisition of AV Homes as well as increased demand from certain California markets. Home closings revenue, net decreased 5.7% and increased 14.9%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. The decrease in home closings revenue, net for the three months ended September 30, 2019 is primarily due to product mix with lower average selling prices in our Southern California market, whereas overall demand in the majority of our markets contributed to the increase in home closings revenue, net for the nine months ended September 30, 2019 compared to the same period in the prior year.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
East	$731	$709	$22
Central	3,689	4,461	(772)
West	—	—	—
Total	$4,420	$5,170	$(750)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
East	$7,205	$5,201	$2,004
Central	7,181	8,984	(1,803)
West	5	4,150	(4,145)
Total	$14,391	$18,335	$(3,944)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. As a developer, we may include land sales in our underwriting strategies in many of our master plan communities where we may mitigate risk, enhance our returns or pursue opportunities allowing access to new land positions. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The decrease in land closings revenue for the nine months ended September 30, 2019 in the West region is due to the sale of certain long-term strategic assets in the prior year.

Amenity and Other Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
East	$4,321	$—	$4,321
Central	—	—	—
West	—	—	—
Total	$4,321	$—	$4,321

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
East	$13,863	$—	$13,863
Central	—	—	—
West	—	—	—
Total	$13,863	$—	$13,863

As the result of the acquisition of AV Homes, our East region includes communities that operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. We do not currently own or operate significant amenity facilities in our Central or West regions.

Home Closings Gross Margin

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Home closings revenue, net	$434,446	$392,767	$309,954	$272,980	$328,710	$348,421	$1,073,110	$1,014,168
Cost of home closings	360,071	322,134	253,581	226,662	260,450	274,154	874,102	822,950
Home closings gross margin	74,375	70,633	56,373	46,318	68,260	74,267	199,008	191,218
Home closings gross margin %	17.1%	18.0%	18.2%	17.0%	20.8%	21.3%	18.5%	18.9%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Home closings revenue, net	$1,258,758	$1,033,553	$924,411	$780,682	$1,022,083	$889,457	$3,205,252	$2,703,692
Cost of home closings	1,048,841	845,883	764,699	641,566	806,428	714,928	2,619,968	2,202,377
Home closings gross margin	209,917	187,670	159,712	139,116	215,655	174,529	585,284	501,315
Home closings gross margin %	16.7%	18.2%	17.3%	17.8%	21.1%	19.6%	18.3%	18.5%

East:
Home closings gross margin percentage decreased to 17.1% from 18.0% for the three months ended September 30, 2019 and 2018, respectively, and to 16.7% from 18.2% for the nine months ended September 30, 2019 and 2018, respectively. The primary driver for these decreases was product mix primarily resulting from the acquisition of AV Homes. These decreases were partially offset by lower discounts.

Central:
Home closings gross margin percentage increased to 18.2% from 17.0% for the three months ended September 30, 2019 and 2018, respectively, and decreased to 17.3% from 17.8% for the nine months ended September 30, 2019 and 2018, respectively.

The increase for the three months ended September 30, 2019 is primarily driven by an increase in demand in the majority of our Central region's markets. The primary driver for the decrease for the nine months ended September 30, 2019 was product mix resulting from the acquisition of AV Homes. This decrease was partially offset by lower discounts.

West:
Home closings gross margin percentage decreased to 20.8% from 21.3% for the three months ended September 30, 2019 and 2018, respectively, and increased to 21.1% from 19.6% for the nine months ended September 30, 2019 and 2018, respectively. The primary drivers for the fluctuations in both periods were product and geographical mix changes and lower discounts in our California markets.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, and title services through our subsidiary, Inspired Title. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ In thousands)	2019	2018	Change	2019	2018	Change
Mortgage operations revenue	$18,904	$14,363	31.6%	$50,632	$40,341	25.5%
Mortgage operations revenue - other	1,180	549	114.9	2,889	1,702	69.7
Title services revenue	3,170	2,129	48.9	8,596	5,470	57.1
Total financial services revenue	23,254	17,041	36.5%	62,117	47,513	30.7%
Financial services equity in income of unconsolidated entities	939	872	7.7	4,274	4,569	(6.5)
Total revenue	24,193	17,913	35.1	66,391	52,082	27.5
Financial services expenses	12,829	10,451	22.8	36,595	31,647	15.6
Financial services income before income taxes	$11,364	$7,462	52.3%	$29,796	$20,435	45.8
Total originations:
Number of Loans	1,372	1,158	18.5%	3,663	3,129	17.1%
Principal	$474,332	$401,093	18.3%	$1,279,905	$1,081,858	18.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Supplemental data:
Average FICO score	748	748	749	747
Funded origination breakdown:
Government (FHA,VA,USDA)	15%	15%	14%	16%
Other agency	73%	71%	72%	70%
Total agency	88%	86%	86%	86%
Non-agency	12%	14%	14%	14%
Total funded originations	100%	100%	100%	100%

Financial services revenue increased by 36.5% and 30.7% for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. The increase in financial services revenue is due to increased closings primarily due to the acquisition of AV Homes.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 7.2% from 6.7% for the three months ended September 30, 2019 and to 7.1% from 6.9% for the nine months ended September 30, 2019 compared to the same periods in 2018. The increase was primarily driven by increased advertising expenses due to increased community count as a result of newly acquired AV Homes' divisions. Our new communities typically have higher sales and marketing costs during their earlier stages of sales due to various start up costs.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 3.9% from 3.3% for the three months ended September 30, 2019 and remained flat at 3.8% for the nine months ended September 30, 2019, compared to the same periods in the prior year. We continue our efforts to utilize our scalable platform, including from our AV Homes operations, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $2.1 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and $8.0 million and $9.8 million for the nine months ended September 30, 2019 and 2018, respectively. The decreases were primarily due to several of our joint ventures being in their close out stage with less product availability during 2019 compared to 2018.

Interest Income, Net
Interest income, net was $1.0 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Income/Expense, Net
Other income/expense, net was $0.4 million and $0.8 million in expense for the three months ended September 30, 2019 and 2018, respectively. Other income/expense, net was $1.5 million in income for the nine months ended September 30, 2019 compared to an expense of $4.9 million for the nine months ended September 30, 2018. The increase in other income for the nine months ended September 30, 2019 is a result of insurance recoveries for losses incurred from previous years' hurricanes.

Transaction Expenses

Transaction expenses were $0.6 million for the three months ended September 30, 2019 and $6.5 million for the nine months ended September 30, 2019. Transaction expenses consisted of acquisition related costs, related to the acquisition of AV Homes, which include compensation, legal fees, and other various integration costs.

Income Tax Provision
The effective tax rate for the three and nine months ended September 30, 2019 was 25.9% and 25.4%, respectively, compared to 6.4% and 15.9% for the same periods in 2018, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes and non-deductible executive compensation, uncertain tax positions, and discrete tax adjustments related to certain deferred tax assets and liabilities. The effective tax rate for the three and nine months ended September 30, 2018 reflected the effects from tax accounting method changes affirmatively accepted by the IRS in response to the Tax Act and our adjustments to the provisional tax expense from completing our calculations of the transition tax as a result of the Tax Act and finalizing our 2017 U.S. federal income tax returns.

Net Income
Net income and diluted earnings per share for the three months ended September 30, 2019 was $67.0 million and $0.63, respectively. Net income and diluted earnings per share for the three months ended September 30, 2018 was $94.4 million and $0.83, respectively. The decreases in net income and earnings per share from the prior year are attributable to lower homebuilding gross margin and loss on extinguishment of debt in 2019. In addition, in 2018 we experienced a lower effective tax rate during the three and nine months ended September 30, 2018 which was impacted by adjustments to our existing deferred tax assets resulting from tax accounting method changes affirmatively accepted by the IRS in response to the Tax Act and our adjustments to the provisional tax expense from completing our calculations of the transition tax and finalizing our U.S. federal income tax returns.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2019	December 31, 2018
Cash, excluding Restricted Cash	$222,049	$329,645

Revolving Credit Facility	600,000	600,000
364-Day Credit Agreement(1)	200,000	200,000
Letters of Credit Outstanding	(82,612)	(62,315)
Revolving Credit Facility Borrowings Outstanding	—	—
364-Day Credit Agreement Borrowings Outstanding(1)	(200,000)	(200,000)
Revolving Credit Facility Availability	517,388	537,685

Total Liquidity	$739,437	$867,330
(1) Refer to Note 19 - Subsequent Events for discussion regarding our repayment of the 364-Day Credit Agreement.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $153.4 million for the nine months ended September 30, 2019 compared to $56.0 million provided by operating activities for the nine months ended September 30, 2018. The primary drivers of the increase in cash provided by operating activities compared to the same period in the prior year was less spend on real estate inventory and land deposits and an increase accounts payable, accrued expenses, and other liabilities. Such changes were partially offset by a smaller increase in customer deposits.

Investing Cash Flow Activities
Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2019, as compared to $4.3 million provided by investing activities for the nine months ended September 30, 2018. We increased spending on property and equipment in 2019, offset by higher net distributions from joint ventures, compared to the same period in 2018.

Financing Cash Flow Activities
Net cash used in financing activities was $254.3 million for the nine months ended September 30, 2019 compared to $252.4 million used in financing activities for the nine months ended September 30, 2018. The cash used in financing activities during 2019 was primarily for net repayments of debt and Common Stock repurchases, partially offset by proceeds from the issuance of Senior Notes. The cash used in financing activities in 2018 was primarily attributable to net debt repayments and repurchases of partnership units in our subsidiary from our former principal equityholders as part of our public equity offerings completed in January.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”) as of September 30, 2019.

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700
Senior Notes due 2027	June 5, 2019	500,000	100.0%	5.875%	495,000	5,000
Senior Notes due 2028	August 1, 2019	$450,000	100.0%	5.750%	444,500	5,500
Total		$1,650,000			$1,630,300	$19,700

2021 Senior Notes
Our 5.25% Senior Notes due 2021 (the “2021 Senior Notes”) were redeemed in full on June 20, 2019 using the net proceeds from the issuance of the 2027 Senior Notes (as defined below), together with cash on hand. As a result of the redemption of the 2021 Senior Notes, we recorded a loss on extinguishment of debt of $2.2 million, which included the write-off of net unamortized deferred financing fees. See “2027 Senior Notes and Redemption of 2021 Senior Notes” below for additional information regarding the redemption of the 2021 Senior Notes.
2022 Senior Notes
Our 6.625% Senior Notes due 2022 (the “2022 Senior Notes”) were redeemed in full on August 19, 2019 using the net proceeds from the issuance of the 2028 Senior Notes (as defined below). As a result of the redemption of the 2022 Senior Notes, we recorded a loss on extinguishment of debt of $3.6 million, inclusive of a prepayment premium of approximately $13.2 million, offset by the write-off of approximately $9.6 million in 2022 Senior Notes unamortized debt premium. See “2028 Senior Notes and Redemption of 2022 Senior Notes” below for additional information regarding the redemption of the 2022 Senior Notes.

2023 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights.

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are guaranteed by TMM Holdings Limited Partnership, Taylor Morrison Holdings, Inc., Taylor Morrison Communities II, Inc. and their homebuilding subsidiaries

(collectively, the “Guarantors”). The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. We are required to offer to repurchase the 2023 Senior Notes at price equal to 101% of their aggregate par value (plus accrued and unpaid interest) upon certain change of control events where there is a credit downgrade that occurs in connection with the change of control.

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

2024 Senior Notes
On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”).

The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee our other outstanding senior unsecured notes (collectively, the “Senior Notes”). The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the 2023 Senior Notes. The indenture governing the 2024 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

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

2027 Senior Notes and Redemption of 2021 Senior Notes
On June 5, 2019, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the "2027 Senior Notes"). The net proceeds of the offering, together with cash on hand, were used to redeem the entire remaining $550.0 million aggregate principal amount of the 2021 Senior Notes on June 20, 2019, at a redemption price of 100% of their aggregate principal amount, plus accrued and unpaid interest thereon through, but not including, the date of redemption.

The 2027 Senior Notes mature on June 15, 2027. The 2027 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2027 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2027 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2027 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2027 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to March 15, 2027, the 2027 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through March 15, 2027 (plus accrued and unpaid interest).
There are no financial maintenance covenants for the 2027 Senior Notes.

2028 Senior Notes and Redemption of 2022 Senior Notes

On August 1, 2019, we issued $450.0 million aggregate principal amount of 5.75% Senior Notes due 2028 (the "2028 Senior Notes"). The net proceeds of the offering were used to redeem the entire remaining $400.0 million aggregate principal amount of the 2022 Senior Notes on August 19, 2019, at the redemption price of 103.313% of their aggregate principal amount, plus accrued and unpaid interest thereon through, but not including, the date of redemption.

The 2028 Senior Notes mature on January 15, 2028. The 2028 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2028 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2028 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2028 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2028 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to October 15, 2027, the 2028 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through October 15, 2027 (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2028 Senior Notes.

Revolving Credit Facility
Our $600.0 million Revolving Credit Facility matures on January 26, 2022 and is guaranteed by the same Guarantors that guarantee the various Senior Notes.

The Revolving Credit Facility includes $2.0 million and $2.7 million of unamortized debt issuance costs as of September 30, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, we had $82.6 million and $62.3 million, respectively, of utilized letters of credit, resulting in $517.4 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.9 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of September 30, 2019, we were in compliance with all of the covenants under the Revolving Credit Facility.

364-Day Credit Agreement

Our 364-Day Credit Agreement matured on October 1, 2019 and was a term loan facility under which we borrowed an aggregate principal amount of $200.0 million.

The 364-Day Credit Agreement contained certain financial covenants, requiring us and our subsidiaries to comply on a quarterly basis with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.9 billion. As of September 30, 2019, we were in compliance with all of the covenants under the 364-Day Credit Agreement.
Refer to Note 19 - Subsequent events for discussion regarding the repayment of our 364-Day Credit Agreement, using borrowings from our Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings:

(Dollars in thousands)	As of September 30, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$13,962	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	18,899	50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	23,190	75,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$56,051	$170,000

(1) The mortgage warehouse borrowings outstanding as of September 30, 2019 were collateralized by a) $108.6 million of mortgage loans held for sale, which comprised the balance of mortgage loans held for sale and b) approximately $1.1 million of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2019 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of September 30, 2019 and December 31, 2018. We impute interest for loans with no stated interest rates.

Letters of Credit, Surety Bonds and Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of
(Dollars in thousands)	September 30, 2019	December 31, 2018
Letters of credit (1)	$85,055	$62,315
Surety bonds	448,875	334,892
Total outstanding letters of credit and surety bonds	$533,930	$397,207
(1) As of September 30, 2019, there was $82.6 million of letters of credit outstanding and $160 million total capacity for letters of credit available under our Revolving Credit Facility. Additional letters of credit outstanding are under other various borrowing facilities.

Off-Balance Sheet Arrangements as of September 30, 2019

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

For the nine months ended September 30, 2019, total cash invested in unconsolidated joint ventures was $10.2 million.

Land Purchase and Land Option Contracts

We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of September 30, 2019, we had outstanding land purchase and lot option contracts of $300.3 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2019, we had non-refundable deposits totaling $41.8 million.

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
Critical Accounting Policies -
In January 2019, we adopted ASU No. 2016-02, Leases (Topic 842), which provides new guidance for lease recognition and elected to use the modified retrospective approach to account for prior periods. Refer to Note 2 - Summary of Significant Accounting Policies for additional discussion. There have been no other significant changes to our critical accounting policies during the nine months ended September 30, 2019 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2019, approximately 88% of our debt was fixed rate and 12% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility, 364-Day Credit Agreement, and borrowings by TMHF under its various warehouse facilities. As of September 30, 2019, we had no outstanding borrowings under our Revolving Credit Facility and $200.0 million outstanding borrowings under our 364-Day Credit Agreement. Refer to Note 19 - Subsequent Events for discussion regarding the repayment of the 364-Day Credit Agreement. We had $517.4 million of additional availability for borrowings including, $77.4 million of additional availability for letters of credit under our Revolving Credit Facility as of September 30, 2019 (giving effect to $82.6 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2019. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility, 364-Day Credit Agreement, and mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2019	2020	2021	2022	2023	Thereafter	Total
Fixed Rate Debt	$57.4	$50.0	$46.5	$15.7	$374.5	$1,331.1	$1,875.2	$2,001.1
Weighted average interest rate(1)	2.4%	2.4%	2.4%	2.4%	5.6%	5.7%	5.4%
Variable Rate Debt(2)	$256.1	$—	$—	$—	$—	$—	$256.1	$256.1
Weighted average interest rate	3.9%	—	—	—	—	—	3.9%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at September 30, 2019, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2019.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Management excluded from its assessment the internal control over financial reporting for AV Homes, which was acquired on October 2, 2018, and represented 9.4% of the Company's consolidated total assets (excluding capitalized interest, inclusive of goodwill) and 15.4% of the Company's consolidated homebuilding revenues as of and for the three months ended September 30, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1*
Indenture, dated as of August 1, 2019, relating to Taylor Morrison Communities, Inc.'s 5.75% Senior Notes due 2028, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline XBRL (and contained in Exhibit 101).
* Filed herewith
** Furnished herewith
† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them other than for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	October 30, 2019
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)