Form 10-K
period 2019-12-31
Taylor Morrison Home Corp
filed 2020-02-19
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (480) 840-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	TMHC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter was $2,171,406,765, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the issuer’s common stock, as of February 19, 2020:

Class	Outstanding
Common Stock, $0.00001 par value	134,448,344
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

PART I

ITEM 1. BUSINESS

General Overview

We are America's Most Trusted Homebuilder (as awarded by Lifestory Research) and one of the largest public homebuilders in the United States. We are also a land developer, with a portfolio of lifestyle and master-planned communities. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for first time, move-up, luxury, and active adult buyers. We operate under the Taylor Morrison and Darling Homes brand names. We also provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, LLC (“TMHF”), title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

As of December 31, 2019, we have operations in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, South Carolina, and Texas. As of December 31, 2019 our business is organized into multiple homebuilding operating components and a financial services component, which are managed as multiple reportable segments, as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida and Tampa
Central	Austin, Dallas, Denver and Houston
West	Bay Area, Phoenix, Sacramento and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Over the last several years we have grown organically and through various builder acquisitions, including our acquisition (the “AV Homes Acquisition”) completed on October 2, 2018 of AV Homes, Inc. (“AV Homes”), a homebuilder and land developer of residential communities in Florida, North and South Carolina, Arizona and Texas. In addition, in April 2015 we completed the acquisition of JEH Homes, an Atlanta-based homebuilder; in July 2015 we acquired three divisions of Orleans Homes in markets within Charlotte, Chicago and Raleigh; and in January 2016 we acquired Acadia Homes in Atlanta. Collectively, these acquisitions reflect our strategic approach in expanding our geographic footprint in high-growth markets.

On November 5, 2019, we entered into an agreement to acquire William Lyon Homes, one of the nation's largest homebuilders in the Western United States. William Lyon Homes designs, constructs, markets and sells single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon and Texas. On February 6, 2020, we completed the acquisition of William Lyon Homes. In connection with the acquisition of William Lyon Homes, we paid approximately $95.7 million in cash and issued approximately 31.2 million shares of our common stock, par value $0.00001 per share in aggregate merger consideration. Refer to Note 21 - Subsequent Events to the Consolidated Financial Statements for additional discussion.

On July 31, 2019, we announced an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation.

As of January 31, 2020, we completed the sale of our operations in Chicago to a third party homebuilder for $16.0 million. We recorded impairment and other losses of $13.2 million in December 2019 related to the sale.

Organizational Structure

As a result of the completion of our initial public offering (“IPO”) on April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC was formed and became the owner and general partner of TMM Holdings II Limited Partnership (“New TMM”), a direct subsidiary. New TMM was formed by a consortium of investors (the “Former Principal Equityholders”. From January 2017 through January 2018, we completed seven public offerings for an aggregate of 80.2 million shares of our Common Stock, using all of the net proceeds therefrom to repurchase our Former Principal Equityholders' indirect interest in TMHC. As a result of the series of offerings and repurchases, the Former Principal Equityholders ownership decreased to zero, resulting in a fully floated public company as of January 31, 2018.

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

In connection with the Reorganization and the Contribution Agreement among the Company, Original Taylor Morrison and the holders of Original Taylor Morrison’s Class B common stock and paired TMM II Units party thereto (the “Paired Interest Holders”), following the consummation of the Reorganization, each Paired Interest Holder contributed its partnership units (“TMM II Units”) of TMM Holdings II Limited Partnership, the principal subsidiary of the Company and Original Taylor Morrison (“TMM II”), and paired shares of the Company’s Class B common stock to the Company in exchange, on a one-for-one basis, for shares of the Company’s Class A common stock (the “Exchange”). As a result of the Exchange, TMM II became an indirect wholly owned subsidiary of the Company. All of the Class B shares were cancelled following the Exchange. Therefore, the Company has only one class of common stock outstanding. On May 29, 2019, the Company's stockholders approved the amendment and restatement of the Company's certificate of incorporation to (i) delete provisions no longer applicable following the cancellation of all outstanding shares of the former Class B Common Stock; and (ii) to rename the Company's Class A common stock as "Common Stock, par value $0.00001 per share." Following this amendment and restatement, under the Company's certificate of incorporation, its authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the "Common Stock"), and 50,000,000 shares of preferred stock, par value $0.00001 per share. References to "Common Stock" refer to the Class A common stock for dates prior to June 10, 2019.

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

New Taylor Morrison, as the successor issuer to Original Taylor Morrison (pursuant to Rule 12g-3(a) under the Exchange Act, began making filings under the Securities Act of 1933, as amended, and the Exchange Act )on October 26, 2018.

The business, executive officers and directors of New Taylor Morrison immediately following the Reorganization were identical to the business, executive officers and directors of Original Taylor Morrison immediately prior to the Reorganization.

2019 Highlights and Recent Developments

Our financial and operational highlights for the year ended December 31, 2019 and recent developments subsequent to the year end are summarized below:

Financial:

•
We generated $4.8 billion in total revenue and $4.6 billion in home closings revenue for the year ended December 31, 2019, increases of 12.6% and 12.4%, respectively, compared to the prior year's total revenue and home closings revenue.

•
Net income before allocation to non-controlling interest and diluted earnings per share for the year ended December 31, 2019 was $254.9 million and $2.35, respectively, compared to $210.5 million and 1.83, respectively, for the year ended December 31, 2018.

•
Adjusting for the effects of significant and unusual items(1), net income before allocation to non-controlling interest and diluted earnings per share for the year ended December 31, 2019 was $323.0 million and $2.98, respectively.

•
On June 5, 2019, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027. Using the net proceeds and cash on hand from the issuance of the 2027 Senior Notes, we redeemed our 5.25% Senior Notes due 2021 on June 20, 2019.

•
On August 1, 2019, we issued $450.0 million aggregate principal amount of 5.75% Senior Notes due 2028. Using the net proceeds from the 2028 Senior Notes, we redeemed our 6.625% Senior Notes due 2022 on August 19, 2019.

•	On October 1, 2019, utilizing funds borrowed from our Revolving Credit Facility, we repaid our 364-Day Credit Agreement. The total amount paid, including interest, was $200.5 million.
Operational

•	During 2019, our operations were located in nine states with 351 average active communities.

•	We closed 13.7% more homes during 2019 compared to 2018.

•	Average sales price of homes closed was $464,000 for the year ended December 31, 2019.

•	We ended 2019 with $2.3 billion in sales order backlog.

•	At December 31, 2019, we owned and controlled approximately 54,000 lots.

•	For the last five consecutive years, we were awarded America’s Most Trusted Home Builder® by Lifestory Research.

•	We were recognized and awarded as one of the Best Places to Work by Glassdoor for the second year in a row.

•	We were ranked #3 within the homebuilding industry in Fortune's World's most Admired Companies'.

•	For the second year in a row, we were also honored by Bloomberg's Gender-Equality Index award.

•	As of January 2020, we were included in the S&P MidCap 400.
(1)Significant and unusual items for the year ended December 31, 2019 primarily consist of inventory and land impairment, an incremental warranty charge, and acquisition-related costs. Refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures for additional information.

Business Strategy

Our long-term strategy is built on four pillars:

•	opportunistic land acquisition of prime assets in core locations;

•	building distinctive communities driven by consumer preferences;

•	maintaining a cost-efficient culture; and

•	appropriately balancing price with pace in the sale of our homes.

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

In order to maximize our expected risk-adjusted return, the allocation of capital for land investment is performed at the corporate level with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior executives meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Strategic decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team. Our land portfolio as of December 31, 2019 and 2018 is summarized below:

	As of December 31, 2019
	Owned Lots				Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Total	Total	Total
East	10,155	7,764	7,349	25,268	4,213	29,481
Central	2,621	1,511	4,497	8,629	2,945	11,574
West	1,028	4,023	3,658	8,709	4,115	12,824
Total	13,804	13,298	15,504	42,606	11,273	53,879

	As of December 31, 2018
	Owned Lots				Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Total	Total	Total
East	5,778	7,430	13,161	26,369	6,187	32,556
Central	3,004	1,398	4,865	9,267	3,662	12,929
West	871	3,208	3,949	8,028	3,327	11,355
Total	9,653	12,036	21,975	43,664	13,176	56,840

Raw land represents property that has not been developed and remains in its natural state. Partially developed represents land where the grading and horizontal development process has begun. Finished lots represent those lots which we have purchased from third parties in addition to lots for which we have completed the horizontal development process and are ready for the vertical or homebuilding construction. Controlled lots represent lots in which we have a contractual right, generally through an option contract, to an underlying real estate asset.

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

The following is a summary of the book value of our land positions:

(Dollars in thousands)	As of December 31, 2019		As of December 31, 2018
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	13,804	$477,997	9,653	$461,387
Partially developed	13,298	914,689	12,036	756,376
Finished	15,504	1,559,291	21,975	1,677,527
Total	42,606	$2,951,977	43,664	$2,895,290

As of December 31, 2019 and 2018, the allocation of lots held in our land portfolio, by year acquired, is as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2019	As of December 31, 2018
Acquired in 2019	20%	—%
Acquired in 2018	57%	64%
Acquired in 2017	8%	11%
Acquired in 2016	4%	6%
Acquired in 2015 and earlier	11%	19%
Total	100%	100%

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes.

The following is a summary of our homes in inventory by homebuilding reporting segment as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019				As of December 31, 2018
	Homes in Backlog	Models	Inventory to be Sold	Total	Homes in Backlog	Models	Inventory to be Sold	Total
East	1,816	223	1,076	3,115	1,638	186	1,187	3,011
Central	1,655	142	391	2,188	1,420	158	639	2,217
West	1,240	139	307	1,686	1,100	142	489	1,731
Total	4,711	504	1,774	6,989	4,158	486	2,315	6,959

We expect that during 2020 we will deliver substantially all homes in backlog at December 31, 2019. At December 31, 2019, inventory units to be sold included 361 completed units available for sale. On average at December 31, 2019, we had 5.1 inventory units per average active selling community and 1.0 completed inventory units per average active selling community to be sold.

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

Trade Labor

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

The regional and national vendor programs currently involve over 50 vendors and include highly reputable and well-established companies that supply us with lumber, appliances, HVAC systems, insulation, roofing, paint and lighting, among other materials. Through these relationships, we are able to realize savings on the costs of essential materials. Contracts are typically structured to include a blend of attractive upfront pricing and rebates and, in some cases, advantageous retroactive pricing in instances of contract renewals. In addition to cost advantages, these arrangements also help minimize the risk of construction delays during supply shortages, as we are often able to leverage our size to obtain our full allocation of required materials.

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

The central element of our marketing platform is our web presence at www.taylormorrison.com and www.darlinghomes.com (none of the information on or accessible through these websites is a part of this Annual Report). The main purpose of these websites is to direct potential customers to our sales team members in their community of interest and to showcase our product offerings. The websites also offer the ability of customers to evaluate floor plans, elevations, square footage, community amenities and geographic location. Customers are also able to use the websites to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” The websites are fully integrated with our customer relationship management ("CRM") system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We believe the digital marketing strategy for our websites, which is continually reviewed and refined, provides high return on our investments. During 2018, we commissioned a full analysis of our websites. This included all stakeholders as well as consumer facing research designed to provide an industry leading digital presence in 2019 and beyond. We introduced our new websites during the fourth quarter of 2019.

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

Our homes are sold by our commissioned team members who work from sales offices generally located within our model homes. We recently designed all new sales centers to reflect current design trends and to create a more comfortable and aesthetically pleasing environment for our team and customers. Our goal is to ensure our sales force has extensive knowledge of our homes, including our energy efficient features, sales strategies, mortgage options and community dynamics. To achieve this goal, we have on-going training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options and sales techniques and discuss geographic competition. Our sales team members are licensed real estate agents where required by law and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types and amount of incentives depends largely on existing economic and local competitive market conditions.

Competition

The homebuilding business is highly competitive and fragmented. We compete with the sale of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure or for investment. Numerous homebuilders of varying sizes, ranging from local to national, some of which have greater sales and financial resources than us, also provide competition. We compete primarily on the basis of location, design, quality, service, value and reputation.

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

Seasonality

Our business is seasonal. We have historically experienced, and expect to continue to experience, variability in our results on a quarterly basis. We may have a varying amount of homes under construction, home closings, revenues and operating income from quarter to quarter. Our results may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include, but are not limited to:

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

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	Three Months Ended,				Three Months Ended,
	2019				2018
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	25%	27%	24%	24%	29%	28%	22%	21%
Home closings revenue	19%	27%	23%	31%	18%	23%	25%	34%
Income before income taxes(1)	21%	34%	28%	17%	22%	29%	37%	12%
Net income(1)	20%	32%	26%	22%	23%	28%	45%	4%
(1)Three months ended December 31, 2019 and 2018 include effects of significant and unusual items. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

TMIS operates as an insurance agency utilizing third-party carriers that specialize in new home construction providing homeowner’s insurance for homebuyers in all of our markets. TMIS competes against other insurance agencies that provide similar services.

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

Employees, Subcontractors and Consultants

As of December 31, 2019, we employed approximately 2,300 full-time equivalent persons. Of these, approximately 2,000 were engaged in corporate and homebuilding operations, and the remaining approximately 300 were engaged in mortgage and title services. As of December 31, 2019, we were not subject to collective bargaining agreements. We consider our employee relations to be good.

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

Inclement weather, heavy or prolonged precipitation, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts, mudslides and wildfires) and other environmental conditions may delay the delivery of our homes, increase our costs or impact demand for our homes. In 2018, for example, our operations in the Carolinas were negatively impacted by Hurricane Florence and our Houston and Florida operations were impacted by extreme weather conditions, including Hurricane Harvey and Hurricane Irma in 2017.

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

During periods of industry downturn, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. The most recent significant industry downturn that began in 2008 materially and adversely impacted those in the homebuilding industry, including us. In the event of a significant downturn, we may experience a material reduction in revenues, margins, and cash flow. We cannot predict the trajectory of the U.S. housing market. Some housing markets and submarkets have been stronger than others, and there continue to be macroeconomic fluctuations and variability in operating trends, which may be significant and unfavorable.

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

The liquidity provided by government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, the FHA and Veterans Administration, to the mortgage industry has been very important to the housing market. If Fannie Mae and Freddie Mac were dissolved, or if the federal government tightened their borrowing standards or determined to stop providing liquidity support to the mortgage market (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

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

In each of our markets, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt. Even if potential homebuyers do not themselves need mortgage financing, where potential homebuyers must sell their existing homes in order to buy a new home, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could prevent the buyers of our potential homebuyers’ existing homes from obtaining a mortgage, which would result in our potential homebuyers’ inability to buy a new home from us. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

Increases in interest rates, taxes (or changes in deductibility) or government fees could prevent potential customers from buying our homes and adversely affect our business or financial results.

Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment. This in turn would adversely impact demand for and sales prices of homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. Interest rates have been at historic lows for the last several years, which has made the homes we sell more affordable. During the second half of 2018, mortgage rates were increasing and in 2019, interest rates fell precipitously due in part to the Federal Reserve's interest rate reduction, decelerating economic growth and other factors. However, because of the recent volatility in interest rates, we cannot predict whether interest rates will continue to fall or remain low or rise.

Significant expenses of owning a home, including mortgage interest and real estate taxes, have historically been deductible expenses for an individual’s U.S. federal and, in some cases, state income taxes, subject to various limitations. The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, imposes significant limitations with respect to these historical income tax deductions. Specifically, the Tax Act generally limits, through the end of 2025, the annual deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) to $10,000. In addition, under the Tax Act, through the end of 2025, the deduction for mortgage interest for new home purchases will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 (after 2025, the acquisition indebtedness threshold is scheduled to return to the $1.0 million limit that existed prior to the Tax Act). The impact of the Tax Act or further loss or reduction of these homeowner tax deductions without any offsetting legislation may result in an increase in the total after-tax cost of home ownership and make the purchase of a home less attractive to buyers. This could adversely impact demand for and sales prices of new homes, including ours, particularly in states with higher state income taxes or home prices, such as in California.

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

Labor shortages can be further exacerbated as demand for housing increases. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our communities and building homes. For example, the homebuilding industry has been experiencing shortages of skilled labor and increased labor costs, including in several locations in which we operate such as in California, which has resulted in longer delivery times. Further, the cost of labor may also be adversely affected by changes in immigration laws and trends in labor migration. We may not be able to recover increased costs by raising our home prices, because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

If, for example, prices for new homes decline, if competitors increase their use of sales incentives, if interest rates increase, if the availability of mortgage financing diminishes, if current homeowners find it difficult to sell their current homes or if there is a downturn in local or regional economies or in the national economy, U.S. homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages.

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

We operate in a very competitive environment with competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, local realtor and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market. Additionally, some of our competitors have longstanding relationships with subcontractors and suppliers in markets in which we operate and others may have significantly greater financial resources or lower costs than us. Competitive conditions in the homebuilding industry could make it difficult for us to acquire suitable land at acceptable prices, cause us to increase selling incentives and/or reduce or discount prices and/or result in an oversupply of homes for sale. These factors have adversely affected demand for our homes and our results of our operations in the past and could do so again in the future.

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

In the United States, the unemployment rate was 3.6% as of January 2020, according to the U.S. Bureau of Labor Statistics (“BLS”). In addition, the labor force participation rate reported by the BLS has been declining, from 66.2% in January 2008 to 63.4% in January 2020, potentially reflecting an increased number of “discouraged workers” who have left the labor force. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

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

Historically, a larger percentage of our home sale contracts have been entered into in the winter and spring. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability. Seasonal natural disasters such as hurricanes, tornadoes, floods or prolonged precipitation and wildfires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues. For example, during 2018, our results of operations were affected by significant rainfall in our Central Region and in 2017 our results of operations were affected by Hurricane Harvey and Hurricane Irma, which caused community closures and delays in deliveries and production.

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

We are often required to provide performance, payment and completion and warranty/maintenance surety bonds or letters of credit to secure the completion of our construction contracts, development agreements and other arrangements. We believe we have obtained credit facilities to provide the required volume of performance, payment and completion and warranty maintenance surety bonds and letters of credit for our expected growth in the medium term. However, unexpected growth may require additional facilities. We may also be required to renew or amend our existing facilities. Our ability to obtain additional performance, payment and completion and warranty/maintenance surety bonds and letters of credit primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the fluidity of the markets for such bonds. Performance, payment and completion and warranty/maintenance surety bond and letter of credit providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time.

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

As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor's indemnity and warranty arrangements and our reserves together will be adequate to address all of our warranty and construction defect claims in the future. For example, changes in estimates to pre-existing reserves for the years ended December 31, 2019 and 2018 include a $43.1 million and $39.3 million, respectively, charge for construction defect remediation isolated to one specific community in the Central region.  These reserves at December 31, 2019 and 2018 are $36.3 million and $27.6 million, respectively.  The reserve estimate is based on assumptions, including but not limited to, the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.

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

Subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry. We do not have the ability to control what these independent subcontractors pay to, or the work rules they impose on, their employees. However, various federal and state governmental agencies have sought, and may in the future seek, to hold contracting parties like us responsible for our subcontractors’ violations of wage and hour laws, or workers’ compensation, collective bargaining and/or other employment-related obligations related to subcontractors’ workforces. Governmental agency determinations or attempts by others to make us responsible for our subcontractors’ labor practices or obligations, whether under “joint employer” theories, specific state laws or regulations, such as under the California Labor Code, or otherwise, could create substantial adverse exposure for us in situations that are not within our control and could be material to our business, financial condition and results of operations. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws, rules or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

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

In addition, we incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include: costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes; constructing model homes; and promotional and marketing expenses to prepare for the opening of a new home community for sales. Moreover, local municipalities may impose development-related requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if our opening of new home communities for sale is delayed, we may incur additional costs, which would adversely affect our gross profit margins, and it will take a longer period of time for us to recover our costs, including those we incurred in acquiring and developing land.

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

There is an inherent risk that the value of the land owned by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under option or similar contracts may be put at risk, and depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax changes, and interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we build and sell houses. In addition, we may incur charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial.

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

Regulations regarding environmental matters and climate change may affect us by substantially increasing our costs and exposing us to potential liability.

We are subject to various environmental laws and regulations, which may affect aspects of our operations such as how we manage stormwater runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. Developers and homebuilders may become subject to more stringent requirements under such laws. For example, the U.S Environmental Protection Agency (“EPA”) and U.S. Army Corps of Engineers (“Army Corps”) have been engaged for years in rulemakings to clarify the scope of federally regulated wetlands, which included: a June 2015 rule many affected businesses contend impermissibly expanded the scope of such wetlands that was challenged in court, stayed, and remains in litigation; a proposal in June 2017 to formally rescind the June 2015 rule and reinstate the rule scheme previously in place while the agencies initiate a new substantive rulemaking on the issue; and a February 2018 rule delaying the effective date of the June 2015 rule until February 2020, which was enjoined nationwide in August 2018 by a federal district court in South Carolina in response to a lawsuit by a coalition of environmental advocacy groups (the result of which, according to the EPA, is that the June 2015 rule applies in 22 states, the District of Columbia, and the United States territories, and that the pre-June 2015 regime applies in the rest). The EPA and the Army Corps have since finalized their rule, which became effective in December 2019, repealing the June 2015 rule and restoring for the time being the pre-June 2015 wetlands permitting regime nationwide; it is now the subject of several lawsuits contending it is invalid, including one by a coalition of 14 states and several local governments. And in January 2020, the EPA and the Army Corps announced that they had finalized a rule they characterize as more appropriate for determining the scope of waters subject to federal permitting; after it formally takes effect, this rule is intended to replace the pre-June 2015 regime. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other environmental requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions. Contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other losses.

In addition, there is a growing concern from advocacy groups and the general public that the emission of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. There is a variety of legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards, as well as standards to improve the resiliency of buildings to climate-related impacts such as flooding, storm surges, severe winds, and other extreme weather-related stress on buildings. New building code requirements that impose stricter energy efficiency and other standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building homes and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations.

Our financial services businesses are subject to risks, including risks associated with our ability to sell mortgages we originate and to claims on loans sold to third parties.

While we intend for the loans originated by TMHF, our financial services business, to be sold on the secondary market, if TMHF is unable to sell loans into the secondary mortgage market or directly to large secondary market loan purchasers such as Fannie Mae and Freddie Mac, TMHF would bear the risk of being a long-term investor in these originated loans. Being required to hold loans on a long-term basis would subject us to credit risks associated with the borrowers to whom the loans are extended, would negatively affect our liquidity and could require us to use additional capital resources to finance the loans that TMHF is extending. In addition, although mortgage lenders under the mortgage warehouse facilities TMHF currently uses to finance our lending operations normally purchase our mortgages within approximately 20-30 days of origination, if such mortgage lenders default under these warehouse facilities TMHF would be required to fund the mortgages then in the pipeline. In such case, amounts available under our Revolving Credit Facility and cash from operations may not be sufficient to allow TMHF to provide financing required by our business during these times, and our ability to originate and sell mortgage loans at competitive prices could be limited, which could negatively affect our business. Further, an obligation to commit our own funds to long-term investments in mortgage loans could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.

Our financial services businesses may also be responsible for losses associated with mortgage loans originated and sold to investors (including loans originated by companies we have acquired) in the event of errors or omissions relating to certain representations and warranties made to secondary market purchasers that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. Accordingly, mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages sold based on claims that we breached our limited representations or warranties. If, due to higher costs, reduced liquidity, residential consumer loan putback demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, TMHF is unable to make loan products available to our homebuyers, our home sales and financial services results of operations may be adversely affected.

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

We have significant deferred tax assets, including net operating losses that could be used to offset earnings and reduce the amount of taxes we are required to pay. Our ability to use net operating losses to offset earnings is dependent on a number of factors, including applicable rules relating to the permitted carry back period for offsetting certain net operating losses against prior period earnings and the timing and amount of future taxable income. If we are unable to use our net operating losses, we may have to record charges to reduce our deferred tax assets, which could have an adverse effect on our results of operations. In addition, as a result of the reduction in the corporate tax rates under the Tax Act, we experienced a $57.4 million reduction in our deferred tax assets. Our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $140.5 million as of December 31, 2019.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events, catastrophic storms, other severe weather or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. Additionally, pricing for raw materials may be affected by various other national, regional and local economic and political factors. For example, the federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies may in the future have significant impacts on the cost to construct our homes, including by causing disruptions or shortages in our supply chain and/or negatively impacting the U.S. regional or local economies. Cost increases in raw materials may have an adverse effect on our operating margin and results of operations. Additionally, we may be unable to pass increases in construction costs on to our customers who may have already entered into purchase contracts. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

We have significant operations in certain geographic areas, which subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.

We currently operate in Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada, North Carolina, Oregon, South Carolina, Texas and Washington. Following our acquisition of William Lyon Homes, our operations are concentrated on the west coast, with a significant presence in California. Some or all of these regions could be affected by:

•	severe weather;

•	natural disasters;

•	climate change;

•	shortages in the availability or increased costs in obtaining land, equipment, labor or building supplies;

•	unemployment;

•	changes to the population growth rates and therefore the demand for homes in these regions; and

•	changes in the regulatory and fiscal environment.

Negative factors affecting one or a number of the geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. For example, we operate in a number of locations that were adversely impacted by severe weather conditions as a result of hurricanes in 2017 and 2018. As a result, our divisional operations in Houston and certain areas of Florida and our Carolina markets experienced closures, disruptions and delays. To the extent that regions in which our business is concentrated are impacted by an adverse event, we could be disproportionately affected compared to companies whose operations are less geographically concentrated.

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

We participate in certain unconsolidated joint ventures, including those in which we do not have a controlling interest, where we may be adversely impacted by the failure of the unconsolidated joint venture or the other partners in the unconsolidated joint venture to fulfill their obligations.

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

In addition, breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, homebuyers, mortgage loan borrowers and business partners, requiring us to incur significant expense to address and resolve these kinds of issues and could also lead to reputational damage and loss of customers. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our reputation, business, financial condition and results of operations. Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act, which became effective on January 1, 2020, and the regulatory regime continues to evolve and is increasingly demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance.

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

Additionally, we face cybersecurity risks with respect to the systems of companies we acquire. While each of these companies we acquire has their own systems, when we acquire a company there is a period of increased vulnerability as we integrate the acquired company into our information technology systems.

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

Acquisitions, including our acquisition of AV Homes, Inc. in 2018 and our recent acquisition of William Lyon Homes, can result in dilution to existing stockholders if we issue our Common Stock as consideration, or reduce our liquidity if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments will increase during a cyclical housing downturn when our profitability may decline.

We cannot guarantee that we will be able to successfully integrate any company or business that we might acquire in the future, and our failure to do so could harm our current business. In addition, we may not realize the anticipated benefits of these transactions and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties (and indemnities, where applicable) in the case of acquisitions, significant liabilities may not be identified in due diligence or may come to light after the expiry of warranty or indemnity periods. Dispositions have their own risks associated with the separation of operations and personnel, the potential provision of transition services and the allocation of management resources. Dispositions may also result in lost synergies that could negatively impact our balance sheet, income statement and cash flows. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and time limits on warranties and indemnities, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and operating results. We may not able to manage the risks associated with these transactions and the effects of such transactions, which may materially and adversely affect our business, financial condition and operating results.

See also “-Risks related to our recent acquisition of William Lyon Homes-Taylor Morrison may have difficulty integrating the William Lyon Homes business, and the anticipated benefits of the combined company may not be realized.”

We have defined benefit and defined contribution pension schemes to which we may be required to increase our contributions to fund deficits.

We provide retirement benefits for former and certain of our current employees through a number of defined benefit and defined contribution pension schemes. Certain of these plans are no longer available to new employees. As of December 31, 2019, we had an unfunded status of $9.1 million in our defined benefit pension plans. This deficit may increase, and we may be required to increase contributions to our plans in the future, which may materially and adversely affect our liquidity and financial condition.

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

Risks related to our indebtedness

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

As of December 31, 2019, we had $0.2 billion of debt maturing in the next 12 months. We believe we can meet this and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if industry or economic conditions deteriorate. The future effects on our business, liquidity and financial results of these conditions could be adverse, both in the ways described above and in other ways that we do not currently foresee.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

We have a substantial amount of debt. As of December 31, 2019, the total principal amount of our debt (including $123.2 million of indebtedness of TMHF) was $2.0 billion. Our substantial debt could have important consequences for the holders of our Common Stock, including:

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

Restrictive covenants in the agreements governing our Revolving Credit Facility and other indebtedness may restrict our ability to pursue our business strategies.

The agreement governing our Revolving Credit Facility limits our ability, and the terms of any future indebtedness may prohibit or limit our ability, among other things, to:

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

In addition, the indentures governing our Senior Notes contain covenants that, among other things, restrict our ability to incur certain liens securing indebtedness without equally and ratably securing the Senior Notes and enter into certain sale and leaseback transactions, subject to certain exceptions and qualifications.

The agreement governing our new Revolving Credit Facility contains certain “springing” financial covenants requiring Taylor Morrison Home III Corporation, a Delaware corporation and our indirect wholly owned subsidiary, and its subsidiaries to comply with a maximum capitalization ratio and a minimum consolidated tangible net worth test. The agreement governing the Revolving Credit Facility also contains customary restrictive covenants, including limitations on incurrence of liens, the payment of dividends and other distributions, asset dispositions, investments, sale and leasebacks and limitations on debt payments and amendments. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in this Annual Report. See also Note 21- Subsequent Events to the Consolidated Financial Statements in this Annual Report.

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

To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before its maturity, or obtain additional equity or debt financing. We cannot assure you that we will be able to do so on commercially reasonable terms, if at all. Any inability to generate sufficient cash flow, refinance our indebtedness or incur additional indebtedness on commercially reasonable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business.

Risks related to our organization and structure

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

Provisions in our charter and by-laws and provisions of Delaware law may delay or prevent our acquisition by a third party, which might diminish the value of our Common Stock. Provisions in our debt agreements may also require an acquirer to refinance our outstanding indebtedness if a change of control occurs.

Our amended and restated certificate of incorporation and our amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable, including the following:

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

Any of the above risks could have a material adverse effect on your investment in our Common Stock.

Risks related to our recent acquisition of William Lyon Homes

We may have difficulty integrating the William Lyon Homes business, and the anticipated benefits of the combined company may not be realized.

On February 6, 2020, we completed our acquisition of William Lyon Homes. For more information, see Note 21 - Subsequent Events of this Annual Report on Form 10-K. The ultimate success of Taylor Morrison’s recent acquisition of William Lyon Homes will depend in large part on the success of the management of the newly combined company in integrating the operations, strategies, technologies and personnel of the two companies. We may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of the two companies or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair our operations. In addition, the overall integration of William Lyon Homes post-merger will continue to be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties we may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies and operations, products and services;

•	the disruption of ongoing businesses and distraction of management from ongoing business concerns;

•	the retention of and possible decrease in business from the existing customers of both companies;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the reduction of the costs associated with each company’s operations;

•	the integration of corporate cultures and maintenance of employee morale;

•	the retention of key employees; and

•	potential unknown liabilities associated with the merger.

The initial anticipated cost savings, synergies and other benefits of the merger assume a successful integration of the companies and are based on projections and other assumptions, which are inherently uncertain. Even if integration is successful, anticipated cost savings, synergies and other benefits may not be achieved.

The combined company has a substantial amount of debt, which could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

Following the merger, our indebtedness levels increased by approximately $1.0 billion. Our substantial debt could have consequences for our stockholders. See “Risks related to our indebtedness-Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.”

Our future results will suffer if we do not effectively manage our expanded operations following the merger.

Following the merger, the size of our business has increased significantly beyond the pre-merger size of either Taylor Morrison’s or William Lyon Homes’ businesses. Our future success depends, in part, upon our ability to continue to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits initially anticipated from the merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2019, the lease on this facility covered a space of approximately 29,000 square feet and expires in December 2027. We have approximately 33 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Business Strategy — Land and Development Strategies.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 19, 2020, the Company had 803 holders of record of our Common Stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Common Stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2014, in the Common Stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding Index from December 31, 2014 to December 31, 2019

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
TMHC	$100.00	$84.70	$101.96	$129.54	$84.17	$115.72
S&P 500	100.00	99.27	108.74	129.86	121.76	156.92
S&P Homebuilding Index	100.00	100.18	99.21	129.72	95.31	133.38

Dividends

We currently anticipate that we will retain all available funds for use in the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. TMHC has not previously declared or paid any cash dividends on our Common
Stock.

Issuer Purchases of Equity Securities

The Company's stock repurchase program, established on November 5, 2014, allows for repurchases of the Company's Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. Our Board of Directors can increase the amount available for repurchase under the program or extend the program. During the years ended December 31, 2019 and 2018, there were an aggregate of 8,389,348 and 8,504,827 shares of Common Stock repurchased, respectively. As of December 31, 2019, we have fully utilized the authorization and currently do not have additional authorization for stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating data at and for each of the five fiscal years ending December 31, 2019. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Statements of Operations Data:
Total revenue	$4,762,059	$4,227,393	$3,885,290	$3,550,029	$2,976,820
Gross margin	824,090	738,193	738,929	680,279	567,915
Income tax provision (1)	67,358	63,036	179,006	107,643	90,001
Net income from continuing operations	254,914	210,480	176,650	206,563	170,986
Income from discontinued operations – net of tax	—	—	—	—	58,059
Net income before allocation to non-controlling interests	254,914	210,480	176,650	206,563	229,045
Net income attributable to non-controlling interests – joint ventures	(262)	(533)	(430)	(1,294)	(1,681)
Net income before non-controlling interests – Former Principal Equityholders	254,652	209,947	176,220	205,269	227,364
Net income from continuing operations attributable to non-controlling interests – Former Principal Equityholders	—	(3,583)	(85,000)	(152,653)	(123,909)
Net income from discontinued operations attributable to non-controlling interests – Former Principal Equityholders	—	—	—	—	(42,406)
Net income available to Taylor Morrison Home Corporation	$254,652	$206,364	$91,220	$52,616	$61,049
Earnings per common share:
Basic:
Income from continuing operations	$2.38	$1.85	$1.47	$1.69	$1.38
Discontinued operations – net of tax	—	—	—	—	0.47
Net income available to Taylor Morrison Home Corporation (1)	$2.38	$1.85	$1.47	$1.69	$1.85
Diluted:
Income from continuing operations	$2.35	$1.83	$1.47	$1.69	$1.38
Discontinued operations – net of tax	—	—	—	—	0.47
Net income available to Taylor Morrison Home Corporation (1)	$2.35	$1.83	$1.47	$1.69	$1.85
Weighted average number of shares of common stock:
Basic	106,997	111,743	62,061	31,084	33,063
Diluted	108,289	115,119	120,915	120,832	122,384
(1) 2017 income tax provision and earnings per common share data include impacts of the Tax Cuts and Jobs Act which is an aggregate of $61.0 million expense.

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents (1)	$326,437	$329,645	$573,925	$300,179	$126,188
Total real estate inventory	3,986,544	3,980,565	2,959,236	3,017,219	3,126,787
Total assets	5,245,686	5,264,441	4,325,893	4,220,926	4,122,447
Total debt	1,940,772	2,209,596	1,498,062	1,586,533	1,668,425
Total stockholders’ equity	2,545,712	2,418,735	2,346,545	2,160,202	1,972,677

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Operating Data:
Average active selling communities	351	307	297	309	259
Net sales orders (units)	10,517	8,400	8,397	7,504	6,681
Home closings (units)	9,964	8,760	8,032	7,369	6,311
Average sales price of homes closed	$464	$470	$473	$465	$458
Backlog value at end of period	$2,274,948	$2,079,569	$1,702,071	$1,531,910	$1,392,973
Backlog units at end of period	4,711	4,158	3,496	3,131	2,932
(1) Excludes restricted cash.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused as of December 31, 2019, in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, South Carolina and Texas. We serve a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult buyers, building single and multi family attached and detached homes. Our homebuilding company operates under our Taylor Morrison and Darling Homes brand names. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of December 31, 2019, is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Industry Overview and Business Strategy

We believe the housing market continues to be driven by certain positive economic and demographic factors, including low unemployment, strong home values, improving household balance sheets, declines in new and existing for-sale home inventory and interest rates which continue to remain low in comparison to historic rates. While we were encouraged by certain positive and improved trends during recent years, challenges still exist, such as national and global economic uncertainty and uncertainty around the interest rate environment. We are additionally challenged by shortages in the labor supply, specifically as it relates to qualified tradespeople, and volatility in energy prices. Nevertheless, we believe we are in a relatively stable business cycle.

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

Factors Affecting Comparability of Results

As of December 31, 2019, our assets in Chicago are held for sale and as a result we adjusted the fair value of the assets within this division to the lower of fair value (less costs to sell) or net book value. In addition, we wrote off other components of the operations in accordance with the guidance set forth in Accounting Standards Codification 360 - Property, Plant, and Equipment . Total impacts to the Consolidated Statement of Operations include the following: Cost of home closings impact of $0.7 million, Cost of land closings impact of $9.9 million, Sales, commissions and other marketing costs impact of $0.4 million, General and administrative expenses impact of $1.1 million and Other expense, net impact of $1.2 million. For the years ended December 31, 2018 and 2017, we did not have significant fair value adjustments relating to assets reclassified as held for sale.

For the years ended December 31, 2019 and December 31, 2018, we recognized an incremental $43.1 million and $39.3 million of warranty charges in our Central region, respectively, due to a construction defect issue which was isolated to one specific community. Although we believe we have identified substantially all homes impacted by the issue, it is reasonably possible that the estimated liability will change as a result of our evaluation of potential changes in the estimated repair costs and the number of homes impacted.

For the year ended December 31, 2019, we incurred aggregate costs of $10.7 million relating to our acquisitions of William Lyon Homes and AV Homes. For the year ended December 31, 2018, we recognized $30.8 million of costs relating to the AV Homes Acquisition. Such costs are recognized in Transaction and corporate reorganization expenses on the Consolidated Statement of Operations.

On October 26, 2018, in connection with our corporate reorganization, all assets remaining in our Canadian subsidiary were contributed to a subsidiary in the United States. As a result, $20.1 million of unrecognized Accumulated other comprehensive loss on foreign currency translation was recognized as a component of Transaction and corporate reorganization expenses on the Consolidated Statement of Operations. In addition, we recognized $15.3 million in non-resident Canadian withholding taxes from the Canada Unwind in Income tax provision for the year ended December 31, 2018. For the year ended December 31, 2019, we did not incur or recognize corporate reorganization expenses or taxes associated with such reorganization.

During 2017, the Tax Act legislation was enacted which made comprehensive reforms to the United States tax code, including a decrease to the corporate statutory tax rate from 35% to 21%, and a mandatory deemed repatriation tax of foreign earnings at a reduced rate, that may be payable over eight years.

In addition to the impact of the matters discussed in the Risk Factors listed in Item 1A of this Annual Report, our future results could differ materially from our historical results due to these changes.

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
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

Amenity and other revenue
As a result of the AV Homes Acquisition, we own and operate certain amenities, which require us to provide members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from our members, which are billed on a monthly basis. Revenue from our golf club operations are also included in amenity revenue.

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

We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.

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

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. As a result of the Tax Cuts Act enacted on December 22, 2017, we have recorded a material charge to earnings in the period ending December 31, 2017. See Note 12 - Income Taxes to the Consolidated Financial Statements for additional details.

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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands, except per share information)	2019	2018	2017
Statements of Operations Data:
Home closings revenue, net	$4,623,484	$4,115,216	$3,799,061
Land closings revenue	27,081	39,901	17,093
Financial services revenue	92,815	67,758	69,136
Amenity and other revenue	18,679	4,518	—
Total revenue	$4,762,059	$4,227,393	$3,885,290
Cost of home closings	3,836,857	3,410,853	3,092,704
Cost of land closings	32,871	33,458	12,005
Financial services expenses	51,086	41,469	41,652
Amenity and other expenses	17,155	3,420	—
Total cost of revenues	$3,937,969	$3,489,200	$3,146,361
Gross margin	824,090	738,193	738,929
Sales, commissions and other marketing costs	320,420	278,455	259,663
General and administrative expenses	169,851	138,488	130,777
Equity in income of unconsolidated entities	(9,509)	(13,332)	(8,846)
Interest income, net	(2,673)	(1,639)	(577)
Other expense, net	7,226	11,816	2,256
Transaction and corporate reorganization expenses	10,697	50,889	—
Loss on extinguishment of debt, net	5,806	—	—
Income before income taxes	$322,272	$273,516	$355,656
Income tax provision	67,358	63,036	179,006
Net income before allocation to non-controlling interests	$254,914	$210,480	$176,650
Net income attributable to non-controlling interests – joint ventures	(262)	(533)	(430)
Net income before non-controlling interests – Former Principal Equityholders	$254,652	$209,947	$176,220
Net income attributable to non-controlling interests — Former Principal Equityholders	—	(3,583)	(85,000)
Net income available to Taylor Morrison Home Corporation	$254,652	$206,364	$91,220
Home closings gross margin	17.0%	17.1%	18.6%
Interest amortized to cost of home closings	$93,739	$82,422	$94,859
Average sales price per home closed	$464	$470	$473
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.9%	6.8%	6.8%
General and administrative expenses as a percentage of home closings revenue, net	3.7%	3.4%	3.4%
Effective tax rate	20.9%	23.0%	50.3%
Earnings per common share -
Income from continuing operations - Basic	$2.38	$1.85	$1.47
Income from continuing operations - Diluted	$2.35	$1.83	$1.47

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report relating to “adjusted net income,” “adjusted earnings per common share,” “adjusted income before income taxes,” and “adjusted home closings gross margin.”

Adjusted net income (basic and diluted) and adjusted earnings per common share (basic and diluted) reflect the net income available to the Company excluding the impact, as applicable for each year presented, of: significant and unusual itemss, loss on extinguishment of debt, transaction and corporate reorganization expenses related to our acquisitions and our internal corporate reorganization, and the tax impact due to such items; the tax reform impact due to the revaluation of deferred assets and liabilities and due to the mandatory deemed repatriation of foreign earnings; and resulting adjustments to non-controlling interest. Adjusted income before income taxes reflects our income before income taxes excluding the impact of significant and unusual items, loss on extinguishment of debt, and transaction and corporate reorganization expenses related to our acquisitions and our internal corporate reorganization. Adjusted home closings gross margin is calculated based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding impairments (if any) and warranty charges (if any).
Management generally uses these non-GAAP measures to evaluate our operational and economic performance and to set targets for performance-based compensation on a consolidated basis to compare to prior years which did not include such items. We believe that adjusted net income, adjusted earnings per common share and adjusted income before income taxes are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because each assists both investors and management in analyzing and benchmarking the performance and value of our business. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of impairment charges and certain warranty charges. These measures are considered non-GAAP financial measures and should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures as a measure of our operating performance.
The following table sets forth our results of operations as adjusted for significant and unusual items, transaction and corporate reorganization expenses, loss on extinguishment of debt, and the impact of tax reform for the periods presented (See - “Non-

GAAP Measures” above):

Adjusted Basic and Diluted Net Income and Earnings per Common Share
	Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017
Income before income taxes	$322,272	$273,516	$355,656
Significant and unusual items(1)	72,146	50,100	—
Transaction and corporate reorganization expenses(2)	10,697	50,889	—
Loss on extinguishment of debt	5,806	—	—
Adjusted income before income taxes	$410,921	$374,505	$355,656

Net income available to TMHC	$254,652	$206,364	$91,220
Significant and unusual items(1)	72,146	50,100	—
Transaction and corporate reorganization expenses(2)	10,697	50,889	—
Loss on extinguishment of debt	5,806	—	—
Tax impact due to significant and unusual items, transaction and corporate reorganization expenses, and loss on extinguishment of debt(3)	(20,578)	(1,874)	—
Tax reform impact due to the revaluation of deferred assets and liabilities	—	—	57,425
Tax reform impact due to the mandatory deemed repatriation of foreign earnings	—	—	3,553
Adjustments to non-controlling interest - Former Principal Equityholders	—	(1,692)	$(29,341)
Adjusted net income - Basic	$322,723	$303,787	$122,857

Net income available to TMHC	254,652	206,364	91,220
Net income attributable to non-controlling interests - Former Principal Equityholders	—	3,583	85,000
Loss fully attributable to public holding company	—	540	3,128
Net income - Diluted	254,652	210,487	179,348
Significant and unusual items(1)	72,146	50,100	—
Transaction and corporate reorganization expenses(2)	10,697	50,889	—
Loss on extinguishment of debt	5,806	—	—
Tax impact due to significant and unusual items, transaction and corporate reorganization expenses, and loss on extinguishment of debt(3)	(20,578)	(1,874)	—
Tax reform impact due to the revaluation of deferred assets and liabilities	$—	$—	$57,425
Tax reform impact due to the mandatory deemed repatriation of foreign earnings	$—	$—	$3,553
Adjusted net income - Diluted	$322,723	$309,602	$240,326

Weighted average number of shares of common stock:
Basic	106,997	111,743	62,061
Diluted	108,289	115,119	120,915

Earnings per common share:
Basic	$2.38	$1.85	$1.47
Diluted	$2.35	$1.83	$1.47

Adjusted earnings per common share
Basic	$3.02	$2.72	$1.98
Diluted	$2.98	$2.69	$1.98

(1)Significant and unusual items consist of the following:

	Year ended December 31,
	2019	2018	2017
Warranty charge	$43,133	$39,300	$—
Inventory impairment charges	8,928	9,600	—
Write-off of Chicago Operations	13,285	—	—
Legal and other costs for unusual items	6,800	1,200	—
Significant and unusual items	$72,146	$50,100	$—

(2) For the year ended December 31, 2019 transaction and corporate reorganization expenses consist of acquisition related costs. For the year ended December 31, 2018 transaction and corporate reorganization expenses consist of all costs, excluding taxes, associated with the corporate reorganization and Canada Unwind in addition to acquisition related costs.

(3)Represents the impact to income tax provision for significant and unusual items, transaction and corporate reorganization expenses, and loss on extinguishment of debt.

Adjusted Home Closings Gross Margin
	Year Ended December 31,
(Dollars in thousands)	2019	2018
Home closings revenue, net	$4,623,484	$4,115,216
Cost of home closings	3,836,857	3,410,853
Home closings gross margin	$786,627	$704,363
Inventory impairment charges	9,384	9,631
Warranty charge	43,346	39,333
Adjusted home closings gross margin	$839,357	$753,327
Home closings gross margin as a percentage of home closings revenue	17.0%	17.1%
Adjusted home closings gross margin as a percentage of home closings revenue	18.2%	18.3%

The following tables and related discussion set forth key operating and financial data for our operations as of and for the fiscal years ended December 31, 2019 and 2018. For similar operating and financial data and discussion of our fiscal 2018 results compared to our fiscal 2017 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 20, 2019, and is incorporated herein by reference.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Average Active Selling Communities

	Year Ended December 31,
	2019	2018	Change
East	159	134	18.7%
Central	134	121	10.7
West	58	52	11.5
Total	351	307	14.3%

Average active selling communities for the year ended December 31, 2019 increased by 14.3% when compared to the same period in the prior year primarily due to expansion and growth among all regions due to the timing of the acquisition of AV Homes in the fourth quarter of 2018. The increase was partially offset by early community closeouts in all regions due to an increase in net sales orders.

Net Sales Orders(1)

	Year Ended December 31,
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	4,893	3,471	41.0%	$1,979,100	$1,438,757	37.6%	$404	$415	(2.7)%
Central	3,019	2,697	11.9	1,434,406	1,300,630	10.3	475	482	(1.5)
West	2,605	2,232	16.7	1,405,357	1,356,634	3.6	539	608	(11.3)
Total	10,517	8,400	25.2%	$4,818,863	$4,096,021	17.6%	$458	$488	(6.1)%

(1) Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:

The number of net sales orders and sales value increased by 41.0% and 37.6%, respectively, for the year ended December 31, 2019 compared to the same period in the prior year. Additional active selling communities were the primary contributor to the increase in net sales orders. The average selling price of net sales orders decreased 2.7% for the same comparative period. Product and geographical mix primarily contributed to the decrease in average selling price.

Central:

The number of net sales orders and sales value increased by 11.9% and 10.3%, respectively, for the year ended December 31, 2019 compared to the same period in the prior year. Our Dallas market contributed to the increase primarily as a result of additional active selling communities. Product and geographical mix contributed to the relatively flat average selling price compared to the same period in the prior year.

West:

The number of net sales orders and sales value increased by 16.7% and 3.6%, respectively, for the year ended December 31, 2019 compared to the same period in the prior year. Additional active selling communities and higher average sales pace in this region were the primary contributors to the increase in net sales orders. The average selling price of net sales orders decreased 11.3% for the same comparative period. Product and geographical mix among all the divisions within the region contributed to the decrease in average selling price.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2019	2018
East	11.9%	12.0%
Central	13.2	13.6
West	12.9	14.2
Total Company	12.5%	13.1%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased to 12.5% for the year ended December 31, 2019 compared to 13.1% for the year ended December 31, 2018. The decrease was primarily driven by the stabilization in mortgage rates throughout 2019.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	1,816	1,638	10.9%	$791,485	$724,564	9.2%	$436	$442	(1.4)%
Central	1,655	1,420	16.5	839,004	731,795	14.7	507	515	(1.6)
West	1,240	1,100	12.7	644,459	623,210	3.4	520	567	(8.3)
Total	4,711	4,158	13.3%	$2,274,948	$2,079,569	9.4%	$483	$500	(3.4)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value increased by 13.3% and 9.4% at December 31, 2019 compared to December 31, 2018, respectively. The increase in backlog units and dollars is primarily a result of increased net sales orders due to the increase in average active selling communities across all regions.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2019	2018	Change	2019	2018	Change	2019	2018	Change
East	4,715	4,061	16.1%	$1,912,179	$1,643,152	16.4%	$406	$405	0.2%
Central	2,784	2,380	17.0	1,327,197	1,126,446	17.8	477	473	0.8
West	2,465	2,319	6.3	1,384,108	1,345,618	2.9	562	580	(3.1)
Total	9,964	8,760	13.7%	$4,623,484	$4,115,216	12.4%	$464	$470	(1.3)%

East:

The number of homes closed and home closings revenue, net increased by 16.1% and 16.4%, respectively, for the year ended December 31, 2019 compared to the same period in the prior year. The increase in both units and dollars is primarily due to the increase in active selling communities.

Central:

The number of homes closed and home closings revenue, net increased by 17.0% and 17.8%, respectively, for the year ended December 31, 2019 compared to the same period in the prior year. The increase in both units and dollars was a result of our

Houston and Dallas markets experiencing increased housing demand in the current year period compared to the prior year period.

West:

The number of homes closed and homes closings revenue, net increased by 6.3% and 2.9%, respectively, for the year ended December 31, 2019 compared to the same period in the prior year. The increase in units is primarily due to the increase in active selling communities as well as increased demand in certain markets. The increase in home closings revenue, net is due to overall demand in the majority of our markets, whereas product mix with lower average selling prices in certain markets drove the decrease in average selling prices.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2019	2018	Change
East	$19,884	$18,753	$1,131
Central	7,192	13,176	(5,984)
West	5	7,972	(7,967)
Total	$27,081	$39,901	$(12,820)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market opportunities. Land closings revenue was $27.1 million and $39.9 million, respectively, for the years ended December 31, 2019 and 2018.

Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2019	2018	Change
East	$18,679	$4,518	$14,161
Central	—	—	—
West	—	—	—
Total	$18,679	$4,518	$14,161

Our East region includes communities which operate certain amenities such as community centers and golf clubs. We provide members access to the amenity facilities in exchange for club dues. We do not own or operate significant amenity facilities in our Central or West regions. The increase in amenity and other revenue is a result of a full year of operations in 2019 compared to one quarter of operations in 2018.

Segment Home Closings Gross Margins and Adjusted Gross Margins

The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin on a segment basis (see “Non-GAAP Measures” above for additional information about our use of non-GAAP measures).

	East		Central		West		Total
	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Home closings revenue, net	$1,912,179	$1,643,152	$1,327,197	$1,126,446	$1,384,108	$1,345,618	$4,623,484	$4,115,216
Cost of home closings	1,597,389	1,364,027	1,141,866	969,215	1,097,602	1,077,611	3,836,857	3,410,853
Home closings gross margin	$314,790	$279,125	$185,331	$157,231	$286,506	$268,007	$786,627	$704,363
Inventory impairment	2,477	8,486	6,907	—	—	1,145	9,384	9,631
Warranty charge	213	—	43,133	39,333	—	—	43,346	39,333
Adjusted home closings gross margin	$317,480	$287,611	$235,371	$196,564	$286,506	$269,152	$839,357	$753,327
Home closings gross margin as a percentage of home closings revenue	16.5%	17.0%	14.0%	14.0%	20.7%	19.9%	17.0%	17.1%
Adjusted home closings gross margin as a percentage of home closings revenue	16.6%	17.5%	17.7%	17.4%	20.7%	20.0%	18.2%	18.3%

East:

Adjusted home closings gross margin percentage decreased to 16.6% from 17.5% for the year ended December 31, 2019 compared to the prior year, primarily as a result of product and geographic mix contributing to higher land and development costs in certain markets within our East region in the current year.

Central:

Adjusted home closings gross margin percentage increased to 17.7% from 17.4% for the year ended December 31, 2019 compared to the prior year. The demand in the Central region remains strong as evidenced by the increase in closed home units and revenues for the current year compared to the prior year. In addition, several markets within our Central region experienced an increase in rebates from our regional and national vendor program.

West:

Adjusted home closings gross margin percentage increased to 20.7% from 20.0% for the year ended December 31, 2019 compared to the prior year. The increase was partially due to higher demand which increased home closings revenue, net in addition to lower land and development costs due to product and geographical mix.

Financial Services

Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner’s insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(In thousands, except the number of loan originations)	2019	2018	Change
Financial services revenue	$75,822	$57,242	32.5%
Financial services revenue - Other	4,097	2,349	74.4%
Title services revenue	12,896	8,167	57.9%
Total financial services revenue	92,815	67,758	37.0%
Financial services equity in income of unconsolidated entities	6,021	5,316	13.3%
Total income	98,836	73,074	35.3%
Financial services expenses	51,086	41,469	23.2%
Financial services income before income taxes	$47,750	$31,605	51.1%
Total originations:
Loans	5,605	4,471	25.4%
Principal	$1,930,086	$1,557,367	23.9%

	Year Ended December 31,
	2019	2018
Supplemental data:
Average FICO score	749	747
Funded origination breakdown:
Government (FHA, VA, USDA)	15%	16%
Other agency	73%	69%
Total agency	88%	85%
Non-agency	12%	15%
Total funded originations	100%	100%

Total financial services revenue increased by 37.0% for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in the current year compared to the prior year was primarily the result of an increase in the number of loans originated as well as our title services being offered in more of our markets in the current year compared to only one market in the prior year.

Sales, Commissions and Other Marketing Costs

Sales commissions and other marketing costs, as a percentage of home closings revenue, remained relatively flat for the years ended December 31, 2019 and 2018 due to sustained leverage as a result of previous process efficiencies in our sales and marketing functions.

General and Administrative Expenses

General and administrative expenses, as a percentage of home closings revenue, increased to 3.7% from 3.4% for the year ended December 31, 2019 compared to 2018. The increase is attributable to the AV Homes Acquisition, which added more current year employees and related expenses, however we continue our efforts to utilize our scalable platform, providing leverage with existing infrastructure to maintain stable operating costs.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $9.5 million and $13.3 million for the years ended December 31, 2019 and 2018, respectively. The change was primarily due to a decrease in closings in our unconsolidated homebuilding joint ventures as they approach close out.

Interest Income, net

Interest income, net was $2.7 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, net

Other expense, net for the years ended December 31, 2019 and 2018 was $7.2 million and $11.8 million, respectively. The prior year balance included higher pre-acquisition costs on abandoned land projects and higher captive insurance claims than in the current year.

Transaction and corporate reorganization expenses

Transaction and corporate reorganization expenses of $10.7 million for the year ended December 31, 2019 include costs associated with the acquisitions of William Lyon Homes and AV Homes relating to legal fees, compensation and other miscellaneous expenses. For the year ended December 31, 2018, transaction and corporate reorganization expenses included approximately $30.8 million in AV Homes acquisition related costs, which include investment banking fees, severance, compensation and legal fees. In addition, for the year ended December 31, 2018 the recognition of approximately $20.1 million of realized foreign currency losses from the Canada Unwind were also included in transaction and corporate reorganization expenses.

Loss on Extinguishment of Debt

During the year ended December 31, 2019, we redeemed the entire principal amount of our 5.25% Senior Notes due 2021 and 6.625% Senior Notes due 2022. As a result of such redemptions, we recorded a loss on extinguishment of debt, net of $2.2 million and $3.6 million, respectively, which included the payment of a redemption premium for the 2022 Senior Notes and write-off of net unamortized deferred financing fees for both series of notes. We had no such transactions for the year ended December 31, 2018.

Income Tax Provision

Our effective tax rate was 20.9% and 23.0% for the years ended December 31, 2019 and December 31, 2018, respectively. Our effective rate for both years was affected by a number of factors including state income taxes, disallowed executive compensation expense, changes to reserves for uncertain tax positions, adjustments to deferred tax assets, and energy tax credits relating to homebuilding activities. The effective tax rate for the year ended December 31, 2019 was favorably impacted by legislation enacted during the fourth quarter which reinstated an income tax credit under Section 45L of the Internal Revenue Code for building energy efficient homes.

Net Income

Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2019 were $254.9 million and $2.35, respectively. Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2018 were $210.5 million and $1.83, respectively. The increase in net income and diluted earnings per share from the prior year is primarily attributable to increased gross margin, decreased transaction and corporate reorganization expenses as well as a lower effective tax rate for the year ended December 31, 2019 compared to the prior year.

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

We may also access the capital markets to obtain additional liquidity through debt and equity offerings on an opportunistic basis. Our principal uses of capital for the years ended December 31, 2019 and 2018 were land purchases, lot development, home construction, operating expenses, payment of debt service and debt redemptions, income taxes, investments in joint ventures, repurchase of Common Stock, and the payment of various liabilities. Net proceeds from issuances of debt securities in 2019 were used to redeem other debt securities. In addition, all net proceeds from our equity offerings during 2018, were used to purchase partnership units in New TMM along with shares of our former Class B Common Stock, held by our Former Principal Equityholders. During 2018, capital was also used to complete the AV Homes Acquisition and purchase partnership units in New TMM shares and shares of our former Class B Common Stock from our Former Principal Equityholders.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of December 31,
(Dollars in thousands)	2019	2018
Total Cash, excluding Restricted Cash	$326,437	$329,645
Total Revolving Credit Facility(1)	600,000	600,000
Total 364-Day Credit Agreement	—	200,000
Letters of Credit Outstanding	(77,719)	(62,315)
Revolving Credit Facility Borrowings Outstanding	—	—
364-Day Credit Agreement Outstanding	—	(200,000)
Revolving Credit Facility Availability	522,281	537,685
Total Liquidity	$848,718	$867,330
(1) Subsequent to December 31, 2019, we terminated our $600.0 million Revolving Credit Facility and entered into an $800.0 million Revolving Credit Facility. Refer to Note 21- Subsequent Events for additional discussion.

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $393.2 million for the year ended December 31, 2019 compared to $135.6 million for the year ended December 31, 2018. The increase in cash provided by operating activities was primarily attributable to a decrease in spending on real estate inventory and land deposits and an increase in net income.

Investing Cash Flow Activities

Net cash used in investing activities was $19.3 million for the year ended December 31, 2019 compared to $159.7 million for the year ended December 31, 2018. The decrease in cash used in investing activities for 2019 was primarily due to the payment for our acquisition of AV Homes in 2018, partially offset by a reduction in distributions from unconsolidated entities for 2019.

Financing Cash Flow Activities

Net cash used in financing activities was $377.2 million for the year ended December 31, 2019 compared to $219.5 million for the year ended December 31, 2018. The cash used in financing activities in 2019 was mostly related to the repayment of our 364-Day Credit facility and repurchase of Common Stock pursuant to the Company's stock repurchase program. The cash used in 2018 was primarily attributable to repurchases of New TMM Units and our Class B Common Stock from our Former Principal Equityholders as part of our public equity offerings completed in January 2018, repurchases of Common Stock pursuant to the Company's stock repurchase program and repayment of the convertible notes. These were partially offset by borrowings on our 364-Day Credit facility in connection with the AV Homes Acquisition.

Debt Instruments

Senior Notes:

The following table summarizes our outstanding senior unsecured notes (collectively, the “Senior Notes”), as of December 31, 2019(1).

(Dollars in thousands)	Date Issued	Principal Amount	Initial Offering Price	Interest Rate	Original Net Proceeds	Original Debt Issuance Cost
Senior Notes due 2023	April 16, 2015	350,000	100.0%	5.875%	345,500	4,500
Senior Notes due 2024	March 5, 2014	350,000	100.0%	5.625%	345,300	4,700
Senior Notes due 2027	June 5, 2019	500,000	100.0%	5.875%	495,000	5,000
Senior Notes due 2028	August 1, 2019	450,000	100.0%	5.750%	444,500	5,500
Total		$1,650,000			$1,630,300	$19,700
(1)In connection with our acquisition of William Lyon Homes, on February 10, 2020 we issued approximately $1.04 billion of new senior notes in exchange for a like amount of senior notes of William Lyon Homes, Inc., a California corporation and wholly owned subsidiary of William Lyon Homes, (the “William Lyon Notes”) that had been validly tendered and not validly withdrawn in our previously disclosed exchange offers and assumed approximately $44.1 million principal amount of William Lyon Notes that were not validly tendered and remain outstanding. Refer to Note 21 - Subsequent Events for additional information.

2021 Senior Notes
Our 5.25% Senior Notes due 2021 (the “2021 Senior Notes”) were redeemed in full on June 20, 2019 using the net proceeds from the issuance of the 2027 Senior Notes (as defined below), together with cash on hand. As a result of the redemption of the 2021 Senior Notes, we recorded a loss on extinguishment of debt, net of $2.2 million, which included the write-off of net unamortized deferred financing fees. See “2027 Senior Notes and Redemption of 2021 Senior Notes” below for additional information regarding the redemption of the 2021 Senior Notes.
2022 Senior Notes
Our 6.625% Senior Notes due 2022 (the “2022 Senior Notes”) were redeemed in full on August 19, 2019 using the net proceeds from the issuance of the 2028 Senior Notes (as defined below). As a result of the redemption of the 2022 Senior Notes, we recorded a loss on extinguishment of debt, net of $3.6 million, inclusive of a prepayment premium of approximately $13.2 million, offset by the write-off of approximately $9.6 million in unamortized debt premium. See “2028 Senior Notes and Redemption of 2022 Senior Notes” below for additional information regarding the redemption of the 2022 Senior Notes.
2023 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”).

The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the "Guarantors"). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. We are required to offer to repurchase the 2023 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events where there is a credit downgrade that occurs in connection with the change of control.

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
2024 Senior Notes
On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”).
The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by the same Guarantors that guarantee our other outstanding Senior Notes. The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the other Senior Notes. The indenture governing the 2024 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

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

The 2027 Senior Notes mature on June 15, 2027. The 2027 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2027 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2027 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to our other Senior Notes. The indenture governing the 2027 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2027 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to March 15, 2027, the 2027 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through March 15, 2027 (plus accrued and unpaid interest). Beginning on March 15, 2027, the 2027 Senior Notes are redeemable at par (plus accrued and unpaid interest).

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

The 2028 Senior Notes mature on January 15, 2028. The 2028 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2028 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2028 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to our other Senior Notes. The indenture governing the 2028 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2028 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to October 15, 2027, the 2028 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through October 15, 2027 (plus accrued and unpaid interest). Beginning on October 15, 2027, the 2028 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2028 Senior Notes.

Revolving Credit Facility
On February 6, 2020 we terminated our $600.0 million Revolving Credit Facility, writing off $1.7 million of debt issuance costs and entered into an $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024. Refer to Note 21- Subsequent Events for additional discussion.

Our prior $600.0 million Revolving Credit Facility includes $1.8 million and $2.7 million of unamortized debt issuance costs as of December 31, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the consolidated balance sheets. As of December 31, 2019 and December 31, 2018, we had $77.7 million and $62.3 million, respectively, of utilized letters of credit, resulting in $522.3 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
The prior Revolving Credit Facility contained, and our new Revolving Credit Facility contains, certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.9 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.
The prior Revolving Credit Facility contained, and our new Revolving Credit Facility contains, certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The prior Revolving Credit Facility contained, and our new Revolving Credit Facility contains, customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2019 and 2018, we were in compliance with all of the covenants under the prior Revolving Credit Facility.
364-Day Credit Agreement
On October 2, 2018, we entered into a 364-Day Credit Agreement in respect of a term loan facility under which we borrowed an aggregate principal amount of $200.0 million, to facilitate the AV Homes Acquisition. The 364-Day Credit Agreement matured on October 1, 2019. Utilizing funds borrowed from our Revolving Credit Facility and cash on hand, we repaid a total amount, including interest, of $200.5 million.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	December 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$25,074	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,481	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	59,678	100,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Total	$123,233	$230,000

	December 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,484	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,164	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	62,705	100,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$130,353	$230,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2019 and 2018, are collateralized by $190.9 million and $181.9 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $1.6 million of cash for both periods, which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2019 and 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2019 and 2018. We impute interest for loans with no stated interest rates.
Letters of Credit, Surety Bonds and Financial Guarantees
The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2019	2018
Letters of credit (1)	$80,440	$62,315
Surety bonds	542,823	334,892
Total outstanding letters of credit and surety bonds	$623,263	$397,207
(1) As of December 31, 2019 and 2018 there was $77.7 million and $62.3 million, respectively, of letters of credit outstanding under the prior Revolving Credit Facility. Additional letters of credit outstanding are under other various borrowing facilities. As of December 31, 2019 and 2018 there was $160.0 million total capacity of letters of credit available under the prior Revolving Credit Facility.
Contractual Obligations as of December 31, 2019

(Dollars in thousands)	Payments Due by Period
	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$49,959	$10,018	$16,759	$13,276	$9,906
Unrecognized tax benefit obligations including interest and penalties	(2,572)	—	(2,572)	—	—
Land purchase contracts and lot options	289,677	124,709	130,794	23,003	11,171
Senior notes (1)	1,650,000	—	—	700,000	950,000
Other debt outstanding (1)	305,764	182,872	67,037	55,855	—
Estimated interest expense (2)	431,700	101,967	173,108	130,750	25,875
Totals	$2,724,528	$419,566	$385,126	$922,884	$996,952

(1)
As of December 31, 2019, total debt outstanding included $350.0 million aggregate principal amount of 2023 Senior Notes, $350.0 million aggregate principal amount of 2024 Senior Notes, $500.0 million aggregate principal amount of 2027 Senior Notes, $450.0 million aggregate principal amount of 2028 Senior Notes, $123.2 million of mortgage borrowings by TMHF, and $182.5 million of loans and other borrowings. Scheduled maturities of certain loans and other borrowings as of December 31, 2019 reflect estimates of anticipated lot take-downs associated with such loans.

(2)	Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.6% as of December 31, 2019.
Off-Balance Sheet Arrangements as of December 31, 2019
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.
The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2019	2018
East	$—	$—
Central	37,506	35,476
West	86,996	100,693
Financial Services	4,257	4,372
Total	$128,759	$140,541

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. As of December 31, 2019, we had outstanding land purchase and lot option contracts of $289.7 million for 4,263 lots. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At December 31, 2019, we had non-refundable deposits totaling $39.8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2019, 93.7% of our debt was fixed rate and 6.3% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2019, we had no outstanding borrowings under the prior Revolving Credit Facility. We also had no outstanding borrowings under our 364-Day Credit Facility as of December 31, 2019, as it matured and was repaid on October 1, 2019. As of December 31, 2019, we had $522.3 million of additional availability for borrowings and $82.3 million of additional availability for letters of credit under the prior Revolving Credit Facility (giving effect to $77.7 million of letters of credit outstanding as of such date). See Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources – Debt Instruments – Revolving Credit Facility. See also Note 21 - Subsequent Events to the Consolidated Financial Statements in this Annual Report. We are required to offer to purchase all of the outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2019. The interest rate for our variable rate debt represents the interest rate on our borrowings under our mortgage warehouse facilities. Because the mortgage warehouse facilities are effectively secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days of origination, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(Dollars in millions, except percentage data)	2020	2021	2022	2023	2024	Thereafter	Total
Fixed Rate Debt	$59.6	$55.3	$11.8	$374.5	$381.4	$950.0	$1,832.6	$1,981.4
Weighted average interest rate (1)	2.7%	2.7%	2.7%	5.6%	5.5%	5.8%	5.5%	—%
Variable rate debt (2)	$123.2	—	—	—	—	—	$123.2	$123.2
Average interest rate	4.0%	—%	—%	—%	—%	—%	4.0%	—%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at December 31, 2019, and holding the variable rate debt balance constant, each 1%
increase in interest rates would increase the interest incurred by us by approximately $1.2 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

Separate combined financial statements of our unconsolidated joint venture investments have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Real Estate Inventory Valuation- Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
Inventory consists of land, land under development, homes under construction, completed homes and model homes, all of which are stated at cost. Management evaluates its real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, management first performs an undiscounted cash flow analysis to determine if a fair value analysis is required to be performed. The Company’s undiscounted cash flow analysis includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of the Company’s impairment analysis, and actual results may also differ from management’s assumptions.
Given the subjectivity in determining whether further impairment analysis is required for a community, management exercises significant judgment when reviewing the indicators of impairment and the undiscounted cash flow analyses, as applicable. Accordingly, auditing management’s judgments regarding the identification of impairment indicators and the key assumptions used in the undiscounted cash flow analyses involved especially subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit

We tested the operating effectiveness of controls over management’s impairment indicator analysis, including controls over key inputs into the analysis such as management’s forecast, and controls over management’s review of any undiscounted cash flows analyses for communities identified with impairment indicators.
We evaluated the reasonableness of management’s impairment indicator analysis by evaluating management's process for identifying impairment indicators, including thresholds used for investigation, and whether management appropriately considered all potential indicators. We also conducted an independent analysis to determine whether factors were present during the period, that were not identified by management, that may indicate that a fair value analysis is required to be performed. Additionally, to test management’s ability to develop estimates, we compared actual results for homes closed in the current year to prior projections for these same homes before closing and investigated variances.
If applicable, we evaluated the reasonableness of the key projections and estimates used in management’s undiscounted cash flow analyses by comparing the assumptions to historical information. For any communities without historical information available, we compared management’s estimates to historical estimates for similar communities, taking into consideration factors such as location, size, and type of community. We also inquired with management regarding trends and changing market conditions that were incorporated into management’s undiscounted cash flow projections in addition to consulting third-party analyst reports and projections that could identify factors that could affect a community’s recoverability.
Accrued Expenses and Other Liabilities - Warranty Reserve- Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company offers a limited warranty to cover various defects in workmanship or materials, including structural defects. Construction defects may occur on projects and developments and could emerge many months or, in some cases, years after construction is complete. Defects arising on a community attributable to the Company may lead to significant liabilities. For the twelve months ended December 31, 2019, the Company recorded an incremental $43.1 million construction defect warranty charge for claims specific to one community in the Central region.
Given the subjectivity required by management in determining the potential exposure of the warranty claims specific to the community in the Central region, including potential costs associated with the claims and the likelihood of similar issues arising in other regions, the audit procedures performed to evaluate the reasonableness of the reserve required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
We tested the operating effectiveness of controls over management’s review of the warranty liability calculation, including review controls over key inputs into the analysis. We also evaluated the reasonableness of management’s estimate by testing management's process to determine the potential number of homes impacted and the related costs to remediate the issue in the Central region. To determine whether the factors identified by management as indicators of potential future claims are reasonable, we tested historical costs incurred and cost to complete estimates. We performed inquiries with management, including internal legal counsel, and with external legal counsel to determine whether all information available was included in the Company’s analysis to determine the most reasonable and accurate warranty liability.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 19, 2020

We have served as the Company's auditor since 2011.

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$326,437	$329,645
Restricted cash	2,135	2,214
Total cash, cash equivalents, and restricted cash	328,572	331,859
Real estate inventory:
Owned inventory	3,967,359	3,965,306
Real estate not owned	19,185	15,259
Total real estate inventory	3,986,544	3,980,565
Land deposits	39,810	57,929
Mortgage loans held for sale	190,880	181,897
Derivative assets	2,099	1,838
Operating lease right of use assets	36,663	—
Prepaid expenses and other assets, net	85,515	98,225
Other receivables, net	70,447	86,587
Investments in unconsolidated entities	128,759	140,541
Deferred tax assets, net	140,466	145,076
Property and equipment, net	85,866	86,736
Intangible assets, net	637	1,072
Goodwill	149,428	152,116
Total assets	$5,245,686	$5,264,441
Liabilities
Accounts payable	$164,580	$151,586
Accrued expenses and other liabilities	325,368	266,686
Operating lease liabilities	42,317	—
Income taxes payable	3,719	—
Customer deposits	167,328	165,432
Estimated development liabilities	36,705	37,147
Senior notes, net	1,635,008	1,653,746
Loans payable and other borrowings	182,531	225,497
Revolving credit facility borrowings	—	200,000
Mortgage warehouse borrowings	123,233	130,353
Liabilities attributable to real estate not owned	19,185	15,259
Total liabilities	2,699,974	2,845,706
COMMITMENTS AND CONTINGENCIES (Note 19)
Stockholders’ Equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 125,794,719 and 124,519,942 shares issued, 105,851,285 and 112,965,856 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	2,097,995	2,071,579
Treasury stock at cost, 19,943,432 and 11,554,084 shares as of December 31, 2019 and December 31, 2018, respectively	(343,524)	(186,087)
Retained earnings	782,350	527,698
Accumulated other comprehensive income	884	2,001
Total stockholders’ equity attributable to Taylor Morrison Home Corporation	2,537,706	2,415,192
Non-controlling interests — joint ventures	8,006	3,543
Total stockholders’ equity	2,545,712	2,418,735
Total liabilities and stockholders’ equity	$5,245,686	$5,264,441

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Home closings revenue, net	$4,623,484	$4,115,216	$3,799,061
Land closings revenue	27,081	39,901	17,093
Financial services revenue	92,815	67,758	69,136
Amenity and other revenue	18,679	4,518	—
Total revenue	4,762,059	4,227,393	3,885,290
Cost of home closings	3,836,857	3,410,853	3,092,704
Cost of land closings	32,871	33,458	12,005
Financial services expenses	51,086	41,469	41,652
Amenity and other expenses	17,155	3,420	—
Total cost of revenues	3,937,969	3,489,200	3,146,361
Gross margin	824,090	738,193	738,929
Sales, commissions and other marketing costs	320,420	278,455	259,663
General and administrative expenses	169,851	138,488	130,777
Equity in income of unconsolidated entities	(9,509)	(13,332)	(8,846)
Interest income, net	(2,673)	(1,639)	(577)
Other expense, net	7,226	11,816	2,256
Transaction and corporate reorganization expenses	10,697	50,889	—
Loss on extinguishment of debt, net	5,806	—	—
Income before income taxes	322,272	273,516	355,656
Income tax provision	67,358	63,036	179,006
Net income before allocation to non-controlling interests	254,914	210,480	176,650
Net income attributable to non-controlling interests — joint ventures	(262)	(533)	(430)
Net income before allocation to non-controlling interests — Former Principal Equityholders	254,652	209,947	176,220
Net income attributable to non-controlling interests — Former Principal Equityholders	—	(3,583)	(85,000)
Net income available to Taylor Morrison Home Corporation	$254,652	$206,364	$91,220
Earnings per common share
Basic	$2.38	$1.85	$1.47
Diluted	$2.35	$1.83	$1.47
Weighted average number of shares of common stock:
Basic	106,997	111,743	62,061
Diluted	108,289	115,119	120,915

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Income before non-controlling interests, net of tax	$254,914	$210,480	$176,650
Post-retirement benefits adjustments, net of tax	(1,117)	(81)	21
Comprehensive income	253,797	210,399	176,671
Comprehensive income attributable to non-controlling interests — joint ventures	(262)	(533)	(430)
Comprehensive income attributable to non-controlling interests — Former Principal Equityholders	—	(3,583)	(85,000)
Comprehensive income available to Taylor Morrison Home Corporation	$253,535	$206,283	$91,241

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2016	30,486,858	$—	88,942,052	$1	$384,709	2,853,433	$(43,524)	$228,613	$(17,989)	$1,525	$1,606,867	$2,160,202
Net income	—	—	—	—	—	—	—	91,220	—	430	85,000	176,650
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	21	—	—	21
Exchange of New TMM Units and corresponding number of Class B Common Stock	260,389	—	(260,389)	—	—	—	—	—	—	—	—	—
Cancellation of forfeited New TMM Units and corresponding number of Class B Common Stock	—	—	(2,047)	—	—	—	—	—	—	—	—	—
Exercise of stock options	288,808	—	—	—	5,235	—	—	—	—	—	—	5,235
Issuance of restricted stock units, net of shares withheld for tax	59,765	—	—	—	(307)	—	—	—	—	—	—	(307)
Repurchase of common stock	(195,824)	—	—	—	—	195,824	(4,098)	—	—	—	—	(4,098)
Exchange of (repurchase) of B shares from secondary offerings	51,500,000	1	—	—	946,430	—	—	—	—	—	—	946,431
Repurchase of New TMM Units from principal equityholders	—	—	(51,500,000)	(1)	—	—	—	—	—	—	(948,883)	(948,884)
Stock based compensation	—	—	—	—	5,806	—	—	—	—	—	5,781	11,587
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	(292)	—	(292)
Balance — December 31, 2017	82,399,996	1	37,179,616	—	1,341,873	3,049,257	(47,622)	319,833	(17,968)	1,663	748,765	2,346,545
Cumulative-effect adjustment to retained Earnings related to adoption of ASU No. 2014-09 (see Note 2)	—	—	—	—	—	—	—	1,501	—	—	—	1,501
Net income	—	—	—	—	—	—	—	206,364	—	533	3,583	210,480
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(81)	—	—	(81)
Exchange of New TMM Units and corresponding number of Class B Common Stock	20,487	—	(20,487)	—	1,293	—	—	—	—	—	(1,293)	—
TMHC repurchase and cancellation of New TMM Units and corresponding Class B Common Stock from Former Principal Equityholders	—	—	(7,588,771)	—	(201,775)	—	—	—	—	—	—	(201,775)
Exercise of stock options	118,992	—	—	—	1,887	—	—	—	—	—	—	1,887
Issuance of restricted stock units, net of shares withheld for tax	409,681	—	—	—	(1,572)	—	—	—	—	—	—	(1,572)
Exchange of B shares from public offerings	28,706,924	—	—	—	729,954	—	—	—	—	—	—	729,954
Repurchase of New TMM Units from Former Principal Equityholders	—	—	(28,706,924)	—	—	—	—	—	—	—	(730,964)	(730,964)

Issuance of Class A common stock in connection with business acquisition	8,951,169	—	—	—	158,704	—	—	—	—	—	—	158,704
Repurchase of common stock	(8,504,827)	—	—	—	—	8,504,827	(138,465)	—	—	—	—	(138,465)
Stock based compensation	—	—	—	—	20,703	—	—	—	—	—	421	21,124
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	1,347	—	1,347
Realized loss on foreign currency translation	—	—	—	—	—	—	—	—	20,050	—	—	20,050
Liquidation of Class B common stock in connection with holding company reorganization	863,434	—	(863,434)	—	20,512	—	—	—	—	—	(20,512)	—
Balance — December 31, 2018	112,965,856	$1	—	$—	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$—	$2,418,735
Net income	—	—	—	—	—	—	—	254,652	—	262	—	254,914
Other comprehensive income	—	—	—	—	—	—	—	—	(1,117)	—	—	(1,117)
Exercise of stock options	765,781	—	—	—	13,238	—	—	—	—	—	—	13,238
Issuance of restricted stock units, net of shares withheld for tax	508,996	—	—	—	(1,585)	—	—	—	—	—	—	(1,585)
Repurchase of common stock	(8,389,348)	—	—	—	—	8,389,348	(157,437)	—	—	—	—	(157,437)
Stock based compensation	—	—	—	—	14,763	—	—	—	—	—	—	14,763
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	2,196	—	2,196
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	2,005	—	2,005
Balance — December 31, 2019	105,851,285	$1	—	$—	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$—	$2,545,712

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$254,914	$210,480	$176,650
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(9,509)	(13,332)	(8,846)
Stock compensation expense	14,763	21,124	11,587
Loss on extinguishment of debt	5,806	—	—
Distributions of earnings from unconsolidated entities	10,473	11,845	6,965
Depreciation and amortization	31,424	26,391	3,953
Lease expense	9,087	—	—
Debt issuance costs/premium amortization	1,173	2,369	3,819
Realized loss on foreign currency translation	—	20,050	—
Contingent consideration	—	146	736
Deferred income taxes	2,655	44,472	88,496
Inventory impairments	9,384	9,631	—
Chicago assets held for sale valuation adjustments	9,942	—	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	990	(248,215)	41,723
Mortgages held for sale, prepaid expenses and other assets	(26,614)	(27,256)	67,186
Customer deposits	1,896	18,773	20,956
Accounts payable, estimated development liability, and accrued expenses and other liabilities	73,113	63,641	(20,989)
Income taxes payable	3,719	(4,525)	(6,003)
Net cash provided by operating activities	393,216	135,594	386,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,118)	(20,458)	(3,421)
Payments for business acquisitions, net of cash acquired	—	(192,886)	—
Distributions of capital from unconsolidated entities	23,584	57,002	4,083
Investments of capital into unconsolidated entities	(12,766)	(3,376)	(36,657)
Net cash used in investing activities	(19,300)	(159,718)	(35,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	26,740	29,937	21,621
Repayments of loans payable and other borrowings	(30,383)	(25,319)	(16,511)
Borrowings on revolving credit facility	315,000	350,000	—
Payments on revolving credit facility	(515,000)	(150,000)	—
Borrowings on mortgage warehouse	1,145,799	863,109	838,172
Repayment on mortgage warehouse	(1,152,919)	(851,578)	(917,914)
Proceeds from the issuance of senior notes	950,000	—	—
Repayments on senior notes	(963,252)	—	—
Payment of deferred financing costs	(11,603)	—	—
Payment of contingent consideration	—	(265)	—
Repayment of convertible notes	—	(95,816)	—
Proceeds from stock option exercises	13,238	1,887	5,235
Proceeds from issuance of shares from public offerings	—	767,115	1,111,806
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	(201,775)	—
Repurchase of shares from Former Principal Equityholders	—	(768,125)	(1,114,259)
Repurchase of common stock, net	(157,439)	(138,465)	(4,098)
Payment of taxes related to net share settlement of equity awards	(1,585)	(1,572)	(307)

Contributions to (distributions to) non-controlling interests of consolidated joint ventures, net	4,201	1,347	(292)
Net cash used in financing activities	(377,203)	(219,520)	(76,547)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(3,287)	$(243,644)	$273,691
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	331,859	575,503	301,812
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$328,572	$331,859	$575,503
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(20,129)	$(63,484)	$(96,525)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$94,186	$146,427	$66,685
Change in inventory not owned	$3,926	$12,732	$(3,725)
Change in prepaid expenses and other assets, net due to adoption of ASU 2014-09	$—	$(32,004)	$—
Change in property and equipment, net due to adoption of ASU 2014-09	$—	$32,004	$—
Change in operating lease right of use assets due to adoption of ASU 2016-02	$27,384	$—	$—
Change in operating lease right of use liabilities due to adoption of ASU 2016-02	$30,331	$—	$—
Issuance of common stock in connection with business acquisition	$—	$158,704	$—
Net non-cash distributions from unconsolidated entities	$—	$29,510	$—

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of the Business — Taylor Morrison Home Corporation (referred to herein as “TMHC,” “we,” “our,” “the Company” and “us”), through its subsidiaries, owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of December 31, 2019 we operated in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, South Carolina, and Texas. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. As of December 31, 2019, our homebuilding segments operate under our Taylor Morrison and Darling Homes brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Service, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

On October 2, 2018, we completed the acquisition of (the “AV Homes Acquisition”) of AV Homes, Inc. (“AV Homes”), a homebuilder and land developer of residential communities in Florida, North and South Carolina, Arizona and Texas. As of December 31, 2019, all operations relating to AV Homes have been fully integrated in our business. Refer to Note 3 - Business Combinations for additional detail regarding purchase consideration.

On November 5, 2019, we entered into an agreement to acquire William Lyon Homes, one of the nation's largest homebuilders in the Western United States. William Lyon Homes designs, constructs, markets and sells single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon and Texas. On February 6, 2020, we completed the acquisition of William Lyon Homes. In connection with the acquisition of William Lyon Homes, we paid approximately $95.7 million in cash and issued approximately 31.2 million shares of our Common Stock in aggregate merger consideration. Refer to Footnote 21 - Subsequent Events for additional discussion.

On July 31, 2019, we announced an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation.

Organization of the Business — As a result of the completion of our initial public offering (“IPO”) on April 12, 2013 and a series of transactions pursuant to a Reorganization Agreement dated as of April 9, 2013, TMHC was formed and became the owner and general partner of TMM Holdings II Limited Partnership (“New TMM”), a direct subsidiary. New TMM was formed by a consortium of investors (the “Former Principal Equityholders”). From January 2017 through January 2018, we completed seven public offerings for an aggregate of 80.2 million shares of our Common Stock, using all of the net proceeds therefrom to repurchase our Former Principal Equityholders' indirect interest in TMHC. As a result of the series of offerings and repurchases, the Former Principal Equityholders ownership decreased to zero, resulting in a fully floated public company by January 31, 2018.

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
In connection with the Reorganization and the Contribution Agreement among the Company, Original Taylor Morrison and the holders of Original Taylor Morrison’s Class B common stock (the “Class B Common Stock”) and paired TMM II Units party thereto (the “Paired Interest Holders”), following the consummation of the Reorganization, each Paired Interest Holder contributed its partnership units (“TMM II Units”) of TMM Holdings II Limited Partnership, the principal subsidiary of the Company and Original Taylor Morrison (“TMM II”), and paired shares of the Company’s Class B Common Stock to the Company in exchange (the “Exchange”), on a one-for-one basis, for shares of the Company’s Class A Common Stock (the “

Class A Common Stock”). As a result of the Exchange, TMM II became an indirect wholly owned subsidiary of the Company. All of the Class B shares were cancelled following the Exchange. Therefore, the Company has only one class of common stock outstanding. Subsequently, the Class A Common Stock was renamed the Common Stock, as discussed further in Note 13 - Stockholders’ Equity below. References to "Common Stock" refer to “Class A Common Stock” for dates prior to June 10, 2019.

In addition, in connection with the Reorganization, all assets remaining in our Canadian subsidiary were contributed to a subsidiary in the United States (“Canada Unwind”). As a result, the previously unrecognized accumulated other comprehensive loss on foreign currency translation was recognized. In addition, we recognized non-resident Canadian withholding taxes. Excluding taxes, all costs associated with the corporate reorganization and Canada Unwind are presented as a component of transaction and corporate reorganization expenses on the Consolidated Statement of Operations for the year ended December 31, 2018. Transaction and corporate reorganization expenses also include costs directly related to the AV Homes Acqusition.

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

Non-controlling interests — During the first quarter of 2018, we completed multiple offerings of our Common Stock in registered public offerings and used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our former Class B Common Stock, held by our Former Principal Equityholders. Refer to Note 13- Stockholders' Equity for discussion regarding our equity offering transactions. In addition on October 26, 2018, in connection with our reorganization transactions, all Class B common shares were converted to Class A common shares and subsequently retired. The percentage of the Former Principal Equityholders net income is presented as “Net income attributable to non-controlling interests - Former Principal Equityholders” on the Consolidated Statements of Operations.

Joint Ventures — We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Consolidated Statements of Operations.

Business Combinations — Acquisitions are accounted for in accordance with ASC Topic 805-10, “Business Combinations.” In connection with the AV Homes Acquisition. we determined we obtained control of a business and inputs, processes and outputs in exchange for cash and equity consideration. All material assets and liabilities, including contingent consideration, were measured and recognized at fair value as of the date of the AV Homes Acquisition to reflect the purchase price paid, which resulted in goodwill. Refer to Note 3 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.

We incurred costs as a result of our completed and pending acquisitions. For the year ended December 31, 2019, we recognized an aggregate $10.7 million in fees relating to our acquisitions of William Lyon Homes and AV Homes which primarily consist of legal fees, compensation and other miscellaneous expenses. For the year ended December 31, 2018 we recognized $30.8 million of costs relating to our AV Homes Acquisition which primarily consist of expenses relating to investment banking fees, severance, compensation, and legal fees. Such charges have been recognized in transaction and corporate reorganization expenses on the Consolidated Statements of Operations.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of acquired assets, valuation of goodwill, valuation of development liabilities, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage borrowings. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage receivables, the concentration of debt between any one customer or region is below 50% as of year ended December 31, 2019. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that mortgage and loan borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the mortgaged property or land that was sold to the buyer, and entering into forward commitments to sell our mortgage receivables, generally within 30 days of origination.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2019, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — For the year ended December 31, 2019 and 2018, restricted cash consisted of cash pledged to collateralize mortgage credit lines and cash held in escrow deposits.

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

Adoption of the new standard resulted in the recording on January 1, 2019, of an opening balance of Operating lease right of use assets and Operating lease liabilities of approximately $27.4 million and $30.3 million, respectively. The weighted average discount rate used in determining these operating lease liabilities was 5.795% and the weighted average remaining lease term as of December 31, 2019 was 6.0 years. For the year-ended December 31, 2019, payments on the lease liabilities were approximately $9.4 million. For the twelve months ended December 31, 2019, we recorded lease expense of approximately $9.1 million within General and administrative expenses on our Consolidated Statement of Operations.

The future minimum lease payments required under our leases as of December 31, 2019 are as follows (dollars in thousands):

Years Ending December 31,	Lease Payments
2020	$10,018
2021	8,868
2022	7,891
2023	7,323
2024	5,953
Thereafter	9,906
Total lease payments	$49,959
Less: Interest	$7,642
Present value of lease liabilities	$42,317

Real Estate Inventory — Inventory consists of raw land, land under development, land held for sale, homes under construction, completed homes, and model homes, which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record net realizable value adjustments for land held for sale within Cost of land closings on the Consolidated Statement of Operations.

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

We assess the recoverability of our land inventory in accordance with the provisions of ASC Topic 360, “Property, Plant, and Equipment.” We review our real estate inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for a community, generally, an undiscounted cash flow analysis is prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2019, we recorded $9.4 million of impairment charges in Cost of home closings on the Consolidated Statement of Operations, of which $2.5 million and $6.9 million relate to our East and Central reporting segments, respectively. For the year ended December 31, 2018, we recorded $9.6 million of impairment charges of which $8.5 million and $1.1 million relate to our East and West reporting segments, respectively. For the year ended December 31, 2017 no impairment charges were recorded. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations.

As of December 31, 2019, our assets in Chicago are held for sale and as a result we adjusted the fair value of the assets within this division to the lower of fair value (less costs to sell) or net book value. In addition, we wrote off other components of the operations in accordance with the guidance set forth in Accounting Standards Codification 360 - Property, Plant, and Equipment . Total impacts to the Consolidated Statement of Operations include the following: Cost of home closings impact of $0.7 million, Cost of land closings impact of $9.9 million, Sales, commissions and other marketing costs impact of $0.4 million, General and administrative expenses impact of $1.1 million and Other expense, net impact of $1.2 million. For the years ended December 31, 2018 and 2017, we did not have material fair value adjustments relating to assets reclassified as held for sale. Refer to Note 21 - Subsequent Events for additional discussion relating to the sale of our Chicago assets.

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

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2019	2018
Prepaid expenses	$48,674	$69,917
Other assets	32,812	28,308
Build-to-rent assets	4,029	—
Total prepaid expenses and other assets, net	$85,515	$98,225

Prepaid expenses consist primarily of sales commissions, sales presentation centers and model home costs, such as design fees and furniture, and the unamortized issuance costs for the prior Revolving Credit Facility. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the units to which they relate. The model home and sales presentation centers costs are paid in advance and amortized over the life of the project on a per-unit basis, or a maximum of three years. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs and other deferred costs. Build-to-rent assets consist primarily of land and development costs relating to our projects under construction.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, net, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued. Allowances at December 31, 2019 and 2018 were immaterial.

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

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges related to investments in unconsolidated entities for the years ended December 31, 2019, 2018 or 2017.

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

Depreciation expense was $4.8 million, $4.0 million, and $2.8 million, respectively, for the years ended December 31, 2019, 2018, and 2017 . Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. There was no impairment of goodwill for the years ended December 31, 2019, 2018, and 2017.

For the year ended December 31, 2019, there were no additions to goodwill, however during 2019 we finalized our valuation of the assets and liabilities acquired from the AV Homes Acquisition during the measurement period, which resulted in an immaterial decrease to the preliminary goodwill recorded.

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

Non-controlling Interests — Former Principal Equityholders — Immediately prior to our IPO, as part of the Reorganization, the existing holders of limited partnership interests of TMM Holdings exchanged their limited partnership interests for limited partnership interests of New TMM (“New TMM Units”). For each New TMM Unit received in the exchange, the holders of New TMM Units also received a corresponding number of shares of our former Class B Common Stock. Our former Class B Common Stock had voting rights but no economic rights. One share of Class B Common Stock, together with one New TMM Unit, was exchangeable into one share of our Common Stock in accordance with the terms of the Exchange Agreement, dated as of April 9, 2013, among the Company, New TMM and the holders of Class B Common Stock and New TMM Units.

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

Employee Benefit Plans — We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100% of employees’ voluntary contributions up to 2% of eligible compensation, and 50% for each dollar contributed between 2% and 6% of eligible compensation. We contributed $10.7 million, $9.3 million, and $7.8 million to the 401(k) Plan for the twelve months ended December 31, 2019, 2018, and 2017, respectively.

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

Amenity and other revenue
As a result of the AV Homes Acquisition, we own and operate certain amenities pursuant to recorded mandatory club plans, which require us to provide members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from our members, which are billed on a monthly basis. Revenue from our golf club operations is also included in amenity revenue.

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

Advertising Costs — We expense advertising costs as incurred. For the year ended December 31, 2019, advertising costs were $32.0 million and are included in general and administrative expenses. For the years ended December 31, 2018 and 2017, advertising costs were $30.7 million and $30.9 million, respectively.

Recently Issued Accounting Pronouncements — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us in our fiscal year beginning January 1, 2021. We are currently evaluating the impact of the adoption of ASU 2019-12 on our consolidated financial statements and disclosures.

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 will be effective for us beginning January 1, 2020. We do not believe the adoption of the ASU 2016-13 will have a material impact on our consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

On February 6, 2020, we completed the acquisition of William Lyon Homes. Refer to Note 21- Subsequent Events for additional discussion.

On October 2, 2018, we completed the AV Homes Acquisition. Total purchase consideration of the AV Homes Acquisition was $534.9 million, consisting of three components: (i) cash equal to $280.4 million, (ii) the assumption of convertible notes with a face value of $80.0 million which were converted for $95.8 million in cash, and (iii) the issuance of approximately 8.95 million shares of Common Stock.

In accordance with ASC Topic 805, Business Combinations, all material assets acquired and liabilities assumed from the AV Homes Acquisition on October 2, 2018 were measured and recognized at fair value as of the date of the AV Homes Acquisition to reflect the purchase price paid.

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

During the measurement period, we finalized the allocation of the purchase price with immaterial changes to the preliminary amounts previously disclosed. The following is a summary of the final fair value of assets acquired and liabilities assumed.

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
(3) See Note 9 - Estimated Development Liability.

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the years presented include the results of operations of the AV Homes Acquisition as if it had been completed on January 1, 2017. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of AV Homes for the periods presented.

The unaudited pro forma results for the years presented include adjustments to move transaction costs to January 2017. In addition, the unaudited pro forma results do not give effect to any synergies, operating efficiencies, other costs savings that may result from the AV Homes Acquisition, or other significant non-reoccurring expenses or transactions that do not have a continuing impact. Earnings per share utilizes net income and total weighted average shares of Common Stock. The pro forma amounts are based on available information and certain assumptions that we believe are reasonable.

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

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding equity awards to issue shares of Common Stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands except per share data)	2019	2018	2017
Numerator:
Net income available to TMHC — basic(1)	$254,652	$206,364	$91,220
Net income attributable to non-controlling interest - Former Principal Equityholders	—	3,583	85,000
Loss fully attributable to public holding company	—	540	6,681
Net income — diluted	$254,652	$210,487	$182,901
Denominator:
Weighted average shares — basic	106,997	111,743	62,061
Weighted average shares — non-controlling interest (2)	—	1,935	57,556
Restricted stock units	983	1,117	950
Stock options	309	324	348
Weighted average shares — diluted	108,289	115,119	120,915
Earnings per common share — basic:
Net income available to Taylor Morrison Home Corporation	$2.38	$1.85	$1.47
Earnings per common share — diluted:
Net income available to Taylor Morrison Home Corporation	$2.35	$1.83	$1.47

(1) 2019 and 2018 amounts include impacts of significant and unusual transactions. For the year ended December 31, 2019 we recorded $10.7 million of transaction and corporate reorganization expenses relating to costs associated with our acquisitions, $5.8 million of loss on extinguishment of debt, net and an aggregate of $72.1 million of costs related to our Chicago operations write off, warranty, impairment, and other legal costs associated with such unusual transactions. For the year ended December 31, 2018 we recorded $50.9 million of transaction and corporate reorganization expenses which consisted of $30.8 million acquisition related costs and $20.1 million of costs relating to our Canada Unwind. In addition we recorded an aggregate of $50.1 million of costs related to impacts of warranty, impairment, and other legal costs associated with such unusual transactions for the year ended December 31, 2018. 2017 amounts include impacts of the Tax Act, which was an aggregate $61.0 million expense.
(2)Shares of the former Class B Common Stock had voting rights but did not have economic rights or rights to dividends or distribution on liquidation and therefore were not participating securities. Accordingly, Class B Common Stock is not included in basic earnings per share. In connection with our corporate reorganization (refer to Note 1 - Business), on October 26, 2018, all remaining outstanding shares of Class B Common Stock, together with their corresponding New TMM Units, were exchanged for Common Stock. All outstanding shares of Class B Common Stock were retired following the exchange.

We excluded a total weighted average of 2,394,703, 2,232,647, and 1,655,017 anti-dilutive stock options and unvested restricted stock units (“RSUs”) from the calculations of diluted earnings per share for the years ended December 31, 2019, 2018, and 2017, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2019	2018
Real estate developed or under development	$2,805,506	$2,833,875
Real estate held for development or held for sale (1)	146,471	61,415
Operating communities (2)	899,789	973,985
Capitalized interest	115,593	96,031
Total owned inventory	3,967,359	3,965,306
Real estate not owned under option contracts	19,185	15,259
Total real estate inventory	$3,986,544	$3,980,565
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets. As of December 31, 2019, all inventory relating to our Chicago operations are deemed held for sale and are included in owned inventory on the Consolidated Balance Sheet.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active production of inventory.

The development status of our land inventory is as follows:

	As of December 31,
(Dollars in thousands)	2019		2018
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	13,804	$477,997	9,653	$461,387
Partially developed	13,298	914,689	12,036	756,376
Finished	15,504	1,559,291	21,975	1,677,527
Total	42,606	$2,951,977	43,664	$2,895,290

Land Deposits — As of December 31, 2019 and 2018, we had the right to purchase approximately 4,263 and 4,781 lots under land option purchase contracts, respectively, which represents an aggregate purchase price of $289.7 million and $393.8 million as of December 31, 2019 and 2018, respectively. We do not have title to these properties, and the creditors generally have no recourse against the Company. As of December 31, 2019 and 2018, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable option deposits totaling $39.8 million and $57.9 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest capitalized — beginning of period	$96,031	$90,496	$102,642
Interest incurred	113,301	87,957	82,713
Interest amortized to cost of home closings	(93,739)	(82,422)	(94,859)
Interest capitalized — end of period	$115,593	$96,031	$90,496

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We participate in a number of joint ventures with related and unrelated third parties, with ownership interests up to 50%. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities.

Summarized, combined financial information of unconsolidated entities that are accounted for by the equity method is as follows:

	As of December 31,
(Dollars in thousands)	2019	2018
Assets:
Real estate inventory	$367,225	$508,795
Other assets	132,812	125,436
Total assets	$500,037	$634,231
Liabilities and owners’ equity:
Debt	$178,686	$176,564
Other liabilities	20,490	16,061
Total liabilities	$199,176	$192,625
Owners’ equity:
TMHC	128,759	140,541
Others	172,102	301,075
Total owners’ equity	300,861	441,616
Total liabilities and owners’ equity	$500,037	$634,241

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Revenues	$277,263	$381,274	$330,099
Costs and expenses	(242,044)	(328,565)	(296,838)
Income of unconsolidated entities	$35,219	$52,709	$33,261
TMHC's share in income of unconsolidated entities	$9,509	$13,332	$8,846
Distributions from unconsolidated entities	$34,057	$68,847	$11,048

7. INTANGIBLE ASSETS

At December 31, 2019, the gross carrying amount and accumulated amortization of intangible assets was $14.0 million and $13.4 million, respectively. At December 31, 2018, the gross carrying amount and accumulated amortization was $14.0 million and $12.9 million, respectively.

Amortization of intangible assets is recorded on a straight-line basis over the life of the asset. Amortization expense is recorded in General and administrative expenses on the Consolidated Statement of Operations. During the years ended December 31, 2019, 2018, and 2017 amortization expense was $0.5 million, $1.0 million, and $1.1 million for each year, respectively.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
(Dollars in thousands)	2019	2018
Real estate development costs to complete	$20,598	$16,591
Compensation and employee benefits	95,585	73,955
Self-insurance and warranty reserves	120,048	93,790
Interest payable	23,178	21,385
Property and sales taxes payable	12,537	14,861
Other accruals	53,422	46,104
Total accrued expenses and other liabilities	$325,368	$266,686

Self Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Reserve — beginning of period	$93,790	$51,010	$50,550
Additions to reserves	44,093	51,674	27,561
Costs and claims incurred	(67,554)	(42,433)	(25,698)
Change in estimates to pre-existing reserves (1)	49,719	33,539	(1,403)
Reserve — end of period	$120,048	$93,790	$51,010
(1)Changes in estimates to pre-existing reserves for the years ended December 31, 2019 and 2018 include a $43.1 million and $39.3 million, respectively, charge for construction defect remediation isolated to one specific community in the Central region.  These reserves at December 31, 2019 and 2018 are $36.3 million and $27.6 million, respectively.  The reserve estimate is based on assumptions, including but not limited to, the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves.

9. ESTIMATED DEVELOPMENT LIABILITIES

The estimated development liabilities consist primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. At December 31, 2019 and 2018, these liabilities are based on third-party engineer cost estimate reports which reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

10. DEBT
Total debt consists of the following:

	As of December 31,
	2019			2018
(Dollars in thousands)	Principal	Unamortized Debt Issuance Costs	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.25% Senior Notes due 2021	—	—	—	550,000	(2,695)	547,305
6.625% Senior Notes due 2022	—	—	—	400,000	11,656	411,656
5.875% Senior Notes due 2023	350,000	(1,867)	348,133	350,000	(2,434)	347,566
5.625% Senior Notes due 2024	350,000	(2,244)	347,756	350,000	(2,781)	347,219
5.875% Senior Notes due 2027	500,000	(5,808)	494,192	—	—	—
5.75% Senior Notes due 2028	$450,000	(5,073)	444,927	—	—	—
Senior Notes subtotal	1,650,000	(14,992)	1,635,008	1,650,000	3,746	1,653,746
Loans payable and other borrowings	182,531	—	182,531	225,497	—	225,497
Revolving Credit Facility	—	—	—	—	—	—
364-Day Credit Agreement	—	—	—	200,000	—	200,000
Mortgage warehouse borrowings	123,233	—	123,233	130,353	—	130,353
Total debt	$1,955,764	$(14,992)	$1,940,772	$2,205,850	$3,746	$2,209,596

2021 Senior Notes
Our 5.25% Senior Notes due 2021 (the “2021 Senior Notes”) were redeemed in full on June 20, 2019 using the net proceeds from the issuance of the 2027 Senior Notes (as defined below), together with cash on hand. As a result of the redemption of the 2021 Senior Notes, we recorded a loss on extinguishment of debt, net of $2.2 million, which included the write-off of net unamortized deferred financing fees. See “2027 Senior Notes and Redemption of 2021 Senior Notes” below for additional information regarding the redemption of the 2021 Senior Notes.
2022 Senior Notes
Our 6.625% Senior Notes due 2022 (the “2022 Senior Notes”) were redeemed in full on August 19, 2019 using the net proceeds from the issuance of the 2028 Senior Notes (as defined below). As a result of the redemption of the 2022 Senior Notes, we recorded a loss on extinguishment of debt, net of $3.6 million, inclusive of a prepayment premium of approximately $13.2 million, offset by the write-off of approximately $9.6 million in unamortized debt premium. See “2028 Senior Notes and Redemption of 2022 Senior Notes” below for additional information regarding the redemption of the 2022 Senior Notes.
2023 Senior Notes
On April 16, 2015, we issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 Senior Notes”).
The 2023 Senior Notes mature on April 15, 2023. The 2023 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the "Guarantors"). The 2023 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2023 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions. The indenture governing the 2023 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. We are required to offer to repurchase the 2023 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events where there is a credit downgrade that occurs in connection with the change of control.

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
2024 Senior Notes
On March 5, 2014, we issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”).
The 2024 Senior Notes mature on March 1, 2024. The 2024 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by the same Guarantors that guarantee our other outstanding Senior Notes. The 2024 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2024 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to the other Senior Notes. The indenture governing the 2024 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.
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

The 2027 Senior Notes mature on June 15, 2027. The 2027 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2027 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2027 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to our other Senior Notes. The indenture governing the 2027 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2027 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to March 15, 2027, the 2027 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through March 15, 2027 (plus accrued and unpaid interest). Beginning on March 15, 2027, the 2027 Senior Notes are redeemable at par (plus accrued and unpaid interest).

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

The 2028 Senior Notes mature on January 15, 2028. The 2028 Senior Notes are issued by Taylor Morrison Communities, Inc. and guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2028 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2028 Senior Notes contains covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions similar to our other Senior Notes. The indenture governing the 2028 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2028 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to October 15, 2027, the 2028 Senior Notes are redeemable at a price equal to 100% plus a "make-whole" premium for payments through October 15, 2027 (plus accrued and unpaid interest). Beginning on October 15, 2027, the 2028 Senior Notes are redeemable at par (plus accrued and unpaid interest).

There are no financial maintenance covenants for the 2028 Senior Notes.

Revolving Credit Facility
On February 6, 2020 we terminated our $600.0 million Revolving Credit Facility, writing off $1.7 million of debt issuance costs and entered into an $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024. Refer to Note 21- Subsequent Events for additional discussion.
Our prior $600.0 million Revolving Credit Facility included $1.8 million and $2.7 million of unamortized debt issuance costs as of December 31, 2019 and December 31, 2018, respectively, which are included in prepaid expenses and other assets, net on the consolidated balance sheets. As of December 31, 2019 and December 31, 2018, we had $77.7 million and $62.3 million, respectively, of utilized letters of credit, resulting in $522.3 million and $537.7 million, respectively, of availability under the Revolving Credit Facility.
The prior Revolving Credit Facility contained, and our new Revolving Credit Facility contains, certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.9 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.
The prior Revolving Credit Facility contained, and our new Revolving Credit Facility contains, certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The prior Revolving Credit Facility contained, and our new Revolving Credit Facility contains, customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control. As of December 31, 2019 and 2018, we were in compliance with all of the covenants under the prior Revolving Credit Facility.
364-Day Credit Agreement
On October 2, 2018, we entered into a 364-Day Credit Agreement in respect of a term loan facility under which we borrowed an aggregate principal amount of $200.0 million, to facilitate the AV Homes Acquisition. The 364-Day Credit Agreement matured on October 1, 2019. Utilizing funds borrowed from our prior Revolving Credit Facility and cash on hand, we repaid a total amount, including interest, of $200.5 million.
Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	December 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$25,074	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	$38,481	$85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	$59,678	$100,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Total	$123,233	$230,000

	December 31, 2018
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,484	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,164	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	62,705	100,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Total	$130,353	$230,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2019 and 2018, are collateralized by $190.9 million and $181.9 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $1.6 million, of cash for both periods, which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2019 and 2018 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2019 and 2018.
Future Minimum Principal Payments on Total Debt
Principal maturities of total debt for the year ended December 31, 2019 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2020	$182,870
2021	55,275
2022	11,763
2023	374,477
2024	381,379
Thereafter	950,000
Total debt	$1,955,764

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our prior Revolving Credit Facility and our 364-Day Credit Agreement approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2019, when compared to December 31, 2018.

The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2019		As of December 31, 2018
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$190,880	$190,880	$181,897	$181,897
Derivative assets, net	2	1,932	1,932	1,099	1,099
Mortgage borrowings	2	123,233	123,233	130,353	130,353
Loans payable and other borrowings	2	182,531	182,531	225,497	225,497
5.25% Senior Notes due 2021 (1)	2	—	—	547,304	544,500
6.625% Senior Notes due 2022(1)	2	—	—	411,656	400,520
5.875% Senior Notes due 2023 (1)	2	348,133	378,669	347,566	337,750
5.625% Senior Notes due 2024 (1)	2	347,756	379,453	347,219	332,500
5.875% Senior Notes due 2027 (1)	2	494,192	548,870	—	—
5.75% Senior Notes due 2028 (1)	2	444,927	491,913	—	—
Revolving Credit Facility (2)	2	—	—	—	—
364-Day Credit Agreement(3)	2	—	—	200,000	200,000
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs or bond premium. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
(2) At December 31, 2019 and 2018, we had no borrowings outstanding on our prior Revolving Credit Facility.
(3) 364-Day Credit Agreement was entered into on October 2, 2018 to facilitate the Acquisition and paid off on the maturity date of October 1, 2019.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2019	2018
Inventories	3	$16,509	$5,545

As of December 31, 2019, the fair value of our Chicago assets held for sale and active inventories are $25.1 million, which is excluded from the value in the table presented above.
12. INCOME TAXES

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Domestic	$67,358	$37,731	$173,541
Foreign	—	25,305	5,465
Total income tax provision	$67,358	$63,036	$179,006
Current:
Federal	$54,372	$(10,568)	$73,974
State	9,839	4,104	9,379
Foreign	—	25,482	7,169
Current tax provision	$64,211	$19,018	$90,522
Deferred:
Federal	$(1,811)	$40,037	$95,243
State	4,958	4,158	(5,055)
Foreign	—	(177)	(1,704)
Deferred tax provision	$3,147	$44,018	$88,484
Total income tax provision	$67,358	$63,036	$179,006

The components of income before income taxes are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Domestic	$322,272	$271,017	$323,359
Foreign	—	2,499	32,297
Income before income taxes	$322,272	$273,516	$355,656

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	35.0%
State income taxes (net of federal benefit)	3.9	4.4	3.2
Foreign income taxed at a different rate	—	0.5	(0.8)
Domestic manufacturing deduction	—	—	(2.1)
Uncertain tax positions	(0.2)	(2.9)	1.1
State net operating loss adjustment	—	—	(2.1)
Deferred tax adjustments	0.2	—	(1.1)
Energy tax credits	(4.6)	(1.7)	(0.9)
Subpart F dividend	—	1.7	—
Corporate reorganization/Canada unwind	—	9.3	—
Foreign tax credit	—	(2.4)	—
Disallowed compensation expense	0.3	(0.1)	0.2
Tax reform	—	(6.9)	17.1
Other	0.3	0.1	0.7
Effective Rate	20.9%	23.0%	50.3%

The effective tax rate for the year ended December 31, 2019 was favorably impacted by legislation enacted during the fourth quarter which reinstated an income tax credit under Section 45L of the Internal Revenue Code for building energy efficient homes. The credit, which had expired for homes built through the end 2017, allows for energy credits retroactively to home closings from 2018 and forward through 2020. Our effective tax rate for the year ended December 31, 2019 includes our provisional estimate of the energy credits we expect to obtain related to homes closed during 2018 and 2019.

The effective tax rate for the year ended December 31, 2018 included the tax impact from our holding company reorganization which we implemented on October 26, 2018 in order to simplify our capital and tax structure and increase our operational flexibility. As part of the reorganization, we paid a liquidating distribution from our Canadian subsidiary, which caused the imposition of Canadian withholding taxes. The tax impact of the reorganization shown in the rate reconciliation above was partially offset by the utilization of foreign tax credits in the United States. In addition, the reorganization triggered a capital loss carryforward which is not expected to be realized. The impact of the Canadian withholding tax, capital loss carryforward and offsetting valuation allowance are reported on the Corporate reorganization/Canada unwind line in the rate reconciliation above.

The effective tax rate for the years ended December 31, 2018 and 2017 includes the impact from the Tax Act which made comprehensive reforms to the United States tax code including a decrease to the corporate statutory tax rate from 35% to 21%, and a one-time mandatory deemed repatriation tax of foreign earnings at a reduced rate that may be payable over eight years. The impact of the Tax Act is reported on the Tax Reform line in the rate reconciliation above and includes the impacts from the write-down of our deferred tax assets to reflect the newly enacted U.S. federal tax rate and the deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015. The impact to the effective tax rate for these items consisted of our provisional estimates of the impact for the year ending December 31, 2017 and our final accounting for the effects of the Tax Act for the years ending December 31, 2018.
We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2019 and 2018, consisted of timing differences related to real estate inventory impairments, expense accruals and reserves, provisions for liabilities, and net operating loss carryforwards. A summary of these components for the years ending December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2019		2018
Deferred tax assets:
Real estate inventory	$22,232		$24,804
Accruals and reserves	39,029		28,556
Other	15,827		20,612
Net operating losses (1)	69,815	(1)	77,558
Capital loss carryforward	35,340		35,340
Total deferred tax assets	$182,243		$186,870
Deferred tax liabilities:
Real estate inventory, intangibles, other	(6,437)		(6,454)
Foreign exchange	—		—
Valuation allowance	(35,340)		(35,340)
Total net deferred tax assets	$140,466		$145,076
(1) A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from two acquisitions: 1) the 2011 acquisition of the Company by our former Principal Equityholders and 2) the 2018 acquisition of AV Homes. Both acquisitions were deemed to be a change in control as defined by Section 382.

On December 31, 2019 and 2018, we had a valuation allowance of $35.3 million against net deferred tax assets. The valuation allowance is the result of the 2018 corporate reorganization which triggered a capital loss carryforward which is not expected to be realized. We have approximately $232.6 million in available gross federal NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for a period of 20 years and begin to expire in 2027. State NOL carryforwards may be used to offset future taxable income for a period of 20 years, and begin to expire in 2026. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is more likely than not based on the technical merits of the position that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the morelikely-than-not recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ending December 31,
(Dollars in thousands)	2019	2018	2017
Beginning of the period	$7,391	$12,936	$7,773
Increases of current year items	—	—	—
Increases from current year acquisitions	—	4,216	—
Increases of prior year items	15	475	5,163
Settlement with tax authorities	(977)	(9,818)	—
Decreased for tax positions of prior years	(76)	—	—
Decreased due to statute of limitations	(195)	(418)	—
End of the period	$6,158	$7,391	$12,936

The decrease in unrecognized tax benefits for the year ending December 31, 2019 was primarily the result of the completion of a state audit related to tax returns filed in prior years. If the unrecognized tax benefits as of December 31, 2019 were to be recognized, approximately $4.9 million would impact the effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest. These amounts are included in income taxes payable and as a reduction to deferred tax assets in the accompanying Consolidated Balance Sheets at December 31, 2019  and December 31, 2018.

We recognized potential penalties and interest expense on our uncertain tax positions of $0.6 million, $0.7 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017 respectively, which are included in income tax provision in the accompanying Consolidated Statements of Operations and income taxes payable in the accompanying Consolidated Balance Sheets.
We currently are under no active examinations by our major taxing authorities. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2015 through 2019.

13. STOCKHOLDERS’ EQUITY

Capital Stock

On October 26, 2018, as a result of a holding company reorganization and related transactions each share of the Company's former Class B Common Stock, and paired partnership units of TMM Holdings II Limited Partnership were exchanged on a one-for-one basis for shares of Class A Common Stock. Following this exchange, all of the shares of Class B Common Stock were canceled, and the Company had only one class of common stock outstanding. On May 29, 2019, the Company's stockholders approved the amendment and restatement of the Company's certificate of incorporation to (i) delete provisions no longer applicable following the cancellation of all outstanding shares of the former Class B Common Stock; and (ii) to rename the Company's Class A Common Stock as "Common Stock, par value $0.00001 per share." Following this amendment and restatement, under the Company's certificate of incorporation, its authorized capital stock consists of 400,000,000 shares of Common Stock, par value $0.00001 per share, and 50,000,000 shares of preferred stock, par value $0.00001 per share.

References to "Common Stock" refer to "Class A Common Stock" for dates prior to June 10, 2019.

Stock Repurchase Program

On March 11, 2019, we announced that our Board of Directors authorized the repurchase of up to $100 million of Common Stock through December 31, 2019 in the open market purchases, privately negotiated transactions or other transactions. During the years ended December 31, 2019 and 2018, we repurchased 8,389,348 and 8,504,827 shares of Common Stock, respectively, under the Company's stock repurchase program. As of December 31, 2019, we have fully utilized the authorization and currently do not have additional authorization for stock repurchases.

The following table summarizes share repurchase activity for the program for the year ended December 31, 2019:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Amount available for repurchase — beginning of period	$57,437	$95,902
Additional amount authorized for repurchase	100,000	100,000
Amount repurchased	(157,437)	(138,465)
Amount available for repurchase — end of period	$—	$57,437

14. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, restricted stock units ("RSUs"), and other equity-based awards deliverable in shares of our Common Stock. As of December 31, 2019 we had an aggregate of 6,971,796 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations (in thousands):

(Dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Restricted stock units (RSUs) (1) (2)	$10,989	$17,130	$6,487
Stock options	3,774	3,994	4,504
New TMM Units (3)	—	—	596
Total stock compensation	$14,763	$21,124	$11,587

(1)	Includes compensation expense related to time-based restricted stock units and performance-based restricted stock units.

(2)	Stock-based compensation expense in 2018 includes approximately $6.5 million of expense recognized for the acceleration of equity awards as part of the acquisition of AV Homes.

(3)	As of December 31, 2017, all new TMM units were vested, and there was no further expense associated with them.

At December 31, 2019, 2018, and 2017, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $20.8 million, $20.4 million, and $19.8 million, respectively.

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

The following table summarizes stock option activity for the Plan for each year presented:

	Year Ended December 31,
	2019		2018		2017
	Number of Options	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price
Outstanding, beginning	3,239,995	$18.87	2,854,213	$17.50	2,431,347	$17.09
Granted	997,924	18.15	726,473	23.86	792,054	19.06
Exercised	(765,781)	17.29	(118,992)	15.85	(288,808)	18.13
Cancelled/forfeited	(132,894)	19.86	(221,699)	18.71	(80,380)	18.64
Balance, ending	3,339,244	$18.98	3,239,995	$18.87	2,854,213	$17.50
Options exercisable, at December 31	1,400,974	$19.09	1,537,977	$18.80	906,583	$19.62

	As of December 31,
(Dollars in thousands)	2019	2018	2017
Unamortized value of unvested stock options (net of estimated forfeitures)	$6,759	$6,470	$6,749
Weighted-average period (in years) that expense is expected to be recognized	2.5	2.5	2.4
Weighted-average remaining contractual life (in years) for options outstanding	6.9	6.9	7.5
Weighted-average remaining contractual life (in years) for options exercisable	5.1	5.6	6.1

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

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	—%	—%	—%
Expected volatility	19.33%	21.31%	24.37%
Risk-free interest rate	2.49%	2.68%	2.12%
Expected term (in years)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$4.69	$6.68	$5.56

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2019, 2018, and 2017:

	As of December 31,
(Dollars in thousands)	2019	2018	2017
Aggregate intrinsic value of options outstanding	$10,935	$3,432	$19,891
Aggregate intrinsic value of options exercisable	$4,283	$1,540	$4,400

The aggregate intrinsic value is based on the market price of our Common Stock on December 31, 2019, the last trading day in December 2019, which was $21.86, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2019.

Performance-Based Restricted Stock Units – We issued performance-based restricted stock units ("PRSUs") to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Common Stock. The number of shares that may be issued in settlement of the PRSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning	1,155,723	1,190,740	824,217
Granted	416,874	338,472	392,404
Vested	(511,984)	(61,343)	—
Forfeited	(61,974)	(312,146)	(25,881)
Balance, ending	998,639	1,155,723	1,190,740

	Year Ended December 31,
(Dollars in thousands):	2019	2018	2017
PRSU expense recognized	$5,866	$5,779	$3,257
Unamortized value of PRSUs	$7,912	$7,501	$6,756
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.8

Non-Performance-Based Restricted Stock Units — Our non-performance-based RSUs consist of shares of our Common Stock that have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally vest ratably over a three to four year period, based on the grant date. Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2019		2018		2017
(Dollars in thousands except per share data):	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	769,641	$16.73	698,819	$15.65	534,484	$14.01
Granted	299,481	18.42	333,397	20.35	257,182	19.48
Vested	(320,701)	15.25	(181,904)	13.01	(75,315)	17.43
Forfeited	(38,667)	16.91	(80,671)	16.90	(17,532)	14.10
Balance, ending	709,754	$18.11	769,641	$16.73	698,819	$15.65

	Year Ended December 31,
(Dollars in thousands):	2019	2018	2017
RSU expense recognized	$5,123	$4,854	$3,148
Unamortized value of RSUs	$6,176	$6,435	$6,261
Weighted-average period expense is expected to be recognized (in years)	1.7	1.9	2.5

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
Pursuant to the Reorganization Transactions, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock was exchangeable for one share of Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of December 31, 2018 and 2017 are shown in the table below. All shares of Class B Common Stock were exchanged for Common Stock as of December 31, 2018.

	Year Ended December 31,
	2018		2017
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding, beginning	883,921	$5.24	1,146,357	$5.58
Exchanges (1)	(883,921)	5.24	(260,389)	6.72
Forfeited (2)	—	—	(2,047)	8.52
Balance, ending	—	$—	883,921	$5.24
Unvested TMM Units included in ending balance (3)	—	$—	—	$—

(1)	Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Common Stock.

(2)
Awards forfeited during the period represent the unvested portion of New TMM Unit awards for employees who have terminated employment with the Company and for which the New TMM Unit and the corresponding Class B Share have been canceled.

(3)	All New TMM units vested as of December 31, 2017.

15. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us or one or more of the Former Principal Equityholders. For the year ended December 31, 2019, we engaged in a stock repurchase of 2.1 million shares of Class A Common Stock, totaling $43.7 million, from one of our former principal equityholders, TPG Advisors VI, Inc.

For the years ended December 31, 2018 and 2017, we engaged in multiple equity offering transactions with our Former Principal Equityholders. We used all of the net proceeds from these public offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by TPG and Oaktree. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the consolidated balance sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock that we purchased was equal to the number of shares of Common Stock sold in the public offerings. The following is a summary of the completed sales of our Common Stock in registered public offerings for the years ended December 31, 2018 and 2017:

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
February 6, 2017	11,500	$18.2875
March 27, 2017	10,000	20.7800
May 5, 2017	10,000	23.1200
June 27, 2017	10,000	23.3000
November 13, 2017	10,000	22.9500
January 8, 2018	11,000	26.0500
January 17, 2018 (1)	19,207	27.1400
(1) The January 17, 2018 offering consisted of 17.7 million shares of Common Stock offered by the Company and 1.5 million shares offered directly by TPG.

For the year ended December 31, 2017, we entered into a contract to purchase 140 home lots in Tustin, California for a total purchase price of $30.0 million from Intracorp Companies, which is owned and controlled by a member of the Board of Directors. We also completed the purchase of 112 acres of land in South Carolina for $10.5 million. The land was purchased from IOTA Doby Bridge, LLC which is managed and partly owned by Gibralter Capital and Asset Management, LLC, a fund managed by one of our Former Principal Equityholders.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the components of accumulated other comprehensive income (loss):

	Year Ended December 31, 2019
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,001	$—	$—	$2,001
Other comprehensive loss before reclassifications	(1,117)	—	—	(1,117)
Other comprehensive loss net of tax	$(1,117)	$—	$—	$(1,117)
Balance, end of period	$884	$—	$—	$884

	Year Ended December 31, 2018
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,082	$(45,205)	$25,155	$(17,968)
Other comprehensive loss before reclassifications	(81)	—	—	(81)
Foreign currency translation(1)		20,050		20,050
Other comprehensive loss net of tax	$(81)	$20,050	$—	$19,969
Gross amounts reclassified within accumulated other comprehensive income	—	25,155	(25,155)	—
Balance, end of period	$2,001	$—	$—	$2,001

(1) In connection with the holding company reorganization on October 26, 2018 and through a series of transactions, all remaining assets in our Canadian subsidiary were contributed to a subsidiary in the United States, resulting in a foreign currency translation adjustment.

	Year Ended December 31, 2017
(Dollars in thousands)	Total Post- Retirement Benefits Adjustments	Foreign Currency Translation Adjustments	Non-controlling Interest in Principal Equityholders	Total
Balance, beginning of period	$2,061	$(79,927)	$59,877	$(17,989)
Other comprehensive income before reclassifications	21	—	—	21
Other comprehensive income net of tax	$21	$—	$—	$21
Gross amounts reclassified within accumulated other comprehensive income	—	34,722	(34,722)	—
Balance, end of period	$2,082	$(45,205)	$25,155	$(17,968)

Reclassifications for the amortization of the employee retirement plans are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

17. OPERATING AND REPORTING SEGMENTS

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Chicago, Jacksonville, Orlando, Raleigh, Southwest Florida, and Tampa
Central	Austin, Dallas, Denver and Houston
West	Bay Area, Phoenix, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows:

	Year Ended December 31, 2019
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,950,742	$1,334,389	$1,384,113	$92,815	$—	$4,762,059

Gross margin	$307,893	$187,957	$286,511	$41,729	$—	$824,090
Selling, general and administrative expense	(168,928)	(121,962)	(94,609)	—	(104,772)	(490,271)
Equity in income of unconsolidated entities	—	(215)	3,562	6,021	141	9,509
Interest and other expense, net(1)	(5,545)	(1,024)	(3,273)	—	(11,214)	(21,056)
Income before income taxes	$133,420	$64,756	$192,191	$47,750	$(115,845)	$322,272
(1) Interest and other expense, net includes loss on extinguishment of debt.

	Year Ended December 31, 2018
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,666,423	$1,139,622	$1,353,590	$67,758	$—	$4,227,393

Gross margin	$281,306	$161,323	$269,276	$26,289	$(1)	$738,193
Selling, general and administrative expense	(138,720)	(104,295)	(82,940)	—	(90,988)	(416,943)
Equity in income of unconsolidated entities	464	876	6,450	5,316	226	13,332
Interest and other expense, net	(5,615)	(3,259)	(526)	—	(51,666)	(61,066)
Income before income taxes	$137,435	$54,645	$192,260	$31,605	$(142,429)	$273,516

	Year Ended December 31, 2017
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,383,864	$1,112,984	$1,319,306	$69,136	$—	$3,885,290

Gross margin	$284,722	$206,386	$220,337	$27,484	$—	$738,929
Selling, general and administrative expense	(122,218)	(105,945)	(79,223)	—	(83,054)	(390,440)
Equity in income of unconsolidated entities	213	1,246	1,422	5,965	—	8,846
Interest and other (expense)/income, net	(314)	360	(190)	—	(1,535)	(1,679)
Income before income taxes	$162,403	$102,047	$142,346	$33,449	$(84,589)	$355,656

	As of December 31, 2019
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,841,904	$965,039	$1,219,411	$—	$—	$4,026,354
Investments in unconsolidated entities	—	37,506	86,996	4,015	242	128,759
Other assets	165,777	121,724	60,060	257,760	485,252	1,090,573
Total assets	$2,007,681	$1,124,269	$1,366,467	$261,775	$485,494	$5,245,686

	As of December 31, 2018
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,862,756	$1,011,659	$1,164,079	$—	$—	$4,038,494
Investments in unconsolidated entities	—	35,476	100,693	4,015	357	140,541
Other assets	162,339	118,187	55,433	236,291	513,156	1,085,406
Total assets	$2,025,095	$1,165,322	$1,320,205	$240,306	$513,513	$5,264,441

	As of December 31, 2017
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,150,918	$818,431	$1,039,655	$—	$—	$3,009,004
Investments in unconsolidated entities	29,316	32,874	126,559	3,615	—	192,364
Other assets	85,753	124,593	53,492	225,641	635,046	1,124,525
Total assets	$1,265,987	$975,898	$1,219,706	$229,256	$635,046	$4,325,893

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results are as follows(1):

(Dollars in thousands except per share data)	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019
Total revenues	$925,092	$1,265,426	$1,105,105	$1,466,436
Gross margin	172,040	233,774	211,074	207,202
Income before income taxes	68,072	110,019	90,421	53,760
Net income before allocation to non-controlling interests	51,281	81,888	67,036	54,709
Net income available to Taylor Morrison Home Corporation	51,131	81,851	67,012	54,658
Basic earnings per share	$0.46	$0.77	$0.64	$0.52
Diluted earnings per share	$0.46	$0.76	$0.63	$0.51

(Dollars in thousands except per share data)	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total revenues	$752,333	$980,828	$1,036,379	$1,457,853
Gross margin	143,102	178,711	198,999	217,381
Income before income taxes	59,238	79,285	100,865	34,128
Net income before allocation to non-controlling interests	47,532	59,292	94,441	9,215
Net income available to Taylor Morrison Home Corporation	44,933	58,678	93,568	9,055
Basic earnings per share	$0.42	$0.53	$0.84	$0.08
Diluted earnings per share	$0.41	$0.52	$0.83	$0.08

(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the accompanying consolidated statements of operations due to rounding.

19. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $623.3 million and $397.2 million as of December 31, 2019 and 2018, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2019 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of its business. We have a number of land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2019 and 2018, we had the right to purchase approximately 4,263 and 4,781 lots under land option and land purchase contracts, respectively, which represents an aggregate purchase price of $289.7 million and $393.8 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, we had $39.8 million and $57.9 million in land deposits related to land options and land purchase contracts, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2019 and 2018, our legal accruals were $12.7 million and $5.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

20. MORTGAGE HEDGING ACTIVITIES

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	December 31, 2019		December 31, 2018
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$2,099	$86,434	$1,838	$75,090
MBSs	(167)	158,000	(739)	118,000
Total	$1,932		$1,099

Total commitments to originate loans approximated $94.5 million and $83.4 million for the years ended December 31, 2019 and 2018, respectively. This amount represents the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

21. SUBSEQUENT EVENTS

As of January 31, 2020, we completed the sale of our operations in Chicago to a third party homebuilder for $16.0 million. We recorded impairment and other losses of $13.2 million in December 2019 related to the sale.

On February 6, 2020, we terminated our $600.0 million prior Revolving Credit Facility and entered into an $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024. The unamortized debt issuance costs of $1.7 million relating to the $600.0 million Revolving Credit Facility were written off subsequent to December 31, 2019.

The $800.0 million Revolving Credit Facility contains certain financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $1.0 billion. As of February 19, 2020, we have $210.0 million of borrowings outstanding under the $800.0 million Revolving Credit Facility.
On February 6, 2020, we completed the acquisition of William Lyon Homes. Total consideration includes approximately $95.7 million in cash and issued approximately 31.2 million shares of our Common Stock. We acquired all of William Lyon Homes' debt, including senior notes with a principal amount of approximately $1.1 billion. In connection with the acquisition, we satisfied and discharged all $50.0 million of William Lyon Homes, Inc.’s 7.00% senior notes due 2022 using cash on hand and borrowings from our $800.0 million Revolving Credit Facility.
In connection with our acquisition of William Lyon Homes, Taylor Morrison Communities, Inc. offered to exchange (the “Exchange Offers”) any and all outstanding notes (the “William Lyon Notes”) of three series issued by California Lyon for up to $1.1 billion aggregate principal amount of new notes to be issued by Taylor Morrison Communities, Inc. The Exchange Offers expired on February 6, 2020 and were settled on February 10, 2020. All validly tendered and not validly withdrawn William Lyon Notes were accepted for exchange.

In connection with the settlement of the Exchange Offers, on February 10, 2020, Taylor Morrison Communities, Inc. completed the issuance of $324,004,000 aggregate principal amount of 6.00% Senior Notes due 2023, $428,410,000 aggregate principal amount of 5.875% Senior Notes due 2025 and $290,400,000 aggregate principal amount of 6.625% Senior Notes due 2027.
Pursuant to the Exchange Offers, all validly tendered and not validly withdrawn William Lyon Notes were accepted for exchange and such William Lyon Notes were retired, canceled and not reissued. Following such cancellation, $25,996,000 aggregate principal amount of 6.00% Senior Notes due 2023 of California Lyon, $8,476,000 aggregate principal amount of 5.875% Senior Notes due 2025 of California Lyon and $9,600,000 aggregate principal amount of 6.625% Senior Notes due 2027 of California Lyon remain outstanding.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2019. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

(b) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements.
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
February 19, 2020

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2020 Annual Meeting Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 31, 2017, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,047,637	(2)	$18.98	(3)	6,971,796	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)	Equity compensation plans approved by security holders covers the Equity Plan. The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.

(2)
Column (a) includes 1,708,393 shares of our Common Stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs”), and outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs and DSUs, such equity awards are not included in the weighted-average exercise price calculation in column (b).

(3)
The weighted average exercise price in column (b) relates only to outstanding stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received for no consideration and does not include shares of Common Stock credited to the deferred compensation accounts of certain non-employee directors at fair market value in lieu of compensation at the election of such directors.

(4)	A total of 14,178,459 shares of our Common Stock have been authorized for issuance pursuant to the terms of the Equity Plan.

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

2.3**
Agreement and Plan of Merger, dated November 5, 2019, by and among Taylor Morrison, Merger Sub and William Lyon Homes (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Registration Statement on Form S-4 (File No. 333-235410), and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 30, 2019, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).
3.4	Amendment to the Amended and Restated By-laws (included as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).
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

4.3
Indenture, dated as of April 16, 2015, relating to Taylor Morrison Communities, Inc.’s and Taylor Morrison Holdings II, Inc.'s 5.875% Senior Notes due 2023, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 7, 2015, and incorporated herein by reference).

4.4
Indenture, dated as of June 5, 2019, relating to Taylor Morrison Communities, Inc.’s 5.875% Senior Notes due 2027, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 1, 2019, and incorporated herein by reference).

4.5
Indenture, dated as of August 1, 2019, relating to Taylor Morrison Communities, Inc.'s 5.75% Senior Notes due 2028, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed October 30, 2019, and incorporated herein by reference).

4.6
Indenture, dated as of February 10, 2020, relating to Taylor Morrison Communities, Inc.’s 6.00% Senior Notes due 2023, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.7
Indenture, dated as of February 10, 2020, relating to Taylor Morrison Communities, Inc.’s 5.875% Senior Notes due 2025, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.8
Indenture, dated as of February 10, 2020, relating to Taylor Morrison Communities, Inc.’s 6.625% Senior Notes due 2027, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.9
Eighth Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of March 5, 2014, among Taylor Morrison Communities, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.4 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.10
Fifth Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of April 16, 2015, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.5 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.11
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of June 5, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.12
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of August 1, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.7 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.13
Indenture, dated as of March 9, 2018, relating to William Lyon Homes, Inc.’s 6.00% Senior Notes due 2023, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on March 15, 2018, and incorporated herein by reference).

4.14
Indenture, dated as of January 31, 2017, relating to William Lyon Homes, Inc.’s 5.875% Senior Notes due 2025, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on January 31, 2017, and incorporated herein by reference).

4.15
Indenture, dated as of July 9, 2019, relating to William Lyon Homes, Inc.’s 6.625% Senior Notes due 2027, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on July 9, 2019, and incorporated herein by reference).

4.16
Second Supplemental Indenture, dated December 18, 2019, to the Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the guarantors from time to time party thereto, and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on December 19, 2019, and incorporated herein by reference).

4.17
Second Supplemental Indenture, dated December 18, 2019, to the Indenture, dated as of January 31, 2017, among William Lyon Homes, Inc., the guarantors from time to time party thereto, and U.S. Bank National Association, as trustee (included as Exhibit 4.2 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on December 19, 2019, and incorporated herein by reference).

4.18
First Supplemental Indenture, dated December 18, 2019, to the Indenture, dated as of July 9, 2019, among William Lyon Homes, Inc., the guarantors from time to time party thereto, and U.S. Bank National Association, as trustee (included as Exhibit 4.3 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on December 19, 2019, and incorporated herein by reference).

4.19
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-A12B/A, filed on June 10, 2019, and incorporated herein by reference).

4.20*	Description of Registrant's Securities.
10.1
Reorganization Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.2†
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

10.4†
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

10.6†
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

10.8†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.9†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.10†
Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation's Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference.

10.11†
2015 Non-Employee Director Deferred Compensation Plan (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.11(a)†
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

10.13†
Form of Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.14†
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

10.15†
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

10.16
Voting Agreement, dated November 5, 2019, by and between Taylor Morrison Home Corporation, William H. Lyon, Lyon Shareholder 2012, LLC and The William Harwell Lyon Separate Property Trust (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on November 7, 2019, and incorporated herein by reference).

10.17
Credit Agreement, dated as of February 6, 2020, among the Borrower, Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., each lender from time to time party thereto and Citibank N.A., as administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2020, and incorporated herein by reference).

10.18	Warrant dated February 6, 2020 (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2020, and incorporated herein by reference).
21.1*	Subsidiaries of Taylor Morrison Home Corporation
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

DATE: February 19, 2020

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

Signature	Title	Date

/s/ Jeffry L. Flake	Director	February 19, 2020
Jeffry L. Flake

/s/ Gary H. Hunt	Director	February 19, 2020
Gary H. Hunt

/s/ Peter Lane	Director	February 19, 2020
Peter Lane

/s/ William H. Lyon	Director	February 19, 2020
William H. Lyon

/s/ David Merritt	Director	February 19, 2020
David Merritt

/s/ Anne L. Mariucci	Director	February 19, 2020
Anne L. Mariucci

/s/ Andrea Owen	Director	February 19, 2020
Andrea Owen

/s/ Denise Warren	Director	February 19, 2020
Denise Warren