Form 10-Q
period 2020-03-31
Taylor Morrison Home Corp
filed 2020-05-11
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2020
Common stock, $0.00001 par value	129,599,966

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts, unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$507,761	$326,437
Restricted cash	3,671	2,135
Total cash, cash equivalents, and restricted cash	511,432	328,572
Owned inventory	5,706,335	3,967,359
Real estate not owned	186,885	19,185
Total real estate inventory	5,893,220	3,986,544
Land deposits	167,029	39,810
Mortgage loans held for sale	208,231	190,880
Derivative assets	8,711	2,099
Lease right of use assets	73,790	36,663
Prepaid expenses and other assets, net	177,372	85,515
Other receivables, net	115,119	70,447
Investments in unconsolidated entities	127,367	128,759
Deferred tax assets, net	268,693	140,466
Property and equipment, net	98,798	85,866
Intangible assets, net	531	637
Goodwill	612,079	149,428
Total assets	$8,262,372	$5,245,686
Liabilities
Accounts payable	$230,312	$164,580
Accrued expenses and other liabilities	398,186	325,368
Lease liabilities	79,724	42,317
Income taxes payable	3,127	3,719
Customer deposits	204,336	167,328
Estimated development liability	36,393	36,705
Senior notes, net	2,762,075	1,635,008
Loans payable and other borrowings	299,184	182,531
Revolving credit facility borrowings	485,000	—
Mortgage warehouse borrowings	154,109	123,233
Liabilities attributable to real estate not owned	186,885	19,185
Total liabilities	4,839,331	2,699,974
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Total stockholders’ equity	3,423,041	2,545,712
Total liabilities and stockholders’ equity	$8,262,372	$5,245,686

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2020	2019
Home closings revenue, net	$1,264,640	$899,881
Land closings revenue	22,939	4,113
Financial services revenue	28,039	16,044
Amenity and other revenue	30,081	5,054
Total revenue	1,345,699	925,092
Cost of home closings	1,070,503	735,797
Cost of land closings	27,132	2,692
Financial services expenses	20,647	10,721
Amenity and other expenses	29,661	3,842
Total cost of revenue	1,147,943	753,052
Gross margin	197,756	172,040
Sales, commissions and other marketing costs	86,327	67,429
General and administrative expenses	50,526	36,454
Equity in income of unconsolidated entities	(2,426)	(2,319)
Interest income, net	(560)	(333)
Other expense/(income), net	6,290	(1,392)
Transaction expenses	86,374	4,129
(Loss)/income before income taxes	(28,775)	68,072
Income tax provision	781	16,791
Net (loss/)income before allocation to non-controlling interests	(29,556)	51,281
Net income attributable to non-controlling interests — joint ventures	(1,875)	(150)
Net (loss)/income available to Taylor Morrison Home Corporation	$(31,431)	$51,131
(Loss)/earnings per common share
Basic	$(0.26)	$0.46
Diluted	$(0.26)	$0.46
Weighted average number of shares of common stock:
Basic	121,908	110,512
Diluted	121,908	111,668

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
(Loss)/income before non-controlling interests, net of tax	$(29,556)	$51,281
Post-retirement benefits adjustments, net of tax	(13)	(284)
Comprehensive (loss)/income	(29,569)	50,997
Comprehensive loss attributable to non-controlling interests — joint ventures	(1,875)	(150)
Comprehensive (loss)/income available to Taylor Morrison Home Corporation	$(31,444)	$50,847

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net (loss)/income	—	—	—	—	—	(31,431)	—	1,875	(29,556)
Other comprehensive income	—	—	—	—	—	—	(13)	—	(13)
Exercise of stock options	250,149	—	4,548	—	—	—	—	—	4,548
Issuance of restricted stock units, net of shares withheld for tax	602,418	—	(7,075)	—	—	—	—	—	(7,075)
Issuance of restricted stock units and warrants in connection with business combinations	28,327,290	—	849,920	—	—	—	—	—	849,920
Repurchase of common stock	(5,436,479)	—	—	5,436,479	(90,163)	—	—	—	(90,163)
Stock compensation expense	—	—	11,896	—	—	—	—	—	11,896
Stock compensation expense related to WLH acquisition			5,107						5,107
WLH equity award accelerations due to change in control			8,421						8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	6,735	6,735
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	117,509	117,509
Balance – March 31, 2020	129,594,663	$1	$2,970,812	25,379,911	$(433,687)	$750,919	$871	$134,125	$3,423,041

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended March 31, 2019

	Common Stock
	Class A		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2018	112,965,856	$1	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$2,418,735
Net income	—	—	—	—	—	51,131	—	150	51,281
Other comprehensive loss	—	—	—	—	—	—	284	—	284
Exercise of stock options	3,176	—	39	—	—	—	—	—	39
Issuance of restricted stock units, net of shares withheld for tax	474,567	—	(1,493)	—	—	—	—	—	(1,493)
Exchange of B shares from public offerings	—	—	3,417	—	—	—	—	—	3,417
Repurchase of common stock	(4,376,879)	—	—	4,376,879	(77,839)	—	—	—	(77,839)
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(17)	(17)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	905	905
Balance – March 31, 2019	109,066,720	$1	$2,073,542	15,930,963	$(263,926)	$578,829	$2,285	$4,581	$2,395,312
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income before allocation to non-controlling interests	$(29,556)	$51,281
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(2,426)	(2,319)
Stock compensation expense	17,002	3,417
Distributions of earnings from unconsolidated entities	1,489	2,435
Depreciation and amortization	8,601	7,765
Operating lease expense	3,752	2,065
Debt issuance costs/premium amortization	(406)	(71)
Land held for sale write-downs	4,347	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	73,261	(133,111)
Mortgages held for sale, prepaid expenses and other assets	1,535	42,670
Customer deposits	32,516	11,470
Accounts payable, accrued expenses and other liabilities	(37,422)	(13,896)
Income taxes payable	(592)	—
Net cash provided by/(used in) operating activities	72,101	(28,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,031)	(6,194)
Payments for business acquisitions, net of cash acquired	(209,446)	—
Distributions of capital from unconsolidated entities	6,713	3,180
Investments of capital into unconsolidated entities	(3,042)	(1,089)
Net cash used in investing activities	(211,806)	(4,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	18,205	2,066
Repayments of loans payable and other borrowings	(32,726)	(13,078)
Borrowings on revolving credit facility	695,000	35,000
Repayments on revolving credit facility	(210,000)	—
Borrowings on mortgage warehouse	432,488	159,522
Repayment on mortgage warehouse	(446,555)	(230,761)
Repayments on senior notes	(50,000)	—
Payment of deferred financing costs	(3)	—
Proceeds from stock option exercises	4,548	39
Payment of principle portion of finance lease	(1,325)	—
Repurchase of common stock, net	(90,163)	(77,839)
Payment of taxes related to net share settlement of equity awards	(7,075)	(1,493)
Changes and distributions to non-controlling interests of consolidated joint ventures, net	10,171	888
Net cash provided by/(used in) financing activities	322,565	(125,656)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$182,860	$(158,053)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	328,572	331,859
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$511,432	$173,806
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refund, net	$325	$(1)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$20,189	$11,120
Change in inventory not owned	$(22,281)	$(366)
Issuance of common stock in connection with business acquisition	$867,284	$—
Net non-cash contributions from non-controlling interests	$6,697	$—
Non-cash portion of loss on debt extinguishment	$1,723	$—
Beginning operating lease right of use assets due to adoption of ASU 2016-02	$—	$27,384
Beginning operating lease right of use liabilities due to adoption of ASU 2016-02	$—	$30,331

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of March 31, 2020, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding segments operate under our Taylor Morrison, Darling Homes, and William Lyon Signature brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments generally offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. As part of our acquisition of William Lyon Homes (“WLH”), discussed below, we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of combinations of commercial space, retail, and multifamily units. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

On February 6, 2020, we completed the acquisition of WLH, one of the nation's largest homebuilders in the Western United States. WLH designs, constructs, markets and sells single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon and Texas. Refer to Note 3 - Business Combinations for additional discussion.

On March 11, 2020 the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since that time, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders which have impacted and restricted various aspects of our business. As of the date of this filing, all of our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers. The impacts of COVID-19 are described throughout this filing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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
ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. We did not perform an impairment test during the first quarter of 2020 as indicators of impairment were not present as of March 31, 2020.  However, an impairment of goodwill may occur in future periods as a result of significant impacts from the disruptions caused by the COVID-19 pandemic.

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, real estate taxes and overhead are allocated to homes and units generally using the relative sales value method. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is charged to cost of sales.

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community level basis during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2020 and 2019, no impairment charges were recorded. However, a significant change in the fair value of our inventory as a result of further disruptions from the impact of the COVID-19 pandemic may result in the recording of impairment charges for one or more communities in future periods.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2020 and December 31, 2019, we had no inactive projects.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is consolidated into Real estate not owned with a corresponding liability in Liabilities attributable to real estate not owned in the Condensed Consolidated Balance Sheets. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right in certain specific performance agreements acquired in the acquisition of WLH to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit of 15% to 25% of the total purchase price. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have legal title to these entities or their assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings.

We evaluate our investments in unconsolidated and consolidated joint ventures for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three months ended March 31, 2020 and 2019. However, as with our own operations, factors related to the COVID-19 pandemic could impact these unconsolidated entities and could lead to an impairments of our investments therein in future periods.

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

•
Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

Amenity and other revenue
We own and operate certain amenities, which require us to provide club members with access to amenity facilities in exchange for the payment of club dues. We collect club dues and other fees from the club members, which are invoiced on a monthly basis. Revenue from our golf club operations is also included in amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets which include multi-use properties as part of our new Urban Form operations.

Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets, therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in financial services revenue/expenses are realized and unrealized gains and losses from hedging instruments.

Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us in our fiscal year beginning

January 1, 2021. We are currently evaluating the impact of the adoption of ASU 2019-12 on our condensed consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

In accordance with ASC Topic 805, Business Combinations, all assets acquired and liabilities assumed from our acquisition of WLH on February 6, 2020 were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid. Total purchase consideration of the WLH acquisition was $1.1 billion, consisting of multiple components: (i) cash of $95.6 million, (ii) the issuance of approximately 30.6 million shares of TMHC Common Stock with a value of $836.1 million, (iii) the repayment of $160.8 million of borrowings under WLH's Revolving Credit Facility, and (iv) the conversion of WLH issued equity instruments consisting of restricted stock units, restricted stock awards, options and warrants to TMHC awards and warrants with a value of $24.1 million.

We performed a preliminary allocation of purchase price as of the acquisition date based on management's estimates of fair value. We determined the preliminary fair value of inventory on a community level basis, using a reasonable range of market comparable gross margins based on the inventory geography and product type. These estimates are significantly impacted by assumptions related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates were made for each individual community and varied significantly between communities. We believe our estimates and assumptions are reasonable; however, the preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, but no later than one year from the acquisition date.

The following is a summary of management's estimate of the fair value of assets acquired and liabilities assumed. In addition, we incur various costs and expenses in connection with our acquisitions. For the acquisition of WLH such costs primarily consisted of investment banking fees, severance, compensation, and legal fees, among other items, and for the three months ended March 31, 2020, totaled $86.4 million which are presented in Transaction expenses on the condensed consolidated statement of operations.

(Dollars in thousands)
Acquisition Date	February 6, 2020
Assets acquired
Real estate inventory	$2,134,146
Prepaid expenses and other assets(1)	261,651
Deferred tax assets, net	128,226
Goodwill(2)	462,651
Total assets	$2,986,674

Less liabilities assumed
Accrued expenses and other liabilities	$447,291
Total debt(3)	1,306,578
Non-controlling interest	116,157
Net assets acquired	$1,116,648
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $423.5 million and $39.2 million of goodwill to the West and Central homebuilding segments, respectively.
(3) See Note 9 - Debt for discussion relating to acquired debt

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the periods presented include the results of operations of our acquisition of WLH as if it had been completed on January 1, 2019. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of WLH for the periods presented.

The unaudited pro forma results do not give effect to any synergies, operating efficiencies, or other costs savings that may result from the acquisition, or other significant non-reoccurring expenses or transactions that do not have a continuing impact. Earnings per share utilizes pro forma net income available to TMHC and total weighted average shares of common stock. The pro forma amounts are based on available information and certain assumptions that we believe are reasonable.

	For the three months ended March 31,
(Dollars in thousands except per share data)	2020 (Pro forma)	2019 (Pro forma)
Total revenues	$1,432,797	$1,380,956

Net income/(loss) before allocation to non-controlling interests	$9,027	$2,339
Net income attributable to non-controlling interests — joint ventures	(988)	(7,165)
Net income/(loss) available to TMHC	$8,039	$(4,826)

Weighted average shares - Basic	133,643	139,175
Weighted average shares - Diluted	134,935	139,175

Earnings/(loss) per share - Basic	$0.06	$(0.03)
Earnings/(loss) per share - Diluted	$0.06	$(0.03)

For the period ended March 31, 2020, total revenue on the condensed consolidated statement of operations included $282.6 million of revenues and loss before income taxes included of $31.7 million from WLH since the date of acquisition.

4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net (loss)/income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Numerator:
Net (loss)/income available to TMHC	$(31,431)	$51,131
Denominator:
Weighted average shares – basic	121,908	110,512
Restricted stock units (1)	—	922
Stock Options (1)	—	234
Warrants (1)	—	—
Weighted average shares – diluted	121,908	111,668
(Loss)/earnings per common share – basic:
Net (loss)/income available to Taylor Morrison Home Corporation	$(0.26)	$0.46
(Loss)/earnings per common share – diluted:
Net (loss)/income available to Taylor Morrison Home Corporation	$(0.26)	$0.46
(1) Due to a loss for the three months ended March 31, 2020, no incremental shares associated with (1) restricted stock units, (2) stock options and (3) warrants issued in connection with the acquisition of WLH were included because the effect would be antidilutive.

We excluded a total weighted average of 2,547,953 and 3,060,096 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) from the calculation of earnings per share for the three months ended March 31, 2020 and 2019, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Real estate developed and under development	$4,060,004	$2,805,506
Real estate held for development or held for sale (1)	157,853	146,471
Operating communities (2)	1,359,608	899,789
Capitalized interest	128,870	115,593
Total owned inventory	5,706,335	3,967,359
Real estate not owned	186,885	19,185
Total real estate inventory	$5,893,220	$3,986,544
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets. As of March 31, 2020, there was no held for sale inventory relating to our Chicago operations. As of December 31, 2019, all inventory relating to our Chicago operations were deemed held for sale and included in Total owned inventory on the condensed consolidated balance sheet.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2020		December 31, 2019
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	17,449	$563,228	13,804	$477,997
Partially developed	16,741	1,302,211	13,298	914,689
Finished	21,363	2,352,418	15,504	1,559,291
Total	55,553	$4,217,857	42,606	$2,951,977

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as Land deposits until the associated property is purchased.

As of March 31, 2020 and December 31, 2019, we had the right to purchase 6,780 and 4,263 lots under land option purchase contracts, respectively, for an aggregate purchase price of $502.3 million and $289.7 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against the Company. As of March 31, 2020 and December 31, 2019, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $167.0 million and $39.8 million, respectively.

In connection with our acquisition of WLH, we acquired various land banking arrangements. As of March 31, 2020, we had the right to purchase 3,542 lots under such land agreements for an aggregate purchase price of $345.4 million.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest capitalized - beginning of period	$115,593	$96,031
Interest incurred	37,575	27,792
Interest amortized to cost of home closings	(24,298)	(16,905)
Interest capitalized - end of period	$128,870	$106,918

6. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities:
We have investments in a number of joint ventures with third parties, with ownership interests up to 50.0%. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities. Some of these joint ventures develop land for the sole use of the joint venture participants, including us, and others develop land for sale to both the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	March 31, 2020	December 31, 2019
Assets:
Real estate inventory	$340,824	$367,225
Other assets	181,730	132,812
Total assets	$522,554	$500,037
Liabilities and owners’ equity:
Debt	$203,231	$178,686
Other liabilities	19,294	20,490
Total liabilities	222,525	199,176
Owners’ equity:
TMHC	127,367	128,759
Others	172,662	172,102
Total owners’ equity	300,029	300,861
Total liabilities and owners’ equity	$522,554	$500,037

	Three Months Ended March 31,
	2020	2019
Revenues	$48,972	$61,016
Costs and expenses	(41,494)	(52,820)
Income of unconsolidated entities	$7,478	$8,196
TMHC’s share in income of unconsolidated entities	$2,426	$2,319
Distributions to TMHC from unconsolidated entities	$8,202	$5,615

Consolidated Entities:
As a result of the acquisition of WLH we now have a total of 25 joint ventures as of March 31, 2020 for the purpose of land development and homebuilding activities, which we have determined to be variable interest entities (“VIEs”). As the managing member, we have the power to direct the activities of the VIEs since we oversee the daily operations and based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the VIEs. Therefore, we are the primary beneficiary of the joint ventures, and the VIEs are consolidated as of March 31, 2020.

As of March 31, 2020, the assets of the consolidated VIEs totaled $454.2 million, of which $34.4 million was cash and cash equivalents and $383.2 million was owned inventory. The liabilities of the consolidated VIEs totaled $222.3 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Real estate development costs to complete	$27,094	$20,598
Compensation and employee benefits	74,714	95,585
Self-insurance and warranty reserves	121,964	120,048
Interest payable	37,615	23,178
Property and sales taxes payable	14,016	12,537
Other accruals(1)	122,783	53,422
Total accrued expenses and other liabilities	$398,186	$325,368

(1) The increase in Other accruals from December 31, 2019 to March 31, 2020 resulted from the assumption of WLH other accrued liabilities.

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Reserve - beginning of period	$120,048	$93,790
Net additions to reserves due to WLH acquisition	9,130	—
Other additions to reserves	9,738	7,848
Cost of claims incurred	(18,987)	(14,595)
Changes in estimates to pre-existing reserves	2,035	844
Reserve - end of period	$121,964	$87,887

8. ESTIMATED DEVELOPMENT LIABILITY

The estimated development liability consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. We obtained third-party engineer evaluations and recorded this liability at fair value during purchase accounting to reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

9. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2020			December 31, 2019
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.875% Senior Notes due 2023	350,000	(1,725)	348,275	350,000	(1,867)	348,133
6.00% Senior Notes due 2023(1)	350,000	16,242	366,242	—	—	—
5.625% Senior Notes due 2024	350,000	(2,108)	347,892	350,000	(2,244)	347,756
5.875% Senior Notes due 2025	436,886	—	436,886	—	—	—
5.875% Senior Notes due 2027	500,000	(5,614)	494,386	500,000	(5,808)	494,192
6.625% Senior Notes due 2027(1)	300,000	23,313	323,313	—	—	—
5.75% Senior Notes due 2028	450,000	(4,919)	445,081	450,000	(5,073)	444,927
Senior Notes subtotal	2,736,886	25,189	2,762,075	1,650,000	(14,992)	1,635,008
Loans payable and other borrowings	299,184	—	299,184	182,531	—	182,531
Revolving Credit Facility	485,000	—	485,000	—	—	—
Mortgage warehouse borrowings	154,109	—	154,109	123,233	—	123,233
Total Senior Notes and other financing	$3,675,179	$25,189	$3,700,368	$1,955,764	$(14,992)	$1,940,772

(1) Consists of remaining William Lyon Notes and New Notes issued by TM Communities in connection with the Exchange Offer as described below. Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting estimates.

Senior Notes
All of our senior notes described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our senior notes (except for the William Lyon Notes) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants.
In connection with our acquisition of WLH, Taylor Morrison Communities, Inc. (“TM Communities”) offered to exchange (the “Exchange Offers”) any and all outstanding notes (the “William Lyon Notes”) of three series of senior notes issued by WLH for up to $1.1 billion aggregate principal amount of new notes (the “New Notes”) to be issued by TM Communities. The Exchange Offers were settled on February 10, 2020. All validly tendered and not validly withdrawn William Lyon Notes were accepted for exchange in the Exchange Offers and such William Lyon Notes were retired, canceled and not reissued. Following such cancellation, $26.0 million aggregate principal amount of 6.00% Senior Notes due 2023 of WLH, $8.5 million aggregate principal amount of 5.875% Senior Notes due 2025 of WLH and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 of WLH remain outstanding. In connection with the consummation of the Exchange Offers, WLH entered into supplemental indentures to eliminate substantially all of the covenants in the indentures governing the William Lyon Notes, including the requirement to offer to purchase such notes upon a change of control, and to eliminate certain other restrictive provisions and events that may lead to an “Event of Default” in such indentures. The New Notes were issued by TM Communities and consist of $324.0 million aggregate principal amount of 6.00% Senior Notes due 2023, $428 million aggregate principal amount of 5.875% Senior Notes due 2025 and $290 million aggregate principal amount of 6.625% Senior Notes due 2027. The William Lyon Notes and the New Notes are discussed further below.

5.875% Senior Notes due 2023
On April 16, 2015, TM Communities issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 5.875% Senior Notes”), which mature on April 15, 2023. The 2023 5.875% Senior Notes are guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”). We are required to offer to repurchase the 2023 5.875% Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events where there is a credit rating downgrade that occurs in connection with the change of control.

Prior to January 15, 2023, the 2023 5.875% Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through January 15, 2023 (plus accrued and unpaid interest). Beginning January 15, 2023, the 2023 5.875% Senior Notes are redeemable at par (plus accrued and unpaid interest).

6.00% Senior Notes due 2023
On February 10, 2020, we completed the Exchange Offers as described above following which we had $324.0 million aggregate principal amount of 6.00% Senior Notes due 2023 issued by TM Communities (the “2023 6.00% TM Communities Notes”) and $26.0 million aggregate principal amount of 6.00% Senior Notes due 2023 issued by WLH (the “2023 6.00% WLH Notes” and together with the 2023 6.00% TM Communities Notes, the “2023 6.00% Senior Notes”). The 2023 6.00% TM Communities Notes are obligations of TM Communities and are guaranteed by the same Guarantors that guarantee our other outstanding Senior Notes. The change of control provisions in the indenture governing the 2023 6.00% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. The carrying value of $366.2 million at March 31, 2020 reflects the acquisition fair value adjustment of the debt instrument of $16.2 million, net of amortization.

The 2023 6.00% Senior Notes mature on September 1, 2023. On or after September 1, 2020, we may redeem all or a portion of the 2023 6.00% Senior Notes at a price equal to 103% of principal (plus accrued and unpaid interest). On or after September 1, 2021, the 2023 6.00% Senior Notes are redeemable at a price equal to a 101.5% of principal (plus accrued and unpaid interest). On or after September 1, 2022, the 2023 6.00% Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest). Prior to September 1, 2020, the 2023 6.00% Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through the date of redemption (plus accrued and unpaid interest).

5.625% Senior Notes due 2024
On March 5, 2014, TM Communities issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”), which mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the same Guarantors that guarantee our other outstanding Senior Notes. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

5.875% Senior Notes due 2025
On February 10, 2020, we completed the Exchange Offers as described above following which we had $428.4 million aggregate principal amount of 5.875% Senior Notes due 2025 issued by TM Communities (the “2025 5.875% TM Communities Notes”) and $8.5 million aggregate principal amount of 5.875% Senior Notes due 2025 issued by WLH (the “2025 5.875% WLH Notes” and together with the 2025 5.875% TM Communities Notes, the “2025 Senior Notes”). The 2025 5.875% TM Communities Notes are obligations of TM Communities and are guaranteed by the same Guarantors that guarantee our other outstanding Senior Notes. The change of control provisions in the indenture governing the 2025 5.875% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. The 2025 Senior Notes reflect no acquisition fair value adjustment of the debt instrument, as it was redeemable at par.

The 2025 Senior Notes mature on January 31, 2025. On or after January 31, 2020, the 2025 Senior Notes are redeemable at a price equal to 102.938% of principal (plus accrued and unpaid interest). On or after January 31, 2021, the 2025 Senior Notes are redeemable at a price equal to 101.469% of principal (plus accrued and unpaid interest). On or after January 31, 2022, the 2025 Senior Notes are redeemable at a price equal to a 100.734% of principal (plus accrued and unpaid interest). On or after January 31, 2023, the 2025 Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest).

5.875% Senior Notes due 2027
On June 5, 2019, TM Communities issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the “2027 5.875% Senior Notes”), which mature on June 15, 2027. The 2027 5.875% Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The change of control provisions in the indenture governing the 2027 5.875% Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to March 15, 2027, the 2027 5.875% Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through March 15, 2027 (plus accrued and unpaid interest). Beginning on March 15, 2027, the 2027 5.875% Senior Notes are redeemable at par (plus accrued and unpaid interest).

6.625% Senior Notes due 2027

On February 10, 2020, we completed the Exchange Offers as described above following which we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by the same Guarantors that guarantee our other outstanding Senior Notes. The change of control provisions in the indenture governing the 2027 6.625% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. The carrying value of $323.3 million at March 31, 2020 reflects the acquisition fair value adjustment of the debt instrument of $23.3 million, net of amortization.

The 2027 6.625% Senior Notes mature on July 15, 2027. Prior to July 15, 2022, the 2027 6.625% Senior Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest, if any, to, but not including, the redemption date. On or after July 15, 2022, the 2027 6.625% Senior Notes are redeemable at a price equal to 103.313% of principal (plus accrued and unpaid interest). On or after July 15, 2023, the 2027 6.625% Senior Notes are redeemable at a price equal to 102.208% of principal (plus accrued and unpaid interest). On or after July 31, 2024, the 2027 6.625% Senior Notes are redeemable at a price equal to a 101.104% of principal (plus accrued and unpaid interest). On or after July 15, 2025, the 2027 6.625% Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest).

In addition, at any time prior to July 15, 2022, we may at the option on one or more occasions, redeem the 2027 6.625% Senior Notes (including any additional notes that may be issues in the future under the 2027 6.625% Senior Notes Indenture) in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2027 6.625% Senior Notes at a redemption price (expressed as a percentage of principal amount) of 106.625%, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings.

5.75% Senior Notes due 2028

On August 1, 2019, TM Communities issued $450.0 million aggregate principal amount of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”), which mature on January 15, 2028. The 2028 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The change of control provisions in the indenture governing the 2028 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to October 15, 2027, the 2028 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through October 15, 2027 (plus accrued and unpaid interest). Beginning on October 15, 2027, the 2028 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Repayment of William Lyon Homes 7.00% Senior Notes due 2022

In connection with the acquisition, on February 6, 2020, we satisfied and discharged all $50.0 million of WLH’s 7.00% Senior Notes due 2022 using cash on hand and borrowings from our $800.0 million Revolving Credit Facility, for a total redemption amount of $52.0 million.

Revolving Credit Facility
On February 6, 2020 we terminated our $600.0 million Revolving Credit Facility, writing off $1.7 million of debt issuance costs and entered into a new $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024. As a precautionary measure during the COVID-19 pandemic, we made the decision in March 2020 to borrow $485.0 million on our Revolving Credit Facility.

The Revolving Credit Facility includes $2.0 million and $1.8 million of unamortized debt issuance costs as of March 31, 2020 and December 31, 2019, respectively, which are included in Prepaid expenses and other assets, net on the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, we had $86.8 million and $77.7 million, respectively, of utilized letters of credit, resulting in $228.2 million and $522.3 million, respectively, of availability under the Revolving Credit Facility.
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

As of March 31, 2020, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$16,594	$25,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	$47,150	$50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	$66,865	$75,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D(2)	$13,875	$60,000	LIBOR + 1.75%	7/3/2020	Mortgage Loans
Warehouse E(2)	$9,625	$70,000	LIBOR + 1.875%	4/15/2020	Mortgage Loans
Total	$154,109	$280,000

	As of December 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$25,074	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,481	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	59,678	100,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Total	$123,233	$230,000

(1) The mortgage warehouse borrowings outstanding as of March 31, 2020 and December 31, 2019 were collateralized by a) $208.2 million and $190.9 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and approximately $3.3 million and $1.6 million, respectively, of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2) Warehouse D and Warehouse E are mortgage warehouse facilities assumed in connection with the acquisition of WLH. We expect to renew Warehouse D upon expiration. Warehouse E expired and was terminated as of April 15, 2020.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of March 31, 2020 and December 31, 2019 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. The debt is obtained for specific communities that contains land banking, profit participation, and joint ventures. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The increase in our Loans payable and other borrowings balance as of March 31, 2020 compared to December 31, 2019, is primarily due to borrowings within our consolidated joint ventures acquired from WLH. Loans payable bear interest at rates that ranged from 0% to 8% at each of March 31, 2020 and December 31, 2019. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2020, when compared to December 31, 2019.

The carrying value and fair value of our financial instruments are as follows:

		March 31, 2020		December 31, 2019
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$208,231	$208,231	$190,880	$190,880
Derivative assets, net	2	2,686	2,686	1,932	1,932
Mortgage warehouse borrowings	2	154,109	154,109	123,233	123,233
Loans payable and other borrowings	2	299,184	299,184	182,531	182,531
5.875% Senior Notes due 2023 (1)	2	348,275	343,000	348,133	378,669
6.00% Senior Notes due 2023 (1)	2	366,242	336,000	—	—
5.625% Senior Notes due 2024 (1)	2	347,892	329,000	347,756	379,453
5.875% Senior Notes due 2025 (1)	2	436,886	406,304	—	—
5.875% Senior Notes due 2027 (1)	2	494,386	464,400	494,192	548,870
6.625% Senior Notes due 2027 (1)	2	323,313	270,000	—	—
5.75% Senior Notes due 2028(1)	2	445,081	401,805	444,927	491,913
Revolving Credit Facility	2	485,000	485,000	—	—
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2019
Inventories	3	$16,509

At March 31, 2020, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable. As of December 31, 2019, the fair value of our Chicago assets held for sale and active inventories are $25.1 million, which is excluded from the value in the table presented above.

11. INCOME TAXES
We recorded income tax expense of $0.8 million and $16.8 million for the three months ended March 31, 2020 and 2019 respectively. Our effective tax rate for the three months ended March 31, 2020 was (2.7)%, compared to 24.7% for the same period in 2019. The effective tax rate for the first quarter of 2020 was negative as the company incurred tax expense on a loss before income taxes. The current quarter tax expense was driven primarily from expenses related to the acquisition of WLH which are currently not deductible for tax purposes.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law.  The legislation contains a number of economic relief provisions in response to the COVID-19 pandemic, including the ability to carryback tax losses 5 years for losses generated in tax years 2018, 2019 and 2020.  As of March 31, 2020, we have not recorded a tax benefit related to the CARES Act but we are continuing to evaluate the impact of this legislation on the Company.
At both March 31, 2020 and December 31, 2019, cumulative gross unrecognized tax benefits were $6.2 million. If the unrecognized tax benefits as of March 31, 2020 were to be recognized, approximately $4.9 million would affect the effective tax rate. We had $0.6 million of gross interest and penalties related to unrecognized tax positions accrued as of March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, the net deferred tax assets included in the consolidated balance sheet were $268.7 million and $140.5 million, respectively. The increase in deferred tax assets is primarily due to the addition of the estimated fair value of deferred tax assets recorded from the acquisition of WLH.

12. STOCKHOLDERS’ EQUITY
Capital Stock

As a result of a holding company reorganization and related transactions and the amendment and restatement of the Company’s certificate of incorporation, the Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

References to “Common Stock” refer to “Class A Common Stock” for dates prior to June 10, 2019.

In connection with our acquisition of WLH, we issued 30.6 million shares of our TMHC Common Stock as purchase consideration.

Warrants

In connection with our acquisition of WLH, we converted each outstanding warrant related to the Class B common stock, par value $0.01 per share, of WLH, to an outstanding warrant issued by the Company to be settled in shares of our Common Stock subject to a specified conversion ratio. As of March 31, 2020, there are 1.7 million TMHC warrants outstanding with an exercise price of $19.12.

Stock Repurchase Program

On February 28, 2020, we announced that our Board of Directors has authorized a renewal of our stock repurchase program until December 31, 2020. The stock repurchase program permits the repurchase of up to $100.0 million of our Common Stock. The previous repurchase program expired on December 31, 2019. Repurchases of our Common Stock under the program will be effected, if at all, through open market purchases, privately negotiated transactions or other transactions through December 31, 2020. During the three months ended March 31, 2020 and 2019, we repurchased 5,436,479 and 4,376,879 shares of Common Stock under our stock repurchase program, respectively.

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Amount available for repurchase — beginning of period	$—	$57,437
Additional amount authorized for repurchase	100,000	100,000
Amount repurchased	(90,163)	(77,839)
Amount available for repurchase — end of period	$9,837	$79,598

13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Common Stock. As of March 31, 2020, we had an aggregate of 5,714,011 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units (1), (2)	$7,719	$2,514
Stock options	4,177	903
Total stock compensation	$11,896	$3,417

(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2)Stock-based compensation expense in 2020 includes $5.5 million of expense recognized for equity awards associated with the acquisition of WLH, which were converted from WLH to TMHC equity awards.

At March 31, 2020 and December 31, 2019, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $41.9 million and $20.8 million, respectively. The aggregate unrecognized value as of March 31, 2020 includes the stock-based compensation expense relating to the acquisition of WLH.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the three months ended March 31, 2020:

	Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,708,393	$19.06
Granted	663,964	24.80
Vested	(619,402)	17.27
Forfeited (1)	(3,497)	18.24
Balance at March 31, 2020(2)	1,749,458	$21.99

(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2) The balance as of March 31, 2020 excludes 192,017 unvested RSUs relating to the acquisition of WLH.

During the three months ended March 31, 2020, we granted time-based RSU awards and performance-based RSU awards to certain employees.

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

Stock Options – The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Units	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	3,339,244	$18.98
Granted(1)	828,253	21.95
Exercised	(250,149)	18.16
Canceled/Forfeited(1)	(14,685)	18.68
Outstanding at March 31, 2020(2)	3,902,663	$19.67
Options exercisable at March 31, 2020(2)	1,940,328	$18.64

(1)Excludes the number of options granted and canceled in the same period.
(2)Amount excludes 282,470 of outstanding and exercisable options relating to the acquisition of WLH.
Options granted to employees generally vest and become exercisable ratably on the first, second, third, and fourth anniversary of the date of grant. Options granted to members of the Board of Directors vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or an affiliate, or continued service on the Board of Directors, through the applicable vesting dates, and options expire within ten years from the date of grant.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (loss) (“AOCI”) for the periods presented (in thousands).

	Three Months Ended March 31, 2020
	Total Post- Retirement Benefits Adjustments	Total
Balance, beginning of period	$884	$884
Other comprehensive loss, net of tax	$(13)	$(13)
Balance, end of period	$871	$871

	Three Months Ended March 31, 2019
	Total Post- Retirement Benefits Adjustments	Total
Balance, beginning of period	$2,001	$2,001
Other comprehensive income, net of tax	$284	$284
Balance, end of period	$2,285	$2,285

15. REPORTING SEGMENTS
We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling those homes, and providing warranty and customer service. We aggregate our homebuilding operating components into three reporting segments, East, Central, and West, based on similar long-term economic characteristics. The activity from our Build-to-Rent and Urban Form operations are included in our Corporate segment. We also have a financial services reporting segment. We have no inter-segment sales as all sales are to external customers.
In the first quarter of 2020, we experienced two reconsideration events with respect to our reporting segments. On February 6, 2020, we completed the acquisition of WLH. In addition, the COVID-19 pandemic created operational management and structural challenges which could result in potential changes to our chief operating decision maker function. Therefore, for purposes of our first quarter 2020 segment reporting, the operating financial information of WLH has been categorized within our existing homebuilding reporting segments based on geography. We will continue to analyze our segment categorizations and expect to finalize our conclusions in conjunction with the finalization of purchase accounting for WLH.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Orlando, Raleigh, Sarasota, Naples and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Denver, Las Vegas, Portland, Seattle, Sacramento and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended March 31, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenues	$423,392	$373,339	$496,323	$28,039	$24,606	$1,345,699

Gross margin	58,017	63,757	68,590	7,392	—	197,756
Selling, general and administrative expenses	(36,339)	(32,256)	(34,850)	—	(33,408)	(136,853)
Equity in (loss)/income of unconsolidated entities	—	(119)	334	2,230	(19)	2,426
Interest and other income (expense), net (2)	15	(2,252)	(7,264)	(1,400)	(81,203)	(92,104)
Income/(loss) before income taxes	$21,693	$29,130	$26,810	$8,222	$(114,630)	$(28,775)
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income (expense), net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Three Months Ended March 31, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$354,952	$254,947	$299,149	$16,044	$—	$925,092

Gross margin	61,176	42,344	63,197	5,323	—	172,040
Selling, general and administrative expenses	(35,559)	(26,264)	(20,564)	—	(21,496)	(103,883)
Equity in (loss)/ income of unconsolidated entities	—	(89)	821	1,409	178	2,319
Interest and other (expense)/ income, net	(1,613)	(807)	(389)	—	405	(2,404)
Income/(loss) before income taxes	$24,004	$15,184	$43,065	$6,732	$(20,913)	$68,072

	As of March 31, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,874,786	$1,337,274	$2,847,978	$—	$211	$6,060,249
Investments in unconsolidated entities	—	37,425	83,831	(11,335)	17,446	127,367
Other assets	162,839	164,505	541,753	278,834	926,825	2,074,756
Total assets	$2,037,625	$1,539,204	$3,473,562	$267,499	$944,482	$8,262,372

(1) Includes the activity from our Build-To-Rent and Urban Form operations.

	As of December 31, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,841,904	$965,039	$1,219,411	$—	$—	$4,026,354
Investments in unconsolidated entities	—	37,506	86,996	4,015	242	128,759
Other assets	165,777	121,724	60,060	257,760	485,252	1,090,573
Total assets	$2,007,681	$1,124,269	$1,366,467	$261,775	$485,494	$5,245,686

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $746.3 million and $623.3 million as of March 31, 2020 and December 31, 2019, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2020 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2020 and December 31, 2019, our legal accruals were $24.6 million and $12.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Leases — Our leases primarily consist of office space, construction trailers, model leasebacks, and equipment or storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $79.7 million and $42.3 million as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, we recorded lease expense of approximately $3.8 million and $2.1 million, respectively, within General and administrative expenses on our condensed consolidated statement of operations.

17. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the condensed consolidated statements of operations and other comprehensive income/(loss). Unrealized gains and losses on the IRLCs, reflected as derivative assets or liabilities, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	March 31, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$8,711	$261,801	$2,099	$86,434
MBSs	(6,025)	315,000	(167)	158,000
Total	$2,686		$1,932

Total commitments to originate loans approximated $291.4 million and $94.5 million as of March 31, 2020 and December 31, 2019, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

18. SUBSEQUENT EVENTS

The global coronavirus (COVID-19) pandemic began in the first quarter of 2020 and continues to have a significant impact on global and U.S. economic results. Since March 31, 2020, the pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders which have impacted and restricted various aspects of our business. While the challenges brought by the COVID-19 pandemic initially began to impact our financial condition and results of operations in March 2020, we expect the ongoing effects of the pandemic to continue to negatively impact our condensed consolidated financial statements in the second quarter and in later periods of 2020 and potentially beyond. Due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot predict either the near-term or long-term effects that the pandemic will have on our business. Customer traffic and sales have slowed since social distancing and government mandated economic shutdowns began, and we expect sales to continue to be adversely affected, with higher rates of cancellation than usual as a result of buyers' economic uncertainty due to the economic shutdown.

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

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy with respect to COVID-19. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Annual Report and this quarterly report, and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and this quarterly report, and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused as of March 31, 2020, in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult buyers, building single and multi family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes, and newly acquired William Lyon Signature, brand names. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. As part of our acquisition of William Lyon Homes (“WLH”), we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of combinations of commercial space, retail, and multifamily units. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of March 31, 2020, is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Orlando, Raleigh, Sarasota, Naples and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Denver, Las Vegas, Portland, Seattle, Sacramento and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The factors that affect the comparability of our results of operations are COVID-19 and the acquisition of WLH.

COVID-19 Impact and Strategy
Our first quarter results were strong, with our net sales orders, average monthly sales pace and home closings each increasing significantly over the prior year period. The challenges brought by the COVID-19 (coronavirus) pandemic, however, began to impact our financial condition and results of operations in March 2020 and are expected to continue to negatively impact our condensed consolidated financial statements in the second quarter and in later periods of 2020 and potentially beyond. Due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot predict either the near-term or long-term effects that the pandemic will have on our business. Customer traffic and sales have slowed since social distancing and government mandated economic shutdowns began, and we expect sales to continue to be adversely affected, with higher rates of cancellation than usual as a result of buyers' economic uncertainty due to economic shutdown.
Because residential construction continues to be designated as an essential business in nearly all of our operating markets, our construction operations continue wherever appropriate. We have, however, taken a number of strategic and immediate actions in response to the COVID-19 pandemic to continue to provide uninterrupted service to our customers while protecting their health and safety, as well as that of our employees and vendors. Specifically, we have focused on transforming our customer experience online through innovative digital options, including (i) shifting to a remote selling environment; (ii) providing virtual options for online home tours, design center selections and new home demonstrations; and (iii) offering “curbside” or “drive thru” closings nationwide.
We believe that our liquidity position is strong, and we had about $750 million in available liquidity through a combination of cash on hand and available capacity under our revolving credit facility as of March 31, 2020. Our strong closings during the first quarter helped to bolster our already healthy liquidity position. Additionally, we have no debt maturities until 2023.

To mitigate the inherent business impacts and the uncertainty of the duration of the COVID-19 pandemic, we are implementing initiatives across the company to reduce all non-essential expenses and capital expenditures, including but not limited to temporarily reducing or deferring new land acquisitions, phasing development and implementing a revised cadence on all new inventory homes starts. These actions are expected to reduce the growth and may cause a decline of our lot count and the volume of homes delivered in the second quarter of 2020 and future periods. As part of the Company’s expense initiatives, our Chairman and CEO, Sheryl Palmer, requested that our Compensation Committee cancel her special equity award granted on February 10, 2020, which had a grant date value of $3,000,000. Effective mid-April, the company’s named executive officers have also reduced their base salaries by 25 percent and will defer those payments through the duration of the substantial social distancing/economic shut down restrictions. Additionally, substantially all members of senior corporate management and division presidents have voluntarily decided to take the same temporary pay deferral, and our non-employee directors have agreed to defer their cash retainer fees payable for the second quarter. Finally, all company team member promotions have been put on temporary hold, and the annual merit process for determining compensation increases for all team members has been deferred.

In response to emerging trends in the mortgage business, our wholly-owned mortgage subsidiary, TMHF, intends to begin retaining mortgage servicing rights (“MSRs”) on certain of the loans it originates. Typically, TMHF sells the mortgages that it originates to aggregators and agencies and historically has not maintained MSRs on the loans once they are sold.  We believe that retaining MSRs on certain loans will allow those loans to be traded more extensively and thus enhance the liquidity and operations of our mortgage origination and sale business while also providing additional revenue to TMHF through fees paid to us as a mortgage servicer by the investors who own the loans.  However, because the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as clarified by the Federal Housing Finance Agency (“FHFA”), requires mortgage servicers to advance missed monthly principal and interest payments for up to four months (and tax and insurance payments for up to twelve months), any servicing advances TMHF may make may be subject to delays in recovery to the extent the loans we service go into forbearance or delinquency. We do not currently expect our MSR portfolio to become a significant part of TMHF’s business, though a substantial increase in the volume of loans that we service coupled with a significant increase in the number of such loans which become delinquent or subject to forbearance, could affect TMHF’s short-term liquidity and revenue from operations.

We continue to monitor the impacts of COVID-19 and adjust our operations to limit and mitigate risk to our customers, employees, and business.

Acquisition of WLH

On February 6, 2020 we completed the acquisition of WLH and incurred costs and expenses which primarily consist of investment banking fees, severance, compensation, and legal fees, among other items. For the three months ended March 31, 2020, we recognized $86.4 million of such costs which are presented in Transaction expenses on the condensed consolidated statement of operations. In addition, our homebuilding gross margin was impacted by purchase accounting. For the three months ended March 31, 2020 we recognized an unfavorable purchase accounting adjustment of $28.4 million in Cost of home closings on the condensed consolidated statement of operations.

Recent Developments
On January 31, 2020, we completed the sale of our operations in Chicago to a third party homebuilder for $16.0 million. We recorded impairment and other losses in December 2019 related to the sale and no additional impairment was recorded as of March 31, 2020.

On February 6, 2020, we completed the acquisition of WLH, one of the nation's largest homebuilders in the Western United States for a total consideration transferred of $1.1 billion, consisting of: (i) $95.6 million of cash, (ii) the issuance of approximately 30.6 million shares of TMHC Common Stock with a value of $836.1 million, (iii) the repayment of $160.8 million of borrowings under WLH's revolving credit facility, and (iv) the conversion of WLH issued equity instruments consisting of restricted stock units, restricted stock awards, options and warrants to TMHC awards and warrants with a value of $24.1 million. WLH designs, constructs, markets and sells single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon and Texas. Refer to Note 3 - Business Combinations for additional discussion.

On February 6, 2020, we terminated our $600.0 million prior Revolving Credit Facility and entered into a new $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024 to facilitate in the acquisition of WLH.

In connection with the acquisition, on February 6, 2020 we satisfied and discharged all $50.0 million of WLH’s 7.00% Senior Notes due 2022 using cash on hand and borrowings from our $800.0 million Revolving Credit Facility, for a total redemption amount of $52.0 million.
In connection with our acquisition of WLH, Taylor Morrison Communities, Inc. (“TM Communities”) offered to exchange (the “Exchange Offers”) any and all outstanding notes (the “William Lyon Notes”) of three series of senior notes issued by WLH for up to $1.1 billion principal amount of new notes (the “New Notes”) to be issued by TM Communities. The Exchange Offers were settled on February 10, 2020. All validly tendered and not validly withdrawn William Lyon Notes were accepted for exchange in the Exchange Offers and such William Lyon Notes were retired, canceled and not reissued. Following such cancellation, $26.0 million aggregate principal amount of 6.00% Senior Notes due 2023 of WLH, $8.5 million aggregate principal amount of 5.875% Senior Notes due 2025 of WLH, and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 of WLH remain outstanding. In connection with the consummation of the Exchange Offers, WLH entered into supplemental indentures to eliminate substantially all of the covenants in the indentures governing the William Lyon Notes, including the requirement to offer to purchase such notes upon a change of control, and to eliminate certain other restrictive provisions and events that may lead to an “Event of Default” in such indentures. The New Notes were issued by TM Communities and consist of $324.0 million aggregate principal amount of 6.00% Senior Notes due 2023, $428.4 aggregate principal amount of 5.875% Senior Notes due 2025 and $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027.

First Quarter 2020 Highlights:

•	Net sales orders were 3,466, approximately a 33 percent increase over the prior year quarter

•	Average monthly sales pace per community was 3.1, compared to 2.3 from the first quarter 2019

•	Home closings were 2,761, an almost 43 percent increase over the prior year quarter

•	Total revenue was $1.3 billion, an almost 46 percent increase over the prior year quarter

•	SG&A as a percentage of home closings revenue was 10.8 percent, down 70 basis points from the first quarter 2019

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31, 2020
(Dollars in thousands)	2020	2019
Statements of Operations Data:
Home closings revenue, net	$1,264,640	$899,881
Land closings revenue	22,939	4,113
Financial services revenue	28,039	16,044
Amenity and other revenue	30,081	5,054
Total revenue	1,345,699	925,092
Cost of home closings	1,070,503	735,797
Cost of land closings	27,132	2,692
Financial services expenses	20,647	10,721
Amenity and other expenses	29,661	3,842
Gross margin	197,756	172,040
Sales, commissions and other marketing costs	86,327	67,429
General and administrative expenses	50,526	36,454
Equity in income of unconsolidated entities	(2,426)	(2,319)
Interest income, net	(560)	(333)
Other expense/(income), net	6,290	(1,392)
Transaction expenses	86,374	4,129
(Loss)/Income before income taxes	(28,775)	68,072
Income tax provision	781	16,791
Net (loss)/income before allocation to non-controlling interests	(29,556)	51,281
Net income attributable to non-controlling interests — joint ventures	(1,875)	(150)
Net (loss)/income available to Taylor Morrison Home Corporation	$(31,431)	$51,131
Home closings gross margin	15.4%	18.2%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.8%	7.5%
General and administrative expenses as a percentage of home closings revenue, net	4.0%	4.1%

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report relating to: (i) adjusted income before income taxes, (ii) EBITDA and adjusted EBITDA to net income before allocation to non-controlling interests, (iii) adjusted net income and adjusted earnings per share, (iv) net homebuilding debt to homebuilding capitalization ratio, (v) home closings gross margin and adjusted home closings gross margin, (vi) adjusted financial services gross margin, and (vii) income before income taxes margin and adjusted income before income taxes margin.

Adjusted income before income taxes is a non-GAAP financial measure that reflects our income before income taxes excluding the impact of purchase accounting adjustments, financial services operating loss and transaction expenses related to the acquisition of WLH. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest income, net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, purchase accounting adjustments, financial services operating loss and transaction expenses related to the acquisition of WLH (Adjusted EBITDA). Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income available to the Company excluding the impact of purchase accounting adjustments, financial services operating loss and transaction expenses related to the acquisition of WLH and the tax impact due to such purchase accounting adjustments and transaction expenses. Net homebuilding debt to homebuilding capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance costs/premiums and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure calculated based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding purchase accounting adjustments related to the acquisition of WLH. Adjusted financial services gross margin is a non-GAAP financial measure calculated based on GAAP financial services margin, excluding financial services operating loss related to the acquisition of WLH.

Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our regions, and to set targets for performance-based compensation. We also use the ratio of net homebuilding debt to total capitalization as an indicator of overall leverage and to evaluate our performance against other companies in the homebuilding industry. In the future, we may include additional adjustments in the above described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.

We believe that adjusted income before income taxes, adjusted net income and adjusted earnings per share, as well as EBITDA and adjusted EBITDA, are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use the ratio of net homebuilding debt to total capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance. Similarly, we believe that adjusted financial services gross margin is useful to investors because it allows investors to evaluate the performance of our financial services business without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance.

These non-GAAP financial measures should be considered in addition to, rather than as a substitute for, the comparable U.S. GAAP financial measures of our operating performance or liquidity. Although other companies in the homebuilding industry may report similar information, their definitions may differ. We urge investors to understand the methods used by other companies to calculate similarly-titled non-GAAP financial measures before comparing their measures to ours.

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Income before income taxes	$(28,775)	$68,072
Total William Lyon Homes related purchase accounting adjustments	32,717	—
William Lyon Homes financial services operating loss	3,666	—
Transaction expenses	86,374	4,129
Adjusted income before income taxes	$93,982	$72,201

Net income available to TMHC	$(31,431)	$51,131
Total William Lyon Homes related purchase accounting adjustments	32,717	—
William Lyon Homes financial services operating loss	3,666	—
Transaction expenses	86,374	4,129
Tax impact due to William Lyon Homes related purchase accounting adjustments and Transaction expenses	(20,880)	(1,020)
Adjusted net income	$70,446	$54,240

Basic weighted average shares	121,908	110,512
Adjusted earnings per common share - Basic	$0.58	$0.49

Adjusted diluted weighted average shares	123,200	111,668
Adjusted earnings per common share - Diluted	$0.57	$0.49

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
(Loss)/income before income taxes	$(28,775)	$68,072
Total William Lyon Homes related purchase accounting adjustments	32,717	—
William Lyon Homes financial services operating loss	3,666	—
Transaction expenses	86,374	4,129
Adjusted income before income taxes	$93,982	$72,201

Total revenues	$1,345,699	$925,092

Income before income taxes margin	(2.1)%	7.4%
Adjusted income before income taxes margin	7.0%	7.8%

Adjusted Home Closings Gross Margin
	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Home closings revenue	$1,264,640	$899,881
Cost of home closings	1,070,503	735,797
Home closings gross margin	$194,137	$164,084
William Lyon Homes homebuilding related purchase accounting adjustments	28,366	—
Adjusted home closings gross margin	$222,503	$164,084
Home closings gross margin as a percentage of home closings revenue	15.4%	18.2%
Adjusted home closings gross margin as a percentage of home closings revenue	17.6%	18.2%

Adjusted Financial Services Gross Margin

(Dollars in thousands)	Three Months Ended March 31, 2020
Financial services revenue	$28,039
Financial services expenses	20,647
Financial services margin	$7,392
William Lyon Homes financial services operating loss	3,666
Adjusted financial services margin	$11,058

EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income before allocation to non-controlling interests	$(29,556)	$51,281
Interest income, net	(560)	(333)
Amortization of capitalized interest	24,298	16,905
Income tax provision	781	16,791
Depreciation and amortization	1,929	2,028
EBITDA	$(3,108)	$86,672
Non-cash compensation expense	11,896	3,417
Total William Lyon Homes related purchase accounting adjustments	32,717	—
William Lyon Homes financial services operating loss	3,666	—
Transaction expenses	86,374	4,129
Adjusted EBITDA excluding transaction expenses	$131,545	$94,218

Total revenues	$1,345,699	$925,092
EBITDA as a percentage of total revenues	(0.2)%	9.4%
Adjusted EBITDA as a percentage of total revenues	9.8%	10.2%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
(Dollars in thousands)	As of March 31, 2020
Total debt	$3,700,368
Less unamortized debt issuance costs/premiums	25,189
Less mortgage warehouse borrowings	154,109
Total homebuilding debt	$3,521,070
Less cash and cash equivalents	507,761
Net homebuilding debt	$3,013,309
Total equity	3,423,041
Total capitalization	$6,436,350

Net homebuilding debt to capitalization ratio	46.8%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Average Active Selling Communities

	Three Months Ended March 31,
	2020	2019	Change
East	144	173	(16.8)%
Central	134	140	(4.3)
West	100	59	69.5
Total	378	372	1.6%

Average active selling communities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 increased by 1.6%. The increase is primarily attributable to new communities from our acquisition of WLH, which were partially offset by planned legacy community close outs. WLH had operations primarily in the Western United States which is the driver for the 69.5% increase in the West region.

Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	1,361	1,135	19.9%	$561,544	$472,336	18.9%	$413	$416	(0.7)%
Central	906	801	13.1	424,063	370,323	14.5	468	462	1.3
West	1,199	679	76.6	632,243	369,884	70.9	527	545	(3.3)
Total	3,466	2,615	32.5%	$1,617,850	$1,212,543	33.4%	$467	$464	0.6%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders increased by 19.9%, while the average selling price remained relatively flat for the three months ended March 31, 2020 compared to the same period in the prior year. The increase in net sales orders is primarily due to increased demand in most of our Florida markets coupled with an increase in sales pace in the current year compared to the prior year. Product and geographical mix contributed to the relatively flat change in average selling prices.

Central:
The number of net sales orders increased by 13.1% and the average selling price increased by 1.3% for the three months ended March 31, 2020. The increase in net sales orders stems primarily from our Austin and Denver markets as a result of an increase in average outlets from the acquisition of WLH. Product and geographical mix contributed to the increase in average selling prices.

West:
The number of net sales orders increased by 76.6% and average selling price decreased by 3.3% for the three months ended March 31, 2020 compared to the same period in the prior year. Additional active selling communities resulting from the acquisition of WLH were the primary contributors to the increase in net sales orders. The decrease in average selling price of net sales orders is due to product and geographic mix.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2020	2019
East	12.1%	13.1%
Central	16.0	12.6
West	13.9	14.6
Total Company	13.8%	13.3%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased to 13.8% for the three months ended March 31, 2020 from 13.3% for the same period in the prior year. The increase in the cancellation rate for the current year as compared to the prior year period is due to an increase in cancellations which occurred in the latter part of the first quarter of 2020, which we believe was as a result of the impact of COVID-19 and an overall decrease in consumer confidence and the confidence of potential homebuyers in particular. The scale and scope of the recent COVID-19 outbreak and resulting pandemic is unknown and will adversely impact our business. The overall impact on our business, operating results, cash flows and/or financial condition could be material. In the first quarter of the prior year, the volatility in the mortgage rate environment was the primary cause of the cancellations. Depending on the continued impact of COVID-19 during the remainder of the year, we could see a potential significant increase in sales cancellations.

Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	2,193	1,919	14.3%	$957,313	$848,732	12.8%	$437	$442	(1.1)%
Central	2,167	1,676	29.3	1,041,983	849,553	22.7	481	507	(5.1)
West	2,205	1,240	77.8	1,132,436	693,945	63.2	514	560	(8.2)
Total	6,565	4,835	35.8%	$3,131,732	$2,392,230	30.9%	$477	$495	(3.6)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 35.8% and 30.9% at March 31, 2020, respectively, compared to March 31, 2019. The increase in backlog units and sales value is primarily due to increased active selling communities resulting from the acquisition of WLH as well as organic growth. WLH contributed 1,211 backlog units for the first quarter of 2020. The change in average selling price for the three months ended March 31, 2020 compared to the same period in the prior year for all regions is as a result of product and geographical mix shifts across all segments, combined with the introduction of WLH into backlog.

Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	985	854	15.3%	$395,716	$348,167	13.7%	$402	$408	(1.5)%
Central	819	545	50.3	373,024	252,565	47.7	455	463	(1.7)
West	957	539	77.6	495,900	299,149	65.8	518	555	(6.7)
Total	2,761	1,938	42.5%	$1,264,640	$899,881	40.5%	$458	$464	(1.3)%

East:
The number of homes closed and home closings revenue, net increased by 15.3% and 13.7%, respectively, for the three months ended March 31, 2020 compared to the same period in the prior year. The increase in both units and dollars is primarily due to higher opening backlog in the current year period compared to the prior year period.

Central:
The number of homes closed and home closings revenue, net increased by 50.3% and 47.7%, respectively, for the three months ended March 31, 2020 compared to the same period in the prior year. The increase in both units and dollars was primarily due to the acquisition of WLH and the Central region experiencing a higher opening backlog in the current year period compared to the same period in the prior year.

West:
The number of homes closed and home closings revenue, net increased by 77.6% and 65.8%, respectively, for the three months ended March 31, 2020 compared to the same period in the prior year. The increase in both units and dollars is primarily due to the increase in active selling communities resulting from the acquisition of WLH.

Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Change
East	$22,624	$1,731	$20,893
Central	315	2,382	(2,067)
West	—	—	—
Total	$22,939	$4,113	$18,826

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The increase in land closings revenue for the three months ended March 31, 2020 in the East region is due to the sale of certain commercial assets we previously acquired in the AV Homes acquisition in 2018.

Amenity and Other Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Change
East	5,052	5,054	$(2)
Central	—	—	—
West	423	—	423
Corporate	24,606	—	24,606
Total	$30,081	$5,054	$25,027

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Urban Form operations from the acquisition of WLH. Urban Form primarily develops and constructs multi-use properties which consist of combinations of commercial space, retail, and multifamily units. As a result of the acquisition of WLH, our Corporate region now contains the activity relating to the operations of Urban Form which sold an asset in during the first quarter of 2020.

Home Closings Gross Margin and Adjusted Home Closings Gross Margin

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Home closings revenue, net	$395,716	$348,167	$373,024	$252,565	$495,900	$299,149	$1,264,640	$899,881
Cost of home closings	334,024	288,579	309,300	211,266	427,179	235,952	1,070,503	735,797
Home closings gross margin	61,692	59,588	63,724	41,299	68,721	63,197	194,137	164,084
Purchase accounting adjustment		—	7,037	—	21,329	—	28,366	—
Adjusted home closings gross margin	$61,692	$59,588	$70,761	$41,299	$90,050	$63,197	$222,503	$164,084
Home closings gross margin %	15.6%	17.1%	17.1%	16.4%	13.9%	21.1%	15.4%	18.2%
Adjusted home closings gross margin %	15.6%	17.1%	19.0%	16.4%	18.2%	21.1%	17.6%	18.2%

East:
Home closings gross margin percentage decreased to 15.6% from 17.1% for the three months ended March 31, 2020 and 2019, respectively. The primary driver for this decrease was product mix in our Florida markets. In addition, several markets in the East experienced higher land and development costs, which was partially offset by higher vendor rebates for the current year period compared to the prior year period.

Central:
Home closings gross margin percentage increased to 17.1% from 16.4% for the three months ended March 31, 2020 and 2019, respectively. The increase for the three months ended March 31, 2020 was primarily driven by an increase in demand in the majority of our Central region's markets as well as geographic and product mix which had lower construction costs. For the three months ended March 31, 2020, we recognized $7.0 million in purchase accounting adjustments that negatively impacted margin and partially offset the favorable variance.

West:
Home closings gross margin percentage decreased to 13.9% from 21.1% for the three months ended March 31, 2020 and 2019, respectively. The primary driver for the decrease was purchase accounting adjustments for the acquisition of WLH in several of the markets in the West. In addition, the product and geographical mix within WLH yielded a lower homebuilding gross margin than our legacy markets. For the three months ended March 31, 2020, we recognized $21.3 million in purchase accounting adjustments that negatively impacted margin.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
($ In thousands)	2020	2019
Financial services revenue	$22,888	$13,197
Financial services revenue - other	1,082	664
Title services revenue	4,069	2,183
Total financial services revenue	28,039	16,044
Financial services equity in income of unconsolidated entities	2,230	1,409
Total revenue	30,269	17,453
Financial services expenses	20,647	10,721
Financial services transaction expenses	1,400	—
Financial services income before income taxes	$8,222	$6,732
Total originations:
Number of Loans	1,699	901
Principal	$516,530	$316,760

	Three Months Ended March 31,
	2020	2019
Supplemental data:
Average FICO score	750	752
Funded origination breakdown:
Government (FHA,VA,USDA)	15%	13%
Other agency	78%	70%
Total agency	93%	83%
Non-agency	7%	17%
Total funded originations	100%	100%

Financial services revenue increased by 74.8% for the three months ended March 31, 2020 compared to the same period in the prior year. The increase in financial services revenue is due to increased closings primarily due to the acquisition of WLH.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.8% from 7.5% for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily driven by an increase in Home closings revenue, net as well as sustained leverage in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 4.0% from 4.1% for the three months ended March 31, 2020 compared to the same period in the prior year. The increase is primarily a result of higher stock based compensation expense due to the conversion and vesting of WLH equity awards as a result of our acquisition.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $2.4 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the three months ended March 31 2020, compared to the same period in the prior year, which was partially offset by our homebuilding joint ventures nearing close out.

Interest Income, Net
Interest income, net was $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense/Income, Net
Other expense/income, net was $6.3 million in expense and $1.4 million in income for the three months ended March 31, 2020 and 2019, respectively. The increase in other expense for the three months ended March 31, 2020 is as a result of higher pre-acquisition costs from projects we are no longer pursuing. The three months ended March 31, 2019 included insurance recoveries for losses incurred from previous years' hurricanes.

Transaction Expenses

Transaction expenses were $86.4 million for the three months ended March 31, 2020 and $4.1 million for the three months ended March 31, 2019. Transaction expenses for the three months ended March 31, 2020 consisted of acquisition related costs, from the acquisition of WLH in first quarter of 2020, which include investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs. Transaction expenses for the three months ended March 31, 2019 consisted of acquisition related costs from the acquisition of AV Homes in fourth quarter of 2018, which include compensation, legal fees, and other various integration costs.

Income Tax Provision
The effective tax rate for the three months ended March 31, 2020 and 2019 was (2.7)% and 24.7% respectively. The tax rate for the first quarter of 2020 was negative as the Company generated income tax expense on a loss before income taxes. The effective tax rate for the three months ended March 31, 2020 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes, non-deductible executive compensation, excess tax benefits related to stock based compensation, certain preferential treatment of deductions and credits relating to homebuilding activities and non-deductible costs incurred in connection with the acquisition of WLH.

Net Loss/Income
Net loss and diluted loss per share for the three months ended March 31, 2020 was $29.6 million and $0.26, respectively. Net income and diluted earnings per share for the three months ended March 31, 2019 was $51.3 million and $0.46, respectively. The decreases in net income and earnings per share from the prior year are primarily attributable to higher transaction expenses and other compensation expenses, including stock based compensation, as a result of the acquisition of WLH, and lower homebuilding margin.

Liquidity and Capital Resources
Liquidity

We finance our operations through the following:

•	Borrowings under our Revolving Credit Facility;

•	Our various series of Senior Notes;

•	Mortgage warehouse facilities;

•	Project-level real estate financing (including non-recourse loans, land banking, and joint ventures);

•	Performance, payment and completion surety bonds, and letters of credit; and

•	Cash generated from operations.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•	Cash generated from operations; and

•	Borrowings under our Revolving Credit Facility.

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

In response to emerging trends in the mortgage business, our wholly-owned mortgage subsidiary, TMHF, intends to begin retaining MSRs on certain of the loans it originates. Any servicing advances TMHF may make may be subject to delays in recovery to the extent the loans we service go into forbearance or delinquency. We do not currently expect our MSR portfolio to become a significant part of TMHF’s business, though a substantial increase in the volume of loans that we service coupled with a significant increase in the number of such loans which become delinquent or subject to forbearance, could affect TMHF’s short-term liquidity and revenue from operations. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and potentially beyond, we currently believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2020	December 31, 2019
Cash, excluding Restricted Cash	$507,761	$326,437

Revolving Credit Facility	800,000	600,000
Letters of Credit Outstanding	(86,821)	(77,719)
Revolving Credit Facility Borrowings Outstanding (1)	(485,000)	—
Revolving Credit Facility Availability	228,179	522,281

Total Liquidity	$735,940	$848,718
(1)As a precautionary measure during the COVID-19 pandemic, we made the decision in March 2020 to borrow $485.0 million on our Revolving Credit Facility.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $72.1 million for the three months ended March 31, 2020 compared to a net cash used in operating activities of $28.3 million for the three months ended March 31, 2019. The cash provided by operating activities during 2020 was due to less spend on real estate inventory and land deposits and an increase in customer deposits. This was partially offset by a decrease in accounts payable, accrued expenses, and other liabilities balances. The cash used in operating activities during 2019 was due to spend on real estate inventory and land deposits that was partially offset by a decrease in receivables, prepaids, and other assets and net income.

Investing Cash Flow Activities
Net cash used in investing activities was $211.8 million for the three months ended March 31, 2020, as compared to $4.1 million used in investing activities for the three months ended March 31, 2019. The cash used in investing activities during 2020 was due to the WLH acquisition. The cash used in investing activities for 2019 was primarily due to the increase spend in property and equipment.

Financing Cash Flow Activities
Net cash provided by financing activities was $322.6 million for the three months ended March 31, 2020 compared to $125.7 million used in financing activities for the three months ended March 31, 2019. The cash provided by during 2020 was due to the increase in borrowing on the revolving credit facility. Our borrowings were used to settle the assumed WLH revolving credit facility of $160.8 million and the Senior Notes 2022 for $52.0 million. In addition, we borrowed on our Revolving Credit Facility as a precautionary measure as a result of COVID-19. The cash used in financing activities during 2019 was primarily for net repayments of debt and Common Stock repurchases, partially offset by proceeds from the issuance of Senior Notes.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facility, see Note 9 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report

Off-Balance Sheet Arrangements as of March 31, 2020

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

For the three months ended March 31, 2020, total cash invested in unconsolidated joint ventures was $3.0 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of March 31, 2020, we had outstanding land purchase and lot option contracts of $502.3 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At March 31, 2020, we had non-refundable deposits totaling $167.0 million.

In connection with our acquisition of WLH, we acquired various land banking arrangements. As of March 31, 2020, we had the right to purchase 3,542 lots under such land agreements for an aggregate purchase price of $345.4 million.

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

•
the condition of the real estate market and general economic conditions in the areas in which we operate, including the duration and extent of the impact of the COVID-19 pandemic and our planned reduced land investments and phased development as discussed above under "COVID-19 Impact and Strategy";

•	mix of homes closed;

•	construction timetables;

•	prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes;

•	the cost and availability of materials and labor; and

•	weather conditions in the markets in which we build.

As a result of seasonal activity and the COVID-19 pandemic, our quarterly results of operations and financial position are not necessarily representative of the results we expect for the full year.

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
Critical Accounting Policies -
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2020 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2020, approximately 83% of our debt was fixed rate and 17% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of March 31, 2020, we had $485.0 million in outstanding borrowings under our Revolving Credit Facility. We had $228.2 million of additional availability for borrowings including $113.2 million of additional availability for letters of credit under our Revolving Credit Facility as of March 31, 2020 (giving effect to $86.8 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2020. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2020	2021	2022	2023	2024	Thereafter	Total
Fixed Rate Debt	$116.6	$103.7	$29.4	$724.8	$358.6	$1,703.0	$3,036.1	$2,849.7
Weighted average interest rate(1)	2.8%	2.8%	2.8%	5.8%	5.8%	5.9%	5.6%
Variable Rate Debt(2)	$639.1	$—	$—	$—	$—	$—	$639.1	$639.1
Weighted average interest rate	3.6%	—	—	—	—	—	3.6%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2020, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.4 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2020.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 31, 2020, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Management excluded from its assessment the internal control over financial reporting for WLH, which was acquired on February 6, 2020, and represented 29.2% of the Company's consolidated total assets (excluding capitalized interest, inclusive of goodwill) and 20.3% of the Company's consolidated homebuilding revenues as of and for the three months ended March 31, 2020.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As mentioned above, the Company acquired WLH on February 6, 2020. The Company is in the process of reviewing the internal control structure as a result of the acquisition and, if necessary, will make appropriate changes to its overall internal control over financial reporting process

PART II — OTHER INFORMATION

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

ITEM 1A. RISK FACTORS
Part I, Item 1A. of our Annual Report include risk factors may materially affect our business, financial condition or results of operations. Below is an update to the risk factors which affect our industry and our business. You should carefully consider the risk factors set forth in our Annual Report, the information below and other information set forth elsewhere in this quarterly report. You should be aware that these risk factors and other information may not describe every risk facing our Company.

The scale and scope of the recent COVID-19 (coronavirus) outbreak and resulting pandemic is unknown and will adversely impact our business. The overall impact on our business, operating results, cash flows and/or financial condition could be material.

In December 2019, a novel coronavirus disease was reported, and in March 2020, the WHO characterized COVID-19 as a pandemic. Also in March 2020, the United States declared a national emergency and several states have declared public health emergencies concerning the outbreak and have taken preventative measures to try to contain the spread of the coronavirus. These measures have included “stay at home” orders and similar mandates for many individuals to restrict daily activities and for many businesses to curtail or cease normal operations.

While we have pivoted our operations depending on the market and scope of restrictions and focused on transforming our customer experience online through innovative digital options, the COVID-19 pandemic has nonetheless adversely impacted our sales pace and deliveries. In addition, we plan to curtail our investments in land acquisitions and phase development in the second quarter of 2020 and likely beyond. These actions are expected to reduce growth, and may cause a decline of our lot count and the volume of homes delivered in future periods. However, the extent to which the COVID-19 pandemic may impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment for our business. The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the risk factors contained in our Annual Report on Form 10-K, including the impact of:

•	A decrease in consumer confidence generally and the confidence of potential homebuyers in particular,

•
unfavorable general and local economic conditions for our customers, the markets in which we operate and the homebuilding industry generally, including a slowdown or severe downturn in the housing market,

•	potential delays in home closings or higher rates of cancellations,

•
a significant disruption in service within our operations, including as a result of having to increasingly shift towards a remote selling environment, virtual appointments for house tours and new home demonstrations and “curbside” or “drive thru” closings,

•
a disruption to our financial services businesses, including our ability to sell and service the mortgages that we originate, as a result of evolving government regulation, liquidity concerns or otherwise,

•
increased costs associated with compliance with substantial government regulation, including new laws or regulations or changes in existing laws or regulations, such as the classification of residential construction as “essential” business in the markets in which we operate and any changes to such classification, which laws or regulations may vary significantly by jurisdiction,

•	economic and market conditions affecting the value of our land inventory or our option contracts or our investments in unconsolidated entities,

•	an increase in unemployment levels leading to a potential decrease in demand for our homes and/or an increase in the number of loan delinquencies and property repossessions,

•
disruptions in our business strategy due to our curtailment of non-essential cash expenditures including, but not limited to, temporarily reducing or deferring new land acquisitions, phasing development and implementing a revised cadence on all new inventory homes starts,

•	increase in the cost or availability of building materials or the availability of subcontractors, vendors or other third parties,

•	demand from foreign buyers for our homes, particularly due to the widespread impact of the COVID-19 pandemic,

•	fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity,

•	significant stock market declines resulting affecting the price of our common stock, and

•	cyberattacks or other privacy or data security incidents due to the increased use of remote work environments and virtual platforms.
In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas. We may experience decreased employee productivity, including as a result of division and corporate office team members shifting to a work-from-home protocol. Our operations could be disrupted if key members of our senior management, our directors or a significant percentage of our employees are unable to continue to work because of illness, government directives or otherwise. Additionally, we have incurred, and may continue to incur, increased costs associated with implementing additional personal and workplace safety protocols and employee-related measures, including providing additional paid time off for all field team members and any team members testing positive for COVID-19 and covering out-of-pocket costs for any team members testing positive for COVID-19. We may also encounter delays in responsiveness by governments, municipalities, and other third parties in other matters arising in the ordinary course of business due to their prioritization of matters relating to COVID-19.

There is significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic, as well as its impact on the U.S. economy and consumer confidence, the extent of which depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the scope and timeline of efforts to restart the economy in various markets in which we operate and the impact of these and other factors on our employees, customers, suppliers and partners. Such impact on our business, operating results, cash flows and/or financial condition could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
January 1 to January 31, 2020	—	$—	—	$—
February 1 to February 29, 2020	—	$—	—	$100,000
March 1 to March 31, 2020	5,436,479	$16.58	5,436,479	$9,837
Total	5,436,479		5,436,479
(1) On February 28, 2020, we announced that our Board of Directors had authorized a renewal of its stock repurchase program until December 31, 2020. The stock repurchase program permits the repurchase of up to $100 million of the Company's Common Stock. The previous repurchase program expired on December 31, 2019. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions through December 31, 2020.

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

2.1*†^
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

2.3*†^
Agreement and Plan of Merger, dated November 5, 2019, by and among Taylor Morrison, Merger Sub and William Lyon Homes (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-235410)).

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

4.1
Indenture, dated as of February 10, 2020, relating to Taylor Morrison Communities, Inc.’s 6.00% Senior Notes due 2023, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 11, 2020).

4.2
Indenture, dated as of February 10, 2020, relating to Taylor Morrison Communities, Inc.’s 5.875% Senior Notes due 2025, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 11, 2020).

4.3
Indenture, dated as of February 10, 2020, relating to Taylor Morrison Communities, Inc.’s 6.625% Senior Notes due 2027, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 11, 2020).

4.4
Eighth Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of March 5, 2014, among Taylor Morrison Communities, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 11, 2020).

4.5
Fifth Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of April 16, 2015, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed February 11, 2020).

4.6
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of June 5, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed February 11, 2020).

4.7
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of August 1, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed February 11, 2020).

4.8
Indenture, dated as of March 9, 2018, relating to William Lyon Homes, Inc.’s 6.00% Senior Notes due 2023, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on March 15, 2018).

4.9
Indenture, dated as of January 31, 2017, relating to William Lyon Homes, Inc.’s 5.875% Senior Notes due 2025, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on January 31, 2017).

4.10
Indenture, dated as of July 9, 2019, relating to William Lyon Homes, Inc.’s 6.625% Senior Notes due 2027, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on July 9, 2019).

4.11
Second Supplemental Indenture, dated December 18, 2019, to the Indenture, dated as of March 19, 2018, among William Lyon Homes, Inc., the guarantors from time to time party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on December 19, 2019).

4.12
Second Supplemental Indenture, dated December 18, 2019, to the Indenture, dated as of January 31, 2017, among William Lyon Homes, Inc., the guarantors from time to time party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on December 19, 2019).

4.13
First Supplemental Indenture, dated December 18, 2019, to the Indenture, dated as of July 9, 2019, among William Lyon Homes, Inc., the guarantors from time to time party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on December 19, 2019).

10.1
Credit Agreement, dated as of February 6, 2020, among the Borrower, Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., each lender from time to time party thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 6, 2020).

10.2	Warrant dated February 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 6, 2020).

10.3*†	Letter agreement, dated as of April 8, 2020, between Taylor Morrison, Inc. and Sheryl D. Palmer

10.4*†	Letter agreement, dated as of April 8, 2020, between Taylor Morrison, Inc. and Darrell C. Sherman

10.5*†	Letter agreement, dated as of April 8, 2020, between Taylor Morrison, Inc. and C. David Cone

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in inline XBRL (and contained in Exhibit 101).
* Filed herewith
** Furnished herewith
*†^ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	May 11, 2020
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)