Form 10-Q
period 2020-06-30
Taylor Morrison Home Corp
filed 2020-08-06
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2020
Common stock, $0.00001 par value	129,694,810

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$674,685	$326,437
Restricted cash	2,218	2,135
Total cash, cash equivalents, and restricted cash	676,903	328,572
Owned inventory	5,595,951	3,967,359
Consolidated real estate not owned	175,710	19,185
Total real estate inventory	5,771,661	3,986,544
Land deposits	152,960	39,810
Mortgage loans held for sale	209,927	190,880
Derivative assets	7,212	2,099
Lease right of use assets	75,656	36,663
Prepaid expenses and other assets, net	205,954	85,515
Other receivables, net	97,588	70,447
Investments in unconsolidated entities	112,333	128,759
Deferred tax assets, net	277,106	140,466
Property and equipment, net	96,504	85,866
Intangible assets, net	1,090	637
Goodwill	637,440	149,428
Total assets	$8,322,334	$5,245,686
Liabilities
Accounts payable	$215,063	$164,580
Accrued expenses and other liabilities	408,665	325,368
Lease liabilities	84,201	42,317
Income taxes payable	9,320	3,719
Customer deposits	198,763	167,328
Estimated development liability	36,132	36,705
Senior notes, net	2,760,718	1,635,008
Loans payable and other borrowings	374,238	182,531
Revolving credit facility borrowings	485,000	—
Mortgage warehouse borrowings	149,784	123,233
Liabilities attributable to consolidated real estate not owned	175,710	19,185
Total liabilities	4,897,594	2,699,974
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Total stockholders’ equity	3,424,740	2,545,712
Total liabilities and stockholders’ equity	$8,322,334	$5,245,686

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Home closings revenue, net	$1,470,994	$1,232,261	$2,735,634	$2,132,142
Land closings revenue	10,546	5,858	33,485	9,971
Financial services revenue	40,297	22,819	68,336	38,863
Amenity and other revenue	4,848	4,488	34,929	9,542
Total revenue	1,526,685	1,265,426	2,872,384	2,190,518
Cost of home closings	1,244,224	1,010,069	2,314,727	1,745,866
Cost of land closings	10,287	3,792	37,419	6,484
Financial services expenses	22,796	13,045	43,443	23,766
Amenity and other expenses	5,200	4,746	34,861	8,588
Total cost of revenue	1,282,507	1,031,652	2,430,450	1,784,704
Gross margin	244,178	233,774	441,934	405,814
Sales, commissions and other marketing costs	94,038	82,615	180,365	150,044
General and administrative expenses	51,112	42,202	101,638	78,656
Equity in income of unconsolidated entities	(3,495)	(3,561)	(5,921)	(5,880)
Interest income, net	(337)	(958)	(897)	(1,291)
Other (income)/expense, net	(696)	(489)	5,595	(1,881)
Transaction expenses	18,712	1,750	105,086	5,879
Loss on extinguishment of debt	—	2,196	—	2,196
Income before income taxes	84,844	110,019	56,068	178,091
Income tax provision	17,622	28,131	18,403	44,922
Net income before allocation to non-controlling interests	67,222	81,888	37,665	133,169
Net income attributable to non-controlling interests — joint ventures	(1,548)	(37)	(3,423)	(187)
Net income available to Taylor Morrison Home Corporation	$65,674	$81,851	$34,242	$132,982
Earnings per common share
Basic	$0.51	$0.77	$0.27	$1.23
Diluted	$0.50	$0.76	$0.27	$1.21
Weighted average number of shares of common stock:
Basic	129,629	106,238	125,768	108,363
Diluted	130,364	107,232	126,726	109,479

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before non-controlling interests, net of tax	$67,222	$81,888	$37,665	$133,169
Post-retirement benefits adjustments, net of tax	—	—	(13)	(284)
Comprehensive income	67,222	81,888	37,652	132,885
Comprehensive loss attributable to non-controlling interests — joint ventures	(1,548)	(37)	(3,423)	(187)
Comprehensive income available to Taylor Morrison Home Corporation	$65,674	$81,851	$34,229	$132,698

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – March 31, 2020	129,594,663	$1	$2,970,812	25,379,911	$(433,687)	$750,919	$871	$134,125	$3,423,041
Net income	—	—	—	—	—	65,674	—	1,548	67,222
Exercise of stock options	52,373	—	823	—	—	—	—	—	823
Issuance of restricted stock units, net of shares withheld for tax(1)	31,715	—	(177)	—	—	—	—	—	(177)
Settlement of equity in connection with business combinations	—	—	(60,742)	—	—	—	—	—	(60,742)
Stock compensation expense	—	—	4,986	—	—	—	—	—	4,986
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(30,408)	(30,408)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	19,995	19,995
Balance – June 30, 2020	129,678,751	$1	$2,915,702	25,379,911	$(433,687)	$816,593	$871	$125,260	$3,424,740
(1) Amount represents the dollar amount of shares withheld for taxes.

For the three months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – March 31, 2019	109,066,720	$1	$2,073,542	15,930,963	$(263,926)	$578,829	$2,285	$4,581	$2,395,312
Net income	—	—	—	—	—	81,851	—	37	81,888
Exercise of stock options	116,180	—	1,866	—	—	—	—	—	1,866
Issuance of restricted stock units, net of shares withheld for tax(1)	14,091	—	(10)	—	—	—	—	—	(10)
Repurchase of common stock	(4,012,469)	—	—	4,012,469	(79,600)	—	—	—	(79,600)
Stock compensation expense	—	—	3,826	—	—	—	—	—	3,826
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(31)	(31)
Balance – June 30, 2019	105,184,522	$1	$2,079,224	19,943,432	$(343,526)	$660,680	$2,285	$4,587	$2,403,251
(1) Amount represents the dollar amount of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net income	—	—	—	—	—	34,243	—	3,423	37,666
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Exercise of stock options	302,522	—	5,371	—	—	—	—	—	5,371
Issuance of restricted stock units, net of shares withheld for tax(1)	634,133	—	(7,252)	—	—	—	—	—	(7,252)
Issuance of equity in connection with business combinations, including warrants	28,327,290	—	789,179	—	—	—	—	—	789,179
Repurchase of common stock	(5,436,479)	—		5,436,479	(90,163)	—	—	—	(90,163)
Stock compensation expense	—	—	16,882	—	—	—	—	—	16,882
Stock compensation expense related to WLH acquisition	—	—	5,106	—	—	—	—	—	5,106
WLH equity award accelerations due to change in control	—	—	8,421	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(23,673)	(23,673)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	137,504	137,504
Balance – June 30, 2020	129,678,751	$1	$2,915,702	25,379,911	$(433,687)	$816,593	$871	$125,260	$3,424,740
(1) Amount represents the dollar amount of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2018	112,965,856	$1	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$2,418,735
Net income	—	—	—	—	—	132,982	—	187	133,169
Other comprehensive loss	—		—			—	284	—	284
Exercise of stock options	119,356	—	1,905	—	—	—	—	—	1,905
Issuance of restricted stock units, net of shares withheld for tax(1)	488,658	—	(1,503)	—	—	—	—	—	(1,503)
Repurchase of common stock	(8,389,348)	—	—	8,389,348	(157,439)	—	—	—	(157,439)
Stock compensation expense	—	—	7,243	—	—	—	—	—	7,243
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(17)	(17)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	874	874
Balance – June 30, 2019	105,184,522	$1	$2,079,224	19,943,432	$(343,526)	$660,680	$2,285	$4,587	$2,403,251
(1) Amount represents the dollar amount of shares withheld for taxes.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$37,665	$133,169
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(5,921)	(5,880)
Stock compensation expense	21,988	7,243
Loss on extinguishment of debt	—	2,196
Distributions of earnings from unconsolidated entities	6,209	6,316
Depreciation and amortization	17,617	14,354
Operating lease expense	8,591	4,377
Debt issuance costs/(premium) amortization	(1,631)	(181)
Land held for sale write-downs	4,347	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	165,354	(104,102)
Mortgages held for sale, prepaid expenses and other assets	(5,926)	54,185
Customer deposits	26,943	7,519
Accounts payable, accrued expenses and other liabilities	28,934	25,206
Income taxes payable	19,034	1,272
Net cash provided by operating activities	323,204	145,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,051)	(12,027)
Payments for business acquisitions, net of cash acquired	(279,193)	—
Distributions of capital from unconsolidated entities	22,046	15,702
Investments of capital into unconsolidated entities	(4,590)	(5,115)
Net cash used in investing activities	(278,788)	(1,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	48,234	5,147
Repayments of loans payable and other borrowings	(60,937)	(19,847)
Borrowings on revolving credit facility	695,000	95,000
Repayments on revolving credit facility	(210,000)	(95,000)
Borrowings on mortgage warehouse	1,061,089	489,694
Repayment on mortgage warehouse	(1,079,481)	(540,589)
Proceeds from the issuance of senior notes	—	493,909
Repayments on senior notes	(50,000)	(550,000)
Payment of deferred financing costs	(3)	—
Proceeds from stock option exercises	5,371	1,905
Payment of principle portion of finance lease	(1,325)	—
Repurchase of common stock, net	(90,163)	(157,439)
Payment of taxes related to net share settlement of equity awards	(7,252)	(1,503)
Changes and (distributions to)/contributions to non-controlling interests of consolidated joint ventures, net	(6,618)	857
Net cash provided by/(used in) financing activities	303,915	(277,866)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$348,331	$(133,632)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	328,572	331,859
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$676,903	$198,227
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes refund/(paid), net	$520	$(3,631)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$117,345	$53,237
Change in inventory not owned	$(33,456)	$15,205
Issuance of common stock in connection with business acquisition	$798,863	$—
Net non-cash contributions from non-controlling interests	$6,376	$—
Non-cash portion of loss on debt extinguishment	$1,723	$—
Beginning operating lease right of use assets due to adoption of ASU 2016-02	$—	$27,384
Beginning operating lease right of use liabilities due to adoption of ASU 2016-02	$—	$30,331

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of June 30, 2020, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding segments operate under our Taylor Morrison, Darling Homes, and William Lyon Signature brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments generally offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. As part of our acquisition of William Lyon Homes (“WLH”), discussed below, we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of combinations of commercial space, retail, and multifamily units. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

On February 6, 2020, we completed the acquisition of WLH, one of the nation's largest homebuilders in the Western United States. WLH designs, constructs, markets and sells single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon, and Texas. Refer to Note 3 - Business Combinations for additional information and a discussion of recent transaction settlements with certain WLH shareholders.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide and various state and local governments issued “shelter-in-place” orders which have impacted and restricted various aspects of our business. Since that time, the COVID-19 pandemic has continued to have a widespread effect on the economy. Subsequently, some states have begun a phased reopening of business operations; however, the United States continues to struggle with rolling outbreaks of the virus. As of the date of this filing, all of our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers. The impacts of COVID-19 are described throughout this filing.

On July 22, 2020, we issued an aggregate principal amount of $500.0 million 5.125% Senior Notes due 2030 (the “Senior Notes”). We used the net proceeds from the Senior Notes offering, together with $124.3 million of cash on hand, to redeem $266.9 million aggregate principal amount of our 2023 6.00% TM Communities Notes (as defined below) and $333.1 million aggregate principal amount of our 2025 5.875% TM Communities Notes (as defined below). Refer to Note 19 - Subsequent Events for an additional discussion.

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

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of acquired assets, valuation of goodwill, valuation of development liabilities, valuation of equity awards, valuation allowance on deferred tax assets, and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. As a result of the COVID-19 pandemic, we performed a qualitative impairment test as of June 30, 2020. Taking into consideration the fluctuations in the equity markets, general economic conditions, homebuilding industry conditions, the company's overall financial performance, and the gap between our net assets and market capitalization as of June 30, 2020, we concluded there were no indicators that goodwill was impaired. However, an impairment of goodwill may occur in future periods as a result of significant impacts from the disruptions caused by the COVID-19 pandemic. We will continue to evaluate factors affecting these conclusions throughout 2020.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test and removes the requirement to determine the fair value of the individual assets and liabilities in order to calculate a reporting unit's implied goodwill. ASU 2017-04 was effective for us on beginning January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statement disclosures.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2020 and 2019, no impairment charges were recorded. However, a significant change in the fair value of our inventory as a result of further disruptions from the impact of the COVID-19 pandemic may result in the recording of impairment charges for one or more communities in future periods.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2020 and December 31, 2019, we had no inactive projects.

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is consolidated into Consolidated real estate not owned with a corresponding liability in Liabilities attributable to consolidated real estate not owned in the Condensed Consolidated Balance Sheets. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements acquired in the acquisition of WLH to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit of 15% to 25% of the total purchase price. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have legal title to these entities or their assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings.

We evaluate our investments in unconsolidated and consolidated joint ventures for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and six months ended June 30, 2020 and 2019. However, as with our own operations, factors related to the COVID-19 pandemic could impact these unconsolidated entities and could lead to an impairment of our investments therein in future periods. We will continue to evaluate these trends and their potential impact during the remainder of 2020.

Prepaid Expenses and Other Assets, net — Prepaid expenses consist of sales commissions, model home costs, such as design fees and furniture, and the unamortized issuance costs for the Revolving Credit Facility. Other assets consist of various operating and escrow deposits, pre-acquisition costs, and other deferred costs. Build-to-rent assets consist of land and development costs relating to our projects under construction. In connection with the acquisition of WLH, Prepaid expenses and other assets, net also include the assets for Urban Form which primarily consist of land and development costs relating to projects under construction.

Revenue Recognition — We recognize revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”). The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

Home and land closings revenue
Under Topic 606, the following steps are applied to determine the proper home closings revenue and land closings revenue recognition: (1) we identify the contract(s) with our customer; (2) we identify the performance obligations in the contract; (3) we determine the transaction price; (4) we allocate the transaction price to the performance obligations in the contract; and (5) we recognize revenue when (or as) we satisfy the performance obligation. For our home sales transactions, we have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:
•Revenue from closings of residential real estate is recognized when closings have occurred, the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

Amenity and other revenue
We own and operate certain amenities such as golf courses, club houses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from the club members, which are invoiced on a monthly basis. Revenue from our golf club operations is also included in amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets which include multi-use properties as part of our Urban Form operations.

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

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us in our fiscal year beginning January 1, 2021. We are currently evaluating the impact of the adoption of ASU 2019-12 on our condensed consolidated financial statements and disclosures.

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

On June 3 and 4, 2020, three dissenting former WLH shareholders filed petitions for appraisal in the Delaware Court of Chancery, in connection with the merger transaction whereby we acquired WLH. The petitioners did not accept the merger consideration and sought a judicial determination of the “fair value” of their shares. On June 29, 2020, we entered into a settlement agreement pursuant to which the petitioners released their claims in exchange for a subsequent total cash payment of approximately $69.7 million. As a result, the total purchase price for the acquisition remained unchanged however, the total cash paid increased to $157.8 million, and the total equity issued, excluding warrants, comprised 28.3 million shares of TMHC Common Stock with a value of $773.5 million.

We performed a preliminary allocation of purchase price as of the acquisition date based on management's estimates of fair value. We determined the preliminary fair value of inventory on a community-level basis, using a reasonable range of market comparable gross margins based on the inventory geography and product type. These estimates are significantly impacted by assumptions related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates were made for each individual community and varied significantly between communities. We believe our estimates and assumptions are reasonable; however, the preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information is available, but no later than one year from the acquisition date.

The following is a summary as of June 30, 2020, of management's estimate of the fair value of assets acquired and liabilities assumed on the date of acquisition. These estimates have been updated and revised to reflect our continuing effort to value several long-term inventory assets of the former WLH. In addition, we incur various costs and expenses in connection with our acquisitions. For the acquisition of WLH such costs primarily consisted of investment banking fees, severance, compensation, and legal fees, among other items, and for the three and six months ended June 30, 2020, totaled $18.7 million and $105.1 million, respectively, which are presented in Transaction expenses on the condensed consolidated statement of operations.

(Dollars in thousands)
Acquisition Date	February 6, 2020
Assets acquired
Real estate inventory	$2,099,347
Prepaid expenses and other assets(1)	264,170
Deferred tax assets, net	136,640
Goodwill(2)	488,012
Total assets	$2,988,169

Less liabilities assumed
Accrued expenses and other liabilities	$448,521
Total debt(3)	1,306,578
Non-controlling interest	116,157
Net assets acquired	$1,116,913
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $439.3 million and $48.7 million of goodwill to the West and Central homebuilding segments, respectively.
(3) See Note 9 - Debt for discussion relating to acquired debt

The following presents the changes in fair value estimates from previously reported balance as of March 31 ,2020:

•Real estate inventory decreased by approximately $35.0 million
•Prepaid expenses and other assets increased by approximately $2.5 million
•Deferred tax assets, net increased by approximately $8.4 million
•Accrued expenses and other liabilities increased by approximately $1.2 million

As a result of the changes in fair value estimates above, goodwill increased by approximately $25.3 million. In the three months ended June 30, 2020, we recorded adjustments for the revised fair value estimates which included a reduction to cost of home closings of $0.7 million as a result of the current estimate of real estate inventory, and a reduction to general and administrative expense of $0.2 million for the changes in depreciation and amortization as a result of the current estimate of prepaid expenses and other assets.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands except per share data)	2020 (Pro forma)	2019 (Pro forma)	2020 (Pro forma)	2019 (Pro forma)
Total revenues	$1,526,685	$1,730,895	$2,959,482	$3,111,851

Net income before allocation to non-controlling interests	$80,396	$83,056	$79,130	$85,394
Net income attributable to non-controlling interests — joint ventures	(1,548)	(4,016)	(2,536)	(11,181)
Net income available to TMHC	$78,848	$79,040	$76,594	$74,213

Weighted average shares - Basic	129,964	134,901	154,431	136,244
Weighted average shares - Diluted	130,700	135,896	155,389	137,360

Earnings per share - Basic	$0.61	$0.59	$0.50	$0.54
Earnings per share - Diluted	$0.60	$0.58	$0.49	$0.54
For the three and six months ended June 30, 2020, total revenue on the condensed consolidated statement of operations included $384.4 million and $667.0 million, respectively, from WLH since the date of acquisition. For the three and six months ended June 30, 2020, income before income taxes on the condensed consolidated statement of operations included losses of $64.5 million and $96.2 million, respectively, from WLH since the date of acquisition.
4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income available to TMHC	$65,674	$81,851	$34,242	$132,982
Denominator:
Weighted average shares – basic	129,629	106,238	125,768	108,363
Restricted stock units	585	684	721	850
Stock Options	150	310	237	266
Weighted average shares – diluted	130,364	107,232	126,726	109,479
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.51	$0.77	$0.27	$1.23
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.50	$0.76	$0.27	$1.21

We excluded a total weighted average of 4,225,888 and 3,136,455 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) and 3,530,837 and 3,003,921 stock options and unvested RSUs from the calculation of earnings per share for the three and six months ended June 30, 2020 and 2019, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Real estate developed and under development	$3,998,690	$2,805,506
Real estate held for development or held for sale (1)	173,522	146,471
Operating communities (2)	1,280,299	899,789
Capitalized interest	143,440	115,593
Total owned inventory	5,595,951	3,967,359
Real estate not owned	175,710	19,185
Total real estate inventory	$5,771,661	$3,986,544
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets. As of December 31, 2019, all inventory relating to our Chicago operations were deemed held for sale and included in Total owned inventory on the condensed consolidated balance sheet. As of June 30, 2020, there was no held for sale inventory relating to our Chicago operations.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2020		December 31, 2019
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw(1)	10,652	$307,438	13,804	$477,997
Partially developed	21,674	1,544,321	13,298	914,689
Finished	21,370	2,320,453	15,504	1,559,291
Total	53,696	$4,172,212	42,606	$2,951,977
(1) Commercial assets included in number of owned lots and book value of land and development.

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as Land deposits until the associated property is purchased.

As of June 30, 2020 and December 31, 2019, we had the right to purchase 7,423 and 4,263 lots under land option purchase contracts, respectively, for an aggregate purchase price of $507.1 million and $289.7 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against us. As of June 30, 2020 and December 31, 2019, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $153.0 million and $39.8 million, respectively.

In connection with our acquisition of WLH, we acquired various land banking arrangements. As of June 30, 2020, we had the right to purchase 3,439 lots under such land agreements for an aggregate purchase price of $434.5 million.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest capitalized - beginning of period	$128,870	$106,918	$115,593	$96,031
Interest incurred	43,237	28,960	80,812	56,753
Interest amortized to cost of home closings	(28,667)	(24,076)	(52,965)	(40,982)
Interest capitalized - end of period	$143,440	$111,802	$143,440	$111,802

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	June 30, 2020	December 31, 2019
Assets:
Real estate inventory	$334,093	$367,225
Other assets	117,404	132,812
Total assets	$451,497	$500,037
Liabilities and owners’ equity:
Debt	$186,647	$178,686
Other liabilities	20,905	20,490
Total liabilities	207,552	199,176
Owners’ equity:
TMHC	112,333	128,759
Others	131,612	172,102
Total owners’ equity	243,945	300,861
Total liabilities and owners’ equity	$451,497	$500,037

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$46,172	$98,252	$95,144	$159,268
Costs and expenses	(36,353)	(84,480)	(77,847)	(137,300)
Income of unconsolidated entities	$9,819	$13,772	$17,297	$21,968
TMHC’s share in income of unconsolidated entities	$3,495	$3,561	$5,921	$5,880
Distributions to TMHC from unconsolidated entities	$20,053	$16,403	$28,255	$22,018

Consolidated Entities:
As a result of the acquisition of WLH, we have a total of 25 joint ventures as of June 30, 2020 for the purpose of land development and homebuilding activities, which we have determined to be variable interest entities (“VIEs”). As the managing member, we have the power to direct the activities of the VIEs, or joint ventures, since we oversee the daily operations and based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of the joint ventures, and the entities are consolidated as of June 30, 2020.

As of June 30, 2020, the assets of the consolidated joint ventures totaled $435.3 million, of which $15.2 million was cash and cash equivalents and $384.0 million was owned inventory. The liabilities of the consolidated joint ventures totaled $210.8 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Real estate development costs to complete	$28,045	$20,598
Compensation and employee benefits	98,643	95,585
Self-insurance and warranty reserves	117,462	120,048
Interest payable	52,981	23,178
Property and sales taxes payable	15,412	12,537
Other accruals	96,122	53,422
Total accrued expenses and other liabilities	$408,665	$325,368

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reserve - beginning of period	$121,964	$87,887	$120,048	$93,790
Net additions to reserves due to WLH acquisition	—	—	9,130	—
Other additions to reserves	17,005	11,286	26,743	16,897
Cost of claims incurred	(23,277)	(15,935)	$(42,264)	(28,622)
Changes in estimates to pre-existing reserves	1,770	(2,127)	$3,805	(954)
Reserve - end of period	$117,462	$81,111	$117,462	$81,111

8. ESTIMATED DEVELOPMENT LIABILITY

The estimated development liability consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. We obtained third-party engineer evaluations and recorded this liability at fair value during purchase accounting for our acquisition of AV Homes in 2018 to reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

9. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2020			December 31, 2019
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.875% Senior Notes due 2023	350,000	(1,584)	348,416	350,000	(1,867)	348,133
6.00% Senior Notes due 2023(1)	350,000	15,054	365,054	—	—	—
5.625% Senior Notes due 2024	350,000	(1,974)	348,026	350,000	(2,244)	347,756
5.875% Senior Notes due 2025(1)	436,886	—	436,886	—	—	—
5.875% Senior Notes due 2027	500,000	(5,418)	494,582	500,000	(5,808)	494,192
6.625% Senior Notes due 2027(1)	300,000	22,514	322,514	—	—	—
5.75% Senior Notes due 2028	450,000	(4,760)	445,240	450,000	(5,073)	444,927
Senior Notes subtotal	2,736,886	23,832	2,760,718	1,650,000	(14,992)	1,635,008
Loans payable and other borrowings	374,238	—	374,238	182,531	—	182,531
Revolving Credit Facility	485,000	—	485,000	—	—	—
Mortgage warehouse borrowings	149,784	—	149,784	123,233	—	123,233
Total debt	$3,745,908	$23,832	$3,769,740	$1,955,764	$(14,992)	$1,940,772
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
In connection with our acquisition of WLH, Taylor Morrison Communities, Inc. (“TM Communities”) offered to exchange (the “Exchange Offers”) any and all outstanding notes of three series of senior notes issued by WLH (the “William Lyon Notes”) for up to $1.1 billion aggregate principal amount of new notes (the “New Notes”) to be issued by TM Communities. The Exchange Offers were settled on February 10, 2020. All validly tendered and not validly withdrawn William Lyon Notes were accepted for exchange in the Exchange Offers and such William Lyon Notes were retired, canceled, and not reissued. Following such cancellation, $26.0 million aggregate principal amount of 6.00% Senior Notes due 2023 of WLH, $8.5 million aggregate principal amount of 5.875% Senior Notes due 2025 of WLH, and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 of WLH remained outstanding. In connection with the consummation of the Exchange Offers, WLH entered into supplemental indentures to eliminate substantially all of the covenants in the indentures governing the William Lyon Notes, including the requirement to offer to purchase such notes upon a change of control and to eliminate certain other restrictive provisions and events that may lead to an “Event of Default” in such indentures. The New Notes were issued by TM Communities and consist of $324.0 million aggregate principal amount of 6.00% Senior Notes due 2023, $428.4 million aggregate principal amount of 5.875% Senior Notes due 2025, and $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027. The William Lyon Notes and the New Notes are discussed further below.

In July 2020, TM Communities also completed a $500.0 million offering of 5.125% Senior Notes due 2030. Refer to Note 19 – Subsequent Events for further information.

As of June 30, we were in compliance with all of the covenants under the Senior Notes.

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

6.00% Senior Notes due 2023
On February 10, 2020, we completed the Exchange Offers as described above following which we had $324.0 million aggregate principal amount of 6.00% Senior Notes due 2023 issued by TM Communities (the “2023 6.00% TM Communities Notes”) and $26.0 million aggregate principal amount of 6.00% Senior Notes due 2023 issued by WLH (the “2023 6.00% WLH Notes” and together with the 2023 6.00% TM Communities Notes, the “2023 6.00% Senior Notes”). The 2023 6.00% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2023 6.00% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. The carrying value of $365.1 million at June 30, 2020 reflects the acquisition fair value adjustment of the debt instrument of $15.1 million, net of amortization.

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

Refer to Note 19 – Subsequent Events for information regarding partial redemption of these notes in conjunction with the issuance of $500.0 million of new senior notes in July 2020.

5.625% Senior Notes due 2024
On March 5, 2014, TM Communities issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”), which mature on March 1, 2024. The 2024 Senior Notes are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2024 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to December 1, 2023, the 2024 Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through December 1, 2023 (plus accrued and unpaid interest). Beginning on December 1, 2023, the 2024 Senior Notes are redeemable at par (plus accrued and unpaid interest).

5.875% Senior Notes due 2025
On February 10, 2020, we completed the Exchange Offers as described above following which we had $428.4 million aggregate principal amount of 5.875% Senior Notes due 2025 issued by TM Communities (the “2025 5.875% TM Communities Notes”) and $8.5 million aggregate principal amount of 5.875% Senior Notes due 2025 issued by WLH (the “2025 5.875% WLH Notes” and together with the 2025 5.875% TM Communities Notes, the “2025 Senior Notes”). The 2025 5.875% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2025 5.875% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. The 2025 Senior Notes reflect no acquisition fair value adjustment of the debt instrument, as it was redeemable at par.

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

Refer to Note 19 – Subsequent Events for information regarding partial redemption of these notes in conjunction with the issuance of $500.0 million of new senior notes in July 2020.

5.875% Senior Notes due 2027
On June 5, 2019, TM Communities issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the “2027 5.875% Senior Notes”), which mature on June 15, 2027. The 2027 5.875% Senior Notes are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2027 5.875% Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to March 15, 2027, the 2027 5.875% Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through March 15, 2027 (plus accrued and unpaid interest). Beginning on March 15, 2027, the 2027 5.875% Senior Notes are redeemable at par (plus accrued and unpaid interest).

6.625% Senior Notes due 2027

On February 10, 2020, we completed the Exchange Offers as described above following which we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2027 6.625% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. The carrying value of $322.5 million at June 30, 2020 reflects the acquisition fair value adjustment of the debt instrument of $22.5 million, net of amortization.

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

Revolving Credit Facility
On February 6, 2020 we terminated our $600.0 million Revolving Credit Facility, writing off $1.7 million of debt issuance costs during the first quarter of 2020 to Transaction expenses on the Condensed Consolidated Statement of Operations and entered into a new $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024. As a precautionary measure during the COVID-19 pandemic, we made the decision during the first quarter of 2020 to borrow $485.0 million on our Revolving Credit Facility, which remains outstanding as of June 30, 2020.

The Revolving Credit Facility includes $1.8 million of unamortized debt issuance costs as of both June 30, 2020 and December 31, 2019, which are included in Prepaid expenses and other assets, net on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, we had $78.9 million and $77.7 million, respectively, of utilized letters of credit, resulting in $236.1 million and $522.3 million, respectively, of availability under the Revolving Credit Facility.
The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.0 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of June 30, 2020, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$27,951	$55,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B(2)	$58,480	$75,000	LIBOR + 2.50%	On Demand	Mortgage Loans
Warehouse C	$58,923	$75,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D(3)	$4,430	$60,000	LIBOR + 1.75%	7/3/2020	Mortgage Loans
Total	$149,784	$265,000

	As of December 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$25,074	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,481	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	59,678	100,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Total	$123,233	$230,000
(1) The mortgage warehouse borrowings outstanding as of June 30, 2020 and December 31, 2019 were collateralized by a) $209.9 million and $190.9 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and approximately $2.2 million and $1.6 million, respectively, of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)The interest rate for Warehouse B increased to LIBOR + 2.50% from LIBOR + 1.75% during the second quarter of 2020.
(3) Warehouse D is a mortgage warehouse facility assumed in connection with the acquisition of WLH. We renewed Warehouse D upon expiration on July 3, 2020 and the new expiration date is November 16, 2020.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2020 and December 31, 2019 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. The debt is obtained for specific communities that contains land banking, profit participation, and joint ventures. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The increase in our Loans payable and other borrowings balance as of June 30, 2020 compared to December 31, 2019, is primarily due to borrowings within our consolidated joint ventures acquired from WLH. Loans payable bear interest at rates that ranged from 0% to 8% at each of June 30, 2020 and December 31, 2019. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2020, when compared to December 31, 2019.

The carrying value and fair value of our financial instruments are as follows:

		June 30, 2020		December 31, 2019
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$209,927	$209,927	$190,880	$190,880
Derivative assets, net	2	4,976	4,976	1,932	1,932
Mortgage warehouse borrowings	2	149,784	149,784	123,233	123,233
Loans payable and other borrowings	2	374,238	374,238	182,531	182,531
5.875% Senior Notes due 2023 (1)	2	348,416	359,625	348,133	378,669
6.00% Senior Notes due 2023 (1)	2	365,054	357,875	—	—
5.625% Senior Notes due 2024 (1)	2	348,026	358,750	347,756	379,453
5.875% Senior Notes due 2025 (1)	2	436,886	443,439	—	—
5.875% Senior Notes due 2027 (1)	2	494,582	517,850	494,192	548,870
6.625% Senior Notes due 2027 (1)	2	322,514	309,000	—	—
5.75% Senior Notes due 2028(1)	2	445,240	463,500	444,927	491,913
Revolving Credit Facility	2	485,000	485,000	—	—
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

As of June 30, 2020, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable. As of December 31, 2019, the fair value of our Chicago assets held for sale and active inventories are $25.1 million, which is excluded from the value in the table presented above.

11. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2020 and 2019 was 20.8% and 32.8%, respectively, compared to 25.6% and 25.2% for the same periods in 2019, respectively. For the three months ended June 30, 2020 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, uncertain tax positions and special deductions and credits relating to homebuilding activities. The effective tax rate for the six months ended June 30, 2020 was driven primarily from expenses related to the acquisition of WLH which are currently not deductible for tax purposes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law.  The legislation contains a number of economic relief provisions in response to the COVID-19 pandemic, including the ability to carryback tax losses 5 years for losses generated in tax years 2018, 2019 and 2020.  As of June 30, 2020, we have not recorded a tax benefit related to the CARES Act, but we are continuing to evaluate the impact of this legislation on the Company.
At June 30, 2020, our cumulative gross unrecognized tax benefits were $6.1 million compared to $6.2 million at December 31, 2019. If the unrecognized tax benefits as of June 30, 2020 were to be recognized, approximately $4.9 million would affect the effective tax rate. We had $0.7 million and $0.6 million of gross interest and penalties related to unrecognized tax positions accrued as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the net deferred tax assets included in the Condensed Consolidated Balance Sheet were $277.1 million and $140.5 million, respectively. The increase in deferred tax assets is primarily due to the addition of the estimated fair value of deferred tax assets recorded from the acquisition of WLH.
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

References to “Common Stock” refer to “Class A Common Stock” for dates prior to June 10, 2019.

In connection with our acquisition of WLH, 30.6 million shares of our TMHC Common Stock were to be issued per the merger agreement purchase consideration. However, during the three months ended June 30, 2020, three dissenting former WLH shareholders filed petitions for appraisal in the Delaware Court of Chancery, in connection with the merger transaction whereby we acquired WLH. The petitioners did not accept the merger consideration and sought a judicial determination of the “fair value” of their shares. As of June 30, 2020, we settled by paying $69.7 million in cash and no equity was issued to such shareholders. As a result, total purchase consider remained unchanged, however total cash paid for the acquisition increased to $157.8 million and total equity issued, excluding warrants, comprised 28.3 million shares of TMHC Common Stock with a value of $773.5 million.

Warrants

In connection with our acquisition of WLH, we converted each outstanding warrant related to the Class B common stock, par value $0.01 per share, of WLH, to an outstanding warrant issued by TMHC to be settled in shares of TMHC Common Stock subject to a specified conversion ratio. As of June 30, 2020, there are 1.7 million TMHC warrants outstanding with an exercise price of $19.12.

Stock Repurchase Program

On February 28, 2020, we announced that our Board of Directors authorized a renewal of our stock repurchase program until December 31, 2020. The stock repurchase program permits the repurchase of up to $100.0 million of our Common Stock. The previous repurchase program expired on December 31, 2019. Repurchases of our Common Stock under the program will be effected, if at all, through open market purchases, privately negotiated transactions or other transactions through December 31, 2020. During the three and six months ended June 30, 2020, we repurchased zero and 5,436,479 shares of Common Stock under the stock repurchase program. During the three and six month ended June 30, 2019, we repurchased 4,012,369 and 8,389,348 shares of Common Stock under our stock repurchase program, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Amount available for repurchase — beginning of period	$9,837	$79,598	$—	$57,437
Additional amount authorized for repurchase	—	—	100,000	100,000
Amount repurchased	—	(79,598)	(90,163)	(157,437)
Amount available for repurchase — end of period	$9,837	$—	$9,837	$—

13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Common Stock. As of June 30, 2020, we had an aggregate of 5,655,385 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units (1), (2)	$3,989	$2,843	$11,708	$5,357
Stock options	997	983	5,174	1,886
Total stock compensation	$4,986	$3,826	$16,882	$7,243
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2)Stock-based compensation expense for the three and six months ended June 30, 2020 includes expense recognized for equity awards associated with the acquisition of WLH, which were converted from WLH to TMHC equity awards.

At June 30, 2020 and December 31, 2019, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $35.6 million and $20.8 million, respectively. The aggregate unrecognized value as of June 30, 2020 includes the stock-based compensation expense relating to the acquisition of WLH.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the six months ended June 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,708,393	$19.06
Granted	724,370	24.32
Vested	(628,369)	17.32
Forfeited (1)	(32,384)	19.12
Balance at June 30, 2020(2)	1,772,010	$21.95
(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2) The balance as of June 30, 2020 excludes 121,268 unvested RSUs relating to the acquisition of WLH.

During the six months ended June 30, 2020, we granted time-based RSU awards and performance-based RSU awards to certain employees.

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

Stock Options – The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Units	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	3,339,244	$18.98
Granted(1)	828,253	21.95
Exercised	(302,522)	17.73
Canceled/Forfeited(1)	(72,919)	19.48
Outstanding at June 30, 2020(2)	3,792,056	$19.72
Options exercisable at June 30, 2020(2)	1,873,225	$18.69
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (“AOCI”) for the periods presented (in thousands). There was no activity in the three months ended June 30, 2020 and June 30, 2019. Therefore, such periods are not presented.

	Six months ended June 30,
Total Post-Retirement Benefits Adjustments:	2020	2019
Balance, beginning of period	$884	$2,001
Other comprehensive loss, net of tax	$(13)	$284
Balance, end of period	$871	$2,285

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
In the first half of 2020, we experienced two reconsideration events with respect to our reporting segments. On February 6, 2020, we completed the acquisition of WLH. In addition, the COVID-19 pandemic created operational management and structural challenges which could result in potential changes to our chief operating decision maker function. Therefore, for purposes of our first half of 2020 segment reporting, the operating financial information of WLH has been categorized within our existing homebuilding reporting segments based on geography. We will continue to analyze our segment categorizations and expect to finalize our conclusions in conjunction with the finalization of purchase accounting for WLH as well as the finalization of operational alignment decisions resulting from changes made in response to the COVID-19 pandemic.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Orlando, Raleigh, Sarasota, Naples, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Denver, Las Vegas, Portland, Seattle, Sacramento, and Southern California,
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended June 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenues	$474,623	$480,865	$530,789	$40,297	$111	$1,526,685

Gross margin	78,736	83,614	65,199	17,501	(872)	244,178
Selling, general and administrative expenses	(40,460)	(35,968)	(40,962)	—	(27,760)	(145,150)
Equity in (loss)/income of unconsolidated entities	—	(42)	240	3,297	—	3,495
Interest and other expense, net (2)	(129)	(1,619)	(6,026)	(6,038)	(3,867)	(17,679)
Income/(loss) before income taxes	$38,147	$45,985	$18,451	$14,760	$(32,499)	$84,844
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Three Months Ended June 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$485,376	$363,003	$394,228	$22,819	$—	$1,265,426

Gross margin	77,149	62,649	84,202	9,774	—	233,774
Selling, general and administrative expenses	(41,459)	(31,297)	(24,976)	—	(27,085)	(124,817)
Equity in (loss)/income of unconsolidated entities	—	(82)	1,735	1,926	(18)	3,561
Interest and other (expense)/income, net	(1,924)	251	178	—	(1,004)	(2,499)
Income/(loss) before income taxes	$33,766	$31,521	$61,139	$11,700	$(28,107)	$110,019

	Six Months Ended June 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenues	$898,014	$854,204	$1,027,112	$68,336	$24,718	$2,872,384

Gross margin	136,756	147,371	133,789	24,893	(875)	441,934
Selling, general and administrative expenses	(76,798)	(68,224)	(75,812)	—	(61,169)	(282,003)
Equity in (loss)/income of unconsolidated entities	—	(161)	574	5,527	(19)	5,921
Interest and other expense, net (2)	(113)	(3,871)	(13,290)	(7,438)	(85,072)	(109,784)
Income/(loss) before income taxes	$59,845	$75,115	$45,261	$22,982	$(147,135)	$56,068
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Six Months Ended June 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$840,328	$617,950	$693,377	$38,863	$—	$2,190,518

Gross margin	138,325	104,993	147,399	15,097	—	405,814
Selling, general and administrative expenses	(77,018)	(57,561)	(45,540)	—	(48,581)	(228,700)
Equity in (loss)/income of unconsolidated entities	—	(171)	2,556	3,335	160	5,880
Interest and other expense, net	(3,537)	(556)	(211)	—	(599)	(4,903)
Income/(loss) before income taxes	$57,770	$46,705	$104,204	$18,432	$(49,020)	$178,091

	As of June 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,831,432	$1,239,320	$2,853,869	$—	$—	$5,924,621
Investments in unconsolidated entities	—	37,425	70,077	4,275	556	112,333
Other assets	158,747	185,934	568,987	292,885	1,078,827	2,285,380
Total assets	$1,990,179	$1,462,679	$3,492,933	$297,160	$1,079,383	$8,322,334
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,841,904	$965,039	$1,219,411	$—	$—	$4,026,354
Investments in unconsolidated entities	—	37,506	86,996	4,015	242	128,759
Other assets	165,777	121,724	60,060	257,760	485,252	1,090,573
Total assets	$2,007,681	$1,124,269	$1,366,467	$261,775	$485,494	$5,245,686

16. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.0 billion and $623.3 million as of June 30, 2020 and December 31, 2019, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2020 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment safety practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2020 and December 31, 2019, our legal accruals were $25.9 million and $12.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, and equipment or storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $84.2 million and $42.3 million as of June 30, 2020 and December 31, 2019, respectively. We recorded lease expense of approximately $4.8 million and $8.6 million, respectively, for the three and six months ended June 30, 2020, and $2.3 million and $4.4 million for the three and six months ended June 30, 2019, respectively, within General and administrative expenses on our Condensed Consolidated Statement of Operations.

17. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the condensed Consolidated Statements of Operations and Other Comprehensive Income. Unrealized gains and losses on the IRLCs, reflected as derivative assets or liabilities, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	June 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$7,212	$278,791	$2,099	$86,434
MBSs(1)	(2,236)	402,000	(167)	158,000
Total	$4,976		$1,932
(1) Fair value of MBSs included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Total commitments to originate loans approximated $307.1 million and $94.5 million as of June 30, 2020 and December 31, 2019, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

18. RELATED-PARTY TRANSACTIONS

During the six months ended June 30, 2019, we engaged in a stock repurchase of 2.1 million shares of Common Stock, totaling $43.7 million, from one of our former principal equityholders, TPG Advisors VI, Inc. We had no related party transactions during the six months ended June 30, 2020.

19. SUBSEQUENT EVENTS

On July 22, 2020, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “Senior Notes”). We used the net proceeds from the Senior Notes offering, together with $124.3 million cash on hand, to partially redeem (i) $266.9 million aggregate principal amount of the 2023 6.00% TM Communities Notes at a redemption price equal to 100.00% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to, but excluding, the redemption date and (ii) $333.1 million aggregate principal amount of the 2025 5.875% TM Communities Notes at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The offering and redemptions were completed on July 22, 2020. A total loss on extinguishment of debt of approximately $8.1 million will be recorded in the third quarter of 2020 for the write-off of unamortized debt issuance cost, unamortized premium, and early redemption fees.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused as of June 30, 2020, in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult buyers, building single and multi family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes, and recently acquired William Lyon Signature, brand names. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. As part of our acquisition of William Lyon Homes (“WLH”), we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of combinations of commercial space, retail, and multifamily units. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of June 30, 2020, is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Orlando, Raleigh, Sarasota, Naples, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Denver, Las Vegas, Portland, Seattle, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factors that affect the comparability of our results of operations are COVID-19 and the acquisition of WLH.

COVID-19 Impact and Strategy
Our results for the first half of 2020 were strong, with our net sales orders, average monthly sales pace and home closings each increasing significantly over the comparable prior year period. The challenges brought by the COVID-19 (coronavirus) pandemic, however, began to impact our financial condition and results of operations in March 2020, continued to do so in the second quarter and are expected to continue to impact our financial condition and results of operation in the third and fourth quarters of 2020 and potentially beyond. While certain regions of the United States are in various stages of reopening, the United States continues to struggle with rolling outbreaks of the virus. Due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot fully predict either the near-term or long-term effects that the pandemic will have on our business. Although customer traffic and sales initially slowed following the imposition of social distancing and government-mandated economic shutdowns in March 2020, resulting in higher rates of cancellation than usual as a result of buyers' economic uncertainty, we saw a recovery in net sales orders and average sales pace per community in the months of May and June, with the Company experiencing the best sales month in its history in June. Similarly, home closings for the second quarter of 2020 were strong, as discussed further below. However, the duration and magnitude of the impact of the COVID-19 pandemic remains unknown, and could once again adversely affect our business in future periods.

Because residential construction was designated as an essential business in nearly all of our operating markets, our construction operations continued wherever appropriate during the first and second quarters of 2020, despite the shelter-in-place orders. Since then, the majority of the states in which we operate have begun to gradually resume normal business operations, and we have continued our construction operations in each of those states From the beginning of the pandemic, we have and continue to take a number of strategic and actions in response to the COVID-19 crisis to continue to provide uninterrupted service to our customers while protecting their health and safety, as well as that of our employees and vendors. Specifically, we have focused on transforming our customer experience online through innovative digital options, including (i) shifting to a remote selling environment; (ii) providing virtual options for online home tours, design center selections and new home demonstrations; and (iii) offering “curbside” or “drive thru” closings nationwide.

We believe that our liquidity position is strong, and we had over $900 million in available liquidity through a combination of cash on hand and available capacity under our revolving credit facility as of June 30, 2020. Our strong closings during the first half of 2020 helped to bolster our already healthy liquidity position. Additionally, in July 2020, we issued $500.0 million of 5.125% Senior Notes due 2030, which is currently our lowest interest rate for our Senior Notes and also completed certain Senior Notes redemptions with the net proceeds therefrom and cash on hand.

To mitigate the inherent business impacts and the uncertainty of the duration of the COVID-19 pandemic, we implemented initiatives across the company to reduce all non-essential expenses and capital expenditures, including but not limited to temporarily reducing or deferring new land acquisitions, phasing development, and implementing a revised cadence on all new inventory home starts. These actions are expected to reduce the growth and may cause a decline of our lot count and the volume of homes delivered in the second half of 2020 and future periods.

We continue to monitor the impacts of COVID-19 and adjust our operations to limit and mitigate risk to our customers, employees, and business.

Acquisition of WLH

On February 6, 2020, we completed the acquisition of WLH and incurred costs and expenses, primarily consisting of investment banking fees, severance, compensation, and legal fees, among other items. For the three and six months ended June 30, 2020, we recognized $18.7 million and $105.1 million, respectively, of such costs which are presented in Transaction expenses on the condensed consolidated statement of operations. In addition, our homebuilding gross margin was impacted by purchase accounting. For the three and six months ended June 30, 2020 we recognized an unfavorable purchase accounting adjustment of $32.1 million and $60.5 million in Cost of home closings on the condensed consolidated statement of operations.

Recent Developments

In connection with the merger transaction whereby we acquired WLH, on June 3 and 4, 2020, three dissenting former WLH shareholders filed petitions for appraisal in the Delaware Court of Chancery. The petitioners did not accept the merger consideration and sought a judicial determination of the “fair value” of their shares. On June 29, 2020, we entered into a settlement agreement pursuant to which the petitioners released their claims in exchange for a subsequent total cash payment of approximately $69.7 million. As a result, the total purchase price of the WLH acquisition remained unchanged, however total cash paid increased to $157.8 million and total equity issued, excluding warrants, comprised 28.3 million shares of TMHC Common Stock with a value of $773.5 million. Refer to Note 3 - Business Combinations for additional discussion.

On July 22, 2020, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030. We used the net proceeds from the offering along with cash on hand to redeem $266.9 million aggregate principal amount of our 6.00% TM Communities Notes due 2023 and $333.1 million aggregate principal amount of our 5.875% TM Communities Notes due 2025. The offering and redemption transaction were completed on July 22, 2020. Refer to Liquidity and Capital Resources for additional discussion.

Second Quarter 2020 Highlights:
•Net sales orders were 3,453, approximately a 23 percent increase over the prior year quarter.
•Average monthly sales pace per community was 2.8, tying the highest level for the second quarter in years.
•Home closings were 3,212, approximately a 24 percent increase over the prior year quarter.
•Total revenue was $1.53 billion, more than a 20 percent increase compared to the prior year quarter.
•SG&A as a percentage of home closings revenue was 9.9 percent, down 20 basis points from the prior year quarter.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30, 2020		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Statements of Operations Data:
Home closings revenue, net	$1,470,994	$1,232,261	$2,735,634	$2,132,142
Land closings revenue	10,546	5,858	33,485	9,971
Financial services revenue	40,297	22,819	68,336	38,863
Amenity and other revenue	4,848	4,488	34,929	9,542
Total revenue	1,526,685	1,265,426	2,872,384	2,190,518
Cost of home closings	1,244,224	1,010,069	2,314,727	1,745,866
Cost of land closings	10,287	3,792	37,419	6,484
Financial services expenses	22,796	13,045	43,443	23,766
Amenity and other expenses	5,200	4,746	34,861	8,588
Gross margin	244,178	233,774	441,934	405,814
Sales, commissions and other marketing costs	94,038	82,615	180,365	150,044
General and administrative expenses	51,112	42,202	101,638	78,656
Equity in income of unconsolidated entities	(3,495)	(3,561)	(5,921)	(5,880)
Interest income, net	(337)	(958)	(897)	(1,291)
Other (income)/expense, net	(696)	(489)	5,595	(1,881)
Transaction expenses	18,712	1,750	105,086	5,879
Loss on extinguishment of debt	—	2,196	—	2,196
Income before income taxes	84,844	110,019	56,068	178,091
Income tax provision	17,622	28,131	18,403	44,922
Net income before allocation to non-controlling interests	67,222	81,888	37,665	133,169
Net income attributable to non-controlling interests — joint ventures	(1,548)	(37)	(3,423)	(187)
Net income available to Taylor Morrison Home Corporation	$65,674	$81,851	$34,242	$132,982
Home closings gross margin	15.4%	18.0%	15.4%	18.1%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.4%	6.7%	6.6%	7.0%
General and administrative expenses as a percentage of home closings revenue, net	3.5%	3.4%	3.7%	3.7%

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report relating to: (i) adjusted income before income taxes, (ii) EBITDA and adjusted EBITDA, (iii) adjusted net income and adjusted earnings per share, (iv) net homebuilding debt to capitalization ratio, (v) adjusted home closings gross margin, and (vi) adjusted income before income taxes margin.

Adjusted income before income taxes is a non-GAAP financial measure that reflects our income before income taxes excluding the impact of purchase accounting adjustments related to the acquisition of William Lyon Homes (“WLH”), transaction expenses and loss on extinguishment of debt, as applicable. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest income/(expense), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, purchase accounting adjustments, relating to the acquisition of WLH, transaction expenses and loss on extinguishment of debt, as applicable. Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income available to the Company excluding the impact of purchase accounting adjustments, relating to the acquisition of WLH, transaction expenses, loss on extinguishment of debt and the tax impact due to such adjustments. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance costs/premiums and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure calculated based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding purchase accounting adjustments relating to the acquisition of WLH.

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

We believe that adjusted income before income taxes and related margin, adjusted net income and adjusted earnings per share, as well as EBITDA and adjusted EBITDA, are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use the ratio of net homebuilding debt to total capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance.

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

Adjusted Net Income and Adjusted Earnings Per Share
	Three Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019
Net income available to TMHC	$65,674	$81,851
William Lyon Homes related purchase accounting adjustments	32,138	—
Transaction expenses	18,712	1,750
Loss on extinguishment of debt	—	2,196
Tax impact due to Transaction expenses and Loss on extinguishment of debt	(12,709)	(1,010)
Adjusted net income	$103,815	$84,787

Basic weighted average shares	129,629	106,238
Adjusted earnings per common share - Basic	$0.80	$0.80

Adjusted diluted weighted average shares	130,364	107,232
Adjusted earnings per common share - Diluted	$0.80	$0.79

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Income before income taxes	$84,844	$110,019
William Lyon Homes related purchase accounting adjustments	32,138	—
Transaction expenses	18,712	1,750
Loss on extinguishment of debt	—	2,196
Adjusted income before income taxes	$135,694	$113,965

Total revenues	$1,526,685	$1,265,426

Income before income taxes margin	5.6%	8.7%
Adjusted income before income taxes margin	8.9%	9.0%

Adjusted Home Closings Gross Margin
	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Home closings revenue	$1,470,994	$1,232,261
Cost of home closings	1,244,224	1,010,069
Home closings gross margin	$226,770	$222,192
William Lyon Homes homebuilding related purchase accounting adjustments	32,138	—
Adjusted home closings gross margin	$258,908	$222,192
Home closings gross margin as a percentage of home closings revenue	15.4%	18.0%
Adjusted home closings gross margin as a percentage of home closings revenue	17.6%	18.0%

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Net income before allocation to non-controlling interests	$67,222	$81,888
Interest income/(expense), net	(337)	(958)
Amortization of capitalized interest	28,667	24,076
Income tax provision	17,622	28,131
Depreciation and amortization	1,467	531
EBITDA	$114,641	$133,668
Non-cash compensation expense	4,986	3,826
William Lyon Homes related purchase accounting adjustments	32,138	—
Transaction expenses	18,712	1,750
Loss on extinguishment of debt	—	2,196
Adjusted EBITDA	$170,477	$141,440

Total revenues	$1,526,685	$1,265,426
EBITDA as a percentage of total revenues	7.5%	10.6%
Adjusted EBITDA as a percentage of total revenues	11.2%	11.2%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
(Dollars in thousands)	As of June 30, 2020
Total debt	$3,769,740
Less unamortized debt issuance costs/premiums	23,832
Less mortgage warehouse borrowings	149,784
Total homebuilding debt	$3,596,124
Less cash and cash equivalents	674,685
Net homebuilding debt	$2,921,439
Total equity	3,424,740
Total capitalization	$6,346,179

Net homebuilding debt to capitalization ratio	46.0%

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Average Active Selling Communities

	Three Months Ended June 30,
	2020	2019	Change
East	153	161	(5.0)%
Central	132	137	(3.6)
West	126	59	113.6
Total	411	357	15.1%

	Six Months Ended June 30,
	2020	2019	Change
East	148	167	(11.4)%
Central	133	140	(5.0)
West	112	59	89.8
Total	393	366	7.4%

Average active selling communities for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 increased by 15.1% and 7.4%, respectively. The increases are primarily attributable to new communities from our acquisition of WLH, which were partially offset by scheduled and unscheduled legacy community close outs. The unscheduled close outs are a result of our strong sales environment which is driving certain communities to sell out ahead of schedule. The legacy WLH operations are primarily in the Western United States which drove the increases in the West region for both periods.

Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	1,176	1,315	(10.6)%	$484,701	$533,931	(9.2)%	$412	$406	1.5%
Central	1,003	820	22.3	437,568	398,770	9.7	436	486	(10.3)
West	1,274	675	88.7	643,156	360,295	78.5	505	534	(5.4)
Total	3,453	2,810	22.9%	$1,565,425	$1,292,996	21.1%	$453	$460	(1.5)%

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	2,537	2,450	3.6%	$1,046,245	$1,006,267	4.0%	$412	$411	0.2%
Central	1,909	1,621	17.8	861,631	769,092	12.0	451	474	(4.9)
West	2,473	1,354	82.6	1,275,399	730,179	74.7	516	539	(4.3)
Total	6,919	5,425	27.5%	$3,183,275	$2,505,538	27.0%	$460	$462	(0.4)%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders decreased by 10.6% and increased by 3.6%, for the three and six months ended June 30, 2020 compared to the same periods in the prior year, respectively, while the average selling price remained flat for the same periods compared to the prior year periods. Our Florida markets experienced an increase in demand in first quarter of 2020 compared to the first quarter of 2019 which contributed to the increase in net sales orders for the six months ended June 30, 2020 compared to the same period in the prior year. These markets were negatively impacted by COVID-19 in April 2020, which caused the decrease in net sales orders for the three months ended June 30, 2020 compared to the same period in the prior year. In addition, the active outlets in the Florida market currently have slower paced projects, which has further contributed to the decrease for the second quarter. Product and geographical mix contributed to the relatively flat average selling prices.

Central:
The number of net sales orders increased by 22.3% and 17.8%, respectively for the three and six months ended June 30, 2020, compared to the same periods in the prior year, while the average selling price decreased by 10.3% and 4.9%, respectively for the three and six months ended June 30, 2020, compared to the same periods in the prior year. The increase in net sales orders stems primarily from our Austin and Denver markets as a result of an increase in average outlets from the acquisition of WLH. The decrease in average selling prices is a result of product and geographical mix driven by the acquired WLH communities which have a lower selling price than legacy TMHC communities.

West:
The number of net sales orders increased by 88.7% and 82.6%, respectively, for the three and six months ended June 30, 2020, compared to the same periods in the prior year, while the average selling price decreased by 5.4% and 4.3%, respectively, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. Additional active selling communities resulting from the acquisition of WLH were the primary contributors to the increase in net sales orders. The decrease in average selling prices is a result of product and geographical mix driven by the acquired WLH communities which have a lower selling price than legacy TMHC communities.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
East	15.4%	10.8%	13.7%	11.9%
Central	20.8%	12.2%	18.6%	12.4%
West	19.5%	13.9%	16.9%	14.2%
Total Company	18.6%	12.0%	16.2%	12.6%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased to 18.6% from 12.0% and to 16.2% from 12.6%, respectively for the three and six months ended June 30, 2020, compared to the same periods in the prior year. We believe the increase in cancellations occurred as a result of the impact of COVID-19, including an overall decrease in consumer confidence in general and the confidence of potential homebuyers in particular. The full scale and scope of the COVID-19 outbreak and resulting pandemic is unknown and may adversely impact our business in future periods. See “COVID-19 Impact and Strategy” above.

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	2,271	2,054	10.6%	$974,860	$906,518	7.5%	$429	$441	(2.7)%
Central	2,111	1,750	20.6	1,006,002	886,430	13.5	477	507	(5.9)
West	2,423	1,247	94.3	1,245,301	660,017	88.7	514	529	(2.8)
Total	6,805	5,051	34.7%	$3,226,163	$2,452,965	31.5%	$474	$486	(2.5)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 34.7% and 31.5% at June 30, 2020, respectively, compared to June 30, 2019. The increase in backlog units and sales value is primarily due to increased active selling communities resulting from the acquisition of WLH. WLH contributed approximately 1,400 backlog units for the second quarter of 2020. The decrease in average selling price for the six months ended June 30, 2020 compared to the same period in the prior year for all regions is as a result of product and geographical mix shifts across all segments, combined with the introduction of WLH into backlog.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	1,097	1,180	(7.0)%	$467,154	$476,144	(1.9)%	$426	$404	5.4%
Central	1,059	746	42.0	473,549	361,893	30.9	447	485	(7.8)
West	1,056	668	58.1	530,291	394,224	34.5	502	590	(14.9)
Total	3,212	2,594	23.8%	$1,470,994	$1,232,261	19.4%	$458	$475	(3.6)%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	2,082	2,034	2.4%	$862,870	$824,313	4.7%	$414	$405	2.2%
Central	1,878	1,291	45.5	846,573	614,457	37.8	451	476	(5.3)
West	2,013	1,207	66.8	1,026,191	693,372	48.0	510	574	(11.1)
Total	5,973	4,532	31.8%	$2,735,634	$2,132,142	28.3%	$458	$470	(2.6)%

East:
The number of homes closed and home closings revenue, net decreased by 7.0% and 1.9%, respectively, for the three months ended June 30, 2020 compared to the same period in the prior year, but increased by 2.4% and 4.7%, respectively, for the six months ended June 30, 2020 compared to the same period in the prior year. The increase in both units and dollars for the six months ended June 30, 2020 compared to the same period in the prior year is primarily due to higher opening backlog in the current year period compared to the prior year period. The decrease in both units and dollars for the three months ended June 30, 2020 compared to the same period in the prior year is a result of the impacts of COVID-19 and more active outlets that are slower paced than the outlets in the prior year.

Central:
The number of homes closed increased by 42.0% and 45.5%, respectively, for the three and six months ended June 30, 2020 compared to the same period in the prior year. Home closings revenue, net increased by 30.9% and 37.8%, respectively, for the three and six months ended June 30, 2020 compared to the same period in the prior year. These increases in both units and dollars were primarily due to the acquisition of WLH, as well as the Central region experiencing a higher opening backlog in the current year period compared to the same period in the prior year. These increases were partially offset by the impacts of COVID-19.

West:
The number of homes closed increased by 58.1% and 66.8%, respectively, for the three and six months ended June 30, 2020 compared to the same period in the prior year. Home closings revenue, net increased by 34.5% and 48.0% compared to the same period in the prior year. The increase in both units and dollars is primarily due to the increase in active selling communities resulting from the acquisition of WLH. These increases were partially offset by the impacts of COVID-19.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	Change
East	$3,230	$4,742	$(1,512)
Central	7,316	1,111	6,205
West	—	5	(5)
Total	$10,546	$5,858	$4,688

	Six Months Ended June 30,
(Dollars in thousands)	2020		2019	Change
East	$25,854	C	$6,474	$19,380
Central	7,631		3,492	4,139
West	—		5	(5)
Total	$33,485		$9,971	$23,514

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The increase in land closings revenue for the six months ended June 30, 2020 in the East region is due to the sale of our Chicago operations and certain commercial assets we previously acquired in the AV Homes acquisition in 2018.

Amenity and Other Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	Change
East	4,239	4,488	$(249)
Central	—	—	—
West	498	—	498
Corporate	111	—	111
Total	$4,848	$4,488	$360

	Six Months Ended June 30,
(Dollars in thousands)	2020		2019	Change
East	$9,290	C	$9,542	$(252)
Central	—		—	—
West	921		—	921
Corporate	$24,718		$—	$24,718
Total	$34,929		$9,542	$25,387

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Urban Form operations from the acquisition of WLH. Urban Form primarily develops and constructs multi-use properties which consist of combinations of commercial space, retail, and multifamily units. Urban Form sold an asset in the quarter ended March 31, 2020, generating $24.7 million in revenue.

Home Closings Gross Margin and Adjusted Home Closings Gross Margin

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Home closings revenue, net	$467,154	$476,144	$473,549	$361,893	$530,291	$394,224	$1,470,994	$1,232,261
Cost of home closings	389,180	400,191	390,169	299,852	464,875	310,026	1,244,224	1,010,069
Home closings gross margin	77,974	75,953	83,380	62,041	65,416	84,198	226,770	222,192
Purchase accounting adjustment	—	—	12,005	—	20,133	—	32,138	—
Adjusted home closings gross margin	$77,974	$75,953	$95,385	$62,041	$85,549	$84,198	$258,908	$222,192
Home closings gross margin %	16.7%	16.0%	17.6%	17.1%	12.3%	21.4%	15.4%	18.0%
Adjusted home closings gross margin %	16.7%	16.0%	20.1%	17.1%	16.1%	21.4%	17.6%	18.0%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Home closings revenue, net	$862,870	$824,313	$846,573	$614,457	$1,026,191	$693,372	$2,735,634	$2,132,142
Cost of home closings	723,200	688,770	699,469	511,118	892,058	545,978	2,314,727	1,745,866
Home closings gross margin	139,670	135,543	147,104	103,339	134,133	147,394	420,907	386,276
Purchase accounting adjustment	—	—	22,412	—	38,093	—	60,505	—
Adjusted home closings gross margin	$139,670	$135,543	$169,516	$103,339	$172,226	$147,394	$481,412	$386,276
Home closings gross margin %	16.2%	16.4%	17.4%	16.8%	13.1%	21.3%	15.4%	18.1%
Adjusted home closings gross margin %	16.2%	16.4%	20.0%	16.8%	16.8%	21.3%	17.6%	18.1%

East:
Home closings gross margin percentage increased to 16.7% from 16.0% for the three months ended June 30, 2020 and 2019, respectively, and decreased to 16.2% from 16.4% for the six months ended June 30, 2020 and 2019, respectively. The primary driver for the increase in the quarter and decrease for the first half of the year was product mix in our Florida markets. In addition, several markets in the East experienced higher land and development costs, which was partially offset by higher vendor rebates for the current year period compared to the prior year period.

Central:
Home closings gross margin percentage increased to 17.6% from 17.1% for the three months ended June 30, 2020 and 2019, respectively, and to 17.4% from 16.8% for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2020 was primarily driven by an increase in demand in the majority of our Central region's markets, which had lower construction costs. Geographic and product mix also contributed to the increase in home closings margin percentage for the three and six months ended June 30, 2020 compared to the same period in the prior year. We recognized $12.0 million and $22.4 million for the three and six months ended June 30, 2020, respectively, in purchase accounting adjustments that negatively impacted margin and partially offset the favorable variance.

West:
Home closings gross margin percentage decreased to 12.3% from 21.4% for the three months ended June 30, 2020 and 2019, respectively, and to 13.1% from 21.3% for the six months ended June 30, 2020 and 2019, respectively. The primary driver for the decrease was purchase accounting adjustments for the acquisition of WLH in several of the markets in the West. In addition, the product and geographical mix within legacy WLH yielded a lower homebuilding gross margin than our legacy markets. For the three and six months ended June 30, 2020, we recognized $20.1 million and $38.1 million in purchase accounting adjustments that negatively impacted margin.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
($ In thousands)	2020	2019	Change	2020	2019	Change
Financial services revenue	$33,929	$18,531	83.1%	$56,817	$31,728	79.1%
Financial services revenue - other	1,446	1,045	38.4	2,527	1,709	47.9%
Title services revenue	4,922	3,243	51.8	8,992	5,426	65.7
Total financial services revenue	40,297	22,819	76.6%	68,336	38,863	75.8%
Financial services equity in income of unconsolidated entities	3,297	1,926	71.2	5,527	3,335	65.7%
Total revenue	43,594	24,745	76.2	73,863	42,198	75.0
Financial services expenses	22,796	13,045	74.7	43,443	23,766	82.8
Financial services transaction expenses	6,038	—	—	7,438	—	—
Financial services income before income taxes	$14,760	$11,700	26.2%	$22,982	$18,432	24.7
Total originations:
Number of Loans	2,082	1,390	49.8%	3,781	2,291	65.0%
Principal	$747,348	$488,813	52.9%	$1,263,878	$805,573	56.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Supplemental data:
Average FICO score	750	749	750	750
Funded origination breakdown:
Government (FHA,VA,USDA)	17%	15%	16%	14%
Other agency	80%	72%	79%	71%
Total agency	97%	87%	95%	85%
Non-agency	3%	13%	5%	15%
Total funded originations	100%	100%	100%	100%

Financial services revenue increased by 76.6% and 75.8% for the three and six months ended June 30, 2020 compared to the same periods in the prior year. The increase in financial services revenue is due to increased closings primarily arising from the acquisition of WLH.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.4% from 6.7% for the three months ended June 30, 2020 compared to the same period in 2019 and to 6.6% from 7.0% for the six months ended

June 30, 2020, compared to the same period in 2019. The decreases were primarily driven by an increase in home closings revenue, net as well as sustained leverage in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, remained relatively flat for the three and six months ended June 30, 2020 compared to the same periods in the prior year. In the first half of 2020, we experienced an increase in stock based compensation expense due to the conversion and vesting of WLH equity awards as a result of our acquisition of WLH, which was offset by an increase in home closings revenue, net.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $3.5 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and $5.9 million for both the six months ended June 30, 2020 and 2019, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the three months ended June 30, 2020, compared to the same periods in the prior year, which was offset by several of our homebuilding joint ventures nearing close out.

Interest Income, Net
Interest income, net was $0.3 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Income/Expense, Net
Other income/expense, net was $0.7 million and $0.5 million in income for the three months ended June 30, 2020 and 2019, respectively, and $5.6 million in expense and $1.9 million in income for the six months ended June 30, 2020 and 2019, respectively. The increase in other expense for the six months ended June 30, 2020 is as a result of higher pre-acquisition costs from projects we are no longer pursuing. In addition, the six months ended June 30, 2019 included insurance recoveries for losses incurred from previous years' hurricanes.

Transaction Expenses

Transaction expenses were $18.7 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively and $105.1 million and $5.9 million for the six months ended June 30, 2020 and 2019. Transaction expenses for the three and six months ended June 30, 2020 consisted of acquisition related costs from the acquisition of WLH, which include investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs. Transaction expenses for the three and six months ended June 30, 2019 consisted of acquisition related costs from the acquisition of AV Homes in fourth quarter of 2018, which include compensation, legal fees, and other various integration costs.

Income Tax Provision
The effective tax rate for the three and six months ended June 30, 2020 was 20.8% and 32.8%, respectively, compared to 25.6% and 25.2% for the same periods in 2019, respectively. For the three months ended June 30, 2020, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, uncertain tax positions and special deductions and credits relating to homebuilding activities. The effective tax rate for the six months ended June 30, 2020 was driven primarily by expenses related to the acquisition of WLH which are not deductible for tax purposes.

Net Income
Net income and diluted earnings per share for the three months ended June 30, 2020 was $67.2 million and $0.50, respectively. Net income and diluted earnings per share for the three months ended June 30, 2019 was $81.9 million and $0.76, respectively. The decreases in net income and earnings per share from the prior year are primarily attributable to higher transaction expenses and other compensation expenses, including stock based compensation, as a result of the acquisition of WLH, and lower homebuilding margin.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•Borrowings under our Revolving Credit Facility;
•Our various series of Senior Notes;
•Mortgage warehouse facilities;
•Project-level real estate financing (including non-recourse loans, land banking, and joint ventures);
•Performance, payment and completion surety bonds, and letters of credit; and
•Cash generated from operations.

We believe that we can fund our current and foreseeable liquidity needs for the next 12 months from:

•Cash generated from operations; and
•Borrowings under our Revolving Credit Facility.

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

In response to emerging trends in the mortgage business, our wholly-owned mortgage subsidiary, TMHF, began retaining MSRs on certain of the loans it originates during the first quarter of 2020. Any servicing advances TMHF may make may be subject to delays in recovery to the extent the loans we service go into forbearance or delinquency. We do not currently expect our MSR portfolio to become a significant part of TMHF’s business, though a substantial increase in the volume of loans that we service coupled with a significant increase in the number of such loans which become delinquent or subject to forbearance, could affect TMHF’s short-term liquidity and revenue from operations. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and potentially beyond, we currently believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2020	December 31, 2019
Cash, excluding restricted cash	$674,685	$326,437

Revolving credit facility	800,000	600,000
Letters of credit outstanding	(78,904)	(77,719)
Revolving credit facility borrowings outstanding (1)	(485,000)	—
Revolving credit facility availability	236,096	522,281

Total liquidity	$910,781	$848,718
(1)As a precautionary measure during the COVID-19 pandemic, we made the decision in the first quarter to borrow $485.0 million on our Revolving Credit Facility.

On July 22, 2020, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “Senior Notes”). We used the net proceeds from the Senior Notes offering, together with $124.3 million cash on hand, to partially redeem (i) $266.9 million aggregate principal amount of the 2023 6.00% TM Communities Notes at a redemption price equal to 100.00% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to, but excluding, the redemption date and (ii) $333.1 million aggregate principal amount of the 2025 5.875% TM Communities Notes at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. The offering and redemptions were completed on July 22, 2020. A total loss on extinguisment of debt of approximately $8.1 million will be recorded for the write-off of unamortized debt issuance cost, unamortized premium, and early redemption fees.

Subject to prevailing market conditions, the continuing COVID-19 pandemic and other considerations, including our liquidity, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements, our goal is to refinance or repay using cash the remaining 2023 6.00% TM Communities Notes and 2025 5.875% TM Communities Notes in the future.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $323.2 million for the six months ended June 30, 2020 compared to a net cash provided by operating activities of $145.7 million for the six months ended June 30, 2019. The increase in cash provided by operating activities during 2020 was due to less spend on real estate inventory and land deposits and an increase in customer deposits.

Investing Cash Flow Activities
Net cash used in investing activities was $278.8 million for the six months ended June 30, 2020, as compared to $1.4 million used in investing activities for the six months ended June 30, 2019. The increase in cash used in investing activities during 2020 was due to the WLH acquisition.

Financing Cash Flow Activities
Net cash provided by financing activities was $303.9 million for the six months ended June 30, 2020 compared to $277.9 million used in financing activities for the six months ended June 30, 2019. The cash provided by financing activities during 2020 was due to the increased borrowings on the revolving credit facility. Our borrowings were used to settle the assumed WLH revolving credit facility of $160.8 million and WLH 7.00% Senior Notes 2022 for $52.0 million during the first quarter of 2020. In addition, we borrowed on our Revolving Credit Facility as a precautionary measure as a result of COVID-19. The cash used in financing activities during 2019 was primarily for net repayments of debt and Common Stock repurchases.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facility, see Note 9 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of June 30, 2020

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

As of June 30, 2020, total cash invested in unconsolidated joint ventures was $4.6 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of June 30, 2020, we had outstanding land purchase and lot option contracts, excluding any land banking arrangements, of $507.1 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2020, we had non-refundable deposits totaling $153.0 million.

In connection with our acquisition of WLH, we acquired various land banking arrangements. As of June 30, 2020, we had the right to purchase 3,439 lots under such land agreements for an aggregate purchase price of $434.5 million.

Seasonality
Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a higher portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

•the timing of the introduction and start of construction of new projects;
•the timing of project sales;
•the timing of closings of homes, lots and parcels;
•the timing of receipt of regulatory approvals for development and construction;
•the condition of the real estate market and general economic conditions in the areas in which we operate, including the duration and extent of the impact of the COVID-19 pandemic and our planned reduced land investments and phased development as discussed above under "COVID-19 Impact and Strategy";
•mix of homes closed;
•construction timetables;
•prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes;
•the cost and availability of materials and labor; and
•weather conditions in the markets in which we build.

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

Critical Accounting Policies -
There have been no significant changes to our critical accounting policies during the six months ended June 30, 2020 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2020, approximately 83% of our debt was fixed rate and 17% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of June 30, 2020, we had $485.0 million in outstanding borrowings under our Revolving Credit Facility. We had $236.1 million of additional availability for borrowings including $121.1 million of additional availability for letters of credit under our Revolving Credit Facility as of June 30, 2020 (giving effect to $78.9 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2020. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2020	2021	2022	2023	2024	Thereafter	Total
Fixed Rate Debt	$111.1	$129.3	$69.4	$729.2	$361.2	$1,710.9	$3,111.1	$3,184.3
Weighted average interest rate(1)	2.9%	2.9%	2.9%	5.8%	5.8%	5.9%	5.6%
Variable Rate Debt(2)	$634.8	$—	$—	$—	$—	$—	$634.8	$634.8
Weighted average interest rate	3.1%	—	—	—	—	—	3.1%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2020, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2020.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 30, 2020, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Management excluded from its assessment the internal control over financial reporting for WLH, which was acquired on February 6, 2020, and represented 26.8% of the Company's consolidated total assets (excluding capitalized interest, inclusive of goodwill) and 25.7% of the Company's consolidated homebuilding revenues as of and for the three months ended June 30, 2020.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment for our business. The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the risk factors contained in our Annual Report on Form 10-K, including the impact of:

•A decrease in consumer confidence generally and the confidence of potential homebuyers in particular,
•Unfavorable general and local economic conditions for our customers, the markets in which we operate and the homebuilding industry generally, including a slowdown or severe downturn in the housing market,
•Potential delays in home closings or higher rates of cancellations,
•A significant disruption in service within our operations, including as a result of having to increasingly shift towards a remote selling environment, virtual appointments for house tours and new home demonstrations and “curbside” or “drive thru” closings,
•A disruption to our financial services businesses, including our ability to sell and service the mortgages that we originate, as a result of evolving government regulation, liquidity concerns or otherwise,
•Increased costs associated with compliance with substantial government regulation, including new laws or regulations or changes in existing laws or regulations, such as the classification of residential construction as “essential” business in the markets in which we operate and any changes to such classification, which laws or regulations may vary significantly by jurisdiction,
•Economic and market conditions affecting the value of our land inventory or our option contracts or our investments in unconsolidated entities,
•An increase in unemployment levels leading to a potential decrease in demand for our homes and/or an increase in the number of loan delinquencies and property repossessions,
•Disruptions in our business strategy due to our curtailment of non-essential cash expenditures including, but not limited to, temporarily reducing or deferring new land acquisitions, phasing development and implementing a revised cadence on all new inventory homes starts,
•Increase in the cost or availability of building materials or the availability of subcontractors, vendors or other third parties,
•Demand from foreign buyers for our homes, particularly due to the widespread impact of the COVID-19 pandemic,
•Fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity,
•Significant stock market declines resulting affecting the price of our common stock, and
•Cyberattacks or other privacy or data security incidents due to the increased use of remote work environments and virtual platforms.

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

The COVID-19 pandemic caused stock market valuations to be highly volatile. As with many other companies, our stock price suffered a significant decline early in the second quarter of 2020 due to COVID-19 related uncertainty; however, our valuation had substantially recovered by the end of the quarter. In connection with the preparation of our quarterly financial statements, we assessed the changes in circumstances that occurred during the quarter to determine whether it is more likely than not that the fair values of any of our reporting units were below their carrying amounts. Significant factors we took into consideration included the fluctuations in the equity markets, general economic conditions, homebuilding industry conditions, the Company's overall financial performance, and the gap between our net assets and market capitalization as of June 30, 2020. We concluded there were no indicators that goodwill was impaired and did not perform a quantitative test. We will continue to monitor events and circumstances for changes that indicate goodwill would need to be reevaluated for impairment during current and future interim periods prior to the annual impairment test. These future events and circumstances include, but are not limited to, changes in the overall financial performance of our respective reporting units, potential changes in reporting units, impacts to our business as a result of the ongoing COVID-19 pandemic, as well as other quantitative and qualitative factors relevant to the analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2020, we announced that our Board of Directors had authorized a renewal of its stock repurchase program until December 31, 2020. The stock repurchase program permits the repurchase of up to $100 million of the Company's Common Stock. The previous repurchase program expired on December 31, 2019. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions through December 31, 2020. There were no repurchases by the Company of its Common Stock during the three months ended June 30, 2020.

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

2.1†^
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

2.3†^
Agreement and Plan of Merger, dated November 5, 2019, by and among Taylor Morrison Home Corporation, Tower Merger Sub, Inc. and William Lyon Homes (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-235410)).

3.1	Amended and Restated Certificate of Incorporation. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.3	Amendment to the Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL (and contained in Exhibit 101).
* Filed herewith
** Furnished herewith
†^ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	August 5, 2020
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)