Form 10-Q
period 2020-09-30
Taylor Morrison Home Corp
filed 2020-11-02
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2020
Common stock, $0.00001 par value	129,943,094

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$547,916	$326,437
Restricted cash	1,144	2,135
Total cash, cash equivalents, and restricted cash	549,060	328,572
Owned inventory	5,300,106	3,967,359
Consolidated real estate not owned	122,776	19,185
Total real estate inventory	5,422,882	3,986,544
Land deposits	138,160	39,810
Mortgage loans held for sale	172,501	190,880
Derivative assets	6,800	2,099
Lease right of use assets	71,319	36,663
Prepaid expenses and other assets, net	223,891	85,515
Other receivables, net	90,722	70,447
Investments in unconsolidated entities	125,132	128,759
Deferred tax assets, net	273,983	140,466
Property and equipment, net	95,546	85,866
Intangible assets, net	950	637
Goodwill	663,502	149,428
Total assets	$7,834,448	$5,245,686
Liabilities
Accounts payable	$188,470	$164,580
Accrued expenses and other liabilities	398,489	325,368
Lease liabilities	80,270	42,317
Income taxes payable	30,497	3,719
Customer deposits	256,295	167,328
Estimated development liability	35,444	36,705
Senior notes, net	2,452,526	1,635,008
Loans payable and other borrowings	332,953	182,531
Revolving credit facility borrowings	285,000	—
Mortgage warehouse borrowings	109,593	123,233
Liabilities attributable to consolidated real estate not owned	122,776	19,185
Total liabilities	4,292,313	2,699,974
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ Equity
Total stockholders’ equity	3,542,135	2,545,712
Total liabilities and stockholders’ equity	$7,834,448	$5,245,686

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Home closings revenue, net	$1,640,584	$1,073,110	$4,376,218	$3,205,252
Land closings revenue	6,756	4,420	40,241	14,391
Financial services revenue	47,451	23,254	115,787	62,117
Amenity and other revenue	4,643	4,321	39,572	13,863
Total revenue	1,699,434	1,105,105	4,571,818	3,295,623
Cost of home closings	1,358,196	874,102	3,672,923	2,619,968
Cost of land closings	5,217	2,934	42,636	9,418
Financial services expenses	22,207	12,829	65,650	36,595
Amenity and other expenses	4,125	4,166	38,986	12,754
Total cost of revenue	1,389,745	894,031	3,820,195	2,678,735
Gross margin	309,689	211,074	751,623	616,888
Sales, commissions and other marketing costs	102,015	76,765	282,380	226,809
General and administrative expenses	45,152	42,334	146,790	120,990
Equity in income of unconsolidated entities	(2,957)	(2,103)	(8,878)	(7,983)
Interest income, net	(347)	(959)	(1,244)	(2,250)
Other expense/(income), net	1,830	389	7,424	(1,492)
Transaction expenses	4,791	617	109,877	6,496
Loss on extinguishment of debt, net	10,247	3,610	10,247	5,806
Income before income taxes	148,958	90,421	205,027	268,512
Income tax provision	33,759	23,385	52,162	68,307
Net income before allocation to non-controlling interests	115,199	67,036	152,865	200,205
Net income attributable to non-controlling interests — joint ventures	(422)	(24)	(3,845)	(211)
Net income available to Taylor Morrison Home Corporation	$114,777	$67,012	$149,020	$199,994
Earnings per common share
Basic	$0.88	$0.64	$1.17	$1.86
Diluted	$0.87	$0.63	$1.16	$1.84
Weighted average number of shares of common stock:
Basic	129,775	105,472	127,113	107,389
Diluted	131,433	106,852	128,081	108,599

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income before non-controlling interests, net of tax	$115,199	$67,036	$152,865	$200,205
Post-retirement benefits adjustments, net of tax	—	—	(13)	(284)
Comprehensive income	115,199	67,036	152,852	199,921
Comprehensive income attributable to non-controlling interests — joint ventures	(422)	(24)	(3,845)	(211)
Comprehensive income available to Taylor Morrison Home Corporation	$114,777	$67,012	$149,007	$199,710

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – June 30, 2020	129,678,751	$1	$2,915,702	25,379,911	$(433,687)	$816,593	$871	$125,260	$3,424,740
Net income	—	—	—	—	—	114,777	—	422	115,199
Exercise of stock options	137,553	—	2,507	—	—	—	—	—	2,507
Issuance of restricted stock units, net of shares withheld for tax(1)	49,122	—	(1,403)	—	—	—	—	—	(1,403)
Settlement of equity in connection with business combinations	—	—	(1,301)	—	—	—	—	—	(1,301)
Stock compensation expense	—	—	5,272	—	—	—	—	—	5,272
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(12,628)	(12,628)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	9,749	9,749
Balance – September 30, 2020	129,865,426	$1	$2,920,777	25,379,911	$(433,687)	$931,370	$871	$122,803	$3,542,135
(1) Dollar amount represents the value of shares withheld for taxes.

For the three months ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – June 30, 2019	105,184,522	$1	$2,079,224	19,943,432	$(343,526)	$660,680	$2,285	$4,587	$2,403,251
Net income	—	—	—	—	—	67,012	—	24	67,036
Exercise of stock options	635,524	—	10,841	—	—	—	—	—	10,841
Issuance of restricted stock units, net of shares withheld for tax(1)	6,513	—	(8)	—	—	—	—	—	(8)
Stock compensation expense	—	—	3,693	—	—	—	—	—	3,693
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(18)	(18)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1,183	1,183
Balance – September 30, 2019	105,826,559	$1	$2,093,750	19,943,432	$(343,526)	$727,692	$2,285	$5,776	$2,485,978
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net income	—	—	—	—	—	149,020	—	3,845	152,865
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Exercise of stock options	440,075	—	7,878	—	—	—	—	—	7,878
Issuance of restricted stock units, net of shares withheld for tax(1)	683,255	—	(8,655)	—	—	—	—	—	(8,655)
Issuance of equity in connection with business combinations, including warrants	28,327,290	—	787,877	—	—	—	—	—	787,877
Repurchase of common stock	(5,436,479)	—		5,436,479	(90,163)	—	—	—	(90,163)
Stock compensation expense	—	—	22,154	—	—	—	—	—	22,154
Stock compensation expense related to WLH acquisition	—	—	5,107	—	—	—	—	—	5,107
WLH equity award accelerations due to change in control	—	—	8,421	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(36,301)	(36,301)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	147,253	147,253
Balance – September 30, 2020	129,865,426	$1	$2,920,777	25,379,911	$(433,687)	$931,370	$871	$122,803	$3,542,135
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the nine months ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2018	112,965,856	$1	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$2,418,735
Net income	—	—	—	—	—	199,994	—	211	200,205
Other comprehensive income	—		—			—	284	—	284
Exercise of stock options	754,880	—	12,746	—	—	—	—	—	12,746
Issuance of restricted stock units, net of shares withheld for tax(1)	495,171	—	(1,511)	—	—	—	—	—	(1,511)
Repurchase of common stock	(8,389,348)	—	—	8,389,348	(157,439)	—	—	—	(157,439)
Stock compensation expense	—	—	10,936	—	—	—	—	—	10,936
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(35)	(35)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	2,057	2,057
Balance – September 30, 2019	105,826,559	$1	$2,093,750	19,943,432	$(343,526)	$727,692	$2,285	$5,776	$2,485,978
(1) Dollar amount represents the value of shares withheld for taxes.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$152,865	$200,205
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(8,878)	(7,983)
Stock compensation expense	27,260	10,936
Loss on extinguishment of debt	10,247	5,806
Distributions of earnings from unconsolidated entities	9,251	8,633
Depreciation and amortization	26,939	22,087
Operating lease expense	12,918	6,689
Debt issuance costs/(premium) amortization	(1,970)	325
Land held for sale write-downs	4,347	—
Deferred income taxes	11,696	524
Changes in operating assets and liabilities:
Real estate inventory and land deposits	439,842	(244,276)
Mortgages held for sale, prepaid expenses and other assets	20,129	45,788
Customer deposits	84,475	19,543
Accounts payable, accrued expenses and other liabilities	(31,303)	77,502
Income taxes payable	40,211	7,598
Net cash provided by operating activities	798,029	153,377
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,276)	(18,675)
Payments for business acquisitions, net of cash acquired	(279,048)	—
Distributions of capital from unconsolidated entities	30,853	21,694
Investments of capital into unconsolidated entities	(24,011)	(10,166)
Net cash used in investing activities	(297,482)	(7,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	72,848	13,909
Repayments of loans payable and other borrowings	(110,177)	(24,664)
Borrowings on revolving credit facility	830,000	95,000
Repayments on revolving credit facility	(545,000)	(95,000)
Borrowings on mortgage warehouse	1,750,669	752,501
Repayment on mortgage warehouse	(1,809,252)	(826,803)
Proceeds from the issuance of senior notes	500,000	950,000
Repayments on senior notes	(861,775)	(963,252)
Payment of deferred financing costs	(6,202)	(11,802)
Proceeds from stock option exercises	7,877	12,746
Payment of principle portion of finance lease	(1,325)	—
Repurchase of common stock, net	(90,163)	(157,439)
Payment of taxes related to net share settlement of equity awards	(8,654)	(1,511)
Changes and (distributions to)/contributions to non-controlling interests of consolidated joint ventures, net	(8,905)	2,022
Net cash used in financing activities	(280,059)	(254,293)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$220,488	$(108,063)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	328,572	331,859
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$549,060	$223,796
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(2,490)	$(20,605)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$136,803	$84,535
Change in inventory not owned	$(86,390)	$8,444
Issuance of common stock in connection with business acquisition	$797,970	$—
Net non-cash contributions from non-controlling interests	$5,784	$—
Non-cash portion of loss on debt extinguishment	$1,723	$—
Beginning operating lease right of use assets due to adoption of ASU 2016-02	$—	$27,384
Beginning operating lease right of use liabilities due to adoption of ASU 2016-02	$—	$30,331

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Organization and Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. As of September 30, 2020, we operated in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding segments operate under our Taylor Morrison, Darling Homes, and William Lyon Signature brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments generally offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. As part of our acquisition of William Lyon Homes (“WLH”), discussed below, we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of combinations of commercial space, retail, and multi-family units. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide and various state and local governments issued “shelter-in-place” orders which impacted and restricted various aspects of our business, primarily during the second quarter of 2020. The COVID-19 pandemic has had a widespread effect on the economy. During the third quarter, various states began a phased reopening of business operations; however, the United States continues to struggle with rolling outbreaks. As of the date of this filing, all of our operations are functioning, subject to regulated restrictions and safety constraints we have enacted in order to protect our employees, trade contractors, and customers. The impacts of COVID-19 are described throughout this filing.

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

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. As a result of the COVID-19 pandemic, we performed a qualitative impairment test as of September 30, 2020. Taking into consideration the fluctuations in the equity markets, general economic conditions, homebuilding industry conditions, the Company's overall financial performance, and the gap between our net assets and market capitalization as of September 30, 2020, we concluded there were no indicators that goodwill was impaired. We will continue to evaluate factors affecting these conclusions throughout 2020, and beyond, if necessary. Refer to Item 2. Management's Discussion and Analysis — COVID-19 Impact and Strategy and Item 1A. Risk Factors for discussion regarding the impacts of COVID-19.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test and removes the requirement to determine the fair value of the individual assets and liabilities in order to calculate a reporting unit's implied goodwill. ASU 2017-04 was effective for us beginning on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statement disclosures.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and nine months ended September 30, 2020 and 2019, no impairment charges were recorded. Refer to Item 2. Management's Discussion and Analysis — COVID-19 Impact and Strategy and Item 1A. Risk Factors for discussion regarding the impacts of COVID-19.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2020 and December 31, 2019, we had no inactive projects.

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

We evaluate our investments in unconsolidated and consolidated joint ventures for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and our relationship with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and nine months ended September 30, 2020 and 2019. We will continue to evaluate these trends and their potential impact during the remainder of 2020. Refer to Item 2. Management's Discussion and Analysis — COVID-19 Impact and Strategy and Item 1A. Risk Factors for further discussion.

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

Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in financial services revenue/expenses are realized and unrealized gains and losses from hedging instruments.

Recently Issued Accounting Pronouncements —In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us in our fiscal year beginning January 1, 2021. We are currently evaluating the impact of the adoption of ASU 2019-12 on our condensed consolidated financial statements and disclosures.

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

On June 3 and 4, 2020, three dissenting former WLH shareholders filed petitions for appraisal in the Delaware Court of Chancery, in connection with the merger transaction whereby we acquired WLH. The petitioners did not accept the merger consideration and sought a judicial determination of the “fair value” of their shares. On June 29, 2020, we entered into a settlement agreement pursuant to which the petitioners released their claims in exchange for a subsequent total cash payment of approximately $62.2 million. As a result, although the total purchase price for the acquisition remained unchanged, the total cash paid increased to $157.8 million, and the total equity issued, excluding warrants, comprised 28.3 million shares of TMHC Common Stock with a value of $773.9 million.

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

The following is a summary as of September 30, 2020, of management's estimate of the fair value of assets acquired and liabilities assumed on the date of acquisition. These estimates have been updated and revised to reflect our continuing effort to value several long-term inventory assets of the former WLH. In addition, we incur various costs and expenses in connection with our acquisitions. For the acquisition of WLH such costs primarily consisted of investment banking fees, severance, compensation, and legal fees, among other items, and for the three and nine months ended September 30, 2020, totaled $4.8 million and $109.9 million, respectively, which are presented in Transaction expenses on the Condensed Consolidated Statements of Operations.

(Dollars in thousands)
Acquisition Date	February 6, 2020
Assets acquired
Real estate inventory	$2,066,902
Prepaid expenses and other assets(1)	264,170
Deferred tax assets, net	145,213
Goodwill(2)	514,074
Total assets	$2,990,359

Less liabilities assumed
Accrued expenses and other liabilities	$450,711
Total debt(3)	1,306,578
Non-controlling interest	116,157
Net assets acquired	$1,116,913
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $466.5 million and $47.6 million of goodwill to the West and Central homebuilding segments, respectively.
(3) See Note 9 - Debt for discussion relating to acquired debt.

The following presents the measurement period adjustments in fair value estimates from the previously reported provisional balances as of March 31, 2020:

•Real estate inventory decreased by approximately $67.2 million
•Prepaid expenses and other assets increased by approximately $2.5 million
•Deferred tax assets, net increased by approximately $17.0 million
•Accrued expenses and other liabilities increased by approximately $3.4 million

As a result of the changes in fair value estimates above, goodwill increased by approximately $51.4 million since the date of our provisional estimate. The current period fair value adjustments relating to the first and second quarter of 2020 included a reduction to cost of home closings of $2.3 million and a reduction to general and administrative expense of $0.2 million for the changes in depreciation and amortization as a result of the current estimate of prepaid expenses and other assets.

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

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands except per share data)	2020 (Pro forma)	2019 (Pro forma)	2020 (Pro forma)	2019 (Pro forma)
Total revenue	$1,699,434	$1,571,994	$4,658,916	$4,683,845

Net income before allocation to non-controlling interests	$118,579	$81,165	$197,708	$166,559
Net income attributable to non-controlling interests — joint ventures	(422)	(8,054)	(2,958)	(19,235)
Net income available to TMHC	$118,157	$73,111	$194,750	$147,324

Weighted average shares - Basic	130,110	134,136	131,274	135,533
Weighted average shares - Diluted	131,769	135,515	132,242	136,743

Earnings per share - Basic	$0.91	$0.55	$1.48	$1.09
Earnings per share - Diluted	$0.90	$0.54	$1.47	$1.08
For the three and nine months ended September 30, 2020, total revenue included $431.3 million and $1.1 billion, respectively, from WLH since the date of acquisition. For the three and nine months ended September 30, 2020, income before income taxes included losses of $23.1 million and $119.3 million, respectively, from WLH since the date of acquisition.
4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income available to TMHC	$114,777	$67,012	$149,020	$199,994
Denominator:
Weighted average shares – basic	129,775	105,472	127,113	107,389
Restricted stock units	812	938	669	912
Stock Options	520	442	252	298
Warrants	326	—	47	—
Weighted average shares – diluted	131,433	106,852	128,081	108,599
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.88	$0.64	$1.17	$1.86
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.87	$0.63	$1.16	$1.84

The above calculations of weighted average shares excludes 1,098,706 and 3,013,093 anti-dilutive stock options for the three and nine months ended September 30, 2020 and 2019, respectively. Additionally, we excluded a total weighted average of 766,948 and 2,775,689 unvested restricted stock units (“RSUs”) for the three and nine months ended September 30, 2020 and 2019, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Real estate developed and under development	$3,873,698	$2,805,506
Real estate held for development or held for sale (1)	171,089	146,471
Operating communities (2)	1,104,646	899,789
Capitalized interest	150,673	115,593
Total owned inventory	5,300,106	3,967,359
Real estate not owned	122,776	19,185
Total real estate inventory	$5,422,882	$3,986,544
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets. As of December 31, 2019, all inventory relating to our Chicago operations were deemed held for sale and included in Total owned inventory on the Condensed Consolidated Balance Sheet. As of September 30, 2020, there was no held for sale inventory relating to our Chicago operations.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2020		December 31, 2019
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw(1)	10,598	$284,326	13,804	$477,997
Partially developed	21,177	1,438,211	13,298	914,689
Finished	21,221	2,322,250	15,504	1,559,291
Total	52,996	$4,044,787	42,606	$2,951,977
(1) Commercial assets are included in number of owned lots and book value of land and development.

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as Land deposits until the associated property is purchased.

As of September 30, 2020 and December 31, 2019, we had the right to purchase 7,670 and 4,263 lots under land option purchase contracts, respectively, for an aggregate purchase price of $515.8 million and $289.7 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against us. As of September 30, 2020 and December 31, 2019, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $138.2 million and $39.8 million, respectively.

In connection with our acquisition of WLH, we acquired various land banking arrangements. As of September 30, 2020, we had the right to purchase 2,699 lots under such land agreements for an aggregate purchase price of $334.9 million.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest capitalized - beginning of period	$143,440	$111,802	$115,593	$96,031
Interest incurred	41,554	29,018	122,366	85,770
Interest amortized to cost of home closings	(34,321)	(22,144)	(87,286)	(63,125)
Interest capitalized - end of period	$150,673	$118,676	$150,673	$118,676

6. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	September 30, 2020	December 31, 2019
Assets:
Real estate inventory	$323,079	$367,225
Other assets	152,684	132,812
Total assets	$475,763	$500,037
Liabilities and owners’ equity:
Debt	$184,995	$178,686
Other liabilities	21,497	20,490
Total liabilities	206,492	199,176
Owners’ equity:
TMHC	125,132	128,759
Others	144,139	172,102
Total owners’ equity	269,271	300,861
Total liabilities and owners’ equity	$475,763	$500,037

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$38,305	$68,734	$133,452	$228,002
Costs and expenses	(29,309)	(59,851)	(107,156)	(197,151)
Income of unconsolidated entities	$8,996	$8,883	$26,296	$30,851
TMHC’s share in income of unconsolidated entities	$2,957	$2,103	$8,878	$7,983
Distributions to TMHC from unconsolidated entities	$11,849	$8,309	$40,104	$30,327

Consolidated Entities
As a result of the acquisition of WLH, we have a total of 25 joint ventures as of September 30, 2020 for the purpose of land development and homebuilding activities, which we have determined to be variable interest entities (“VIEs”). As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. Based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of the joint ventures, and the entities are consolidated as of September 30, 2020.

As of September 30, 2020, the assets of the consolidated joint ventures totaled $400.2 million, of which $19.1 million was cash and cash equivalents and $344.7 million was owned inventory. The liabilities of the consolidated joint ventures totaled $180.1 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Real estate development costs to complete	$28,356	$20,598
Compensation and employee benefits	104,394	95,585
Self-insurance and warranty reserves	112,566	120,048
Interest payable	36,052	23,178
Property and sales taxes payable	25,353	12,537
Other accruals	91,768	53,422
Total accrued expenses and other liabilities	$398,489	$325,368

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reserve - beginning of period	$117,462	$81,111	$120,048	$93,790
Net additions to reserves due to WLH acquisition	—	—	9,130	—
Other additions to reserves	12,268	10,114	39,011	18,809
Cost of claims incurred	(19,180)	(18,107)	(61,444)	(43,815)
Changes in estimates to pre-existing reserves	2,016	1,141	5,821	5,475
Reserve - end of period	$112,566	$74,259	$112,566	$74,259

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

9. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2020			December 31, 2019
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance Costs	Carrying Value
5.875% Senior Notes due 2023	$350,000	$(1,442)	$348,558	$350,000	$(1,867)	$348,133
5.625% Senior Notes due 2024	350,000	(1,839)	348,161	350,000	(2,244)	347,756
5.875% Senior Notes due 2027	500,000	(5,222)	494,778	500,000	(5,808)	494,192
6.625% Senior Notes due 2027(1)	300,000	21,715	321,715	—	—	—
5.75% Senior Notes due 2028	450,000	(4,603)	445,397	450,000	(5,073)	444,927
5.125% Senior Notes due 2030	500,000	(6,083)	493,917	—	—	—
Senior Notes subtotal	$2,450,000	$2,526	$2,452,526	$1,650,000	$(14,992)	$1,635,008
Loans payable and other borrowings	332,953	—	332,953	182,531	—	182,531
Revolving Credit Facility	285,000	—	285,000	—	—	—
Mortgage warehouse borrowings	109,593	—	109,593	123,233	—	123,233
Total debt	$3,177,546	$2,526	$3,180,072	$1,955,764	$(14,992)	$1,940,772
(1) Consists of remaining William Lyon Notes and New Notes issued by TM Communities in connection with the Exchange Offer as described below. Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting estimates.

Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our senior notes (except for the William Lyon Notes) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants.
In connection with our acquisition of WLH, TM Communities offered to exchange (the “Exchange Offers”) any and all outstanding notes of three series of senior notes issued by WLH (the “William Lyon Notes”) for up to $1.1 billion aggregate principal amount of new notes (the “New Notes”) to be issued by TM Communities. The Exchange Offers were settled on February 10, 2020. All validly tendered and not validly withdrawn William Lyon Notes were accepted for exchange in the Exchange Offers and such William Lyon Notes were retired, canceled, and not reissued. Following such cancellation, $26.0 million aggregate principal amount of 6.00% Senior Notes due 2023 of WLH, $8.5 million aggregate principal amount of 5.875% Senior Notes due 2025 of WLH, and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 of WLH remained outstanding. In connection with the consummation of the Exchange Offers, WLH entered into supplemental indentures to eliminate substantially all of the covenants in the indentures governing the William Lyon Notes, including the requirement to offer to purchase such notes upon a change of control and to eliminate certain other restrictive provisions and events that may lead to an “Event of Default” in such indentures. The New Notes were issued by TM Communities and consisted of $324.0 million aggregate principal amount of 6.00% Senior Notes due 2023, $428.4 million aggregate principal amount of 5.875% Senior Notes due 2025, and $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027. The 6.00% Senior Notes due 2023 and 5.875% Senior Notes due 2025 were fully redeemed as of September 30, 2020. The William Lyon Notes and the New Notes are discussed further below.

As of September 30, we were in compliance with all of the covenants under the Senior Notes.

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

6.00% Senior Notes due 2023
On July 22, 2020, $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 6.00% Senior Notes”) were partially redeemed using the net proceeds from the issuance of the 2030 Senior Notes (as defined below) and cash on hand. On September 14, 2020, we redeemed the remaining $83.1 million of notes using cash on hand. The redemption price was equal to 100.0% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to, but excluding the redemption date. See “2030 Senior Notes and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes” below for additional information regarding the redemption of the 2023 6.00% Senior Notes.

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

5.875% Senior Notes due 2025
On July 22, 2020 $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) were partially redeemed using the net proceeds from the issuance of the 2030 Senior Notes (as defined below) and cash on hand. On September 14, 2020, we redeemed the remaining $103.8 million of notes using cash on hand. The redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to, but excluding the redemption date. See “2030 Senior Notes and Redemption of the 2023 6.00% Notes and Redemption of the 2025 Senior Notes” below for additional information regarding the redemption of the 2025 Senior Notes.
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

5.125% 2030 Senior Notes and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes

On July 22, 2020, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). The net proceeds of the offering, along with cash on hand, were used to redeem the entire principal amount of the 2023 6.00% Senior Notes, as well as the 2025 5.875% Senior Notes. As a result of the early redemption of the 2023 and 2025 Senior Notes, we recorded a total net loss on extinguishment of debt of approximately $10.2 million in Loss on extinguishment of debt, net in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020.

The 2030 Senior Notes mature on August 1, 2030. The Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The 2030 Senior Notes and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indenture governing the 2030 Senior Notes contains customary events of default that are similar to those contained in the indentures governing our other Senior Notes. The change of control provisions in the indenture governing the 2030 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to February 1, 2030, the 2030 Senior Notes are redeemable at a price equal to 100.0% plus a “make-whole” premium for payments through February 1, 2030 (plus accrued and unpaid interest). Beginning on February 1, 2030, the 2030 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Revolving Credit Facility
On February 6, 2020 we terminated our $600.0 million Revolving Credit Facility, writing off $1.7 million of debt issuance costs during the first quarter of 2020 to Transaction expenses on the Condensed Consolidated Statement of Operations and entered into a new $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024. As a precautionary measure during the COVID-19 pandemic, we made the decision in the first quarter to borrow $485.0 million on our Revolving Credit Facility. During the third quarter we repaid $200.0 million of such borrowings. The outstanding amount due on our Revolving Credit Facility as of September 30, 2020 was $285.0 million.

The Revolving Credit Facility includes $1.7 million and $1.8 million of unamortized debt issuance costs as of September 30, 2020 and December 31, 2019, respectively, which are included in Prepaid expenses and other assets, net on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, we had $71.9 million and $77.7 million, respectively, of utilized letters of credit, resulting in $443.1 million and $522.3 million, respectively, of availability under the Revolving Credit Facility.
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

As of September 30, 2020, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$40,232	$55,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	30,238	75,000	LIBOR + 2.50%	On Demand	Mortgage Loans
Warehouse C	23,731	75,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D(3)	15,392	80,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Total	$109,593	$285,000

	As of December 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (2)
Warehouse A	$25,074	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,481	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	59,678	100,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Total	$123,233	$230,000
(1) Subject to certain interest rate floors.
(2)The mortgage warehouse borrowings outstanding as of September 30, 2020 and December 31, 2019 were collateralized by $172.5 million and $190.9 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and approximately $1.1 million and $1.6 million, respectively, of cash which is included in restricted cash in the accompanying Condensed Consolidated Balance Sheets.

(3) Warehouse D is a mortgage warehouse facility assumed in connection with the acquisition of WLH. We renewed Warehouse D upon expiration on July 3, 2020 and the new expiration date is November 16, 2020. We intend on renewing this warehouse upon expiration.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2020 and December 31, 2019 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. The debt is obtained for specific communities that contains land banking, profit participation, and joint ventures. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. The increase in our Loans payable and other borrowings balance as of September 30, 2020 compared to December 31, 2019, is primarily due to borrowings within our consolidated joint ventures acquired from WLH. Loans payable bear interest at rates that ranged from 0% to 8% at each of September 30, 2020 and December 31, 2019. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2020, when compared to December 31, 2019.

The carrying value and fair value of our financial instruments are as follows:

		September 30, 2020		December 31, 2019
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$172,501	$172,501	$190,880	$190,880
Derivative assets, net	2	6,708	6,708	1,932	1,932
Mortgage warehouse borrowings	2	109,593	109,593	123,233	123,233
Loans payable and other borrowings	2	332,953	332,953	182,531	182,531
5.875% Senior Notes due 2023 (1)	2	348,558	367,500	348,133	378,669
5.625% Senior Notes due 2024 (1)	2	348,161	372,750	347,756	379,453
5.875% Senior Notes due 2027 (1)	2	494,778	550,000	494,192	548,870
6.625% Senior Notes due 2027 (1)	2	321,715	321,600	—	—
5.75% Senior Notes due 2028(1)	2	445,397	489,375	444,927	491,913
5.125% Senior Notes due 2030(1)	2	493,917	532,500	—	—
Revolving Credit Facility	2	285,000	285,000	—	—

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

As of September 30, 2020, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable. As of December 31, 2019, the fair value of our Chicago assets held for sale and active inventories are $25.1 million, which is excluded from the value in the table presented above.

11. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2020 was 22.7% and 25.4%, respectively, compared to 25.9% and 25.4% for the same periods in 2019, respectively. For the three months ended September 30, 2020 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, uncertain tax positions and special deductions and credits relating to home building activities. The effective tax rate for the nine months ended September 30, 2020 was driven primarily from expenses related to the acquisition of WLH which are currently not deductible for tax purposes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law.  The legislation contains a number of economic relief provisions in response to the COVID-19 pandemic, including the ability to carryback tax losses five years for losses generated in tax years 2018, 2019 and 2020.  As of September 30, 2020, we have not recorded a tax benefit related to the CARES Act, but we are continuing to evaluate the impact of this legislation on the Company.
At September 30, 2020, our cumulative gross unrecognized tax benefits were $5.8 million compared to $6.2 million at December 31, 2019. If the unrecognized tax benefits as of September 30, 2020 were to be recognized, approximately $4.6 million would affect the effective tax rate. We had $0.6 million of gross interest and penalties related to unrecognized tax positions accrued as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the net deferred tax assets included in the Condensed Consolidated Balance Sheet were $274.0 million and $140.5 million, respectively. The increase in deferred tax assets is primarily due to the addition of the estimated fair value of deferred tax assets recorded from the acquisition of WLH.
12. STOCKHOLDERS’ EQUITY
Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

On February 28, 2020, we announced that our Board of Directors authorized a renewal of our stock repurchase program until December 31, 2020. The current stock repurchase program permits the repurchase of up to $100.0 million of our Common Stock. Repurchases of our Common Stock under the program will be effected, if at all, through open market purchases, privately negotiated transactions or other transactions through December 31, 2020. During the three and nine months ended September 30, 2020, we repurchased zero and 5,436,479 shares of Common Stock under the stock repurchase program, respectively. During the three and nine months ended September 30, 2019, we repurchased zero and 8,389,348 shares of Common Stock under our stock repurchase program, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Amount available for repurchase — beginning of period	$9,837	$—	$—	$57,437
Additional amount authorized for repurchase	—	—	100,000	100,000
Amount repurchased	—	—	(90,163)	(157,437)
Amount available for repurchase — end of period	$9,837	$—	$9,837	$—

13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, RSUs and other equity-based awards deliverable in shares of our Common Stock. As of September 30, 2020, we had an aggregate of 5,733,695 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units (1), (2)	$4,273	$2,747	$15,980	$8,105
Stock options	999	946	6,174	2,831
Total stock compensation	$5,272	$3,693	$22,154	$10,936
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2)Stock-based compensation expense for the three and nine months ended September 30, 2020 includes expense recognized for equity awards associated with the acquisition of WLH, which were converted from WLH to TMHC equity awards.

At September 30, 2020 and December 31, 2019, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $30.1 million and $20.8 million, respectively. The aggregate unrecognized value as of September 30, 2020 includes the stock-based compensation expense relating to the acquisition of WLH.

Restricted Stock Units – The following table summarizes the time-based RSU and performance-based RSU activity for the nine months ended September 30, 2020:

	Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,708,393	$19.06
Granted	724,370	24.32
Vested	(632,464)	17.34
Forfeited (1)	(43,230)	16.29
Balance at September 30, 2020(2)	1,757,069	$22.04
(1) Forfeitures on time-based RSUs are a result of terminations of employment, while forfeitures on performance-based RSUs are a result of failing to attain certain goals as outlined in our stock based compensation awards or termination of employment. Outstanding performance-based RSUs reflected in the table above are reported at target level of performance.
(2) The balance as of September 30, 2020 excludes 120,792 unvested RSUs relating to the acquisition of WLH.

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

Stock Options – The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	Units	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	3,339,244	$18.98
Granted(1)	828,253	21.95
Exercised(2)	(372,021)	17.43
Canceled/Forfeited(1)	(96,817)	18.84
Outstanding at September 30, 2020(2)	3,698,659	$19.81
Options exercisable at September 30, 2020(2)	1,803,042	$18.78
(1)Excludes the number of options granted and canceled in the same period.
(2)Amount excludes 68,054 of options exercised relating to the acquisition of WLH.
(3)Amount excludes 214,416 of outstanding and exercisable options relating to the acquisition of WLH.
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below provides the components of accumulated other comprehensive income (“AOCI”) for the periods presented (in thousands). There was no activity in the three months ended September 30, 2020 and September 30, 2019. Therefore, such periods are not presented.

	Nine Months Ended September 30,
Total Post-Retirement Benefits Adjustments:	2020	2019
Balance, beginning of period	$884	$2,001
Other comprehensive income, net of tax	$(13)	$284
Balance, end of period	$871	$2,285

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
In the current year, we experienced two reconsideration events with respect to our reporting segments. On February 6, 2020, we completed the acquisition of WLH. In addition, the COVID-19 pandemic created operational management and structural challenges which could result in potential changes to our chief operating decision maker function. Therefore, for purposes of our 2020 segment reporting, the operating financial information of WLH has been categorized within our existing homebuilding reporting segments based on geography. We will continue to analyze our segment categorizations and expect to finalize our conclusions in conjunction with the finalization of purchase accounting for WLH as well as the finalization of operational alignment decisions resulting from changes made in response to COVID-19.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Orlando, Raleigh, Sarasota, Naples, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Las Vegas, Portland, Seattle, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended September 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenues	$507,541	$426,275	$718,167	$47,451	$—	$1,699,434

Gross margin	90,018	87,352	107,075	25,244	—	309,689
Selling, general and administrative expenses	(41,450)	(33,181)	(45,525)	—	(27,011)	(147,167)
Equity in (loss)/income of unconsolidated entities	—	(5)	325	2,637	—	2,957
Interest and other expense, net (2)	(194)	(359)	(2,880)	(1,442)	(1,399)	(6,274)
Loss on extinguishment of debt, net	—	—	—	—	(10,247)	(10,247)
Income/(loss) before income taxes	$48,374	$53,807	$58,995	$26,439	$(38,657)	$148,958
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Three Months Ended September 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$439,498	$313,643	$328,710	$23,254	$—	$1,105,105

Gross margin	74,368	58,021	68,260	10,425	—	211,074
Selling, general and administrative expenses	(39,560)	(29,918)	(23,366)	—	(26,255)	(119,099)
Equity in (loss)/income of unconsolidated entities	—	(50)	1,215	939	(1)	2,103
Interest and other (expense)/income, net	(531)	(159)	63	—	(3,030)	(3,657)
Income/(loss) before income taxes	$34,277	$27,894	$46,172	$11,364	$(29,286)	$90,421

	Nine Months Ended September 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenues	$1,405,556	$1,280,479	$1,745,279	$115,787	$24,717	$4,571,818

Gross margin	226,771	234,723	240,864	50,137	(872)	751,623
Selling, general and administrative expenses	(118,249)	(101,405)	(121,337)	—	(88,179)	(429,170)
Equity in (loss)/income of unconsolidated entities	—	(166)	899	8,164	(19)	8,878
Interest and other expense, net (2)	(308)	(4,230)	(16,170)	(8,880)	(86,469)	(116,057)
Loss on extinguishment of debt	—	—	—	—	$(10,247)	$(10,247)
Income/(loss) before income taxes	$108,214	$128,922	$104,256	$49,421	$(185,786)	$205,027
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Nine Months Ended September 30, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Total revenues	$1,279,826	$931,592	$1,022,088	$62,117	$—	$3,295,623

Gross margin	212,693	163,015	215,658	25,522	—	616,888
Selling, general and administrative expenses	(116,579)	(87,478)	(68,906)	—	(74,836)	(347,799)
Equity in (loss)/income of unconsolidated entities	—	(220)	3,771	4,274	158	7,983
Interest and other expense, net	(4,066)	(715)	(148)	—	(3,631)	(8,560)
Income/(loss) before income taxes	$92,048	$74,602	$150,375	$29,796	$(78,309)	$268,512

	As of September 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,761,739	$1,179,559	$2,619,723	$—	$21	$5,561,042
Investments in unconsolidated entities	—	47,338	73,307	4,477	10	125,132
Other assets	157,634	189,543	598,127	261,045	941,925	2,148,274
Total assets	$1,919,373	$1,416,440	$3,291,157	$265,522	$941,956	$7,834,448
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2019
	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,841,904	$965,039	$1,219,411	$—	$—	$4,026,354
Investments in unconsolidated entities	—	37,506	86,996	4,015	242	128,759
Other assets	165,777	121,724	60,060	257,760	485,252	1,090,573
Total assets	$2,007,681	$1,124,269	$1,366,467	$261,775	$485,494	$5,245,686

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.1 billion and $623.3 million as of September 30, 2020 and December 31, 2019, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2020 will be drawn upon.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment safety practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2020 and December 31, 2019, our legal accruals were $25.9 million and $12.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $80.3 million and $42.3 million as of September 30, 2020 and December 31, 2019, respectively. We recorded lease expense of approximately $4.3 million and $12.9 million, respectively, for the three and nine months ended September 30, 2020, and $2.5 million and $6.7 million for the three and nine months ended September 30, 2019, respectively, within General and administrative expenses on our Condensed Consolidated Statement of Operations.

17. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the condensed Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses on the IRLCs, reflected as derivative assets or liabilities, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights (“MSRs”) and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	September 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$6,800	$305,170	$2,099	$86,434
MBSs(1)	(92)	460,000	(167)	158,000
Total	$6,708		$1,932
(1) Fair value of MBSs included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Total commitments to originate loans approximated $337.6 million and $94.5 million as of September 30, 2020 and December 31, 2019, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

18. RELATED-PARTY TRANSACTIONS

From time to time we may engage in transactions with entities or persons that are affiliated with us. For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, we had no such activity. During the nine months ended September 30, 2019, we engaged in a stock repurchase of 2.1 million shares of Common Stock, totaling $43.7 million, from one of our former principal equityholders, TPG Advisors VI, Inc.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused as of September 30, 2020, in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes, and recently acquired William Lyon Signature, brand names. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. As part of our acquisition of William Lyon Homes (“WLH”), we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of combinations of commercial space, retail, and multi-family units. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of September 30, 2020, is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Orlando, Raleigh, Sarasota, Naples, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Phoenix, Las Vegas, Portland, Seattle, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

As of September 30, 2020 we employed approximately 2,700 full-time equivalent persons. Of these, approximately 2,400 were engaged in corporate and homebuilding operations, and the remaining approximately 300 were engaged in financial services.

In our homebuilding operations, we either directly, or indirectly through our subcontractors, purchase our significant materials necessary to construct a home such as drywall, cement, steel, lumber, insulation and the other building materials. While these materials are generally widely available from a variety of sources, from time to time we experience material shortages on a localized basis which can substantially increase the price for such materials and our construction process can be slowed. We generally have multiple sources for the materials we purchase and have not experienced significant delays due to unavailability of necessary materials.

Factors Affecting Comparability of Results

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this quarterly report. The primary factors that affect the comparability of our results of operations are COVID-19 and the acquisition of WLH.

COVID-19 Impact and Strategy
Notwithstanding the challenges brought by the COVID-19 pandemic, which began to impact our financial condition and results of operations in March 2020, our results for the first three quarters of 2020 were strong, with our net sales orders, average monthly sales pace and home closings each increasing significantly over the comparable prior year period. While certain regions of the United States are in various stages of reopening, the United States continues to struggle with rolling outbreaks of the virus and the effects of COVID-19 could continue to impact our financial condition and results of operations. Due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot fully predict either the near-term or long-term effects that the pandemic will have on our business. Although customer traffic and sales initially slowed following the imposition of social distancing and government-mandated economic shutdowns in March 2020, resulting in higher rates of cancellation than usual as a result of buyers' economic uncertainty, we saw a recovery in net sales orders and average sales pace per community in the second and third quarters, with a 3.8 sales pace per community in the third quarter, the highest level since at least 2013. Similarly, home closings for the third quarter of 2020 were strong, as discussed further below. However, the duration and magnitude of the impact of the COVID-19 pandemic remains unknown, and could adversely affect our business in future periods.

Because residential construction was designated as an essential business in nearly all of our operating markets, our construction operations continued wherever appropriate during the first three quarters of 2020, despite the shelter-in-place orders and other restrictions on commercial activity. However, all Company operations have been conducted in compliance with federal, state, and local COVID-19 guidelines, orders, and ordinances governing construction and homebuilding activities. Since the height of the pandemic, the majority of the states in which we operate have begun to gradually resume normal business operations, and we have continued our construction operations in each of those states. From the beginning of the pandemic, we have and continue to take a number of strategic and actions in response to the COVID-19 crisis to continue to provide uninterrupted service to our customers while protecting their health and safety, as well as that of our employees and vendors. Specifically, we have focused on transforming our customer experience online through innovative digital options, including (i) shifting to a remote selling environment; (ii) providing virtual options for online home tours, design center selections and new home demonstrations; and (iii) offering “curbside” or “drive thru” closings nationwide.

We believe that our liquidity position is strong, and we have nearly $1.0 billion in available liquidity through a combination of cash on hand and available capacity under our revolving credit facility as of September 30, 2020. Our strong closings during the first three quarters of 2020 helped to bolster our already healthy liquidity position. Additionally, in July 2020, we issued $500.0 million of 5.125% Senior Notes due 2030 and completed certain Senior Notes redemptions with the net proceeds therefrom and cash on hand.

To mitigate the inherent business impacts and the uncertainty of the duration of the COVID-19 pandemic, we implemented initiatives across the company to reduce all non-essential expenses and capital expenditures, including but not limited to temporarily reducing or deferring new land acquisitions, phasing development, and implementing a revised cadence on all new inventory home starts. These actions are expected to reduce the growth and may cause a decline of our lot count and the volume of homes delivered in the fourth quarter of 2020 and future periods.

We continue to monitor the impacts of COVID-19 and adjust our operations to limit and mitigate risk to our customers, employees, and business.

Acquisition of WLH

On February 6, 2020, we completed the acquisition of WLH and incurred costs and expenses, primarily consisting of investment banking fees, severance, compensation, and legal fees, among other items. For the three and nine months ended September 30, 2020, we recognized $4.8 million and $109.9 million, respectively, of such costs which are presented in Transaction expenses on the condensed consolidated statement of operations. In addition, our homebuilding gross margin was impacted by purchase accounting. For the three and nine months ended September 30, 2020 we recognized an unfavorable purchase accounting adjustment of $8.9 million and $69.4 million, respectively, in Cost of home closings on the Condensed Consolidated Statement of Operations.
Recent Developments

On July 22, 2020, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). We used the net proceeds from the 2030 Senior Notes offering, together with cash on hand, to partially redeem the 2023 6.00% TM Communities Notes and the 2025 5.875% TM Communities Notes. On September 14, 2020, we redeemed the remaining balance of such notes. A total net loss on extinguishment of debt of approximately $10.2 million is included in Loss on extinguishment of debt, net in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2020. Refer to Note 9 — Debt for additional information regarding these redemptions.

Third Quarter 2020 Highlights:
•Monthly absorptions increased 53 percent to 3.8 net sales per community, the highest level in our public company history.
•Total revenue increased 54 percent to $1.70 billion.
•GAAP home closings gross margin equaled 17.2 percent.
•Adjusted home closings gross margin, exclusive of purchase accounting impacts, equaled 17.8 percent.
•SG&A as a percentage of home closings revenue declined 210 basis points to 9.0 percent.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30, 2020		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Statements of Operations Data:
Home closings revenue, net	$1,640,584	$1,073,110	$4,376,218	$3,205,252
Land closings revenue	6,756	4,420	40,241	14,391
Financial services revenue	47,451	23,254	115,787	62,117
Amenity and other revenue	4,643	4,321	39,572	13,863
Total revenue	1,699,434	1,105,105	4,571,818	3,295,623
Cost of home closings	1,358,196	874,102	3,672,923	2,619,968
Cost of land closings	5,217	2,934	42,636	9,418
Financial services expenses	22,207	12,829	65,650	36,595
Amenity and other expenses	4,125	4,166	38,986	12,754
Gross margin	309,689	211,074	751,623	616,888
Sales, commissions and other marketing costs	102,015	76,765	282,380	226,809
General and administrative expenses	45,152	42,334	146,790	120,990
Equity in income of unconsolidated entities	(2,957)	(2,103)	(8,878)	(7,983)
Interest income, net	(347)	(959)	(1,244)	(2,250)
Other expense/(income), net	1,830	389	7,424	(1,492)
Transaction expenses	4,791	617	109,877	6,496
Loss on extinguishment of debt, net	10,247	3,610	10,247	5,806
Income before income taxes	148,958	90,421	205,027	268,512
Income tax provision	33,759	23,385	52,162	68,307
Net income before allocation to non-controlling interests	115,199	67,036	152,865	200,205
Net income attributable to non-controlling interests — joint ventures	(422)	(24)	(3,845)	(211)
Net income available to Taylor Morrison Home Corporation	$114,777	$67,012	$149,020	$199,994
Home closings gross margin	17.2%	18.5%	16.1%	18.3%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.2%	7.2%	6.5%	7.1%
General and administrative expenses as a percentage of home closings revenue, net	2.8%	3.9%	3.4%	3.8%

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

Adjusted income before income taxes is a non-GAAP financial measure that reflects our income before income taxes excluding the impact of purchase accounting adjustments related to the acquisition of William Lyon Homes (“WLH”), transaction expenses and loss on extinguishment of debt, as applicable. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest income/(expense), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, purchase accounting adjustments relating to the acquisition of WLH, transaction expenses and loss on extinguishment of debt, as applicable. Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income available to the Company excluding the impact of purchase accounting adjustments relating to the acquisition of WLH, transaction expenses, loss on extinguishment of debt and the tax impact due to such adjustments. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance costs/premiums and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding purchase accounting adjustments relating to the acquisition of WLH.

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

Adjusted Net Income and Adjusted Earnings Per Share
	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019
Net income available to TMHC	$114,777	$67,012
William Lyon Homes related purchase accounting adjustments	8,913	—
Transaction expenses	4,791	617
Loss on extinguishment of debt, net	10,247	3,610
Tax impact due to Transaction expenses and Loss on extinguishment of debt	(5,810)	(1,095)
Adjusted net income	$132,918	$70,144

Basic weighted average shares	129,775	105,472
Adjusted earnings per common share - Basic	$1.02	$0.67

Adjusted diluted weighted average shares	131,433	106,852
Adjusted earnings per common share - Diluted	$1.01	$0.66

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Income before income taxes	$148,958	$90,421
William Lyon Homes related purchase accounting adjustments	8,913	—
Transaction expenses	4,791	617
Loss on extinguishment of debt, net	10,247	3,610
Adjusted income before income taxes	$172,909	$94,648

Total revenues	$1,699,434	$1,105,105

Income before income taxes margin	8.8%	8.2%
Adjusted income before income taxes margin	10.2%	8.6%

Adjusted Home Closings Gross Margin
	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Home closings revenue	$1,640,584	$1,073,110
Cost of home closings	1,358,196	874,102
Home closings gross margin	$282,388	$199,008
William Lyon Homes homebuilding related purchase accounting adjustments	8,913	—
Adjusted home closings gross margin	$291,301	$199,008
Home closings gross margin as a percentage of home closings revenue	17.2%	18.5%
Adjusted home closings gross margin as a percentage of home closings revenue	17.8%	18.5%

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Net income before allocation to non-controlling interests	$115,199	$67,036
Interest income, net	(347)	(959)
Amortization of capitalized interest	34,321	22,144
Income tax provision	33,759	23,385
Depreciation and amortization	1,714	1,262
EBITDA	$184,646	$112,868
Non-cash compensation expense	5,272	3,693
William Lyon Homes related purchase accounting adjustments	8,913	—
Transaction expenses	4,791	617
Loss on extinguishment of debt, net	10,247	3,610
Adjusted EBITDA	$213,869	$120,788

Total revenues	$1,699,434	$1,105,105
EBITDA as a percentage of total revenues	10.9%	10.2%
Adjusted EBITDA as a percentage of total revenues	12.6%	10.9%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
(Dollars in thousands)	As of September 30, 2020	As of June 30, 2020
Total debt	$3,180,072	$3,769,740
Less unamortized debt issuance premiums, net	2,526	23,832
Less mortgage warehouse borrowings	109,593	149,784
Total homebuilding debt	$3,067,953	$3,596,124
Less cash and cash equivalents	547,916	674,685
Net homebuilding debt	$2,520,037	$2,921,439
Total equity	3,542,135	3,424,740
Total capitalization	$6,062,172	$6,346,179

Net homebuilding debt to capitalization ratio	41.6%	46.0%

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Average Active Selling Communities

	Three Months Ended September 30,
	2020	2019	Change
East	145	153	(5.2)%
Central	122	135	(9.6)
West	126	58	117.2
Total	393	346	13.6%

	Nine Months Ended September 30,
	2020	2019	Change
East	146	162	(9.9)%
Central	130	138	(5.8)
West	116	59	96.6
Total	392	359	9.2%

Average active selling communities for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 increased by 13.6% and 9.2%, respectively. The increases are primarily attributable to new communities from our acquisition of WLH, which were partially offset by scheduled and unscheduled community close outs. The unscheduled close outs are a result of our strong sales environment which is driving certain communities to sell out ahead of schedule. The legacy WLH operations are primarily in the Western United States which drove the increases in the West region for both periods.

Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	1,548	1,161	33.3%	$682,744	$463,201	47.4%	$441	$399	10.5%
Central	1,133	759	49.3	537,265	360,413	49.1	474	475	(0.2)
West	1,744	620	181.3	946,439	331,133	185.8	543	534	1.7
Total	4,425	2,540	74.2%	$2,166,448	$1,154,747	87.6%	$490	$455	7.7%

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	4,085	3,611	13.1%	$1,728,989	$1,469,468	17.7%	$423	$407	3.9%
Central	3,042	2,380	27.8	1,398,896	1,129,506	23.9	460	475	(3.2)
West	4,217	1,974	113.6	2,221,838	1,061,312	109.3	527	538	(2.0)
Total	11,344	7,965	42.4%	$5,349,723	$3,660,286	46.2%	$472	$460	2.6%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders increased by 33.3% and 13.1%, for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, respectively. The increase in net sales orders was primarily due to increased demand in most of our Florida markets compared to the prior year. Our Florida markets, including the active adult market, gained strength during the three months ended September 30, 2020, despite the impacts of COVID-19. In addition, sales order pace increased 44% and 24% for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, respectively, which further contributed to the increase in net sales orders. Product and geographical mix contributed to the change in average selling price for both periods.

Central:
The number of net sales orders increased by 49.3% and 27.8% for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, respectively, while the average selling price decreased by 0.2% and 3.2% for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, respectively. The increase in net sales orders stemmed primarily from our Austin and Denver markets as a result of an increase in average outlets from the acquisition of WLH in those two particular markets. In addition, sales order pace increased 63% and 37% for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, respectively. The decrease in average selling prices was a result of product and geographical mix.

West:
The number of net sales orders increased by 181.3% and 113.6% for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, respectively, while the average selling price increased by 1.7% and decreased by 2.0% for the three and nine months ended September 30, 2020 compared to the same periods in the prior year, respectively. Additional active selling communities resulting from the acquisition of WLH was the primary contributor to the increase in net sales orders. The decrease in average selling prices for the nine month period was a result of product and geographical mix driven by the acquired WLH communities which have a lower average selling price than legacy TMHC communities.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
East	8.1%	10.9%	11.7%	11.6%
Central	12.1%	13.8%	16.3%	12.8%
West	9.4%	11.0%	13.9%	13.3%
Total Company	9.7%	11.8%	13.8%	12.4%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased to 9.7% from 11.8% and increased to 13.8% from 12.4%, respectively for the three and nine months ended September 30, 2020 compared to the same periods in the prior year. We believe the increase in cancellations for the nine months ended September 30, 2020 occurred as a result of the early impacts of COVID-19 during the first and second quarters, including an overall decrease in consumer confidence in general and the confidence of potential homebuyers in particular. However, the decrease for the three months ended September 30, 2020, exemplifies the returning consumer confidence after several months have passed since the onset of the pandemic. Refer to Item 2. Management's Discussion and Analysis — COVID-19 Impact and Strategy and Item 1A. Risk Factors for further discussion.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	2,603	2,186	19.1%	$1,158,391	$935,273	23.9%	$445	$428	4.0%
Central	2,331	1,856	25.6	1,119,626	936,889	19.5	480	505	(5.0)
West	2,827	1,253	125.6	1,474,011	662,440	122.5	521	529	(1.5)
Total	7,761	5,295	46.6%	$3,752,028	$2,534,602	48.0%	$483	$479	0.8%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 46.6% and 48.0% at September 30, 2020, respectively, compared to September 30, 2019. The increase in backlog units and sales value was primarily due to increased active selling communities resulting from the acquisition of WLH, which contributed approximately 1,700 backlog units for the third quarter of 2020. The change in average selling price in each region for the nine months ended September 30, 2020 compared to the same period in the prior year was as a result of product and geographical mix shifts across all segments.

Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	1,216	1,029	18.2%	$499,212	$434,446	14.9%	$411	$422	(2.6)%
Central	913	653	39.8	423,642	309,954	36.7	464	475	(2.3)
West	1,340	614	118.2	717,730	328,710	118.3	536	535	0.2
Total	3,469	2,296	51.1%	$1,640,584	$1,073,110	52.9%	$473	$467	1.3%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	3,298	3,063	7.7%	$1,362,082	$1,258,758	8.2%	$413	$411	0.5%
Central	2,791	1,944	43.6	1,270,215	924,411	37.4	455	476	(4.4)
West	3,353	1,821	84.1	1,743,921	1,022,083	70.6	520	561	(7.3)
Total	9,442	6,828	38.3%	$4,376,218	$3,205,252	36.5%	$463	$469	(1.3)%

East:
The number of homes closed and home closings revenue, net increased by 18.2% and 14.9%, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year, and increased by 7.7% and 8.2%, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase in both units and dollars for the three and nine months ended September 30, 2020 compared to the same periods in the prior year was primarily due to higher opening backlog in the current year period compared to the prior year period. In addition, with respect to the nine-month period ended September 30, 2020, the East region experienced a decrease in both units and dollars during the second quarter of 2020 as a result of COVID-19 impacts, resulting in a lower year-over-year percentage increase in home closings and home closings revenues, net for the nine months ended September 30, 2020 compared to the third quarter ended September 30, 2020.

Central:
The number of homes closed and home closings revenue, net increased by 39.8% and 36.7%, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year, and increased by 43.6% and 37.4% respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. These increases in both units and dollars were primarily due to the acquisition of WLH, as well as the Central region experiencing a higher opening backlog in the current year period compared to the same period in the prior year.

West:
The number of homes closed and home closings revenue, net each increased by approximately 118%, for the three months ended September 30, 2020 compared to the same period in the prior year, and increased by 84.1% and 70.6% respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase in both units and dollars was primarily due to the increase in active selling communities resulting from the acquisition of WLH. The increases for the nine months ended September 30, 2020 were partially offset by the impacts of COVID-19 during the second quarter of 2020.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
East	$4,123	$731	$3,392
Central	2,633	3,689	(1,056)
West	—	—	—
Total	$6,756	$4,420	$2,336

	Nine Months Ended September 30,
(Dollars in thousands)	2020		2019	Change
East	$29,977	C	$7,205	$22,772
Central	10,264		7,181	3,083
West	—		5	(5)
Total	$40,241		$14,391	$25,850

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The increase in land closings revenue for the nine months ended September 30, 2020 in the East region was due to the sale of our Chicago operations and certain commercial assets we previously acquired in the AV Homes acquisition in 2018.

Amenity and Other Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
East	4,206	4,321	$(115)
Central	—	—	—
West	437	—	437
Corporate	—	—	—
Total	$4,643	$4,321	$322

	Nine Months Ended September 30,
(Dollars in thousands)	2020		2019	Change
East	$13,497	C	$13,863	$(366)
Central	—		—	—
West	1,358		—	1,358
Corporate	$24,717		$—	$24,717
Total	$39,572		$13,863	$25,709

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Urban Form operations from the acquisition of WLH. Urban Form primarily develops and constructs multi-use properties which consist of combinations of commercial space, retail, and multi-family units. Urban Form sold an asset in the quarter ended March 31, 2020, generating $24.7 million in revenue.

Home Closings Gross Margin and Adjusted Home Closings Gross Margin

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Home closings revenue, net	$499,213	$434,446	$423,641	$309,954	$717,730	$328,710	$1,640,584	$1,073,110
Cost of home closings	410,248	360,071	337,222	253,581	610,726	260,450	1,358,196	874,102
Home closings gross margin	88,965	74,375	86,419	56,373	107,004	68,260	282,388	199,008
Purchase accounting adjustment	—	—	3,027	—	5,886	—	8,913	—
Adjusted home closings gross margin	$88,965	$74,375	$89,446	$56,373	$112,890	$68,260	$291,301	$199,008
Home closings gross margin %	17.8%	17.1%	20.4%	18.2%	14.9%	20.8%	17.2%	18.5%
Adjusted home closings gross margin %	17.8%	17.1%	21.1%	18.2%	15.7%	20.8%	17.8%	18.5%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Home closings revenue, net	$1,362,082	$1,258,758	$1,270,215	$924,411	$1,743,921	$1,022,083	$4,376,218	$3,205,252
Cost of home closings	1,133,448	1,048,841	1,036,691	764,699	1,502,784	806,428	3,672,923	2,619,968
Home closings gross margin	228,634	209,917	233,524	159,712	241,137	215,655	703,295	585,284
Purchase accounting adjustment	—	—	25,440	—	43,978	—	69,418	—
Adjusted home closings gross margin	$228,634	$209,917	$258,964	$159,712	$285,115	$215,655	$772,713	$585,284
Home closings gross margin %	16.8%	16.7%	18.4%	17.3%	13.8%	21.1%	16.1%	18.3%
Adjusted home closings gross margin %	16.8%	16.7%	20.4%	17.3%	16.3%	21.1%	17.7%	18.3%

East:
Home closings gross margin percentage increased to 17.8% from 17.1% for the three months ended September 30, 2020 and 2019, respectively, and increased to 16.8% from 16.7% for the nine months ended September 30, 2020 and 2019, respectively. The primary driver for the increases were product mix in our Florida markets. In addition, several markets in the East experienced higher vendor rebates, which was partially offset by by higher land and development costs for the current year period compared to the prior year period.

Central:
Home closings gross margin percentage increased to 20.4% from 18.2% for the three months ended September 30, 2020 and 2019, respectively, and to 18.4% from 17.3% for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2020 was primarily driven by an increase in demand in the majority of our Central region's markets, which had lower construction costs. Geographic mix, product mix, and market appreciation also contributed to the increase in home closings margin percentage for the three and nine months ended September 30, 2020 compared to the same period in the prior year.

West:
Home closings gross margin percentage decreased to 14.9% from 20.8% for the three months ended September 30, 2020 and 2019, respectively, and to 13.8% from 21.1% for the nine months ended September 30, 2020 and 2019, respectively. The primary driver for the decrease was purchase accounting adjustments from the acquisition of WLH in several of the markets in the West. In addition, the product and geographical mix within legacy WLH yielded a lower homebuilding gross margin than our legacy markets.
Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ In thousands)	2020	2019	Change	2020	2019	Change
Financial services revenue	$40,341	$18,904	113.4%	$97,158	$50,632	91.9%
Title services revenue	5,789	3,170	82.6	14,780	8,596	71.9
Financial services revenue - other	1,321	1,180	11.9	3,849	2,889	33.2
Total financial services revenue	47,451	23,254	104.1%	115,787	62,117	86.4%
Financial services equity in income of unconsolidated entities	2,637	939	180.8	8,164	4,274	91.0%
Total revenue	50,088	24,193	107.0	123,951	66,391	86.7
Financial services expenses	22,207	12,829	73.1	65,650	36,595	79.4
Financial services transaction expenses	1,442	—	—	8,880	—	—
Financial services income before income taxes	$26,439	$11,364	132.7%	$49,421	$29,796	65.9
Total originations:
Number of Loans	2,355	1,372	71.6%	6,136	3,663	67.5%
Principal	$843,744	$474,332	77.9%	$2,107,622	$1,279,905	64.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Supplemental data:
Average FICO score	753	748	751	749
Funded origination breakdown:
Government (FHA,VA,USDA)	17%	15%	16%	14%
Other agency	80%	73%	79%	72%
Total agency	97%	88%	95%	86%
Non-agency	3%	12%	5%	14%
Total funded originations	100%	100%	100%	100%

Financial services revenue increased by 104.1% and 86.4% for the three and nine months ended September 30, 2020, respectively compared to the same periods in the prior year. The increase in financial services revenue was due to increased mortgage closings primarily arising from the acquisition of WLH.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.2% from 7.2% for the three months ended September 30, 2020 compared to the same period in 2019 and to 6.5% from 7.1% for the nine months ended September 30, 2020, compared to the same period in 2019. The decreases were primarily driven by our initiatives to reduce all non-essential expenses as a result of COVID-19 as well as sustained leverage in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 2.8% from 3.9% for the three months ended September 30, 2020 and 2019, respectively and to 3.4% from 3.8% for the nine months ended September 30, 2020 and 2019, respectively. The decreases were primarily driven by an increase in home closings revenue, net as well as our initiatives to reduce all non-essential expenses as a result of COVID-19.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $3.0 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $8.9 million and $8.0 million for the nine months ended September 30, 2020 and 2019, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, which was partially offset by several of our homebuilding joint ventures nearing close out.

Interest Income, Net
Interest income, net was $0.3 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Income/Expense, Net
Other income/expense, net was $1.8 million and $0.4 million in expense for the three months ended September 30, 2020 and 2019, respectively, and $7.4 million in expense and $1.5 million in income for the nine months ended September 30, 2020 and 2019, respectively. The increase in other expense for the nine months ended September 30, 2020 resulted from write-offs of higher pre-acquisition costs from projects we are no longer pursuing.

Transaction Expenses

Transaction expenses were $4.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively and $109.9 million and $6.5 million for the nine months ended September 30, 2020 and 2019. Transaction expenses for the three and nine months ended September 30, 2020 consisted of acquisition related costs from the acquisition of WLH, which include investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs. Transaction expenses for the three and nine months ended September 30, 2019 consisted of acquisition related costs from the acquisition of AV Homes which closed in the fourth quarter of 2018 and includes compensation, legal fees, and other various integration costs.

Income Tax Provision
The effective tax rate for the three and nine months ended September 30, 2020 was 22.7% and 25.4%, respectively, compared to 25.9% and 25.4% for the same periods in 2019, respectively. The decrease in the effective tax rate for the three months ended September 30, 2020 relates to deductions and credits relating to homebuilding activities.

Net Income
Net income and diluted earnings per share for the three months ended September 30, 2020 was $115.2 million and $0.87, respectively. Net income and diluted earnings per share for the three months ended September 30, 2019 was $67.0 million and $0.63, respectively. The increases in net income and earnings per share from the prior year were primarily attributable to higher homebuilding revenues, net as a result of the acquisition of WLH and higher gross margin dollars.

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

In response to emerging trends in the mortgage business, our wholly-owned mortgage subsidiary, TMHF, began retaining MSRs on certain of the loans it originates during the first quarter of 2020. Servicing advances TMHF makes may be subject to delays in recovery to the extent the loans we service go into forbearance or delinquency. We do not currently expect our MSR portfolio to become a significant part of TMHF’s business, though a substantial increase in the volume of loans that we service coupled with a significant increase in the number of such loans which become delinquent or subject to forbearance, could affect TMHF’s short-term liquidity and revenue from operations.

We believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. Refer to Item 2. Management's Discussion and Analysis — COVID-19 Impact and Strategy and Item 1A. Risk Factors for further discussion.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2020	December 31, 2019
Cash, excluding restricted cash	$547,916	$326,437

Revolving credit facility	800,000	600,000
Letters of credit outstanding	(71,898)	(77,719)
Revolving credit facility borrowings outstanding (1)	(285,000)	—
Revolving credit facility availability	443,102	522,281

Total liquidity	$991,018	$848,718
(1)As a precautionary measure during the COVID-19 pandemic, we made the decision in the first quarter of 2020 to borrow $485.0 million on our Revolving Credit Facility. We repaid $200.0 million on the Revolving Credit Facility in the third quarter of 2020.

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $798.0 million for the nine months ended September 30, 2020 compared to $153.4 million for the nine months ended September 30, 2019. The increase in cash provided by operating activities during 2020 was due to less spend on real estate inventory, land deposits, and an increase in customer deposits.

Investing Cash Flow Activities
Net cash used in investing activities was $297.5 million for the nine months ended September 30, 2020, as compared to $7.1 million used in investing activities for the nine months ended September 30, 2019. The increase in cash used in investing activities during 2020 was due to the WLH acquisition.

Financing Cash Flow Activities
Net cash used in financing activities was $280.1 million for the nine months ended September 30, 2020 compared to $254.3 million for the nine months ended September 30, 2019. The cash used in financing activities during 2020 was due to the repayments of senior notes in which we redeemed 7.00% Senior Notes 2022 for $52.0 million during the first quarter of 2020, the 2023 6.00% Senior Notes for $350.0 million and the 2025 5.875% Senior Notes for $436.9 million in the third quarter of 2020. These redemptions were partially offset by the issuance of our 2030 Senior Notes for $500.0 million.
In addition, we borrowed $485.0 million on our Revolving Credit Facility as a precautionary measure as a result of COVID-19 during the first quarter and repaid $200.0 million of the borrowings during the third quarter. The cash used in financing activities during 2019 was primarily for net repayments of debt and Common Stock repurchases.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facility, see Note 9 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of September 30, 2020

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

As of September 30, 2020, total cash invested in unconsolidated joint ventures was $24.0 million.

Land Purchase and Land Option Contracts
We enter into land purchase and option contracts to procure land or lots for the construction of homes in the ordinary course of business. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. As of September 30, 2020, we had outstanding land purchase and lot option contracts, excluding any land banking arrangements, of $515.8 million. We are obligated to close the transaction under our land purchase contracts. However, our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2020, we had non-refundable deposits totaling $138.2 million.

In connection with our acquisition of WLH, we acquired various land banking arrangements. As of September 30, 2020, we had the right to purchase 2,699 lots under such land agreements for an aggregate purchase price of $334.9 million.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2020 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2020, approximately 88% of our debt was fixed rate and 12% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of September 30, 2020, we had $285.0 million in outstanding borrowings under our Revolving Credit Facility. We had $443.1 million of additional availability for borrowings including $128.1 million of additional availability for letters of credit under our Revolving Credit Facility as of September 30, 2020 (giving effect to $71.9 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding Senior Notes at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal cash flows by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2020. The interest rate for our variable rate debt represents the interest rate on our borrowings under our Revolving Credit Facility and mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2020	2021	2022	2023	2024	Thereafter	Total
Fixed Rate Debt	$39.6	$121.3	$82.8	$404.0	$360.7	$1,774.6	$2,783.0	$2,966.7
Weighted average interest rate(1)	2.9%	2.9%	2.9%	5.4%	5.7%	5.7%	5.4%
Variable Rate Debt(2),(3)	$394.6	$—	$—	$—	$—	$—	$394.6	$394.6
Weighted average interest rate	2.6%	—	—	—	—	—	2.6%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at September 30, 2020, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.9 million per year.
(3) Amount in 2020 includes the outstanding balance on our Revolving Credit Facility which may be repaid at anytime, however the maturity of the facility is February 6, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Management excluded from its assessment the internal control over financial reporting for WLH, which was acquired on February 6, 2020, and represented 28.3% of the Company's consolidated total assets and 26.3% of the Company's consolidated homebuilding revenues as of and for the three months ended September 30, 2020.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We curtailed our investments in land acquisitions and phased development during 2020. These actions may reduce growth, and may cause a decline of our lot count and the volume of homes delivered in future periods. While certain jurisdictions have begun to ease the restrictions imposed at the outset of the pandemic, concerns remain regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of lifting these restrictions prematurely. Accordingly, the extent to which the COVID-19 pandemic may impact our future results of operations and overall financial performance remains uncertain.

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

In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas. We may experience decreased employee productivity, including as a result of division and corporate office team members shifting to a work-from-home protocol. Our operations could be disrupted if key members of our senior management, our directors or a significant percentage of our employees are unable to continue to work because of illness, government directives or otherwise. Additionally, we have incurred, and may continue to incur, increased costs associated with implementing additional personal and workplace safety protocols and employee-related measures, including providing additional paid time off for all field team members and any team members testing positive for COVID-19 and covering out-of-pocket costs for any team members testing positive for COVID-19. We may also encounter delays in responsiveness by governments, municipalities, and other third parties in other matters arising in the ordinary course of business due to their prioritization of matters relating to COVID-19, including but not limited to the timely issuance of building permits, inspections, and entitlement approvals.

The COVID-19 pandemic caused stock market valuations to be highly volatile. As with many other companies, our stock price suffered a significant decline early in the second quarter of 2020 due to COVID-19 related uncertainty; however, our valuation had substantially recovered by the end of the current quarter. The potential magnitude and duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19 remain uncertain and could include, among other things, continued volatility in financial markets and the value of our common stock.

In connection with the preparation of our quarterly financial statements, we assessed the changes in circumstances that occurred during the quarter to determine whether it is more likely than not that the fair values of any of our reporting units were below their carrying amounts. Significant factors we took into consideration included the fluctuations in the equity markets, general economic conditions, homebuilding industry conditions, the Company's overall financial performance, and the gap between our net assets and market capitalization as of September 30, 2020. We concluded there were no indicators that goodwill was impaired and did not perform a quantitative test. We will continue to monitor events and circumstances for changes that indicate goodwill would need to be reevaluated for impairment during current and future interim periods prior to the annual impairment test. These future events and circumstances include, but are not limited to, changes in the overall financial performance of our respective reporting units, potential changes in reporting units, impacts to our business as a result of the ongoing COVID-19 pandemic, as well as other quantitative and qualitative factors relevant to the analysis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2020, we announced that our Board of Directors had authorized a renewal of the Company's stock repurchase program. The stock repurchase program previoulsy approved by the Board of Directors permitted the repurchase of up to $100 million of the Company's Common Stock until December 31, 2020. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions until December 31, 2020. There were no repurchases by the Company of its Common Stock during the three months ended September 30, 2020. Refer to Note 12. - Stockholders' Equity for additional discussion of the Company's stock repurchase program and repurchase activity as of September 30, 2020.

Any stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1†^
Agreement and Plan of Merger, dated June 7, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Communities, Inc., Thor Merger Sub, Inc. and AV Homes, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 7, 2018).

2.2
Agreement and Plan of Merger, dated as of October 26, 2018, by and among Taylor Morrison Home Corporation, Taylor Morrison Home II Corporation and Second Half 2018 Mergerco Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

2.3†^
Agreement and Plan of Merger, dated November 5, 2019, by and among Taylor Morrison Home Corporation, Tower Merger Sub, Inc. and William Lyon Homes (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-235410)).

3.1	Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.3	Amendment to the Amended and Restated By-laws. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

4.1*
Indenture, dated as of July 22, 2020, relating to Taylor Morrison Communities, Inc.'s 5.125% Senior Notes Due 2030, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	November 2, 2020
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)