Form 10-K
period 2020-12-31
Taylor Morrison Home Corp
filed 2021-02-24
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter was $2,470,892,365, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the issuer’s common stock, as of February 24, 2021:

Class	Outstanding
Common Stock, $0.00001 par value	128,829,090
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

i

Available Information

Information about our company and communities is provided on our Internet websites at www.taylormorrison.com (the “Taylor Morrison website”). The information contained on or accessible through the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Ethics and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “Corporate Governance.” To the extent required by the SEC's rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

TMHC's predecessor was incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and the telephone number is (480) 840-8100.

Forward-Looking Statements

Certain information included in this Annual Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as, but not limited to, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of our strategy or future operating or financial performance. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this Annual Report on Form 10-K, including those described below and under the heading “Risk Factors” in Part I, Item 1A and below under the heading "Summary of Material Risks".

Summary of Material Risks

As you read this Annual Report and other reports or public statements, you should understand that statements made herein are not guarantees of performance or results. They are subject to known and unknown risks, uncertainties and assumptions including those described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report. Although we believe that our forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•the scale and scope of the novel coronavirus (“COVID-19”) global pandemic;
•changes in general and local economic conditions;
•slowdowns or severe downturns in the housing market;
•homebuyers’ ability to obtain suitable financing;
•increases in interest rates, taxes or government fees;
•shortages in, disruptions of and cost of labor;
•higher cancellation rates of existing home sales contracts;
•competition in our industry;
•any increase in unemployment or underemployment;
•inflation or deflation;
•the seasonality of our business;
•the physical impact of climate change;
•our ability to obtain additional performance, payment and completion surety bonds and letters of credit;
•significant home warranty and construction defect claims;
•our reliance on subcontractors;
•failure to manage land acquisitions, inventory and development and construction processes;

•availability of land and lots at competitive prices;
•decreases in the market value of our land inventory;
•our ability to use deferred tax assets;
•raw materials and building supply shortages and price fluctuations;
•our concentration of significant operations in certain geographic areas;
•risks associated with our unconsolidated joint venture arrangements;
•information technology failures and data security breaches;
•costs to engage in and the success of future growth or expansion of our operations or acquisitions or disposals of businesses;
•risks related to the integration of William Lyon Homes and our ability to recognize the anticipated benefits from the business combination;
•costs associated with our defined benefit and defined contribution pension plans;
•damages associated with any major health and safety incident;
•our ownership, leasing or occupation of land and the use of hazardous materials;
•negative publicity or poor relations with the residents of our communities;
•failure to recruit, retain and develop highly skilled, competent people;
•new or changing government regulations and legal challenges;
•our compliance with environmental laws and regulations regarding climate change;
•existing or future litigation, arbitration or other claims;
•utility and resource shortages or rate fluctuations;
•our ability to sell mortgages we originate and claims on mortgages sold to third parties;
•governmental regulation applicable to our financial services and title services business;
•the loss of any of our important commercial lender relationships;
•constriction of the capital markets;
•risks related to our substantial debt and the agreements governing such debt, including restrictive covenants contained in such agreements; and
•provisions in our charter, bylaws and Delaware Law that may delay or prevent an acquisition by a third party.

PART I

ITEM 1. BUSINESS

General Overview

We are one of the largest public homebuilders in the United States and have been named America's Most Trusted Homebuilder for six consecutive years (as awarded by Lifestory Research). We are also a land developer, with a portfolio of lifestyle and master-planned communities. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and active adult buyers. We have historically operated under the Taylor Morrison and Darling Homes brand names. During 2020, we completed the acquisition of William Lyon Homes (“WLH”), and as a result we also operate under the William Lyon Signature brand name. As part of our acquisition, we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family properties. In addition, we provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

We have operations in eleven states, and our business is organized into multiple homebuilding operating components and a financial services component, which are managed as multiple reportable segments, as follows:

East(1)	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services
(1)As of January 31, 2020, we completed the sale of our operations in Chicago to a third party homebuilder.

Over the last several years, we have grown organically and through multiple builder acquisitions.
•On February 6, 2020, we completed the acquisition of WLH, expanding our geographic footprint into three new states. WLH was one of the nation's largest homebuilders in the Western United States which designed, constructed, marketed and sold single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon, and Texas.
•On October 2, 2018, we completed the acquisition of AV Homes, Inc. (“AV Homes”), a homebuilder and land developer of residential communities in Florida, North and South Carolina, Arizona, and Texas.
•On January 8, 2016, we completed the acquisition of Acadia Homes, which solidified our position as a top homebuilder in Atlanta.
•On July 21, 2015, we completed the acquisition of three divisions of Orleans Homes in markets within Charlotte, Chicago and Raleigh, all of which were new areas of operations for us.
•On April 30, 2015, we completed the acquisition of JEH Homes which marked our initial entrance into the Atlanta-based markets.

Collectively, these acquisitions reflect our strategic approach in expanding our geographic footprint in order to be an industry leader.

In recent years, we have leveraged our core homebuilding and land acquisition expertise in new ways. In July 2019, we announced an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities, to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We have broken ground on two communities in Phoenix and have expanded into new markets which include Austin, Dallas, Orlando, Tampa, and Charlotte. We plan to expand into two additional markets during 2021. We anticipate the first homes will be available for rent during the latter half of 2021, and once the communities reach stabilized rental levels, we will evaluate potential exit/hold for investment strategies which will determine our long-term objective for these investments.

The COVID-19 pandemic has had a widespread effect on national and global economies, and the United States continues to be challenged with cases. We have implemented multiple safety measures to protect our employees, customers, and trade partners.

Despite the negative impacts of COVID-19, our leadership team created a strategic plan which allowed us to thrive under the restrictive environment. Specifically, we focused on transforming our customer experience online through innovative digital options, including (i) shifting to a remote selling environment; (ii) providing virtual options for online home tours, design center selections and new home demonstrations; and (iii) offering “curbside” or “drive thru” closings nationwide. In addition, we enhanced our website to further include a state-of-the-art customized chatbot to help provide information, engage the shopper and capture the customer, along with online appointments including home reservations that allow shoppers to reserve an inventory home online. While many of these new online products were already in process, the need for such customer convenience was expedited as a result of the pandemic.

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

On October 26, 2018, Taylor Morrison Home II Corporation, a Delaware corporation formerly known as Taylor Morrison Home Corporation (“Original Taylor Morrison”), completed a holding company reorganization (the “Reorganization”), which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding common stock of Original Taylor Morrison. New Taylor Morrison assumed the name Taylor Morrison Home Corporation. Consequently, Original Taylor Morrison became a direct, wholly-owned subsidiary of New Taylor Morrison. In the Reorganization, Original Taylor Morrison’s stockholders became stockholders of New Taylor Morrison, on a one-for-one basis, with the same number of shares and same ownership percentage of the corresponding class of Original Taylor Morrison common stock that they held immediately prior to the holding company reorganization.

In connection with the Reorganization and the Contribution Agreement among the Company, Original Taylor Morrison and the holders of Original Taylor Morrison’s Class B common stock and paired TMM II Units party thereto (the “Paired Interest Holders”), following the consummation of the Reorganization, each Paired Interest Holder contributed its partnership units (“TMM II Units”) of TMM Holdings II Limited Partnership, the principal subsidiary of the Company and Original Taylor Morrison (“TMM II”), and paired shares of the Company’s Class B common stock to the Company in exchange, on a one-for-one basis, for shares of the Company’s Class A common stock (the “Exchange”). As a result of the Exchange, TMM II became an indirect wholly owned subsidiary of the Company. All of the Class B shares were cancelled following the Exchange. Therefore, the Company has only one class of common stock outstanding. On May 29, 2019, the Company's stockholders approved the amendment and restatement of the Company's certificate of incorporation to (i) delete provisions no longer applicable following the cancellation of all outstanding shares of the former Class B Common Stock; and (ii) to rename the Company's Class A common stock as “Common Stock, par value $0.00001 per share.” Following this amendment and restatement, under the Company's certificate of incorporation, its authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share. References to “Common Stock” refer to the Class A common stock for dates prior to June 10, 2019.

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

For periods prior to October 26, 2018: Original Taylor Morrison (as defined above) and its subsidiaries.

For periods from and after October 26, 2018: New Taylor Morrison (as defined above) and its subsidiaries.

New Taylor Morrison, as the successor issuer to Original Taylor Morrison, pursuant to Rule 12g-3(a) under the Exchange Act, began making filings under the Securities Act of 1933, as amended, and the Exchange Act on October 26, 2018.

The business, executive officers and directors of New Taylor Morrison immediately following the Reorganization were identical to the business, executive officers and directors of Original Taylor Morrison immediately prior to the Reorganization.

2020 Highlights and Recent Developments

Our financial and operational highlights for the year ended December 31, 2020 are summarized below:

Financial
•We generated $6.1 billion in total revenue and $5.9 billion in home closings revenue for the year ended December 31, 2020, increases of 28.7% and 26.8%, respectively, compared to the prior year's total revenue and home closings revenue.
•Net income and diluted earnings per share for the year ended December 31, 2020 were $243.4 million and $1.88, respectively, compared to $254.7 million and $2.35, for the year ended December 31, 2019, respectively.
•Adjusted net income(1) and adjusted diluted earnings per share(1) for the year ended December 31, 2020 was $418.4 million and $3.24, respectively, compared to $322.7 million and $2.98, respectively, for the year ended December 31, 2019.
•We completed the acquisition of WLH for a purchase price of $1.1 billion, our largest acquisition to date.
•During the first quarter, we terminated our $600.0 million Revolving Credit Facility and entered into an $800.0 million Revolving Credit Facility. As of December 31, 2020, we had no outstanding borrowings on this facility.
•During the third quarter of 2020, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”).
•We used the net proceeds from the 2030 Senior Notes offering, together with cash on hand, to redeem $350 million aggregate principal amount of its 6.00% Senior Notes due 2023 (the “2023 Senior Notes”) and $436.9 million aggregate principal amount of its 5.875% Senior Notes due 2025 (the “2025 Senior Notes”).
•During the year ended December 31, 2020, we had repaid a total of $1.5 billion of borrowings from Senior Notes and our Revolving Credit Facility.

Operational
•During 2020, our operations were located in eleven states, and we operated 386 average active communities.
•We closed 25.7% more homes during 2020 compared to 2019.
•Average sales price of homes closed was $468,000 for the year ended December 31, 2020.
•We ended 2020 with $4.2 billion in sales order backlog, an increase of 78.4% compared to the prior year.
•Net sales orders for 2020 exceeded 15,000 orders.
•At December 31, 2020, we owned and controlled approximately 70,000 lots, excluding commercial assets.
•For the last six consecutive years, we were awarded America’s Most Trusted Home Builder® by Lifestory Research.
•Builder Magazine awarded us Builder of the Year for 2020.
•For several years in a row, we were recognized and awarded as one of the Best Places to Work by Glassdoor.
•We were ranked #3 within the homebuilding industry in Fortune's World's most Admired Companies.
•For the second year in a row, we were honored by Bloomberg's Gender-Equality Index award.
•As of January 2020, we were included in the S&P MidCap 400.
(1)Adjustments to net income for the year ended December 31, 2020 primarily consist of transaction expenses and purchase accounting adjustments relating to the acquisition of WLH. Adjustments to net income for the year ended December 31, 2019 primarily consist of inventory and land impairment, an incremental warranty charge, and acquisition related costs. Refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures for additional information.

Business Strategy

We have short and long-term priorities and strategies which are built on the following pillars:

Short-term priorities
•streamlining our processes to build operational effectiveness, including our recent acquisitions;
•expanding our land infrastructure to benefit operations in the future;
•continuing to enhance the customer experience; and
•expanding the Build-to-Rent operations.

Long-term strategies
•opportunistic land acquisition of prime assets in core locations;
•building distinctive communities driven by consumer preferences;
•maintaining a cost-efficient culture; and
•appropriately balancing price with pace in the sale of our homes.

Our short-term priorities were established to enhance and refine our current operations. As a result of all of our acquisitions over the years, we have focused on integrating multiple companies together, and now we believe we are well positioned to implement processes and procedures throughout our organization which will provide efficiency and ultimately, operational effectiveness.

Land infrastructure has always been a long-term strategy for our business, and we believe we have been successful in locating and purchasing land in desirable locations which offer strong returns. Our short-term priority ensures that we continue to maintain a strong focus. In addition, through the acquisition of WLH and through our own organic growth, we have and will continue to take advantage of joint venture opportunities as they arise in order to secure prime assets, share risk and maximize returns.

The COVID-19 pandemic prompted us to enhance our website and customer experience at a faster rate than we initially planned; however, such changes have proven to not only be needed, but welcomed by our customers. Our sales and marketing teams are committed to positioning Taylor Morrison to be the industry leader in customer experience.

Since the announcement of our entry into the rental space in 2019 with Build-to-Rent, we have focused on identifying key locations and markets to successfully launch the operations. As we anticipate the first rentals to be available later in 2021, we are evaluating the initial results to allow for us to make any necessary changes or enhancements as we roll-out in other markets.

Our long-term strategies continue to serve us well. We maintain our commitment to building authentic homes and communities that inspire and enhance the lives of our customers. Delivering on this commitment requires thoughtful design and research to accommodate the needs of our various customers and the surrounding community. The Taylor Morrison difference begins by providing our customers with homes that are both conducive to their lifestyles and built to last, prioritizing our commitment for the long-term satisfaction of our homeowners. Our communities are generally “lifestyle” communities in core locations, which have various distinguishing attributes, including proximity to job centers, attractive school systems and a variety of local amenities in well-regarded submarkets.

Our dedication to service defines our customer experience and acknowledges homeowners’ suggestions to incorporate style, quality and sustainability into every community we develop. We offer a range of award-winning and innovative designs with a number of features such as single-story, multi-story, multi-family, higher density living, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to diverse buyer needs. We engage architectural firms and internal architectural resources to develop and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. We rolled out a LiveWell program during 2020 which provides homeowners with a robust suite of healthy home features and technologies focused on providing healthier air, cleaner water, and safer paint. We serve all segments and generational groups through our quality products which attract entry-level, move-up, and active adult buyers.

We acquire our land assets in core locations, focusing on the preferences of our buyers, building desirable communities, continually evaluating and analyzing overhead efficiency and optimizing profit by managing volume. In addition, we seek to maximize long-term shareholder value and operate our business to capitalize on market dynamics and mitigate risks from economic downturns as we recognize the cyclical nature of the housing industry. We regularly assess our capital allocation strategy to drive shareholder return. This strategy is built on four primary pillars - reinvest in core homebuilding operations, seek additional growth opportunities through mergers and acquisitions, optimize debt leverage, and reinvest in ancillary business opportunities within the industry.

We believe our land positioning and pipeline have positioned us for strategic growth and increased profitability in the housing market. We execute this strategy by:

•Optimizing our existing land supply through enhanced product offerings;
•Combining land acquisition and development expertise with homebuilding operations;
•Focusing product offerings on specific customer groups;
•Building aspirational homes for our customers and focusing on superior customer service;
•Maintaining an efficient capital structure;
•Selectively pursuing acquisitions; and
•Employing and retaining a highly experienced management team with a strong operating track record.

Land and Development Strategies

Community development includes the acquisition and development of land, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. We generally operate as community developers, but in some communities we operate solely as merchant builders, in which case we acquire fully entitled and developed lots.

In order to maximize our risk-adjusted return, the allocation of capital for land investment is performed at the corporate level with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior executives meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Strategic decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team.

Through our acquisition of WLH, we are party to various land banking arrangements which allow us to acquire land in staged takedowns, while limiting risk and retaining cash. These third-party entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. Such lots are included in our controlled lots for the year ended December 31, 2020.

Our land portfolio as of December 31, 2020 and 2019 is summarized below:

	As of December 31, 2020
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	5,900	10,223	6,822	158	23,103	3,937	27,040
Central	3,162	4,658	5,734	—	13,554	9,650	23,204
West	3,268	4,614	8,840	—	16,722	8,318	25,040
Total	12,330	19,495	21,396	158	53,379	21,905	75,284

	As of December 31, 2019
	Owned Lots					Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Total	Total	Total
East	10,155	7,764	7,349	—	25,268	4,213	29,481
Central	2,621	1,511	4,497	—	8,629	2,945	11,574
West	1,028	4,023	3,658	—	8,709	4,115	12,824
Total	13,804	13,298	15,504	—	42,606	11,273	53,879

Raw land represents property that has not been developed and remains in its natural state. Partially developed represents land where the grading and horizontal development process has begun. Finished lots represent those lots which we have purchased from third parties in addition to lots for which we have completed the horizontal development process and are ready for the vertical or homebuilding construction. Long-term strategic assets are those lots where we are currently not performing any development. Controlled lots represent lots in which we have a contractual right, generally through an option contract or land banking arrangement, to an underlying real estate asset.

In the land purchasing and/or consideration of joint ventures, specific projects of interest are typically identified and placed under contract by the local teams. Such teams carry out a robust due diligence and feasibility process evaluating key factors which include, but are not limited to, environmental concerns, estimated budgets for development and home construction, anticipated product segmentation, competitive environment, ownership structure, and financial returns. Findings are summarized and presented to our portfolio investment committee for review. Certain portfolio opportunities will often be sourced centrally and managed at the corporate level. We also determine whether continued spending on currently owned and controlled land is a well-timed and appropriate use of capital. Our portfolio investment strategy emphasizes expected profitability to reflect the risk and timing of returns, and the level of sales volume in new and existing markets.

The following is a summary of the book value of our land positions:

(Dollars in thousands)	As of December 31, 2020		As of December 31, 2019
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	12,330	$356,681	13,804	$477,997
Partially developed	19,495	1,215,419	13,298	914,689
Finished	21,396	2,388,177	15,504	1,559,291
Long-term strategic assets	158	13,462	—	—
Total	53,379	$3,973,739	42,606	$2,951,977

As of December 31, 2020 and 2019, the allocation of lots held in our land portfolio, by year acquired, was as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2020	As of December 31, 2019
Acquired in 2020	39%	—%
Acquired in 2019	17%	20%
Acquired in 2018	34%	57%
Acquired in 2017	3%	8%
Acquired in 2016 and earlier	7%	15%
Total	100%	100%

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes.

The following is a summary of units in inventory by homebuilding reporting segment as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020				As of December 31, 2019
	Sold Homes in Backlog(1)	Models	Inventory to be Sold	Total	Sold Homes in Backlog(1)	Models	Inventory to be Sold	Total
East	2,835	230	473	3,538	1,816	223	1,076	3,115
Central	2,398	160	134	2,692	1,655	142	391	2,188
West	3,170	378	406	3,954	1,240	139	307	1,686
Total	8,403	768	1,013	10,184	4,711	504	1,774	6,989
(1)We expect that by the end of 2021 we will deliver substantially all sold homes in backlog at December 31, 2020.

Community Development

We create a complete development concept for each community, beginning with an overall community layout and then determine the size, style and price range of the homes, the layout of the streets and positioning of the individual home sites. After necessary governmental and other approvals have been obtained, we improve the land by clearing and grading, installing roads, underground utility lines, staking out individual home sites and, in certain communities, building distinctive entrance structures and recreational amenities.

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

Sources and Availability of Raw Materials

Based on local market practices, we either directly, or indirectly through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home. While these materials are generally widely available from a variety of sources, from time to time we experience material shortages on a localized basis which can substantially increase the price for such materials and our construction process can be slowed. As a result of the COVID-19 pandemic, we experienced a few supply chain disruptions with delays from certain national vendors on specific items and certain vendors in certain locations; however, such delays did not generally slow down or prevent our home closings schedule.

Trade Labor

Our construction, land and purchasing teams coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices can be challenging in some markets as the supply chain responds to uneven industry growth and other economic factors that affect the number of people in the workforce. We have also been challenged by limitations on the number of tradespeople permitted at construction sites as a result of social distancing measures.

Procurement and Construction

We have a comprehensive procurement program that leverages our size and national presence to achieve efficiencies and cost savings. Our procurement objective is to maximize cost and process efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements.

The regional and national vendor programs currently involve over 60 vendors and include highly reputable and well-established companies that supply us with lumber, appliances, HVAC systems, insulation, roofing, paint and lighting, among other materials. Through these relationships, we are able to realize savings on the costs of essential materials. Contracts are typically structured to include a blend of attractive upfront pricing and rebates and, in some cases, advantageous retroactive pricing in instances of contract renewals. In addition to cost advantages, these arrangements also help minimize the risk of construction delays during supply shortages, as we are often able to leverage our size to obtain our full allocation of required materials.

Warranty Program

All of our divisions currently offer a one-year limited warranty to cover various defects in workmanship or materials, a two-year limited warranty on certain systems (such as electrical or cooling systems), and a ten-year limited warranty on structural defects. In addition, we honor any outstanding warranties related to our acquired companies. Any covered item will be repaired or replaced to conform to approximately the original quality standards of the home at the time of closing. We also currently provide third-party warranty coverage on homes where required by Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) regulations. From time to time, we evaluate our warranty offerings, including third-party warranty coverage, taking into account market changes and regulatory requirements.

Sales and Marketing

We are committed to continuously enhancing our customer experience, including how we target and attract our consumers. Our marketing program calls for a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient and cost-effective manner. Our corporate sales and marketing team provides a centralized marketing framework across our regional operations as well as sales training to our local teams. Our divisional marketing teams utilize corporate supplied messaging that is localized for relevance to our consumer groups in each market. Our advertising and digital media strategy is managed centrally but allows for division variance by size of division, cost of media, inventory count, number of community openings, seasonality, and a variety of other factors.

Our goal is to identify the preferences of our customers and demographic groups and offer them innovative, well-designed homes that are efficient and profitable to build. We strive to maintain product and price level differentiation through continual market and customer research. We target a balance of regional market portfolios across a variety of demographics. We also use key indicators of market specific supply and demand characteristics to determine preferences of our customer base and to perform an optimal matching of consumer groups, product and community design, and specific location.

The central element of our marketing platform is our web presence at www.taylormorrison.com (none of the information on or accessible through this website is a part of this Annual Report). We introduced a full redesign of our website during the fourth quarter of 2019 based on a comprehensive analysis that was completed in 2018. The main purpose of our website is to attract and inform potential customers and to showcase our product offerings and unique brand position. The website offers the ability for customers to evaluate floor plans, elevations, square footage, community amenities and geographic location.

In 2020, we introduced a full suite of new online tools to further enhance our online customer experience. While many of these new online products were already contemplated in our digital roadmap, the global pandemic and spread of COVID-19 accelerated our implementation. These tools include 1) a state-of-the-art customized chatbot to help provide information, engage the shopper and capture the lead; 2) online appointments to help customers schedule an appointment with ease and speed; 3) self-guided tours to allow customers to tour our inventory homes privately, safely and outside of normal business hours; and 4) online home reservations that allow shoppers to reserve an inventory home online. These tools have proved to be instrumental to our online/virtual sales success in 2020 and beyond. Customers may also use the website to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” This platform was centralized in 2020, providing coverage for all divisions seven days a week—improving our customers' experience and developing consistency across the country. The website is fully integrated with our customer relationship management ("CRM") and lead scoring system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We believe the digital marketing strategy for our websites, which is continually reviewed and refined, provides high return on our investments.

On the heels of a successful brand positioning and awareness campaign in 2019, in 2020, we launched a national brand campaign aimed at consumers in the discovery phase. The objective of this campaign is to further raise brand awareness and to position Taylor Morrison as an industry leader.

We selectively utilize traditional advertising such as print, directional marketing, newspapers, billboards and radio at the local level. We also directly notify local real estate agents and firms of any new community openings in order to use the existing real estate agent/broker channels in each market. Pricing for our homes is evaluated weekly based on an analysis of market conditions, competitive environment and supply and demand characteristics.

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

Our homes are sold by our commissioned team members who work from sales offices generally located within our model homes. During the pandemic, we employed many virtual tools and safety precautions so that home shoppers could safely view our model homes and communities. Our goal is to ensure our sales force has extensive knowledge of our homes, including our energy efficient features, sales strategies, mortgage options and community dynamics. To achieve this goal, we have on-going training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options and sales techniques and discuss geographic competition. Our sales team members are licensed real estate agents where required by law and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types and amount of incentives depends largely on existing economic and local competitive market conditions.

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
•the timing of sales;
•the timing of closings of homes, lots and parcels;
•the timing of receipt of regulatory approvals for development and construction;
•the condition of the real estate market and general economic conditions in the areas in which we operate;

•mix of homes closed;
•construction timetables;
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

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	Three Months Ended,				Three Months Ended,
	2020				2019
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	23%	23%	29%	25%	25%	27%	24%	24%
Home closings revenue	22%	25%	28%	25%	19%	27%	23%	31%
Income before income taxes(1)	(9)%	26%	46%	37%	21%	34%	28%	17%
Net income(1)	(12)%	27%	46%	39%	20%	32%	26%	22%
(1)2020 includes the impacts of one-time costs relating to the acquisition of WLH. The three months ended March 31, 2020 was materially impacted by such costs as the acquisition was completed during that quarter. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Financial Services

TMHF provides a number of finance-related services to our customers through our mortgage lending operations. The strategic purpose of TMHF is:

•to utilize mortgage finance as a sales tool in the home sale process to ensure a consistent customer experience and assist in maintaining home production efficiency; and
•to control and analyze our sales order backlog quality and to manage projected home closing and delivery dates for our customers.

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

Inspired Title operates as a title insurance agent providing title and escrow services. Inspired Title searches and examines land title records, prepares title commitments and polices for homebuyers in our Florida, Georgia, North Carolina, South Carolina, and Texas markets, contracting with agents in other markets that Inspired Title does not provide escrow service (currently title insurance underwriters and attorneys) to perform the escrow closing functions. Inspired Title competes against other title underwriters and title/escrow agents that provide similar services.

TMIS operates as an insurance agency utilizing third-party carriers that specialize in homeowner’s insurance for new homes for homebuyers in all of our markets. TMIS competes against other insurance agencies that provide similar services.

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

In order for our homebuyers to finance their home purchases with FHA-insured, VA-guaranteed or U.S. Department of Agriculture-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.

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

Environmental

We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (collectively, “environmental laws”). For example, environmental laws may affect: how we manage stormwater runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. The particular environmental laws that apply to any given community vary greatly according to the location and environmental characteristics of the site and its present and former uses. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocation, and other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other losses.

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

Health and Safety

We are committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive twice-yearly independent third-party inspections of selected sites covering all aspects of health and safety. Key areas of focus are on site conditions meeting exacting health and safety standards, and on subcontractor performance throughout our operating areas meeting or exceeding expectations. All of our team members must complete an assigned curriculum of online safety courses each year. These courses vary according to job responsibility. In addition, groups such as construction and field personnel are required to attend additional health and safety related training programs. As a result of the COVID-19 virus, we have taken additional health and safety precautions which are described below in Human Capital Resources.

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

Human Capital Resources

As of December 31, 2020, we employed approximately 2,700 full-time equivalent persons. Of these, approximately 2,300 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services. As of December 31, 2020, we were not subject to collective bargaining agreements. We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for some architectural, engineering, advertising and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.

The people who work for our company are our most valuable resources and are critical to our continued success and execution of our strategies. Our People Services team focuses on attracting, promoting and retaining qualified employees with the expertise needed to manage and support our operations. Our top division and regional leaders average nearly seven years of tenure with us. In addition, our executive leadership who are responsible for setting our overall strategy average approximately 12 years with us, and many of them have worked their entire careers in the homebuilding industry.

To attract and retain top talent in our industry, we offer our employees a broad range of company-paid benefits and highly competitive compensation packages. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, various wellness programs and tuition reimbursement, along with other optional benefits designed to meet individual needs. We engage third party compensation and benefits consulting firms to evaluate our programs and benchmark them against our peers.

We believe in recognizing and promoting future leaders from within our organization and making diversity, equity, and inclusion (“DEI”) an ongoing important priority. We provide courses which focus on adherence to company policies on DEI, and our leadership team hosts town hall meetings within the organization to ensure employees have a voice, awareness, and commitment to DEI. Our leadership team is committed to creating a collaborative and inclusive work environment and continues to develop initiatives, policies and procedures to foster greater DEI. At December 31, 2020, our workforce consisted of approximately 46% females and of these 19% were in managerial roles. The Company has and will continue to demonstrate that there is an open door and a path to leadership for all team members at any level of our company. Accordingly, we are proud to have been included for the third consecutive year as one of only 380 companies, and the only U.S. homebuilder, on the 2021 Bloomberg Gender-Equality Index (GEI), fostering greater transparency and an inclusive work environment in a traditionally male-dominated industry.

The safety of our employees, customers, and third party vendors is one of management’s top priorities. Upon the onset of the COVID-19 pandemic, our leadership team created a COVID Task Force which continues to meet regularly to discuss, among other things, recent infection and related trends and the latest Center for Disease Control recommendations. The Task Force determines the appropriate protocols and procedures to maintain health and safety within the organization and with our customers and trade partners. A few of the safety guidelines we implemented throughout our organization include the following:

•Appointment-only, escorted-tours of model homes. We have also performed numerous virtual tours for those customers who prefer to stay in their own home.
•Cleaning all high-touch surfaces multiple times a day.
•All public drink and snack stations in our model homes, division, and corporate offices were suspended and replaced with single-serving, sealed products.
•All warranty and customer service inquiries include a questionnaire to assess the urgency of the issue and the health of the customer and dispatched trade partners.
•Customers are contacted prior to a design center appointment and asked general health screening questions. In addition, they are offered a virtual appointment instead of in-person.

All of our locations were operating as of December 31, 2020 within applicable local, state, and national guidelines and mandates.

ITEM 1A. RISK FACTORS
Risks related to the COVID-19 pandemic

The novel coronavirus (“COVID-19”) global pandemic could adversely affect our business, operating results, cash flows and financial conditions to an extent that is difficult to predict.

In March 2020, the WHO characterized COVID-19 as a global pandemic. In the same month, the United States declared a national emergency. Several U.S. states have declared public health emergencies on account of the outbreak and have taken preventative measures to try and contain the spread of COVID-19, including, among other things, “stay-at-home” orders. These measures have restricted daily activities of many individuals and caused many businesses to curtail or cease normal operations.

We curtailed our investments in land acquisitions and phased development during 2020. These actions may reduce growth and may cause a decline of our lot count and the volume of homes delivered in future periods. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021 or later. Additionally, new strains of COVID-19 are surfacing, and the effectiveness of the approved vaccines on these new strains is unknown. Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including, among other things, on the U.S. economy and consumer confidence. Such impact could have a material adverse effect on our business, operating results, cash flows, and financial condition.

The COVID-19 pandemic has adversely affected economies and financial markets across the globe. Although our operations were strong in the second half of 2020, the scale and scope of the ongoing pandemic could heighten the potential adverse effects of the risk factors discussed in this section, including the following factors:

•A decrease in consumer confidence generally and the confidence of potential homebuyers in particular,
•Unfavorable general and local economic conditions for our customers, the markets in which we operate and the homebuilding industry generally, including a slowdown or severe downturn in the housing market,
•Potential delays in home closings or higher rates of cancellations,
•A significant disruption in service within our operations, including as a result of having to increasingly shift towards a remote selling environment, virtual appointments for house tours and new home demonstrations and “curbside” or “drive thru” closings,
•A disruption to our financial services businesses, including our ability to sell and service the mortgages that we originate, as a result of evolving government regulation, liquidity concerns or otherwise,
•Increased costs associated with compliance with substantial government regulation, including new laws or regulations or changes in existing laws or regulations, such as the classification of residential construction as “essential” business in the markets in which we operate and any changes to such classification, which laws or regulations may vary significantly by jurisdiction,

•Economic and market conditions affecting the value of our land inventory or our option contracts or our investments in unconsolidated entities,
•An increase in unemployment levels leading to a potential decrease in demand for our homes and/or an increase in the number of loan delinquencies and property repossessions,
•Disruptions in our business strategy due to our curtailment of non-essential cash expenditures including, but not limited to, temporarily reducing or deferring new land acquisitions, phasing development and implementing a revised cadence on all new inventory homes starts,
•Increase in the cost or availability of building materials or the availability of subcontractors, vendors or other third parties,
•Demand from foreign buyers for our homes, particularly due to the widespread impact of the COVID-19 pandemic,
•Fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity,
•Significant stock market declines affecting the price of our common stock, and
•Cyberattacks or other privacy or data security incidents due to the increased use of remote work environments and virtual platforms.

Additionally, we may experience decreased employee productivity, including as a result of division and corporate office team members shifting to a work-from-home protocol. Our operations could be disrupted if key members of our senior management, our directors or a significant percentage of our employees are unable to continue to work because of illness, government directives or otherwise. Additionally, we have incurred, and may continue to incur, increased costs associated with implementing additional personal and workplace safety protocols and employee-related measures, including providing additional paid time off for all field team members and any team members testing positive for COVID-19 and covering out-of-pocket costs for any team members testing positive for COVID-19. We may also encounter delays in responsiveness by governments, municipalities, and other third parties in other matters arising in the ordinary course of business due to their prioritization of matters relating to COVID-19, including but not limited to the timely issuance of building permits, inspections, and entitlement approvals.

Risks related to our industry, business and economic conditions

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•short- and long-term interest rates;
•the availability and cost of financing for homebuyers;
•federal and state income and real estate tax laws, including limitations on, or the elimination of, the deduction of mortgage interest or property tax payments;
•employment levels, job and personal income growth and household debt-to-income levels;
•consumer confidence generally and the confidence of potential homebuyers in particular;
•the ability of homeowners to sell their existing homes at acceptable prices;
•the U.S. and global financial systems and credit markets, including stock market and credit market volatility;
•inclement weather and natural disasters;
•civil unrest, acts of terrorism, other acts of violence, threats to national security or a public health issue such as COVID-19 or other major epidemic or pandemic;
•mortgage financing programs and regulation of lending practices;
•housing demand from population growth, household formations and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);
•demand from foreign buyers for our homes;
•the supply of available new or existing homes and other housing alternatives;
•increase in the cost or availability of building materials or the availability of subcontractors, vendors or other third parties,
•energy prices; and
•the supply of developable land in our markets and in the United States generally.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate, which effects may be magnified where we have significant operations. Additionally, governmental action and legislation related to economic stimulus, taxation, tariffs, spending levels and borrowing limits, immigration, as well as political debate, conflicts and compromises related to such actions, may negatively impact the financial markets and consumer confidence and spending, which could adversely impact the U.S. economy and the housing market. Any deterioration or significant uncertainty in economic or political conditions could have a material adverse effect on our business.

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

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit may fluctuate due to various factors, including regulatory changes and lower risk appetite by lenders with many lenders requiring increased levels of financial qualification, including those adhering to the currently applicable “Qualified Mortgage” requirements under the Dodd-Frank Act. Investors and first-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers, our existing customers’ ability to resell their home and/or our ability to fully realize our backlog because our sales contracts may include a financing contingency, which permits the customer to cancel its obligation in the event mortgage financing arranged or provided by us is unobtainable within the period specified in the contract.

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

FHA-insured mortgage loans generally have lower down-payment requirements and qualification standards compared to conventional guidelines and, as a result, the FHA continues to be a particularly important source for financing the sale of our homes. Lenders have taken and may continue to take a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Under President Trump, FHA-insured loans did not receive a previously scheduled 0.25% rate cut on mortgage insurance premiums. However, President Biden included affordable housing and creating paths to homeownership for lower-income and minority families in his campaign platform, so the President Obama-era 0.25% rate cut may be back on the table. If this, and other FHA-insured loan support, do not come to fruition, however, the availability or affordability of FHA financing could be negatively impacted, which could adversely affect our ability to sell homes.

In each of our markets, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt. Even if potential homebuyers do not themselves need mortgage financing (e.g., potential homebuyers financing their home purchase via a sale of their existing home), increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could prevent the buyers of our potential homebuyers’ existing homes from obtaining a mortgage, which would result in our potential homebuyers’ inability to buy a new home from us. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

Increases in interest rates, taxes (or changes in deductibility) or government fees could prevent potential customers from buying our homes and adversely affect our business or financial results.

Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment. This, in turn, could adversely impact demand for, and sales prices of, homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. Interest rates have been at historic lows for the last several years, which has made the homes we sell more affordable. During 2020, the Federal Reserve took several steps to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. However, we cannot predict whether interest rates will continue to fall or remain low or rise.

Significant expenses of owning a home, including mortgage interest and real estate taxes, have historically been deductible expenses for an individual’s U.S. federal and, in some cases, state income taxes, subject to various limitations. The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, imposed significant limitations with respect to these historical income tax deductions. The impact of the Tax Act or further loss or reduction of these homeowner tax deductions without any offsetting legislation may result in an increase in the total after-tax cost of home ownership and make the purchase of a home less attractive to buyers. This could adversely impact demand for and sales prices of new homes, including ours, particularly in states with higher state income taxes or home prices, such as California.

Additionally, increases in property tax rates by local governmental authorities can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes. Fees imposed on developers to fund schools, open spaces, road improvements and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether or not to make a new home purchase, potentially reducing our customer base and reducing sales revenue.

If we experience shortages in labor supply, increased labor costs or labor disruptions, there could be delays or increased costs in developing our communities or building homes, which could adversely affect our operating results.

We require a qualified labor force to develop our communities and build our homes. Access to qualified labor may be affected by circumstances beyond our control, including work stoppages, changes in laws relating to union organizing activity and increases in subcontractor and professional services costs.

Labor shortages can be further exacerbated as demand for housing increases. Any of these circumstances could give rise to delays and increased costs developing one or more of our communities and building homes. In addition, the vast majority of our work carried out on site is performed by subcontractors. In the past, reduced levels of homebuilding in the United States has led to some skilled tradesmen leaving the industry to take jobs in other sectors. If subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which would also lead to reduced levels of customer satisfaction. Further, the cost of labor may also be adversely affected by changes in immigration laws and trends in labor migration. We may not be able to recover increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

If, for example, prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes, current homeowners find it difficult to sell their current homes or there is a downturn in local or regional economies or in the national economy, U.S. homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages.

In cases of cancellation, we remarket the home and retain any deposits we are permitted to retain. Nevertheless, the deposits may not cover the additional costs involved in remarketing the home, replacing or modifying installed options, reducing the sales price or increasing incentives on the completed home for greater marketability and carrying higher inventory. Further, depending on the stage of cancellation, a contract that is cancelled at the end of a phase may cause additional costs for the out of sequence construction or modification of the particular home. Significant numbers of cancellations could adversely affect our business, financial condition and results of operations.

The homebuilding and mortgage and title services industries are highly competitive and if our competitors are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment with competition from a number of other homebuilders in each of our markets. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, local realtor and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market. Additionally, some of our competitors have longstanding relationships with subcontractors and suppliers in markets in which we operate and others may have significantly greater financial resources or lower costs than us. Competitive conditions in the homebuilding industry could make it difficult for us to acquire suitable land at acceptable prices, cause us to increase selling incentives, reduce prices and/or result in an oversupply of homes for sale. These factors have adversely affected demand for our homes and our results of our operations in the past and could do so again in the future.

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

According to the U.S. Bureau of Labor Statistics (“BLS”), the U.S. unemployment rate was 6.3% as of January 2021, and the labor force participation rate has declined from 66.2% in January 2008 to 61.4% in January 2021. These statistics potentially reflect the impact of COVID-19 as workers leave the labor force entirely. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

Inflation or deflation could adversely affect our business and financial results.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, inflation is often accompanied by higher interest rates, which historically has had a negative impact on housing demand, as well as increasing the interest rates we may need to pay for our own capital financing. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. An oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any price increase difficult or impossible. Efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Deflation could also affect us adversely. A significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a further deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on demand and our results of operations.

Furthermore, a material decline in oil and gas prices may increase the risk of significant deflation and its adverse impact on our business or financial results, as the economies of some of the markets in which we operate are impacted by the health of the energy industry.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

Our quarterly operating results generally fluctuate by season as a result of a variety of factors such as the timing of home deliveries and land sales, the changing composition and mix of our asset portfolio, and weather-related issues.

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

Physical impacts of climate change could increase our costs and/or otherwise adversely impact our operations.

Some of our business is in areas that are particularly vulnerable to the physical impacts of climate change, such as from the increased frequency and severity of storms, flooding, sustained rainfall, wildfires, and drought. For example, winter storms and unseasonably cold weather in Texas, recently left millions in the state without electricity and have significantly impacted utility prices in the area. Such severe weather events can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. Furthermore, if our insurance does not fully cover our costs and other losses from these events, including those arising out of related business interruptions, our earnings, liquidity, or capital resources could be adversely affected.

An inability to obtain additional performance, payment and completion surety bonds and letters of credit could limit our future growth.

We are often required to provide performance, payment and completion and warranty/maintenance surety bonds or letters of credit to secure the completion of our construction contracts, development agreements and other arrangements. We believe we have obtained credit facilities to provide the required volume of such surety bonds and letters of credit for our expected growth in the medium term. However, unexpected growth may require additional facilities. We may also be required to renew or amend our existing facilities. Our ability to obtain additional performance, payment and completion and warranty/maintenance surety bonds and letters of credit primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the fluidity of the markets for such bonds. Performance, payment and completion and warranty/maintenance surety bond and letter of credit providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time.

If our performance record or our providers’ requirements or policies change, if we cannot obtain the necessary renewals or amendments from our lenders, or if the market’s capacity to provide performance, payment and completion or warranty/maintenance bonds or letters of credit is not sufficient for any unexpected growth, we could be unable to obtain such bonds or letters of credit from other sources when required, which could have a material adverse effect on our business, financial condition and results of operations.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can lead to significant costs for us.

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

As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor's indemnity and warranty arrangements and our reserves together will be adequate to address all of our warranty and construction defect claims in the future. For example, we record changes in estimates to pre-existing reserves as needed. For the year ended December 31, 2019, we recorded a $43.1 million charge for construction defect remediation isolated to one specific community in the Central region. For the year ended December 31, 2020, no changes in estimates were necessary for this construction defect remediation. This reserve at December 31, 2020 and 2019 was $12.7 million and $36.3 million, respectively. The reserve estimate is based on assumptions, including but not limited to, the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.

In California we operate under an Owner Controlled Insurance Plan (“OCIP”) for general liability exposures of most subcontractors (excluding consultants), as a result of the inability of subcontractors to procure acceptable insurance coverage to meet our requirements. Under the OCIP, subcontractors are effectively insured by us. We have assigned risk retentions and bid deductions to our subcontractors based on their risk category. These deductions are used to fund future liabilities. The cost of the future liabilities as they are realized could exceed the value of the deductions, which could increase our costs leading to a material adverse effect on our operating results.

Our reliance on subcontractors can expose us to various liability risks.

We rely on subcontractors in order to perform the construction of our homes and, in many cases, to select and obtain raw materials. We are exposed to various risks as a result of our reliance on these subcontractors and their suppliers. The subcontractors we rely on to perform the actual construction of our homes are also subject to a significant and evolving number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If these subcontractors who construct our homes fail to comply with all applicable laws, we can suffer reputational damage and may be exposed to liability.

These subcontractors are independent from us under normal homebuilding industry practices. We do not have the ability to control what these independent subcontractors pay or the work rules they impose on their employees. However, various federal and state governmental agencies have sought, and may in the future seek, to hold contracting parties like us responsible for our subcontractors’ violations of wage and hour laws, or workers’ compensation, collective bargaining and/or other employment-related obligations related to subcontractors’ workforces. Governmental agency determinations or attempts by others to make us responsible for our subcontractors’ labor practices or obligations could create substantial adverse exposure for us in situations that are not within our control and could be material to our business, financial condition and results of operations.

Failure to manage land acquisitions, inventory and development and construction processes could result in significant cost overruns or errors in valuing sites.

We own and purchase a large number of sites each year and are therefore dependent on our ability to process a very large number of transactions which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments efficiently and accurately.

In addition, we incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include: costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes; constructing model homes; and promotional and marketing expenses to prepare for the opening of a new home community for sales. Moreover, local municipalities may impose development-related requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if our opening of new home communities for sale is delayed, we may incur additional costs, which would adversely affect our gross profit margins and will lead to a longer period of time for us to recover our costs, including those we incurred in acquiring and developing land.

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

Our long-term profitability depends in large part on the price at which we are able to obtain suitable land and lots for the development of our communities. Increases in the price (or decreases in the availability) of suitable land and lots could adversely affect our profitability. Moreover, changes in the general availability of desirable land, geographical or topographical constraints, competition for available land and lots, limited availability of financing to acquire land and lots, zoning regulations that limit housing density, environmental requirements and other market conditions may hurt our ability to obtain land and lots for new communities at prices that will allow us to be profitable. If the supply of land and lots that are appropriate for development of our communities becomes more limited because of these or any other reason, the cost of land and lots could increase and the number of homes that we are able to build and sell could be reduced, which could adversely affect our results of operations and financial condition.

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

We have significant deferred tax assets, including net operating losses that could be used to offset earnings and reduce the amount of taxes we are required to pay. Our ability to use our net operating losses is dependent on a number of factors, including applicable rules relating to the permitted carry back period for offsetting certain net operating losses against prior period earnings and the timing and amount of future taxable income. If we are unable to use our net operating losses, we may have to record charges to reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events, catastrophic storms, other severe weather or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. Additionally, pricing for raw materials may be affected by various other national, regional and local economic and political factors. For example, in recent years the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies may in the future have significant impacts on the cost to construct our homes, including by causing disruptions or shortages in our supply chain and/or negatively impacting the U.S. regional or local economies. Additionally, we may be unable to pass increases in construction costs on to our customers who may have already entered into purchase contracts.

We have significant operations in certain geographic areas, which subjects us to an increased risk of lost revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.

We currently operate in several states with a concentration in the west coast and a significant presence in California. Negative factors affecting one or a number of the geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. To the extent that regions in which our business is concentrated are impacted by an adverse event, we could be disproportionately affected compared to companies whose operations are less geographically concentrated.

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

If the other partners in our unconsolidated joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the joint venture agreement, potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated joint ventures we cannot exercise sole decision-making authority, which could create the potential risk of impasses on decisions and prevent the joint venture from taking, or not taking, actions that we believe may be in our best interests. In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the venture to continue ownership. In the event a joint venture is terminated or dissolved, we could also be exposed to lawsuits and legal costs.

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

Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. While we have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies, and have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies, these security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Our failure to maintain the security of the data we are required to protect could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and operating results.

We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions of businesses, and the anticipated benefits may never be realized.

As a part of our business strategy, we may make acquisitions, or significant investments in, businesses. Any future acquisitions, investments and/or disposals would be accompanied by risks such as:

•difficulties in assimilating the operations and personnel of acquired companies or businesses;
•diversion of our management’s attention from ongoing business concerns;

•our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;
•significant liabilities may not be identified in due diligence or may come to light after the expiry of warranty or indemnity periods;
•implementation of uniform standards, controls, procedures and policies; and
•impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives.

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

We may have difficulty managing the integrated businesses of Taylor Morrison and William Lyon Homes, and the anticipated benefits of the combined company may not be realized.

On February 6, 2020, we completed our acquisition of William Lyon Homes. The ultimate success of Taylor Morrison’s acquisition of William Lyon Homes will depend in large part on the success of the management of the combined company following the integration of operations, strategies, technologies and personnel of the two companies. As of December 31, 2020, the integration of operations and personnel were substantially complete. The integration of technologies and strategies will continue throughout 2021. We may fail to realize some or all of the anticipated benefits of the merger if the remaining integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in managing the integrated business of our combined company or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair our operations.

Potential difficulties we may encounter in the management of the combined company:

•the increased costs and complexity associated with monitoring our operations, including due to the significantly increased size of our combined company;
•the failure to realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits initially anticipated with the merger;
•the integration of strategies and technologies;
•the retention of and possible decrease in business from the existing customers of our combined company;
•the retention of key employees; and
•potential unknown liabilities associated with the merger.

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

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, stormwater run-off, the presence of and exposure to asbestos, the handling of hazardous materials and the cleanup of contaminated structures and properties. Further, some environmental laws (including many addressing releases of hazardous substances) impose strict liability, which means that we may be held liable for environmental conditions on property we own, or previously owned, which we did not create or know about, or which resulted from conduct that was lawful. Contamination or other environmental conditions at or in the vicinity of our developments could also result in claims against us for personal injury, property damage or other losses. Such liabilities, and the costs of defending against such claims, may be substantial, and insurance coverage may be limited or non-existent. The presence of such substances at or in the vicinity of our properties, or the failure to remediate such substances properly, may also adversely affect our ability to sell the affected land or to borrow using it as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use.

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

Legal and regulatory risks.

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

Developers and homebuilders may become subject to more stringent requirements under such laws. For example, the U.S Environmental Protection Agency (“EPA”) and U.S. Army Corps of Engineers (“Army Corps”) have been engaged for years in rulemakings to clarify the scope of federally regulated wetlands, which included a June 2015 rule that many affected interests contend impermissibly expanded the scope of such wetlands. That rule was challenged in court and remains in litigation; and a series of rulemakings under the Trump administration designed to roll back the June 2015 rule and replace it with a less expansive rule culminated in the Navigable Waters Protection Rule, which went into effect in June 2020 (except in Colorado, where a federal district court issued a preliminary injunction against application of the rule in that state). The new rule has been challenged in several court proceedings by a number of states and environmental advocacy organizations opposing the narrower scope of the rule, and in several other court proceedings by cattlemen and other rancher groups contending that the new rule is still impermissibly expansive. More recently, one of the executive orders signed by President Biden on day one requires a review of certain environmental and health regulations, including the Navigable Waters Protection Rule. The administration may request the courts to stay pending litigation regarding the waters of the U.S., and courts may do so or may set aside the requests and allow the lawsuits to continue. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other environmental requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

In addition, there is a growing concern from advocacy groups and the general public that the emission of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. There is a variety of legislation and other regulation being implemented or considered, at the federal, state and local level relating to energy and climate change. It involves matters including carbon dioxide emissions control and building codes that impose energy efficiency standards, as well as standards to improve the resiliency of buildings to climate-related impacts such as flooding, storm surges, severe winds, wildfires and other extreme weather-related stress on buildings. Such requirements could significantly increase our cost to construct homes. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could also have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations.

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

Risks related to our financial services business.

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

Changes in governmental regulation with respect to mortgage lenders and title service providers could adversely affect the financial results of this portion of our business. Our financial services businesses are subject to numerous federal, state and local laws and regulations, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. In addition, our title insurance operations are also subject to applicable insurance and banking laws and regulations as well as government audits, examinations and investigations, all of which may limit our ability to provide title services to potential purchasers.

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. More recently, in response to COVID-19, federal agencies, state governments and private lenders are proactively providing relief to borrowers in the housing market by, subject to requirements, suspending home foreclosures and granting payment forbearance, among other things. These relief measures are temporary, but these changes and others could become incorporated into the current regulatory framework. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

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

We fund our operations with cash from operations, capital markets financings and borrowings under our Revolving Credit Facility and other loan facilities. The expansion and development of our business may require significant capital, which we may be unable to obtain. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach, or our costs exceed, expected levels or we have to incur unforeseen capital expenditures to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Volatile economic conditions and the constriction of the capital markets could reduce the sources of liquidity available to us and increase our costs of capital. If the size or availability of our banking facilities is reduced in the future, or if we are unable to obtain new, or renew existing, facilities in the future on favorable terms or otherwise access the loan or capital markets, it would have an adverse effect on our liquidity and operations.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

We have a substantial amount of debt. As of December 31, 2020, the total principal amount of our debt (including $127.3 million of indebtedness of TMHF) was $2.9 billion. Our substantial debt could have important consequences for the holders of our Common Stock, including:

•making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•increasing our vulnerability to adverse economic or industry conditions;
•limiting our ability to obtain additional financing to fund capital expenditures and land acquisitions, particularly when the availability of financing in the capital markets is limited;
•requiring us to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise;
•requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of interest on our debt thus reducing our ability to use our cash flows to fund working capital, capital expenditures, land acquisitions and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage to less leveraged competitors.

We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our Revolving Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot ensure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations, to fund acquisitions, or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot ensure that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

Restrictive covenants in the agreements governing our Revolving Credit Facility and other indebtedness may restrict our ability to pursue our business strategies.

The agreement governing our Revolving Credit Facility limits our ability, and the terms of any future indebtedness may prohibit or limit our ability, among other things, to:

•incur or guarantee additional indebtedness;
•make certain investments;
•repurchase equity or subordinated indebtedness;
•pay dividends or make distributions on our capital stock;
•sell assets, including capital stock of restricted subsidiaries;
•agree to restrictions on distributions, transfers or dividends affecting our restricted subsidiaries;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with our affiliates;
•incur liens; and
•designate any of our subsidiaries as unrestricted subsidiaries.

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

Risks related to our organization and structure

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

Our amended and restated certificate of incorporation and our amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable, including the following:

•the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•advance notice requirements for stockholder proposals and director nominations;
•limitations on the ability of stockholders to call special meetings and to take action by written consent;
•in certain cases, the approval of holders of at least three-fourths of the shares entitled to vote generally on the making, alteration, amendment or repeal of our certificate of incorporation or bylaws will be required to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;
•the required approval of holders of at least three-fourths of the shares entitled to vote at an election of the directors to remove directors, which removal may only be for cause; and
•the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2020, the lease on this facility covered a space of approximately 25,000 square feet and expires in December 2027. We have approximately 49 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Business Strategy — Land and Development Strategies.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this item can be found under Note 17 - Commitments and Contingencies in the Notes to the Consolidated Financial statements included in this annual report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 24, 2021, the Company had 743 holders of record of our Common Stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Common Stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2015, in the Common Stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding Index from December 31, 2015 to December 31, 2020

180
165
150
135
120
105
90
75
60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
TMHC
S&P 500
S&P Homebuilding

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
TMHC	$100.00	$120.38	$152.94	$99.38	$136.63	$160.31
S&P 500	100.00	109.54	130.81	122.65	158.07	183.77
S&P Homebuilding Index	100.00	99.03	129.49	95.14	133.15	168.64

Dividends

We currently anticipate that we will retain all available funds for use in operations and do not anticipate paying any cash dividends in the foreseeable future. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. TMHC has not previously declared or paid any cash dividends on our Common Stock.

Issuer Purchases of Equity Securities

The Company's stock repurchase program, established on November 5, 2014, allows for repurchases of the Company's Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. Our Board of Directors can increase the amount available for repurchase under the program or extend the program. During the years ended December 31, 2020 and 2019, there were an aggregate of 5,941,324 and 8,389,348 shares of Common Stock repurchased, respectively.

Subsequent to December 31, 2020, we repurchased and settled approximately 896,000 shares of our Common Stock for approximately $22.7 million under our share repurchase program. As of February 24, 2021, we have $74.0 million of availability to repurchase shares under the program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
				(in thousands)
October 1 to October 31, 2020	—	—	—	$9,837
November 1 to November 30, 2020	—	—	—	$9,837
December 1 to December 31, 2020(1)	504,845	26.09	504,845	$96,668
Total	504,845
(1)On December 8, 2020, we announced that our Board of Directors authorized a $100.0 million renewal of our stock repurchase program until December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and operating data at and for each of the five fiscal years ending December 31, 2020. The tables should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Statements of Operations Data:
Total revenue	$6,129,320	$4,762,059	$4,227,393	$3,885,290	$3,550,029
Gross margin	1,044,219	824,090	738,193	738,929	680,279
Income tax provision (1)	74,590	67,358	63,036	179,006	107,643
Net income before allocation to non-controlling interests	249,527	254,914	210,480	176,650	206,563
Net income attributable to non-controlling interests – joint ventures	(6,088)	(262)	(533)	(430)	(1,294)
Net income before non-controlling interests – Former Principal Equityholders	243,439	254,652	209,947	176,220	205,269
Net income from continuing operations attributable to non-controlling interests – Former Principal Equityholders	—	—	(3,583)	(85,000)	(152,653)
Net income available to Taylor Morrison Home Corporation	$243,439	$254,652	$206,364	$91,220	$52,616
Earnings per common share:
Basic	$1.90	$2.38	$1.85	$1.47	$1.69
Diluted	$1.88	$2.35	$1.83	$1.47	$1.69
Weighted average number of shares of common stock:
Basic	127,812	106,997	111,743	62,061	31,084
Diluted	129,170	108,289	115,119	120,915	120,832
(1) 2017 income tax provision and earnings per common share data include impacts of the Tax Cuts and Jobs Act which is an aggregate of $61.0 million expense.

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$532,843	$326,437	$329,645	$573,925	$300,179
Real estate inventory	5,332,426	3,986,544	3,980,565	2,959,236	3,017,219
Total assets	7,737,995	5,245,686	5,264,441	4,325,893	4,220,926
Total debt	2,928,395	1,940,772	2,209,596	1,498,062	1,586,533
Total stockholders’ equity	3,593,750	2,545,712	2,418,735	2,346,545	2,160,202

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Operating Data:
Average active selling communities	386	351	307	297	309
Net sales orders (units)	15,068	10,517	8,400	8,397	7,504
Home closings (units)	12,524	9,964	8,760	8,032	7,369
Average sales price of homes closed	$468	$464	$470	$473	$465
Backlog value at end of period	$4,227,446	$2,274,948	$2,079,569	$1,702,071	$1,531,910
Backlog units at end of period	8,403	4,711	4,158	3,496	3,131

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including entry-level, move-up, and active adult buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison and Darling Homes, and our recently acquired William Lyon Signature, brand names. We also have an exclusive partnership with Christopher Todd Communities in our “Build-to-Rent” business. (Refer to Item 1. Business for additional discussion regarding Build-to-Rent.) In addition, as part of our acquisition of WLH, we acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family properties. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of December 31, 2020, is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Annual Overview and Business Strategy

The COVID-19 pandemic continues to impact the national economy, our industry, and various areas within our operations; however, the demand for housing has remained strong. We believe strong demand is, in part, attributable to an increase in families working and learning from home. There has been an increase in the need for indoor space and outdoor living. Furthermore, the instability in several major cities throughout the United States has driven people to search for homes in more suburban areas on the outskirts of cities, which are areas in which we typically build. We experienced price appreciation in our markets and utilized price increases to slow our net sales orders pace. Interest rates have remained low and our buyer profile has remained strong, driving demand even further.
While we are encouraged by certain positive and improved trends during recent months, several challenges still exist, such as lingering underemployment concerns, stagnation in real wages and real or perceived personal wealth, national and global economic uncertainty and uncertainty around the interest rate environment. As it relates to COVID-19, we are also challenged by shortages in the labor supply, partially driven by social distancing measures, uncertainty of future local, state and national mandates, and the overall impact the virus can have on the general population. While certain regions of the United States are in various stages of reopening, the United States continues to struggle with rolling outbreaks of the virus, and the effects of COVID-19 could continue to impact our financial condition and results of operations. Due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot fully predict either the near-term or long-term effects that the pandemic will have on our business. Although customer traffic and sales initially slowed following the imposition of social distancing and government-mandated economic shutdowns in March 2020, resulting in higher rates of cancellation than usual as a result of buyers' economic uncertainty, we saw a recovery in all of our metrics, including net sales orders, average sales pace per community, home closings, and cancellation rate throughout the remainder of the year. However, the duration and magnitude of the impact of the COVID-19 pandemic remains unknown, and could adversely affect our business in future periods.

Because residential construction was designated as an essential business in nearly all of our operating markets, our construction operations continued wherever appropriate during the year, despite the shelter-in-place orders and other restrictions on commercial activity. All Company operations have been conducted in compliance with federal, state, and local COVID-19 guidelines, orders, and ordinances applicable to construction and homebuilding activities. Since the height of the pandemic, the majority of the states in which we operate have begun to gradually resume normal business operations, and we have continued our construction operations in each of those states. From the beginning of the pandemic, we have taken and continue to take a number of strategic actions in response to the COVID-19 crisis to continue to provide uninterrupted service to our customers while protecting their health and safety, as well as that of our employees and vendors. Specifically, we have focused on transforming our customer experience online through innovative digital options, including (i) shifting to a remote selling environment; (ii) providing virtual options for online home tours, design center selections and new home demonstrations; and (iii) offering “curbside” or “drive thru” closings nationwide.

To mitigate the inherent business impacts and the uncertainty of the duration of the COVID-19 pandemic, we implemented initiatives across the company to reduce all non-essential expenses and capital expenditures, including but not limited to temporarily reducing or deferring new land acquisitions, phasing development, and implementing a revised cadence on all new inventory home starts. These actions may reduce growth and cause a decline of our lot count and the volume of homes delivered in future periods.

Although we intentionally reduced our forecasted land spend for the year ended December 31, 2020, we continue to allocate capital and manage our land portfolio to acquire assets that have attractive characteristics, including good access to schools, shopping, recreation and transportation facilities. In connection with our overall land inventory management and investment process, our management team reviews these considerations, as well as other financial metrics, in order to decide the highest and best use of our capital.

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

Factors Affecting Comparability of Results

For the year ended December 31, 2020, we recognized $127.2 million of costs relating to our acquisition of WLH. For the year ended December 31, 2019, we recognized aggregate costs of $10.7 million relating to our acquisitions of WLH and AV Homes. For the year ended December 31, 2018, we recognized $30.8 million of costs relating to the AV Homes Acquisition. Such costs are recognized in Transaction and corporate reorganization expenses on the Consolidated Statement of Operations.

For the year ended December 31, 2020, we recognized $74.1 million of expense relating to purchase accounting for WLH. Of that expense, $69.7 million is included in cost of home closings and $4.4 million is included in cost of land closings. No such expenses were recognized for the years ended December 31, 2019 or December 31, 2018.

For the years ended December 31, 2020 and 2019, we recognized $10.2 million and $5.8 million of expense relating to losses on our extinguishment of debt, respectively. For the year ended December 31, 2018, we did not incur a loss on extinguishment of debt.

As of December 31, 2019, our assets in Chicago were held for sale and as a result we adjusted the fair value of the assets within this division to the lower of fair value (less costs to sell) or net book value. In addition, we wrote off other components of the operations in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. For the year ended December 31, 2019, total impacts to the Consolidated Statement of Operations include the following: Cost of home closings impact of $0.7 million, Cost of land closings impact of $9.9 million, Sales, commissions and other marketing costs impact of $0.4 million, General and administrative expenses impact of $1.1 million and Other expense, net impact of $1.2 million. For the years ended December 31, 2020 and 2018, we did not have significant fair value adjustments relating to assets reclassified as held for sale.

For the years ended December 31, 2019 and December 31, 2018, we recognized an incremental $43.1 million and $39.3 million of warranty charges in our Central region, respectively, due to a construction defect issue which was isolated to one specific community. Although we believe we have identified substantially all homes impacted by the issue, it is reasonably possible that the estimated liability will change as a result of our evaluation of potential changes in the estimated repair costs and the number of homes impacted. For the year ended December 31, 2020, we did not incur or recognize incremental warranty charges relating to this defect issue.

On October 26, 2018, in connection with our corporate reorganization, all assets remaining in our Canadian subsidiary were contributed to a subsidiary in the United States. As a result, $20.1 million of unrecognized Accumulated other comprehensive loss on foreign currency translation was recognized as a component of Transaction and corporate reorganization expenses on the Consolidated Statement of Operations. In addition, we recognized $15.3 million in non-resident Canadian withholding taxes from the Canada Unwind in Income tax provision for the year ended December 31, 2018. For the years ended December 31, 2020 and 2019, we did not incur or recognize corporate reorganization expenses or taxes associated with such reorganization.

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

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

Revenue Recognition

Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

Home and land closings revenue
Under ASC 606, the following steps are applied to determine the proper home closings revenue and land closings revenue recognition: (1) we identify the contract(s) with our customer; (2) we identify the performance obligations in the contract; (3) we determine the transaction price; (4) we allocate the transaction price to the performance obligations in the contract; and (5) we recognize revenue when (or as) we satisfy the performance obligation. For our home sales transactions, we have one contract, with one performance obligation, with each customer to build and deliver a home (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:

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

Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606 and are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF generally does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments.

Real Estate Inventory Valuation and Costing

Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, and real estate taxes are allocated to homes and units generally using the relative sales value method. Generally, all overhead costs relating to purchasing, the vertical construction of a home, and construction utilities are considered overhead costs and are allocated on a per unit basis. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

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

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is reflected in Consolidated real estate not owned with a corresponding liability in Liabilities attributable to consolidated real estate not owned in the Consolidated Balance Sheets. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements acquired in the acquisition of WLH to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit of 15% to 25% of the total purchase price. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves

We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $50 million per occurrence, aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and from time to time, property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

We offer a one-year limited warranty to cover various defects in workmanship or materials, a two-year limited warranty on certain systems (such as electrical or cooling systems), and a ten-year limited warranty on structural defects. In addition, any outstanding warranties which were offered by our acquired companies are also honored. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in the sales arrangement since it is not priced apart from the home; therefore, it is accounted for in accordance with ASC Topic 450, Contingencies, which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery of the home if all other criteria for revenue recognition have been met. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of Cost of home closings on the Consolidated Statements of Operations.

Our loss reserves are based on factors that include an actuarial study for structural, historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance and warranty reserves are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

We evaluate our investments in unconsolidated joint ventures for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic

810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our Consolidated Financial Statements and reflect such assets and liabilities as real estate not owned under option agreements within our inventory balance in the Consolidated Balance Sheets.

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

In accordance with ASC Topic 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating loss (“NOL”) carryforwards by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands, except per share information)	2020	2019	2018
Statements of Operations Data:
Home closings revenue, net	$5,863,652	$4,623,484	$4,115,216
Land closings revenue	65,269	27,081	39,901
Financial services revenue	155,827	92,815	67,758
Amenity and other revenue	44,572	18,679	4,518
Total revenue	$6,129,320	$4,762,059	$4,227,393
Cost of home closings	4,887,757	3,836,857	3,410,853
Cost of land closings	64,432	32,871	33,458
Financial services expenses	88,910	51,086	41,469
Amenity and other expenses	44,002	17,155	3,420
Total cost of revenues	$5,085,101	$3,937,969	$3,489,200
Gross margin	1,044,219	824,090	738,193
Sales, commissions and other marketing costs	377,496	320,420	278,455
General and administrative expenses	194,879	169,851	138,488
Equity in income of unconsolidated entities	(11,176)	(9,509)	(13,332)
Interest income, net	(1,606)	(2,673)	(1,639)
Other expense, net	23,092	7,226	11,816
Transaction and corporate reorganization expenses	127,170	10,697	50,889
Loss on extinguishment of debt, net	10,247	5,806	—
Income before income taxes	$324,117	$322,272	$273,516
Income tax provision	74,590	67,358	63,036
Net income before allocation to non-controlling interests	$249,527	$254,914	$210,480
Net income attributable to non-controlling interests – joint ventures	(6,088)	(262)	(533)
Net income before non-controlling interests – Former Principal Equityholders	$243,439	$254,652	$209,947
Net income attributable to non-controlling interests – Former Principal Equityholders	—	—	(3,583)
Net income available to Taylor Morrison Home Corporation	$243,439	$254,652	$206,364
Home closings gross margin	16.6%	17.0%	17.1%
Average sales price per home closed	$468	$464	$470
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.4%	6.9%	6.8%
General and administrative expenses as a percentage of home closings revenue, net	3.3%	3.7%	3.4%
Effective income tax rate	23.0%	20.9%	23.0%
Earnings per common share -
Basic	$1.90	$2.38	$1.85
Diluted	$1.88	$2.35	$1.83

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this annual report relating to: (i) adjusted income before income taxes and related margin, (ii) EBITDA and adjusted EBITDA, (iii) adjusted net income and adjusted earnings per share, (iv) net homebuilding debt to capitalization ratio, and (v) adjusted home closings gross margin.

Adjusted income before income taxes (and related margin) is a non-GAAP financial measure that reflects our income before income taxes excluding the impact of purchase accounting adjustments related to the acquisition of WLH, transaction expenses, loss on extinguishment of debt, inventory impairment and warranty charges and legal costs relating thereto and the write-off of our Chicago operations, as applicable. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest income/(expense), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, purchase accounting adjustments relating to the acquisition of WLH, transaction expenses, loss on extinguishment of debt, inventory impairment and warranty charges and legal costs relating thereto and the write-off of our Chicago operations, as applicable.Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income available to the Company excluding the impact of purchase accounting adjustments relating to the acquisition of WLH, transaction expenses, loss on extinguishment of debt, inventory impairment and warranty charges and legal costs relating thereto, the write-off of our Chicago operations and the tax impact due to such adjustments, as applicable. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance costs/premiums and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding purchase accounting adjustments relating to the acquisition of WLH and inventory impairment and warranty charges, as applicable.

Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our regions, and to set targets for performance-based compensation. We also use the ratio of net homebuilding debt to total capitalization as an indicator of overall leverage and to evaluate our performance against other companies in the homebuilding industry. In the future, we may include additional adjustments in the above-described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.

We believe that adjusted income before income taxes and related margin, adjusted net income and adjusted earnings per share, as well as EBITDA and adjusted EBITDA, are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items.Because we use the ratio of net homebuilding debt to total capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance.

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

Adjusted Basic and Diluted Net Income and Earnings per Common Share
	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Net income available to TMHC	$243,439	$254,652	$206,364
WLH related purchase accounting adjustments	74,068	—	—
Warranty charge	—	43,133	39,300
Inventory impairment charges	9,611	8,928	9,600
Write-off Chicago operations	—	13,285	—
Legal cost relating to warranty charge	—	6,800	1,200
Transaction and corporate reorganization expenses	127,170	10,697	50,889
Loss on extinguishment of debt, net	10,247	5,806	—
Tax impact due to significant and unusual items and corporate reorganization expenses	(46,120)	(20,578)	(1,874)
Adjustments to non-controlling interest - Former Principal Equityholders	—	—	(1,692)
Adjusted net income - Basic	$418,415	$322,723	$303,787

Basic weighted average shares	127,812	106,997	111,743
Adjusted earnings per common share - Basic	$3.27	$3.02	$2.72

Net income available to TMHC	$243,439	$254,652	$206,364
Net income attributable to non-controlling interests - Former Principal Equityholders	—	—	3,583
Loss fully attributable to public holding company	—	—	540
Net income - Diluted	243,439	254,652	210,487
WLH related purchase accounting adjustments	74,068	—	—
Warranty charge	$—	$43,133	$39,300
Inventory impairment charges	9,611	8,928	9,600
Write-off Chicago operations	—	13,285	—
Legal cost relating to warranty charge	—	6,800	1,200
Transaction and corporate reorganization expense	127,170	10,697	50,889
Loss on extinguishment of debt, net	10,247	5,806	—
Tax impact due to significant and unusual items, transaction and corporate reorganization expenses, and loss on extinguishment of debt	(46,120)	(20,578)	(1,874)
Adjusted net income - Diluted	$418,415	$322,723	$309,602

Diluted weighted average shares	129,170	108,289	115,119
Adjusted earnings per common share - Diluted	$3.24	$2.98	$2.69

Adjusted Income Before Income Taxes and Related Margin
	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income before income taxes	$324,117	$322,272	$273,516
WLH related purchase accounting adjustments(1)	74,068	—	—
Warranty charge	—	43,133	39,300
Inventory impairment charges	9,611	8,928	9,600
Write-off Chicago operations	—	13,285	—
Legal cost relating to warranty charge	—	6,800	1,200
Transaction and corporate reorganization expenses(2)	127,170	10,697	50,889
Loss on extinguishment of debt, net	10,247	5,806	—
Adjusted income before income taxes	$545,213	$410,921	$374,505

Total revenues	$6,129,320	$4,762,059	$4,227,393

Income before income taxes margin	5.3%	6.8%	6.5%
Adjusted income before income taxes margin	8.9%	8.6%	8.9%
(1) WLH related purchase accounting adjustments for the year ended December 31, 2020 includes $69.7 million and $4.4 million homebuilding and land purchase accounting adjustments, respectively.
(2) Transaction and corporate reorganization expenses for the years ended December 31, 2020 and 2019 consist of all costs relating to our acquisitions of WLH and AV Homes, respectively, which include investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs. Transaction and corporate reorganization expenses for the year ended December 31, 2018 consists of all costs, excluding taxes, associated with the corporate reorganization and Canada Unwind in addition to acquisition related costs for the acquisition of AV Homes, which include investment banking fees, severance, compensation, legal fees and other various integration costs.

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income before allocation to non-controlling interests	$96,662	$54,709	$9,215
Interest income, net	(362)	(423)	(350)
Amortization of capitalized interest	28,612	30,614	26,459
Income tax provision/(benefit)	22,428	(949)	24,913
Depreciation and amortization	2,042	1,436	2,089
EBITDA	$149,382	$85,387	$62,326
Non-cash compensation expense	4,869	3,827	4,746
William Lyon Homes related purchase accounting adjustments	300	—
Inventory impairment charges	9,611	8,928	9,600
Transaction expenses	17,293	4,201	50,128
Warranty charge		43,133	36,800
Write off of Chicago operations		13,285
Legal cost relating to warranty charge		6,800	500
Adjusted EBITDA	$181,455	$165,561	$164,100

Total revenues	$1,557,502	$1,466,436	$1,457,853
EBITDA as a percentage of total revenues	9.6%	5.8%	4.3%
Adjusted EBITDA as a percentage of total revenues	11.7%	11.3%	11.3%

Net Homebuilding Debt to Capitalization Ratio
(Dollars in thousands)	As of December 31, 2020
Total debt	$2,928,395
Less unamortized debt issuance premium, net	2,365
Less mortgage warehouse borrowings	127,289
Total homebuilding debt	$2,798,741
Less cash and cash equivalents	$532,843
Net homebuilding debt	$2,265,898
Total equity	3,593,750
Total capitalization	$5,859,648

Net homebuilding debt to capitalization ratio	38.7%

See also “ - Segment Home Closings Gross Margins and Adjusted Gross Margins” for the reconciliation of adjusted home closings gross margin.

The following tables and related discussion set forth key operating and financial data for our operations as of and for the fiscal years ended December 31, 2020 and 2019. For similar operating and financial data and discussion of our fiscal 2019 results compared to our fiscal 2018 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 19, 2020, and is incorporated herein by reference.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Average Active Selling Communities

	Year Ended December 31,
	2020		2019	Change
East	145	B	159	(8.8)%
Central	124		134	(7.5)
West	117		58	101.7
Total	386		351	10.0%

Average active selling communities for the year ended December 31, 2020 increased by 10.0% when compared to the same period in the prior year. The increase was primarily attributable to new communities from our acquisition of WLH, partially offset by scheduled and unscheduled, early community close outs. The unscheduled close outs were the result of our strong sales environment which drove certain communities to sell out ahead of schedule. The legacy WLH operations are primarily in the Western United States which drove the increases in the West region.

Net Sales Orders(1)

	Year Ended December 31,
(Dollars in thousands )	Net Homes Sold			Sales Value			Average Selling Price
	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	5,469	4,893	11.8%	$2,385,530	$1,979,100	20.5%	$436	$404	7.9%
Central	3,866	3,019	28.1	1,828,183	1,434,406	27.5	473	475	(0.4)
West	5,733	2,605	120.1	3,098,862	1,405,357	120.5	541	539	0.4
Total	15,068	10,517	43.3%	$7,312,575	$4,818,863	51.7%	$485	$458	5.9%
 (1)Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of cancellations.

East:

The number of net sales orders and sales value of homes increased by 11.8% and 20.5%, respectively, for the year ended December 31, 2020 compared to the prior year. The increase in net sales orders was primarily due to increased demand in most of our Florida markets compared to the prior year. Our Florida markets, including the active adult market, gained strength during the second half of the year despite the impacts of COVID-19. In addition, sales order pace increased by 19% for the year ended December 31, 2020 compared to the prior year, which further contributed to the increase in net sales orders. Market appreciation along with product and geographical mix contributed to the change in average selling price.

Central:

The number of net sales orders and sales value of homes increased by 28.1% and 27.5%, respectively, for the year ended December 31, 2020 compared to the prior year. The increase in net sales orders stemmed primarily from our Austin and Denver markets as a result of an increase in average outlets from the acquisition of WLH in those two particular markets. In addition, sales order pace increased by 37% for the year ended December 31, 2020 compared to the same period in the prior year.

West:

The number of net sales orders and sales value of homes both more than doubled for the year ended December 31, 2020 compared to the prior year. Additional active selling communities resulting from the acquisition of WLH was the primary contributor to the increase in net sales orders. The increase in average selling price was a result of product and geographical mix driven by the acquired WLH communities.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2020	2019
East	10.8%	11.9%
Central	15.1%	13.2%
West	12.1%	12.9%
Total Company	12.4%	12.5%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased to 12.4% from 12.5% for the year ended December 31, 2020 compared to the prior year. Our cancellation rate increased in the first half of the year as a result of the early impacts of COVID-19, which we believe was driven by an overall decrease in consumer confidence in general and the confidence of potential homebuyers in particular. However, our cancellation rate improved in the second half of 2020 which exemplifies the returning consumer confidence after several months have passed since the onset of the pandemic.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value				Average Selling Price
	2020	2019	Change	2020		2019	Change	2020	2019	Change
East	2,835	1,816	56.1%	$1,320,436	C	$791,485	66.8%	$466	$436	6.9%
Central	2,398	1,655	44.9	1,200,149		839,004	43.0	500	507	(1.4)
West	3,170	1,240	155.6	1,706,861		644,459	164.9	538	520	3.5
Total	8,403	4,711	78.4%	$4,227,446		$2,274,948	85.8%	$503	$483	4.1%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value increased by 78.4% and 85.8% at December 31, 2020, respectively, compared to December 31, 2019. The increase in backlog units and sales value was primarily due to increased active selling communities resulting from the acquisition of WLH, which contributed approximately 1,800 units for the year ended December 31, 2020. The change in average selling price in each region for the year ended December 31, 2020 compared to the prior year was as a result of product and geographical mix shifts across all segments and increases in demand, driving prices higher.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2020	2019	Change	2020	2019	Change	2020	2019	Change
East	4,450	4,715	(5.6)%	$1,856,580	$1,912,179	(2.9)%	$417	$406	2.7%
Central	3,548	2,784	27.4	1,618,978	1,327,197	22.0	456	477	(4.4)
West	4,526	2,465	83.6	2,388,094	1,384,108	72.5	528	562	(6.0)
Total	12,524	9,964	25.7%	$5,863,652	$4,623,484	26.8%	$468	$464	0.9%

East:

The number of homes closed and home closings revenue, net decreased by 5.6% and 2.9%, respectively, for the year ended December 31, 2020 compared to the prior year. The decrease in both units and dollars for the year ended December 31, 2020 compared to the prior year was primarily due to community close outs in higher paced outlets in several of our Florida markets. In addition, the East region experienced a decrease in both units and dollars during the second quarter of 2020 as a result of COVID-19 impacts which further contributed to the year-over-year decrease in both units and dollars. Geographical and product mix along with market price appreciation contributed to the increase in the average selling price of homes closed for the year ended December 31, 2020 compared to the prior year.

Central:
The number of homes closed and home closings revenue, net increased by 27.4% and 22.0%, respectively, for the year ended December 31, 2020 compared to the prior year. The increases in both units and dollars were primarily due to the acquisition of WLH, as well as the Central region experiencing a higher opening backlog in the current year period compared to the prior year. The 4.4% decrease in average selling price for the year ended December 31, 2020 compared to the prior year was the result of product and geographical mix. In addition, acquired WLH communities have a greater entry-level buyer presence in this region than legacy TMHC communities and therefore a lower average selling price.

West:
The number of homes closed and home closings revenue, net increased by approximately 83.6% and 72.5%, respectively, for the year ended December 31, 2020 compared to the prior year. The increase in both units and dollars was primarily due to the increase in active selling communities resulting from the acquisition of WLH. The 6.0% decrease in average selling price for the year ended December 31, 2020 compared to the prior year was the result of product and geographical mix. In addition, acquired WLH communities, specifically in the Washington and Oregon markets, have a lower average selling price than legacy TMHC communities.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2020		2019	Change
East	$44,719	C	$19,884	$24,835
Central	14,450		7,192	7,258
West	6,100		5	6,095
Total	$65,269		$27,081	$38,188

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market conditions and opportunities. Land closings revenue was $65.3 million and $27.1 million, respectively, for the years ended December 31, 2020 and 2019. The increase in the East region was due to the sale of our Chicago operations and certain commercial assets. The increases in the Central and West regions were due to land sales from lots acquired through the WLH acquisition.

Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2020	2019	Change
East	$17,948	$18,679	$(731)
Central	—	—	—
West	1,907	—	1,907
Corporate	24,717	—	24,717
Total	$44,572	$18,679	$25,893

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Corporate includes the activity relating to our Urban Form operations from the acquisition of WLH. Urban Form primarily develops and constructs multi-use properties which consist of commercial space, retail, and multi-family units. Urban Form sold an asset during the year ended December 31, 2020, generating $24.7 million in revenue.

Segment Home Closings Gross Margins and Adjusted Gross Margins

The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin on a segment basis (see “Non-GAAP Measures” above for additional information about our use of non-GAAP measures).

	East		Central		West		Total
	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Home closings revenue, net	$1,856,580	$1,912,179	$1,618,978	$1,327,197	$2,388,094	$1,384,108	$5,863,652	$4,623,484
Cost of home closings	1,537,677	1,597,389	1,313,448	1,141,866	2,036,632	1,097,602	4,887,757	3,836,857
Home closings gross margin	$318,903	$314,790	$305,530	$185,331	$351,462	$286,506	$975,895	$786,627
Inventory impairment charges	9,611	2,477	—	6,907	—	—	9,611	9,384
Warranty charge	—	213	—	43,133	—	—	—	43,346
WLH Purchase accounting adjustments	—	—	27,551	—	42,166	—	69,717	—
Adjusted home closings gross margin	$328,514	$317,480	$333,081	$235,371	$393,628	$286,506	$1,055,223	$839,357
Home closings gross margin as a percentage of home closings revenue	17.2%	16.5%	18.9%	14.0%	14.7%	20.7%	16.6%	17.0%
Adjusted home closings gross margin as a percentage of home closings revenue	17.7%	16.6%	20.6%	17.7%	16.5%	20.7%	18.0%	18.2%

East:

Home closings gross margin percentage increased to 17.2% from 16.5% for the year ended December 31, 2020 and 2019, respectively, primarily due to price and product mix in our Florida markets. In addition, several markets in the East experienced higher vendor rebates due to increased scale from our acquisitions, which was partially offset by higher land and development costs for the current year compared to the prior year. Inventory impairment charges had a 50 basis point negative impact on margin for the year ended December 31, 2020, whereas inventory impairment and warranty charges had a 10 basis point negative impact on margin for the year ended December 31, 2019.

Central:

Home closings gross margin percentage increased to 18.9% from 14.0% for the year ended December 31, 2020 and 2019, respectively. Adjusted home closings gross margin increased to 20.6% from 17.7% for the year ended December 31, 2020 and 2019, respectively. The increase for the year ended December 31, 2020 was primarily driven by an increase in demand in the majority of our Central region's markets, which had lower construction costs. In addition, geographic mix, product mix, and price appreciation also contributed to the increase in home closings margin percentage for the year ended December 31, 2020 compared to the prior year. Home closings gross margin for the year ended December 31, 2020 was negatively impacted by 170 basis points as a result of purchase accounting adjustments from the acquisition of WLH. Inventory impairment and warranty charges negatively impacted home closings gross margin by 370 basis points for the year ended December 31, 2019.

West:
Home closings gross margin percentage decreased to 14.7% from 20.7% for the year ended December 31, 2020 and 2019, respectively. Adjusted home closings gross margin decreased to 16.5% from 20.7% for the year ended December 31, 2020 and 2019, respectively. The decrease in home closings gross margin and adjusted home closings gross margin were primarily impacted by product and geographical mix within WLH communities which yielded a lower homebuilding gross margin than our legacy TMHC markets. In addition, home closings gross margin for the year ended December 31, 2020 was negatively impacted by 180 basis points as a result of purchase accounting adjustments from the acquisition of WLH in several of the markets in the West.

Financial Services

Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(In thousands, except the number of loan originations)	2020	2019	Change
Financial services revenue	$131,266	$75,822	73.1%
Title services revenue	20,216	12,896	56.8%
Financial services revenue - Other	4,345	4,097	6.1%
Total financial services revenue	155,827	92,815	67.9%
Financial services equity in income of unconsolidated entities	10,470	6,021	73.9%
Total income	166,297	98,836	68.3%
Financial services expenses	88,910	51,086	74.0%
Financial services transaction expenses(1)	8,970	—	N/A
Financial services income before income taxes	$68,417	$47,750	43.3%
Total originations:
Loans	8,412	5,605	50.1%
Principal	$2,950,302	$1,930,086	52.9%
(1) Financial services transaction expenses represents the amount of one-time costs relating to the acquisition of WLH which are included in Transaction and corporate reorganization expenses on the Consolidated Statements of Operations.

	Year Ended December 31,
	2020	2019
Supplemental data:
Average FICO score	751	749
Funded origination breakdown:
Government (FHA, VA, USDA)	17%	15%
Other agency	79%	73%
Total agency	96%	88%
Non-agency	4%	12%
Total funded originations	100%	100%

Financial services revenue increased by 67.9% for the year ended December 31, 2020, compared to the same period in the prior year. The increase in financial services revenue was due to increased mortgage closings primarily arising from the acquisition of WLH and an increase in success rate.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.4% from 6.9% for the year ended December 31, 2020, compared to the same period in the prior year. The decrease was primarily driven by leverage from an increase in home closings revenue, net as well as our initiatives to reduce non-essential expenses as a result of COVID-19.

General and Administrative Expenses

General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.3% from 3.7% for the year ended December 31, 2020, compared to the same period in the prior year. The decrease was primarily driven by an increase in home closings revenue, net as well as our initiatives to reduce all non-essential expenses as a result of COVID-19.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was $11.2 million and $9.5 million for the years ended December 31, 2020 and 2019, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the year ended December 31, 2020, compared to the prior year, partially offset by several of our homebuilding joint ventures nearing close out.

Interest Income, net

Interest income, net was $1.6 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, net

Other expense, net for the year ended December 31, 2020 and 2019 was $23.1 million and $7.2 million, respectively. The current year included higher pre-acquisition costs on abandoned land projects. In addition, our estimated development liability for the year ended December 31, 2020, was increased as a result of higher estimated costs to complete.

Transaction and corporate reorganization expenses

Transaction expenses were $127.2 million and $10.7 million for the year ended December 31, 2020 and 2019, respectively. Transaction expenses for the current year consisted of acquisition related costs from the acquisition of WLH, which include investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs. Transaction expenses for the prior year consisted of acquisition related costs from the acquisition of AV Homes which closed in the fourth quarter of 2018 and includes investment banking fees, severance, compensation, legal fees and other various integration costs.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt was $10.2 million and $5.8 million for the year ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we redeemed the entire principal amount of the 2023 6.00% Senior Notes as well as the 2025 5.875% Senior Notes, and as a result of the early redemption, we recorded a total net loss of $10.2 million. During the year ended December 31, 2019, we redeemed the entire principal amount of our 2021 5.25% Senior Notes and 2022 6.625% Senior Notes and as a result, we recorded a total net loss on extinguishment of debt of $5.8 million.

Income Tax Provision

Our effective tax rate was 23.0% and 20.9% for the years ended December 31, 2020 and December 31, 2019, respectively. Our effective rate for both years was affected by a number of factors including state income taxes, disallowed executive compensation expense, changes to reserves for uncertain tax positions, adjustments to deferred tax assets, and energy tax credits relating to homebuilding activities. The effective tax rate for the year ended December 31, 2020 was favorably impacted by a tax benefit from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which contains a number of economic relief provisions in response to the COVID-19 pandemic. The effective tax rate for the year ended December 31, 2020 was unfavorably impacted by certain expenses related to the acquisition of WLH which are not deductible for tax purposes. The effective tax rate for the year ended December 31, 2019 was favorably impacted by legislation enacted during the year which reinstated an income tax credit under Section 45L of the Internal Revenue Code for building energy efficient homes.

Net Income

Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2020 was $249.5 million and $1.88, respectively. Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2019 was $254.9 million and $2.35, respectively. The decreases in net income and earnings per share in the current year compared to the prior year was primarily due to an increase in transaction expenses and purchase accounting adjustments relating to the acquisition of WLH.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

•Cash generated from operations;
•Borrowings under our Revolving Credit Facility;
•Our various series of Senior Notes;

•Mortgage warehouse facilities;
•Project-level real estate financing (including non-recourse loans, land banking, and joint ventures); and
•Performance, payment and completion surety bonds, and letters of credit.

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facility to conduct our operations for the next 12 months.

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

In response to emerging trends in the mortgage business, our wholly-owned mortgage subsidiary, during the first quarter of 2020, TMHF began retaining mortgage servicing rights (“MSRs”) on certain of the loans it originates. Servicing advances TMHF makes may be subject to delays in recovery to the extent the loans we service go into forbearance or delinquency. We do not currently expect our MSR portfolio to become a significant part of TMHF’s business, though a substantial increase in the volume of loans that we service coupled with a significant increase in the number of such loans which become delinquent or subject to forbearance, could affect TMHF’s short-term liquidity and revenue from operations.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of December 31,
(Dollars in thousands)	2020	2019
Total cash, excluding restricted cash	$532,843	$326,437
Total Revolving Credit Facility	800,000	600,000
Letters of credit outstanding	(64,274)	(77,719)
Revolving Credit Facility availability	735,726	522,281
Total liquidity	$1,268,569	$848,718

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $1.1 billion for the year ended December 31, 2020 compared to $393.2 million for the year ended December 31, 2019. The increase in cash provided by operating activities was primarily attributable to an increase in homes closed and a decrease in real estate inventory, exclusive of real estate added as a result of WLH, and an increase in customer deposits.

Investing Cash Flow Activities

Net cash used in investing activities was $312.8 million for the year ended December 31, 2020 compared to net cash used in investing activities of $19.3 million for the year ended December 31, 2019. The increase in cash used in investing activities for the year ended December 31, 2020 was due to the acquisition of WLH.

Financing Cash Flow Activities

Net cash used in financing activities was $604.9 million for the year ended December 31, 2020 compared to $377.2 million for the year ended December 31, 2019. The increase in cash used in financing activities was primarily due to our repayments of the 2023 6.00% Senior Notes and 2025 5.875% Senior Notes. In addition, our repayments on mortgage warehouse borrowings increased for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facility, see Note 9 - Debt in the Notes to the Consolidated Financial Statements included in this annual report.

Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2020	2019
Letters of credit (1)	$64,274	$80,440
Surety bonds	917,548	542,823
Total outstanding letters of credit and surety bonds	$981,822	$623,263
(1) As of December 31, 2019, there was $77.7 million of letters of credit outstanding under the prior revolving credit facility. Additional letters of credit outstanding were under other various borrowing facilities. As of December 31, 2020 and 2019, there was $200.0 million and $160 million, respectively, total capacity of letters of credit available under our Revolving Credit Facility.
Contractual Obligations as of December 31, 2020

(Dollars in thousands)	Payments Due by Period
	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$342,188	$18,148	$29,102	$19,144	$275,794
Unrecognized tax benefit obligations including interest and penalties	2,153	—	2,153	—	—
Land purchase contracts and lot options and land banking arrangements	760,412	409,456	275,478	63,320	12,158
Senior notes	2,450,000	—	350,000	350,000	1,750,000
Other debt outstanding	476,030	284,826	150,082	22,233	18,889
Estimated interest expense (1)	896,211	149,832	285,172	218,259	242,948
Totals	$4,926,994	$862,262	$1,091,987	$672,956	$2,299,789
(1) Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.8% as of December 31, 2020.
Off-Balance Sheet Arrangements as of December 31, 2020
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.
As of December 31, 2020, total cash contributed to unconsolidated joint ventures was $36.1 million

The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2020	2019
East	$—	$—
Central	58,052	37,506
West	65,395	86,996
Financial Services	4,508	4,257
Total	$127,955	$128,759

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2020 and 2019, the aggregate purchase price of these contracts was $760.4 million and $289.7 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2020, 95.6% of our debt was fixed rate and 4.4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility. We had $735.7 million of availability for borrowings including $135.7 million of additional availability for letters of credit under our Revolving Credit Facility as of December 31, 2020 (giving effect to $64.3 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 9, Debt, at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2020. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(Dollars in millions, except percentage data)	2021	2022	2023	2024	2025	Thereafter	Total
Fixed Rate Debt	$157.5	$79.0	$421.1	$362.1	$10.1	$1,768.9	$2,798.7	$3,056.1
Weighted average interest rate (1)	3.2%	3.2%	5.3%	5.7%	3.2%	5.7%	5.4%	—%
Variable rate debt (2)	$127.3	—	—	—	—	—	$127.3	$127.3
Average interest rate	2.4%	—%	—%	—%	—%	—%	2.4%	—%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at December 31, 2020, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.3 million per year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Inventory Valuation— Refer to Notes 2 and 5 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of impairment indicators and the appropriateness of the assumptions used in the undiscounted cash flow analyses included the following, among others:
•We tested the operating effectiveness of controls over management’s impairment indicator analysis, including controls over key inputs into the analysis such as management’s forecast, and controls over management’s review of any undiscounted cash flows analyses for communities identified with impairment indicators.
•We evaluated the reasonableness of management’s impairment indicator analysis by evaluating management's process for identifying impairment indicators, including thresholds used for investigation, and whether management appropriately considered all potential indicators.
•We also conducted an independent analysis to determine whether factors were present during the period, that were not identified by management, that may indicate that a fair value analysis is required to be performed. Additionally, to test management’s ability to develop estimates, we compared actual results for homes closed in the current year to prior projections for these same homes before closing and investigated variances.
•If applicable, we evaluated the reasonableness of the key projections and estimates used in management’s undiscounted cash flow analyses by comparing the assumptions to historical information. For any communities without historical information available, we compared management’s estimates to historical estimates for similar communities, taking into consideration factors such as location, size, and type of community. We also inquired with management regarding trends and changing market conditions that were incorporated into management’s undiscounted cash flow projections in addition to consulting third-party analyst reports and projections that could identify factors that could affect a community’s recoverability.

Goodwill — All Reporting Units—Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company evaluates goodwill for impairment at least annually. The Company primarily uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenues and margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $663.2 million as of December 31, 2020, of which $513.8M was acquired during 2020 as part of the acquisition of William Lyon Homes. The fair values of all reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

Due to the gap between the Company’s net assets and its market capitalization throughout 2020, performing audit procedures to evaluate the reasonableness of management’s conclusions on its quarterly qualitative analyses that no impairment indicators were present required a high degree of auditor judgement and increased extent of effort. Additionally, given the significant estimates and assumptions management makes to estimate the fair value of the reporting units and the sensitivity of the reporting units’ operations to changes in demand or management strategy, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and margin required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and margin used by management to estimate the fair value of all reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units, such as controls related to management’s forecasts.
•We evaluated management’s conclusions in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount which included procedures such as monitoring trends related to the gap between the Company’s net assets and market capitalization, consulting third-party information for macro and microeconomic updates specific to the homebuilding industry, and evaluating the reasonableness of future projections by comparing to historical information.
•As part of the Company’s annual quantitative analysis, we evaluated the reasonableness of management’s forecasts by performing procedures to determine the sensitivity of key assumptions. In addition, we reviewed independent data to independently calculate fair value using a market approach. We also evaluated the discount rates, including testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

William Lyon Homes Acquisition – Real Estate Valuation— Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of William Lyon Homes on February 6, 2020 for total purchase consideration of $1.1 billion. The Company accounted for the acquisition of William Lyon Homes as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including $2.1 billion of real estate inventory. Management estimated the fair value of the real estate inventory on a community-level basis, using a range of market comparable gross margins based on the inventory geography and product type. Significant assumptions included expected average home selling prices, development, construction, and overhead costs primarily using a discounted cash flow method.

Given the fair value determination of real estate inventory for William Lyon Homes requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the estimated gross margin, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the identification of real estate assets, and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, (3) cost to replace certain assets, and (4) assumptions used in the discounted cash flows, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management.
•We assessed the reasonableness of management’s projections of gross margins by comparing the assumptions used in the projections to external market sources, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 24, 2021

We have served as the Company's auditor since 2011.

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$532,843	$326,437
Restricted cash	1,266	2,135
Total cash, cash equivalents, and restricted cash	534,109	328,572
Real estate inventory:
Owned inventory	5,209,653	3,967,359
Consolidated real estate not owned	122,773	19,185
Total real estate inventory	5,332,426	3,986,544
Land deposits	125,625	39,810
Mortgage loans held for sale	201,177	190,880
Derivative assets	5,294	2,099
Lease right of use assets	73,222	36,663
Prepaid expenses and other assets, net	242,744	86,152
Other receivables, net	96,241	70,447
Investments in unconsolidated entities	127,955	128,759
Deferred tax assets, net	238,078	140,466
Property and equipment, net	97,927	85,866
Goodwill	663,197	149,428
Total assets	$7,737,995	$5,245,686
Liabilities
Accounts payable	$215,047	$164,580
Accrued expenses and other liabilities	430,067	325,368
Lease liabilities	83,240	42,317
Income taxes payable	12,841	3,719
Customer deposits	311,257	167,328
Estimated development liability	40,625	36,705
Senior notes, net	2,452,365	1,635,008
Loans payable and other borrowings	348,741	182,531
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	127,289	123,233
Liabilities attributable to consolidated real estate not owned	122,773	19,185
Total liabilities	4,144,245	2,699,974
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ Equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 155,361,670 and 125,794,719 shares issued, 129,476,914 and 105,851,285 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	2,926,773	2,097,995
Treasury stock at cost, 25,884,756 and 19,943,432 shares as of December 31, 2020 and December 31, 2019, respectively	(446,856)	(343,524)
Retained Earnings	1,025,789	782,350
Accumulated other comprehensive (loss)/income	(1,166)	884
Total stockholders' equity attributable to TMHC	3,504,541	2,537,706
Non-controlling interests — joint ventures	89,209	8,006
Total stockholders’ equity	3,593,750	2,545,712
Total liabilities and stockholders’ equity	$7,737,995	$5,245,686

See accompanying Notes to the Consolidated Financial Statements

"TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Home closings revenue, net	$5,863,652	$4,623,484	$4,115,216
Land closings revenue	65,269	27,081	39,901
Financial services revenue	155,827	92,815	67,758
Amenity and other revenue	44,572	18,679	4,518
Total revenue	6,129,320	4,762,059	4,227,393
Cost of home closings	4,887,757	3,836,857	3,410,853
Cost of land closings	64,432	32,871	33,458
Financial services expenses	88,910	51,086	41,469
Amenity and other expenses	44,002	17,155	3,420
Total cost of revenues	5,085,101	3,937,969	3,489,200
Gross margin	1,044,219	824,090	738,193
Sales, commissions and other marketing costs	377,496	320,420	278,455
General and administrative expenses	194,879	169,851	138,488
Equity in income of unconsolidated entities	(11,176)	(9,509)	(13,332)
Interest income, net	(1,606)	(2,673)	(1,639)
Other expense, net	23,092	7,226	11,816
Transaction and corporate reorganization expenses	127,170	10,697	50,889
Loss on extinguishment of debt, net	10,247	5,806	—
Income before income taxes	324,117	322,272	273,516
Income tax provision	74,590	67,358	63,036
Net income before allocation to non-controlling interests	249,527	254,914	210,480
Net income attributable to non-controlling interests — joint ventures	(6,088)	(262)	(533)
Net income before allocation to non-controlling interests — Former Principal Equityholders	243,439	254,652	209,947
Net income attributable to non-controlling interests — Former Principal Equityholders	—	—	(3,583)
Net income available to Taylor Morrison Home Corporation	$243,439	$254,652	$206,364
Earnings per common share
Basic	$1.90	$2.38	$1.85
Diluted	$1.88	$2.35	$1.83
Weighted average number of shares of common stock:
Basic	127,812	106,997	111,743
Diluted	129,170	108,289	115,119

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Income before non-controlling interests, net of tax	$249,527	$254,914	$210,480
Post-retirement benefits adjustments, net of tax	(2,050)	(1,117)	(81)
Comprehensive income	247,477	253,797	210,399
Comprehensive income attributable to non-controlling interests — joint ventures	(6,088)	(262)	(533)
Comprehensive income attributable to non-controlling interests — Former Principal Equityholders	—	—	(3,583)
Comprehensive income available to Taylor Morrison Home Corporation	$241,389	$253,535	$206,283

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2017	82,399,996	$1	37,179,616	$—	$1,341,873	3,049,257	$(47,622)	$319,833	$(17,968)	$1,663	$748,765	$2,346,545
Cumulative-effect adjustment to retained Earnings related to adoption of ASU No. 2014-09 (see Note 2)	—	—	—	—	—	—	—	1,501	—	—	—	1,501
Net income	—	—	—	—	—	—	—	206,364	—	533	3,583	210,480
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(81)	—	—	(81)
Exchange of New TMM Units and corresponding number of Class B Common Stock	20,487	—	(20,487)	—	1,293	—	—	—	—	—	(1,293)	—
TMHC repurchase and cancellation of New TMM Units and corresponding Class B Common Stock from Former Principal Equityholders	—	—	(7,588,771)	—	(201,775)	—	—	—	—	—	—	(201,775)
Exercise of stock options	118,992	—	—	—	1,887	—	—	—	—	—	—	1,887
Issuance of restricted stock units, net of shares withheld for tax(1)	409,681	—	—	—	(1,572)	—	—	—	—	—	—	(1,572)
Exchange of B shares from public offerings	28,706,924	—	—	—	729,954	—	—	—	—	—	—	729,954
Repurchase of New TMM Units from Former Principal Equityholders	—	—	(28,706,924)	—	—	—	—	—	—	—	(730,964)	(730,964)
Issuance of Class A common stock in connection with business acquisition	8,951,169	—	—	—	158,704	—	—	—	—	—	—	158,704
Repurchase of common stock	(8,504,827)	—	—	—	—	8,504,827	(138,465)	—	—	—	—	(138,465)
Stock based compensation	—	—	—	—	20,703	—	—	—	—	—	421	21,124
Changes in non-controlling interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	1,347	—	1,347
Realized loss on foreign currency translation	—	—	—	—	—	—	—	—	20,050	—	—	20,050
Liquidation of Class B common stock in connection with holding company reorganization	863,434	—	(863,434)	—	20,512	—	—	—	—	—	(20,512)	—
Balance — December 31, 2018	112,965,856	$1	—	$—	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$—	$2,418,735
Net (loss)/income	—	—	—	—	—	—	—	254,652	—	262	—	254,914
Other comprehensive loss	—				—			—	(1,117)	—		(1,117)
Exercise of stock options	765,781	—	—	—	13,238	—	—	—	—	—	—	13,238
Issuance of restricted stock units, net of shares withheld for tax(1)	508,996	—	—	—	(1,585)	—	—	—	—	—	—	(1,585)
Repurchase of common stock	(8,389,348)	—	—	—	—	8,389,348	(157,437)	—	—	—	—	(157,437)
Stock compensation expense	—	—	—	—	14,763	—	—	—	—	—	—	14,763
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	2,196	—	2,196

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest - Joint Venture	Non-controlling Interests	Total Stockholders’ Equity
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	2,005	—	2,005
Balance — December 31, 2019	105,851,285	$1	—	$—	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$—	$2,545,712
Net (loss)/income	—	—	—	—	—	—	—	243,439	—	6,088	—	249,527
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,050)	—	—	(2,050)
Exercise of stock options	551,845	—	—	—	9,579	—	—	—	—	—	—	9,579
Issuance of restricted stock units, net of shares withheld for tax(1)	687,818	—	—	—	(9,228)	—	—	—	—	—	—	(9,228)
Issuance of equity in connection with business combinations	28,327,290	—	—	—	787,877	—	—	—	—	—	—	787,877
Repurchase of common stock	(5,941,324)	—	—	—	—	5,941,324	(103,332)	—	—	—	—	(103,332)
Stock compensation expense	—	—	—	—	27,023	—	—	—	—	—	—	27,023
Stock compensation expense related to WLH acquisition	—	—	—	—	5,106	—	—	—	—	—	—	5,106
WLH equity award accelerations due to change in control	—	—	—	—	8,421	—	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	(46,938)	—	(46,938)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	—	—	122,053	—	122,053
Balance — December 31, 2020	129,476,914	$1	—	$—	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$—	$3,593,750
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$249,527	$254,914	$210,480
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(11,176)	(9,509)	(13,332)
Stock compensation expense	32,129	14,763	21,124
Distributions of earnings from unconsolidated entities	11,564	10,473	11,845
Loss on extinguishment of debt	10,247	5,806	—
Depreciation and amortization	37,336	31,424	26,391
Lease expense	16,785	9,087	—
Debt issuance costs/premium amortization	(1,852)	1,173	2,369
Realized loss on foreign currency translation	—	—	20,050
Contingent consideration	—	—	146
Deferred income taxes	50,582	2,655	44,472
Inventory impairment charges	9,611	9,384	9,631
Land held for sale impairments	4,347	—	—
Chicago assets held for sale valuation adjustments	—	9,942	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	535,238	990	(248,215)
Mortgages held for sale, prepaid expenses and other assets	(35,878)	(26,614)	(27,256)
Customer deposits	132,446	1,896	18,773
Accounts payable, estimated development liability, and accrued expenses and other liabilities	62,329	73,113	63,641
Income taxes payable	20,047	3,719	(4,525)
Net cash provided by operating activities	1,123,282	393,216	135,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,760)	(30,118)	(20,458)
Payments for business acquisitions, net of cash acquired	(279,048)	—	(192,886)
Distributions of capital from unconsolidated entities	40,062	23,584	57,002
Investments of capital into unconsolidated entities	(36,058)	(12,766)	(3,376)
Net cash used in investing activities	(312,804)	(19,300)	(159,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	93,440	26,740	29,937
Repayments of loans payable and other borrowings	(141,103)	(30,383)	(25,319)
Borrowings on revolving credit facility	830,000	315,000	350,000
Payments on revolving credit facility	(830,000)	(515,000)	(150,000)
Borrowings on mortgage warehouse	2,448,980	1,145,799	863,109
Repayment on mortgage warehouse	(2,489,867)	(1,152,919)	(851,578)
Proceeds from issuance of senior notes	500,000	950,000	—
Repayments on senior notes	(861,775)	(963,252)	—
Payment of deferred financing costs	(6,351)	(11,603)	—
Payment of contingent consideration	—	—	(265)
Repayment of convertible notes	—	—	(95,816)
Proceeds from stock option exercises	9,579	13,238	1,887
Payment of principle portion of finance lease	(1,325)	—	—
Proceeds from issuance of shares from public offerings	—	—	767,115
TMHC repurchase and cancellation of New TMM Units from Former Principal Equityholders	—	—	(201,775)
Repurchase of shares from Former Principal Equityholders	—	—	(768,125)
Repurchase of common stock, net	(103,332)	(157,439)	(138,465)
Payment of taxes related to net share settlement of equity awards	(9,228)	(1,585)	(1,572)

(Distributions)/Contributions to non-controlling interests of consolidated joint ventures, net	(8,291)	4,201	1,347
Payment to acquire non-controlling interests	(35,668)	—	—
Net cash used in financing activities	(604,941)	(377,203)	(219,520)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$205,537	$(3,287)	$(243,644)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	328,572	331,859	575,503
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$534,109	$328,572	$331,859
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(3,357)	$(20,129)	$(63,484)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$193,308	$94,186	$146,427
Change in inventory not owned	$(86,393)	$3,926	$12,732
Change in Prepaid expenses and other assets, net due to adoption of ASU 2014-09	$—	$—	$(32,004)
Change in Property and equipment, net due to adoption of ASU 2014-09	$—	$—	$32,004
Change in Operating lease right of use assets due to adoption of ASU 2016-02	$—	$27,384	$—
Change in Operating lease right of use liabilities due to adoption of ASU 2016-02	$—	$30,331	$—
Issuance of common stock in connection with business acquisition	$797,970	$—	$158,704
Net non-cash distributions from unconsolidated entities	$5,002	$—	$29,510
Non-cash portion of loss on debt extinguishment	$1,723	$—	$—

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. Our Company serves a wide array of consumer groups from coast to coast, including entry-level, move-up, and active adult. Our homebuilding segments operate under our Taylor Morrison, Darling Homes, and William Lyon Signature brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments generally offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. As part of our acquisition of William Lyon Homes (“WLH”), discussed below, we also acquired Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family properties. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

On February 6, 2020, we completed the acquisition of WLH, one of the largest homebuilders in the Western United States. WLH designs, constructs, markets and sells single-family detached and attached homes in California, Arizona, Nevada, Colorado, Washington, Oregon, and Texas. Refer to Note 3 - Business Combinations for additional information.

The COVID-19 pandemic has had a widespread effect on national and global economies, and the United States continues to be challenged with cases. Residential construction has been designated as an essential business in nearly all of our operating markets, and therefore our construction operations continued during the year, despite certain shelter-in-place orders. However, all of our operations have been conducted in compliance with federal, state, and local COVID-19 guidelines, orders, and ordinances applicable to construction and homebuilding activities. Despite the negative impacts of COVID-19, our leadership team created a strategic plan which allowed us to thrive under the restrictive environment. Specifically, we focused on transforming our customer experience online through innovative digital options, including (i) shifting to a remote selling environment; (ii) providing virtual options for online home tours, design center selections and new home demonstrations; and (iii) offering “curbside” or “drive thru” closings nationwide. In addition, we enhanced our website to further include a state-of-the-art customized chatbot to help provide information, engage the shopper and capture the customer, along with online appointments including home reservations that allow shoppers to reserve an inventory home online. While many of these new online features were already in process, the need for such customer convenience was expedited as a result of the pandemic.

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

In order to simplify our corporate structure, on October 26, 2018, Taylor Morrison Home II Corporation, a Delaware corporation formerly known as Taylor Morrison Home Corporation (“Original Taylor Morrison”), completed a holding company reorganization (the “Reorganization”), which resulted in a new parent company (“New Taylor Morrison”) owning all of the outstanding common stock of Original Taylor Morrison. New Taylor Morrison assumed the name Taylor Morrison Home Corporation and became the successor to Original Taylor Morrison.

In connection with the Reorganization and the Contribution Agreement among the Company, Original Taylor Morrison and the holders of Original Taylor Morrison’s Class B common stock (the “Class B Common Stock”) and paired TMM II Units party thereto (the “Paired Interest Holders”), following the consummation of the Reorganization, each Paired Interest Holder contributed its partnership units (“TMM II Units”) of TMM Holdings II Limited Partnership, the principal subsidiary of the Company and Original Taylor Morrison (“TMM II”), and paired shares of the Company’s Class B Common Stock to the Company in exchange (the “Exchange”), on a one-for-one basis, for shares of the Company’s Class A Common Stock (the “
Class A Common Stock”). As a result of the Exchange, TMM II became an indirect wholly owned subsidiary of the Company. All of the Class B shares were cancelled following the Exchange. Therefore, the Company has only one class of common stock outstanding. Subsequently, the Class A Common Stock was renamed the Common Stock. References to "Common Stock" refer to “Class A Common Stock” for dates prior to June 10, 2019.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP, include the accounts of TMHC and its consolidated subsidiaries, other entities where we have a controlling financial interest, and certain consolidated variable interest entities. Intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interests - Former Principal Equityholders— During the first quarter of 2018, we completed multiple offerings of our Common Stock in registered public offerings and used all of the net proceeds from the public offerings to purchase partnership units in New TMM (“New TMM Units”) along with shares of our former Class B Common Stock, held by our Former Principal Equityholders. In addition on October 26, 2018, in connection with our reorganization transactions, all Class B common shares were converted to Class A common shares and subsequently retired. The percentage of the Former Principal Equityholders net income is presented as “Net income attributable to non-controlling interests - Former Principal Equityholders” on the Consolidated Statements of Operations.

Non-controlling interests - Joint Ventures — We consolidate certain joint ventures in accordance with ASC Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Consolidated Statements of Operations.

Business Combinations — Acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations. In connection with our 2020 and 2018 acquisitions of WLH and AV Homes, Inc (“AV Homes”), respectively, we determined we obtained control of a business and inputs, processes and outputs in exchange for cash and equity consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill. Refer to Note 3 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.

For the year ended December 31, 2020, we recognized $127.2 million of costs relating to the acquisition of WLH which consisted primarily of investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs. For the year ended December 31, 2019, we recognized an aggregate $10.7 million of costs relating to the acquisition of WLH and prior acquisition of AV Homes, which primarily consisted of legal fees, compensation and other miscellaneous expenses. For the year ended December 31, 2018, we recognized $30.8 million of costs relating to our AV Homes acquisition which primarily consisted of investment banking fees, severance, compensation, legal fees and other various integration costs. Such charges have been recognized in Transaction and corporate reorganization expenses on the Consolidated Statements of Operations.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage borrowings. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage receivables, the concentration between any one customer was below 50% as of the year ended December 31, 2020. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the property sold to the buyer with a mortgage, and entering into forward commitments to sell our mortgage loans held for sale, generally within 30 days of origination.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2020, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — For the years ended December 31, 2020 and 2019 restricted cash consisted of cash pledged to collateralize mortgage credit lines and cash held in escrow deposits.

Leases — We adopted ASC Topic 842, Leases, as amended, on January 1, 2019, using the modified retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the hindsight practical expedient to determine the lease term for existing leases.

Our operating leases primarily consist of office space, construction trailers, model leasebacks, and equipment or storage units. Certain of our leases offer the option to renew or to increase rental square footage. The execution of such options are at our discretion and may result in a lease modification. We have one financing lease which relates to the development of a future project and was acquired as a result of the acquisition of WLH. The weighted average remaining lease term of our financing lease is 87.9 years, and the weighted average discount rate used in determining the lease liability is 7.3%. We currently capitalize all lease costs incurred with this finance lease as it is prepared for its intended use. The amount of interest on the financing lease liability and the amortization of right of use asset was immaterial for the year ended December 31, 2020.

A summary of our operating leases is shown below:

	As of the year ended December 31,
(Dollars in millions)	2020	2019
Weighted average discount rate	6.1%	5.8%
Weighted average remaining lease term (in years)	5.2	6.0
Payments on lease liabilities	$16.8	$9.4
Recorded lease expense	$14.8	$9.1

The future minimum lease payments required under our operating leases as of December 31, 2020 are as follows (dollars in thousands):

Years Ending December 31,	Lease Payments
2021	$16,804
2022	14,447
2023	11,991
2024	9,409
2025	7,085
Thereafter	9,484
Total lease payments	$69,220
Less: Interest	$9,560
Present value of lease liabilities(1)	$59,660

(1) Present value of lease liability relating to our financing lease is $23.6 million and is excluded from the table above.

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, and real estate taxes are allocated to homes and units generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction of a home, and construction utilities are considered overhead costs and allocated on a per unit basis. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is usually prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2020, we recorded $9.6 million of impairment charges, all of which related to our East reporting segment. For the year ended December 31, 2019, excluding our Chicago operations, we recorded $8.9 million of impairment charges, of which $2.0 million and $6.9 million related to our East and Central reporting segments, respectively. For the year ended December 31, 2018, we recorded $9.6 million of impairment charges, of which $8.5 million and $1.1 million related to our East and West reporting segments, respectively. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations.

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

Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale if there is a contract to sell the parcel or once we begin or intend to begin actively selling it. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the Consolidated Statement of Operations.

As of December 31, 2019, the homebuilding assets in Chicago were held for sale, and as a result we adjusted the fair value of the assets within this division to the lower of fair value (less costs to sell) or net book value. In addition, we wrote off other components of the operations in accordance with the guidance set forth in ASC 360. For the year ended December 31, 2019 total impacts to the Consolidated Statement of Operations included the following: Cost of home closings impact of $0.7 million, Cost of land closings impact of $9.9 million, Sales, commissions and other marketing costs impact of $0.4 million, General and administrative expenses impact of $1.1 million and Other expense, net impact of $1.2 million. For the years ended December 31, 2020 and 2018, we did not have material fair value adjustments relating to assets reclassified as held for sale.

Land banking arrangements — As part of our acquisition of WLH, we have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit of 15% to 25% of the total purchase price. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have ownership interest in these entities or title to assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings.

Land Deposits — We make deposits related to land options, land banking, and land purchase contracts, which, when provided, are capitalized until the associated property is purchased. Non-refundable deposits are recorded as a real estate inventory in the accompanying Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are non-refundable, they are charged to expense if the land acquisition process is terminated or no longer determined probable.

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

Derivative Assets  — We are exposed to interest rate risk for interest rate lock commitments (“IRLCs”) and originated mortgage loans held for sale until those loans are sold in the secondary market. The price risk related to changes in the fair value of IRLCs and mortgage loans held for sale not committed to be purchased by investors are subject to change primarily due to changes in market interest rates. We manage the interest rate and price risk associated with our outstanding IRLC's and mortgage loans held for sale not committed to be purchased by investors by entering into hedging instruments such as forward loan sales commitments and mandatory delivery commitments. We expect these instruments will experience changes in fair value inverse to changes in the fair value of the IRLCs and mortgage loans held for sale not committed to investors, thereby reducing earnings volatility. Best effort sale commitments are also executed for certain loans at the time the IRLC is locked with the borrower. The fair value of the best effort IRLC and mortgages receivable are valued using the commitment price to the investor. We take into account various factors and strategies in determining what portion of the IRLCs and mortgage loans held for sale to economically hedge. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the statement of operations in the period in which they occur.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2020	2019
Prepaid expenses	$50,368	$48,674
Other assets	68,502	33,449
Build-to-rent assets	16,137	4,029
Urban Form	107,737	—
Total prepaid expenses and other assets, net	$242,744	$86,152

Prepaid expenses consist primarily of sales commissions, sales presentation centers and model home costs, such as design fees and furniture, and the unamortized issuance costs for the Revolving Credit Facility. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the units to which they relate. The model home and sales presentation centers costs are paid in advance and amortized over a maximum of three years. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs, intangible assets and other deferred costs. Build-to-rent and Urban Form assets consist primarily of land and development costs relating to projects under construction.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, net, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued. Allowances at December 31, 2020 and 2019 were immaterial.

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into these agreements to acquire land or lots and pay a non-refundable deposit, a Variable Interest Entity (“VIE”) may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our Consolidated Financial Statements and reflect such assets and liabilities as Consolidated real estate not owned within our real estate inventory balance in the Consolidated Balance Sheets.

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

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges related to investments in unconsolidated entities for the years ended December 31, 2020, 2019 or 2018.

Income Taxes — We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

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

Depreciation expense was $6.3 million, $4.8 million, and $4.0 million, respectively, for the years ended December 31, 2020, 2019, and 2018 . Depreciation expense is recorded in General and administrative expenses in the Consolidated Statements of Operations.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other.
ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. As a result of COVID-19 and the instability of the equity markets, we performed a qualitative goodwill analysis on a quarterly basis during 2020. Taking into consideration the fluctuations in the equity markets, general economic conditions, homebuilding industry conditions, our overall financial performance, and the gap between our net assets and market capitalization, we concluded there were no indicators that goodwill was impaired at each quarter end during 2020. In addition, we performed our annual test which included both a quantitative and qualitative analysis and concluded there was no impairment of goodwill at December 31, 2020. For the year ended December 31, 2020, there was an addition to goodwill of $513.8 million related to the WLH acquisition. For the years ended December 31, 2019 and 2018, there was no impairment of goodwill.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $50 million per occurrence, aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

We offer a one year limited warranty to cover various defects in workmanship or materials, two year limited warranty on certain systems (such as electrical or cooling systems), and a ten year limited warranty on structural defects. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in the sales arrangement since it is not priced apart from the home, therefore, it is accounted for in accordance with ASC Topic 450, Contingencies, which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery of the home if all other criteria for revenue recognition have been met. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of Cost of home closings on the Consolidated Statements of Operations.

Our loss reserves are based on factors that include an actuarial study for structural, historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance and warranty reserves are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Stock Based Compensation — We have stock options, performance based restricted stock units and non-performance-based restricted stock units which we account for in accordance with ASC Topic 718-10, Compensation — Stock Compensation. The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance-based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance-based restricted stock units are time-based awards and measured using the closing price on the date of grant and are expensed ratably over the vesting period on a straight-line basis.

Employee Benefit Plans — We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100% of employees’ voluntary contributions up to 2% of eligible compensation, and 50% for each dollar contributed between 2% and 6% of eligible compensation. During the year ended December 31, 2020, the employee match portion of the plan was paused for one quarter as part of our efforts to reduce spending during the early onset of the COVID-19 pandemic. We contributed $4.7 million, $10.7 million, and $9.3 million to the 401(k) Plan for the twelve months ended December 31, 2020, 2019, and 2018, respectively.

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, Equity - Treasury Stock. Repurchased shares are reflected as a reduction in stockholders' equity and subsequent sale of repurchased shares are recognized as a change in equity. When factored into our weighted average calculations for purposes of earnings per share, the number of repurchased shares is based on the settlement date.

Revenue Recognition — Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

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

Advertising Costs — We expense advertising costs as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising costs were $31.9 million, $32.0 million, and $30.7 million, respectively. Such costs are included in General and administrative expenses on the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us in our fiscal year beginning January 1, 2021. We do not believe the adoption of ASU 2019-12 will have a material impact on our consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

In accordance with ASC Topic 805, Business Combinations, all assets acquired and liabilities assumed from our acquisitions of WLH and AV Homes were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.

WLH Acquisition

We completed the acquisition of WLH on February 6, 2020, for total purchase consideration of $1.1 billion, consisting of multiple components: (i) cash of $95.6 million, (ii) the issuance of approximately 30.6 million shares of TMHC Common Stock with a value of $836.1 million, (iii) the repayment of $160.8 million of borrowings under WLH's Revolving Credit Facility, and (iv) the conversion of WLH issued equity instruments consisting of restricted stock units, restricted stock awards, options and warrants to TMHC awards and warrants with a value of $24.07 million.

On June 3 and 4, 2020, three dissenting former WLH shareholders filed petitions for appraisal in the Delaware Court of Chancery, in connection with the merger transaction whereby we acquired WLH. The petitioners did not accept the merger consideration and sought a judicial determination of the “fair value” of their shares. On June 29, 2020, we entered into a settlement agreement pursuant to which the petitioners released their claims in exchange for a subsequent total cash payment of approximately $62.2 million. As a result, although the total purchase price for the acquisition remained unchanged, the total cash paid increased from $95.6 million to $157.8 million, and the total equity issued, excluding warrants, comprised 28.3 million shares of TMHC Common Stock with a value of $773.9 million.

We determined the estimated fair value of inventory on a community-level basis, using a reasonable range of market comparable gross margins based on the inventory geography and product type. These estimates are significantly impacted by assumptions related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates were made for each individual community and varied significantly between communities. We believe our estimates and assumptions are reasonable.

The following is a summary of the final fair value of assets acquired and liabilities assumed.

(Dollars in thousands)	WLH
Acquisition Date	February 6, 2020
Assets acquired
Real estate inventory	$2,069,323
Prepaid expenses and other assets(1)	265,729
Deferred tax assets, net	148,193
Goodwill(2)	513,768
Total assets	$2,997,013

Less liabilities assumed
Accrued expenses and other liabilities	$457,365
Total Debt(3)	1,306,578
Non-controlling interest	116,157
Net assets acquired	$1,116,913
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $465.6 million and $48.2 million of goodwill to the West and Central homebuilding segments, respectively.

(3) See Note 9 - Debt

The following presents the final measurement period adjustments in fair value from the previously reported provisional balances as of March 31, 2020:

•Real estate inventory decreased by approximately $64.8 million
•Prepaid expenses and other assets increased by approximately $4.1 million
•Deferred tax assets, net increased by approximately $20.0 million
•Accrued expenses and other liabilities increased by approximately $10.1 million

As a result of the changes in fair value above, goodwill increased by approximately $51.1 million since the date of our provisional estimate. The current period fair value adjustments relating to the year ended December 31, 2020 included a reduction to Cost of home closings of $4.2 million and a reduction to General and administrative expense of $0.2 million for the changes in depreciation and amortization as a result of the fair value of prepaid expenses and other assets.

AV Homes Acquisition

We completed the acquisition of AV Homes on October 2, 2018, for a total purchase consideration of $534.9 million, consisting of three components: (i) cash equal to $280.4 million, (ii) the assumption of convertible notes with a face value of $80.0 million which were converted for $95.8 million in cash, and (iii) the issuance of approximately 8.95 million shares of Common Stock.

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
(3) See Note 8 - Estimated Development Liability.

Unaudited Pro Forma Results of Business Combinations

Each of the following unaudited pro forma information for the periods presented include the results of operations of our acquisitions of WLH and AV Homes as if they were completed on January 1, 2019 and January 1, 2017, respectively. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of each of our acquisitions for the periods presented.

The unaudited pro forma results do not give effect to any synergies, operating efficiencies, or other costs savings that may result from the acquisitions, or other significant non-reoccurring expenses or transactions that do not have a continuing impact. Earnings per share utilizes pro forma net income available to TMHC and total weighted average shares of common stock. The pro forma amounts are based on available information and certain assumptions that we believe are reasonable.

Pro forma presentation for the WLH acquisition

	For the Year Ended December 31,
(Dollars in thousands except per share data)	2020	2019
Total revenue	$6,216,418	$6,751,846

Net income before allocation to non-controlling interests	309,022	171,114
Net (income)/loss attributable to non-controlling interests — joint ventures	6,975	30,661
Net income available to TMHC	$302,047	$140,453

Weighted average shares - Basic	131,011	135,661
Weighted average shares - Diluted	132,370	136,952

Earnings per share - Basic	$2.31	$1.04
Earnings per share - Diluted	$2.28	$1.03

For the year ended December 31, 2020, total revenue on the Consolidated Statement of Operations included $1.6 billion of revenues, and earnings before income taxes included $48.0 million of pre-tax earnings from WLH since the date of acquisition.

Pro forma presentation for the AV Homes acquisition

For the Year Ended December 31,
(Dollars in thousands except per share data)	2018
Total revenues	$4,780,138

Net income	$231,270
Net income attributable to non-controlling interests — joint ventures	(533)
Net income attributable to non-controlling interest - Former Principal Equityholders	(3,713)
Net income available to TMHC - Basic	$227,024
Net income attributable to non-controlling interest - Former Principal Equityholders	3,713
Loss fully attributable to public holding company	540
Net income - Diluted	$231,277

Weighted average shares - Basic	118,593
Weighted average shares - Diluted	121,969

Earnings per share - Basic	$1.91
Earnings per share - Diluted	$1.90

For the year ended December 31, 2018, total revenue on the Consolidated Statement of Operations included $234.3 million of revenues, and earnings before income taxes included $7.7 million of pre-tax earnings from AV Homes since the date of acquisition.

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding equity awards to issue shares of Common Stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands except per share data)	2020	2019	2018
Numerator:
Net income available to TMHC— basic	$243,439	$254,652	$206,364
Net income attributable to non-controlling interest - Former Principal Equityholders	—	—	3,583
Loss fully attributable to public holding company	—	—	540
Net income — diluted	$243,439	$254,652	$210,487
Denominator:
Weighted average shares — basic	127,812	106,997	111,743
Weighted average shares — non-controlling interest (1)	—	—	1,935
Restricted stock units	865	983	1,117
Stock options	319	309	324
Warrants	174	—	—
Weighted average shares — diluted	129,170	108,289	115,119
Earnings per common share — basic:
Net income available to Taylor Morrison Home Corporation	$1.90	$2.38	$1.85
Earnings per common share — diluted:
Net income available to Taylor Morrison Home Corporation	$1.88	$2.35	$1.83

(1)Shares of the former Class B Common Stock had voting rights but did not have economic rights or rights to dividends or distribution on liquidation and therefore were not participating securities. Accordingly, Class B Common Stock was not included in basic earnings per share. In connection with our corporate reorganization (refer to Note 1 - Business), on October 26, 2018, all remaining outstanding shares of Class B Common Stock, together with their corresponding New TMM Units, were exchanged for Common Stock. All outstanding shares of Class B Common Stock were retired following the exchange.
We excluded a total weighted average of 2,335,006, 2,394,703, and 2,232,647 anti-dilutive stock options and unvested performance and non-performance restricted stock units from the calculations of earnings per share for the years ended December 31, 2020, 2019, and 2018, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2020	2019
Real estate developed or under development	$3,862,785	$2,805,506
Real estate held for development or held for sale (1)	110,954	146,471
Operating communities (2)	1,072,134	899,789
Capitalized interest	163,780	115,593
Total owned inventory	5,209,653	3,967,359
Consolidated real estate not owned	122,773	19,185
Total real estate inventory	$5,332,426	$3,986,544
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets. As of December 31, 2019, all inventory relating to our Chicago operations were deemed held for sale and included in Total owned inventory on the Consolidated Balance Sheet. During the year ended December 31, 2020, we completed the disposal of our Chicago operations.

(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active inventory.

The development status of our land inventory is as follows:

	As of December 31,
(Dollars in thousands)	2020		2019
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw(1)	12,330	$356,681	13,804	$477,997
Partially developed	19,495	1,215,419	13,298	914,689
Finished	21,396	2,388,177	15,504	1,559,291
Long-term strategic assets	158	13,462	—	—
Total	53,379	$3,973,739	42,606	$2,951,977
(1) Number of owned lots and book value of land and development inclusive of commercial assets which are lots designated for commercial space and not homebuilding lots.

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as Land deposits until the associated property is purchased.

As of December 31, 2020 and 2019, we had the right to purchase approximately 7,449 and 4,263 lots under land option purchase contracts, respectively, for an aggregate purchase price of $485.4 million and $289.7 million, respectively. We do not have title to these properties, and the creditors generally have no recourse against us. As of December 31, 2020 and 2019, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $65.3 million and $39.8 million, respectively.

In connection with our acquisition of WLH, we acquired various land banking arrangements. As of December 31, 2020, we had the right to purchase 2,426 lots under such land agreements for an aggregate purchase price of $275.0 million. We are not legally obligated to purchase the balance of the lots. As of December 31, 2020, our exposure to loss related to deposits on land banking arrangements totaled $60.3 million.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest capitalized — beginning of period	$115,593	$96,031	$90,496
Interest incurred	164,085	113,301	87,957
Interest amortized to cost of home closings	(115,898)	(93,739)	(82,422)
Interest capitalized — end of period	$163,780	$115,593	$96,031

6. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities
We have investments in a number of joint ventures with third parties, with ownership interests up to 50%. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities. Some of these joint ventures develop land for the sole use of the joint venture participants, including us, and others develop land for sale to both the joint venture participants and to unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of December 31,
(Dollars in thousands)	2020	2019
Assets:
Real estate inventory	$342,451	$367,225
Other assets	133,903	132,812
Total assets	$476,354	$500,037
Liabilities and owners’ equity:
Debt	$183,911	$178,686
Other liabilities	21,215	20,490
Total liabilities	$205,126	$199,176
Owners’ equity:
TMHC	127,955	128,759
Others	143,273	172,102
Total owners’ equity	271,228	300,861
Total liabilities and owners’ equity	$476,354	$500,037

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Revenues	$161,888	$277,263	$381,274
Costs and expenses	(129,764)	(242,044)	(328,565)
Income of unconsolidated entities	$32,124	$35,219	$52,709
TMHC's share in income of unconsolidated entities	$11,176	$9,509	$13,332
Distributions from unconsolidated entities	$51,626	$34,057	$68,847

Consolidated Entities
As a result of the acquisition of WLH, we had a total of 25 joint ventures as of December 31, 2020 for the purpose of land development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. Based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of the joint ventures, and the entities are consolidated as of December 31, 2020.

As of December 31, 2020, the assets of all our consolidated joint ventures, including WLH, totaled $389.2 million, of which $25.8 million was cash and cash equivalents and $320.4 million was owned inventory. The liabilities of the consolidated joint ventures totaled $216.4 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
(Dollars in thousands)	2020	2019
Real estate development costs to complete	$38,935	$20,598
Compensation and employee benefits	113,896	95,585
Self-insurance and warranty reserves	118,116	120,048
Interest payable	45,917	23,178
Property and sales taxes payable	28,523	12,537
Other accruals	84,680	53,422
Total accrued expenses and other liabilities	$430,067	$325,368

Self Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva, a wholly owned subsidiary. A summary of the changes in our reserves are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Reserve — beginning of period	$120,048	$93,790	$51,010
Net additions to reserves due to WLH acquisition	9,984	—	—
Additions to reserves	62,722	44,093	51,674
Costs and claims incurred	(82,137)	(67,554)	(42,433)
Change in estimates to pre-existing reserves (1)	7,499	49,719	33,539
Reserve — end of period	$118,116	$120,048	$93,790
(1) Changes in estimates to pre-existing reserves for the years ended December 31, 2019 and 2018 included a $43.1 million and $39.3 million charge, respectively, for construction defect remediation isolated to one specific community in the Central region. There was no charge for the year ended December 31, 2020 relating to this defect remediation. The reserve balances for the specific construction defect issue as of December 31, 2020, 2019, and 2018 were $12.7 million, $36.3 million, and $27.6 million, respectively. The reserve estimate is based on assumptions, including but not limited to the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgement required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves.

8. ESTIMATED DEVELOPMENT LIABILITY

The estimated development liability consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. At December 31, 2020 and 2019, these liabilities are based on third-party engineer cost estimate reports which reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

9. DEBT
Total debt consists of the following:

	As of December 31,
	2020			2019
(Dollars in thousands)	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.875% Senior Notes due 2023	350,000	(1,300)	348,700	350,000	(1,867)	348,133
5.625% Senior Notes due 2024	350,000	(1,705)	348,295	350,000	(2,244)	347,756
5.875% Senior Notes due 2027	500,000	(5,026)	494,974	500,000	(5,808)	494,192
6.625% Senior Notes due 2027(1)	300,000	20,915	320,915	—	—	—
5.750% Senior Notes due 2028	450,000	(4,445)	445,555	450,000	(5,073)	444,927
5.125% Senior Notes due 2030	500,000	(6,074)	493,926	—	—	—
Senior Notes subtotal	2,450,000	2,365	2,452,365	1,650,000	(14,992)	1,635,008
Loans payable and other borrowings	348,741	—	348,741	182,531	—	182,531
Revolving Credit Facility	—	—	—	—	—	—
Mortgage warehouse borrowings	127,289	—	127,289	123,233	—	123,233
Total debt	$2,926,030	$2,365	$2,928,395	$1,955,764	$(14,992)	$1,940,772
(1) Consists of remaining William Lyon Notes and New Notes (defined below) issued by TM Communities in connection with the Exchange Offer as described below. Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting estimates.
Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our senior notes (except for the William Lyon Notes as defined below) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants.

In connection with our acquisition of WLH, TM Communities offered to exchange (the “Exchange Offers”) any and all outstanding notes of three series of senior notes issued by WLH (the “William Lyon Notes”) for up to $1.1 billion aggregate principal amount of new notes (the “New Notes”) to be issued by TM Communities. The Exchange Offers were settled on February 10, 2020. All validly tendered and not validly withdrawn William Lyon Notes were accepted for exchange in the Exchange Offers and such William Lyon Notes were retired, canceled, and not reissued. Following such cancellation, $26.0 million aggregate principal amount of 6.00% Senior Notes due 2023 of WLH, $8.5 million aggregate principal amount of 5.875% Senior Notes due 2025 of WLH, and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 of WLH remained outstanding. In connection with the consummation of the Exchange Offers, WLH entered into supplemental indentures to eliminate substantially all of the covenants in the indentures governing the William Lyon Notes, including the requirement to offer to purchase such notes upon a change of control and to eliminate certain other restrictive provisions and events that may lead to an “Event of Default” in such indentures. The New Notes were issued by TM Communities and consisted of $324.0 million aggregate principal amount of 6.00% Senior Notes due 2023, $428.4 million aggregate principal amount of 5.875% Senior Notes due 2025, and $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027. The 6.00% Senior Notes due 2023 and 5.875% Senior Notes due 2025 were fully redeemed as of December 31, 2020.

In connection with the acquisition, on February 6, 2020, we satisfied and discharged all $50.0 million of WLH’s 7.00% Senior Notes due 2022 using cash on hand and borrowings from our $800.0 million Revolving Credit Facility, for a total redemption amount of $52.0 million.

The William Lyon Notes and the New Notes are discussed further below.

As of December 31, 2020 we were in compliance with all of the covenants under the Senior Notes.

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

5.125% 2030 Senior Notes and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes
In July, 2020, $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 6.00% Senior Notes”) and $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) were partially redeemed using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). In September 2020, we redeemed the remaining $83.1 million and $103.8 million of 2023 and 2025 Senior Notes, respectively, using cash on hand. For the 2023 6.00% Senior Notes, the redemption price was equal to 100.0% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to, but excluding the redemption date. For the 2025 Senior Notes, the redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to, but excluding the redemption date. As a result of the early redemption of the 2023 and 2025 Senior Notes, we recorded a total net loss on extinguishment of debt of approximately $10.2 million in Loss on extinguishment of debt, net in the Consolidated Statement of Operations for the year ended December 31, 2020

The 2030 Senior Notes mature on August 1, 2030. The Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The change of control provisions in the indenture governing the 2030 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to February 1, 2030, the 2030 Senior Notes are redeemable at a price equal to 100.0% plus a “make-whole” premium for payments through February 1, 2030 (plus accrued and unpaid interest). Beginning on February 1, 2030, the 2030 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Revolving Credit Facility
On February 6, 2020 we terminated our $600.0 million Revolving Credit Facility, writing off $1.7 million of debt issuance costs during the first quarter of 2020 to Transaction and corporate reorganization expenses on the Consolidated Statement of

Operations and entered into a new $800.0 million Revolving Credit Facility with a maturity date of February 6, 2024. As a precautionary measure during the COVID-19 pandemic, we had made the decision in the first quarter of 2020 to borrow $485.0 million on our Revolving Credit Facility. As of December 31, 2020, such borrowings have been repaid, and there was no outstanding amount due.
As of December 31, 2020, our $800.0 million Revolving Credit Facility included $1.6 million of unamortized debt issuance costs and $64.3 million of utilized letters of credit, resulting in $735.7 million availability. As of December 31, 2019, our $600.0 million Revolving Credit Facility included $1.8 million of unamortized debt issuance costs and $77.7 million of utilized letters of credit, resulting in $522.3 million availability. Unamortized debt issuance costs are included in Prepaid expenses and other assets, net on the Consolidated Balance Sheets.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.1 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall. The Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

As of December 31, 2020, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	December 31, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$40,958	$55,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	19,457	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	43,148	75,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	23,726	80,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$127,289	$295,000

	December 31, 2019
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$25,074	$45,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	38,481	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	59,678	100,000	LIBOR + 1.70%	On Demand	Mortgage Loans and Restricted Cash
Total	$123,233	$230,000
(1)Subject to certain interest rate floors.

(2)The mortgage warehouse borrowings outstanding as of December 31, 2020 and 2019, are collateralized by $201.2 million and $190.9 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $1.3 million and $1.6 million, respectively, of cash, which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2020 and 2019 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. The debt is obtained for specific communities that contain land banking, profit participation, and joint ventures. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at December 31, 2020 and 2019.
Future Minimum Principal Payments on Total Debt
Principal maturities of total debt for the year ended December 31, 2020 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2021	$284,826
2022	78,964
2023	421,118
2024	362,143
2025	10,090
Thereafter	1,768,889
Total debt	$2,926,030

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes IRLCs and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings and loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active.

As of December 31, 2020 we transferred the IRLCs from a level 2 to a level 3 as the inputs used to determine the fair value are unique to each company's portfolio and are therefore unobservable inputs in the marketplace. There were no other changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2020, when compared to December 31, 2019.

The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2020		As of December 31, 2019
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$201,177	$201,177	$190,880	$190,880
IRLCs	3	5,294	5,294	2,099	2,099
MBSs	2	(1,847)	(1,847)	(167)	(167)
Mortgage warehouse borrowings	2	127,289	127,289	123,233	123,233
Loans payable and other borrowings	2	348,741	348,741	182,531	182,531
5.875% Senior Notes due 2023 (1)	2	348,700	371,000	348,133	378,669
5.625% Senior Notes due 2024 (1)	2	348,295	375,830	347,756	379,453
5.875% Senior Notes due 2027 (1)	2	494,974	566,650	494,192	548,870
6.625% Senior Notes due 2027 (1)	2	320,915	324,240	—	—
5.750% Senior Notes due 2028 (1)	2	445,555	509,625	444,927	491,913
5.125% Senior Notes due 2030 (1)	2	493,926	560,000	—	—
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2020	2019
Inventories	3	22,556	16,509

At December 31, 2019, the fair value of our Chicago assets held for sale and active inventories was $25.1 million, which is excluded from the value in the table presented above.

11. INCOME TAXES

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Domestic	$74,590	$67,358	$37,731
Foreign	—	—	25,305
Total income tax provision	$74,590	$67,358	$63,036
Current:
Federal	$11,621	$54,372	$(10,568)
State	11,733	9,839	4,104
Foreign	—	—	25,482
Current tax provision	$23,354	$64,211	$19,018
Deferred:
Federal	$45,594	$(1,811)	$40,037
State	5,642	4,958	4,158
Foreign	—	—	(177)
Deferred tax provision	$51,236	$3,147	$44,018
Total income tax provision	$74,590	$67,358	$63,036

The components of income before income taxes are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Domestic	$324,117	$322,272	$271,017
Foreign	—	—	2,499
Income before income taxes	$324,117	$322,272	$273,516

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	4.6	3.9	4.4
Foreign income taxed at a different rate	—	—	0.5
Uncertain tax positions	(0.1)	(0.2)	(2.9)
Deferred tax adjustments	—	0.2	—
Energy tax credits	(2.9)	(4.6)	(1.7)
Subpart F dividend	—	—	1.7
Corporate reorganization/Canada unwind	—	—	9.3
Foreign tax credit	—	—	(2.4)
Disallowed compensation expense	0.9	0.3	(0.1)
Disallowed M&A expenses	2.1	—	—
Tax reform	—	—	(6.9)
Impact of CARES Act	(2.2)	—	—
Other	(0.4)	0.3	0.1
Effective Rate	23.0%	20.9%	23.0%

The effective tax rate for the year ended December 31, 2020 was favorably impacted by energy tax credits and legislation enacted during the year in response to the COVID-19 pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law. The legislation contains a number of economic relief provisions in response to the COVID-19 pandemic, including the ability to carryback tax losses five years for losses generated in tax years 2018, 2019 and 2020. As of December 31, 2020, we recognized a tax benefit related to certain tax losses incurred by WLH which were carried back under the new tax law. We decided to pursue this elective provision of the CARES Act during the fourth quarter of 2020. The effective tax rate for the year ended December 31, 2020 was unfavorably impacted by certain expenses related to the acquisition of WLH which are not deductible for tax purposes. The impact of the non-deductible acquisition expenses is reported on the Disallowed M&A expenses line in the rate reconciliation above.
The effective tax rate for the year ended December 31, 2019 was favorably impacted by legislation enacted during that year which reinstated an income tax credit under Section 45L of the Internal Revenue Code for building energy efficient homes. The credit, which had expired for homes built through the end 2017, allowed for energy credits retroactively to home closings from 2018 and forward through 2020. Our effective tax rate for the year ended December 31, 2019 included our provisional estimate of the energy credits we expected to obtain related to homes closed during 2018 and 2019. On December 27, 2020, legislation was enacted making the energy efficient home credits available through 2021.

The effective tax rate for the year ended December 31, 2018 included the tax impact from our holding company reorganization which we implemented on October 26, 2018 in order to simplify our capital and tax structure and increase our operational flexibility. As part of the reorganization, we paid a liquidating distribution from our Canadian subsidiary, which caused the imposition of Canadian withholding taxes. The tax impact of the reorganization shown in the rate reconciliation above was partially offset by the utilization of foreign tax credits in the United States. In addition, the reorganization triggered a capital loss carryforward which is not expected to be realized, resulting in a valuation allowance. The impact of the Canadian withholding tax, capital loss carryforward and offsetting valuation allowance are reported on the Corporate reorganization/Canada unwind line in the rate reconciliation above. In addition, our effective tax rate for the year ended December 31, 2018 included our final accounting for the effects of the Tax Act which made comprehensive reforms to the United States tax code including a decrease to the corporate statutory tax rate from 35% to 21%, and a one-time mandatory deemed repatriation tax of foreign earnings at a reduced rate that may be payable over eight years. The impact of the Tax Act is reported on the Tax Reform line in the rate reconciliation above and includes our final accounting of the impacts from the write-down of our deferred tax assets to reflect the newly enacted U.S. federal tax rate and the deemed repatriation of foreign earnings related to the sale of our Canadian business in 2015.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2020 and 2019, consisted of timing differences related to real estate inventory impairments, expense accruals and reserves, provisions for liabilities, and net operating loss carryforwards. A summary of these components for the years ending December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Real estate inventory	$91,499	$22,232
Accruals and reserves	47,536	39,029
Other	22,914	15,827
Net operating losses (1)	87,940	69,815
Capital loss carryforward	36,054	35,340
Total deferred tax assets	$285,943	$182,243
Deferred tax liabilities:
Real estate inventory, intangibles, other	(11,811)	(6,437)
Valuation allowance	(36,054)	(35,340)
Total net deferred tax assets	$238,078	$140,466
(1) A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from three acquisitions: 1) the 2011 acquisition of the Company by our former Principal Equityholders, 2) the 2018 acquisition of AV Homes and 3) the 2020 acquisition of William Lyon Homes. All three acquisitions were deemed to be a change in control as defined by Section 382.

On December 31, 2020 and 2019, we had a valuation allowance of $36.1 million and $35.3 million, respectively, against net deferred tax assets. The valuation allowance is the result of the 2018 corporate reorganization which triggered a capital loss carryforward which is not expected to be realized. The increase in both the capital loss carryforward and valuation allowance during the year ending December 31, 2020 resulted from a return to provision adjustment to reflect the final amount of capital loss carryforward and corresponding valuation allowance. We have approximately $292.3 million in available gross federal NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for a period of 20 years and begin to expire in 2029. State NOL carryforwards may be used to offset future taxable income for a period of 20 years and begin to expire in 2026. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ending December 31,
(Dollars in thousands)	2020	2019	2018
Beginning of the period	$6,158	$7,391	$12,936
Increases from current year acquisitions	—	—	4,216
Increases of prior year items	—	15	475
Settlement with tax authorities	—	(977)	—
Decreased for tax positions of prior years	—	(76)	(9,818)
Decreased due to statute of limitations	(396)	(195)	(418)
End of the period	$5,762	$6,158	$7,391

The decrease in unrecognized tax benefits for the year ending December 31, 2020 was primarily the result of the lapse in the statute of limitations on certain positions. If the unrecognized tax benefits as of December 31, 2020 were to be recognized, approximately $4.6 million would impact the effective tax rate. The amount impacting the Company’s effective rate is calculated by adding accrued interest and penalties to the gross unrecognized tax benefit and subtracting the tax benefit associated with state taxes and interest. These amounts are included in income taxes payable and as a reduction to deferred tax assets in the Consolidated Balance Sheets at December 31, 2020  and December 31, 2019.

We recognized potential penalties and interest expense on our uncertain tax positions of $0.5 million, $0.6 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018 respectively, which are included in income tax provision in the Consolidated Statements of Operations and income taxes payable in the Consolidated Balance Sheets.

We currently are under no active examinations by our major taxing authorities. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2016 through 2020.

12. STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

On December 8, 2020, we announced that our Board of Directors authorized a $100.0 million renewal of our stock repurchase program until December 31, 2021. Repurchases of our Common Stock under the program will be effected, if at all, through open market purchases, privately negotiated transactions or other transactions through December 31, 2021.

The following table summarizes share repurchase activity for the program for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Amount available for repurchase — beginning of period	$—	$57,437
Additional amount authorized for repurchase(1)	200,000	100,000
Amount repurchased at cost, 5,941,324 and 8,389,348 shares as of December 31, 2020 and December 31, 2019, respectively	(103,332)	(157,437)
Amount available for repurchase — end of period	$96,668	$—
(1) Amount includes the $100.0 million renewal announced on December 8, 2020 in addition to our Board of Director's authorization announced on February 28, 2020 for $100.0 million renewal of our stock repurchase program. The authorization from February 28, 2020 was fully exhausted as of December 31, 2020.

Subsequent to December 31, 2020, we repurchased and settled approximately 896,000 shares of our Common Stock for approximately $22.7 million under our share repurchase program. As of February 24, 2021, we had $74.0 million of availability to repurchase shares under the program.

13. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of December 31, 2020, we had an aggregate of 5,838,497 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended December 31,
	2020	2019	2018
Restricted stock units (1) (2)	$19,938	$10,989	$17,130
Stock options	7,085	3,774	3,994
Total stock compensation	$27,023	$14,763	$21,124
(1) Includes compensation expense related to time-based restricted stock units and performance-based restricted stock units.
(2) Stock-based compensation expense in 2020 includes expense recognized for equity awards associated with the acquisition of WLH, which were converted from WLH to TMHC equity awards. An additional $5.1 million of stock based compensation expense relating to the accelerations of awards from the WLH acquisition were charged to Transaction and corporate reorganization expenses on the Consolidated Statement of Operations. Stock-based compensation expense in 2018 includes expense recognized for the acceleration of equity awards as part of the acquisition of AV Homes.

At December 31, 2020, 2019, and 2018, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $23.8 million, $20.8 million, and $20.4 million, respectively.

Stock Options — Options granted to employees generally vest and become exercisable ratably on the first, second, third, and fourth anniversary of the date of grant. Options granted to members of the Board of Directors vest and become exercisable ratably on the first, second and third anniversary of the date of grant. Vesting of the options is subject to continued employment with TMHC or continued service on the Board of Directors, through the applicable vesting dates, and options expire within ten years from the date of grant.

The following table summarizes stock option activity for the Plan for each year presented:

	Year Ended December 31,
	2020		2019		2018
	Number of Options	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price
Outstanding, beginning	3,339,244	$18.98	3,239,995	$18.87	2,854,213	$17.50
Granted(1)	830,306	21.95	997,924	18.15	726,473	23.86
Exercised(2)	(456,984)	17.91	(765,781)	17.29	(118,992)	15.85
Cancelled/forfeited(1)	(154,207)	20.93	(132,894)	19.86	(221,699)	18.71
Balance, ending	3,558,359	$19.73	3,339,244	$18.98	3,239,995	$18.87
Options exercisable, at December 31,	1,719,912	$18.73	1,400,974	$19.09	1,537,977	$18.80
(1) Excludes the number of options granted and canceled in the same period.
(2) Amount excludes 94,861 of options exercised relating to the acquisition of WLH.
(3) Amount excludes 214,416 of outstanding and exercisable options relating to the acquisition of WLH.

	As of December 31,
(Dollars in thousands)	2020	2019	2018
Unamortized value of unvested stock options (net of estimated forfeitures)	$6,847	$6,759	$6,470
Weighted-average period (in years) that expense is expected to be recognized	2.5	2.5	2.5
Weighted-average remaining contractual life (in years) for options outstanding(1)	6.6	6.9	6.9
Weighted-average remaining contractual life (in years) for options exercisable(1)	4.9	5.1	5.6
(1) Excludes number of options relating to the acquisition of WLH.

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

The following table summarizes the weighted-average assumptions and fair value used for stock options grants (excluding options relating to the acquisition of WLH):

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Expected volatility	24.19%	19.33%	21.31%
Risk-free interest rate	1.19%	2.49%	2.68%
Expected term (in years)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$5.89	$4.69	$6.68

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2020, 2019 and 2018 (excluding options relating to the acquisition of WLH):

	As of December 31,
(Dollars in thousands)	2020	2019	2018
Aggregate intrinsic value of options outstanding	$21,399	$10,935	$3,432
Aggregate intrinsic value of options exercisable	$11,903	$4,283	$1,540

The aggregate intrinsic value is based on the market price of our Common Stock on December 31, 2020, the last trading day in December 2020, which was $25.65, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2020.

Performance-Based Restricted Stock Units – We issued PRSUs to certain employees of the Company. These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Common Stock. The number of shares that may be issued in settlement of the PRSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning	998,639	1,155,723	1,190,740
Granted	295,405	416,874	338,472
Vested	(319,732)	(511,984)	(61,343)
Forfeited	(43,679)	(61,974)	(312,146)
Balance, ending	930,633	998,639	1,155,723

	Year Ended December 31,
(Dollars in thousands):	2020	2019	2018
PRSU expense recognized	$5,692	$5,866	$5,779
Unamortized value of PRSUs	$7,848	$7,912	$7,501
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.8

Non-Performance-Based Restricted Stock Units — Our RSUs consist of shares of our Common Stock that have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or continued service on the Board of Directors, through the applicable vesting dates. Time-based RSUs granted to employees generally vest ratably over a three to four year period, based on the grant date. Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2020		2019		2018
(Dollars in thousands except per share data):	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	709,754	$18.11	769,641	$16.73	698,819	$15.65
Granted	437,262	23.07	299,481	18.42	333,397	20.35
Vested	(320,372)	16.83	(320,701)	15.25	(181,904)	13.01
Forfeited	(52,483)	19.65	(38,667)	16.91	(80,671)	16.90
Balance, ending(1)	774,161	$21.33	709,754	$18.11	769,641	$16.73
(1) The balance as of December 31, 2020 excludes 107,111 unvested RSUs relating to the acquisition of WLH.

	Year Ended December 31,
(Dollars in thousands):	2020	2019	2018
RSU expense recognized(1)	$7,116	$5,123	$4,854
Unamortized value of RSUs(1)	$8,116	$6,176	$6,435
Weighted-average period expense is expected to be recognized (in years)(1)	1.8	1.7	1.9
(1)RSUs relating to the WLH acquisition are excluded from the table above. As of December 31, 2020, we recognized $7.1 million of RSU expense and approximately $1.0 million remains unamortized and will be expensed through the first quarter of 2022.

The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient.

Equity-Based Compensation Prior to the IPO

New TMM Units — Certain members of management and certain members of the Board of Directors were issued Class M partnership units in TMM Holdings. Those units were subject to both time and performance vesting conditions. Pursuant to a series of reorganization transactions in 2013, the time-vesting Class M Units in TMM Holdings were exchanged for New TMM Units with vesting terms substantially the same as the Class M Units surrendered for exchange. One New TMM Unit together with a corresponding share of Class B Common Stock was exchangeable for one share of Common Stock. The shares of Class B Common Stock/New TMM Units outstanding as of December 31, 2018 are shown in the table below. All shares of Class B Common Stock were exchanged for Common Stock as of December 31, 2018.

	Year Ended December 31,
	2018
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding, beginning	883,921	$5.24
Exchanges (1)	(883,921)	5.24
Forfeited	—	—
Balance, ending	—	—
Unvested TMM Units included in ending balance	—	—
(1)Exchanges during the period represent the exchange of a vested New TMM Unit along with the corresponding share of Class B Common Stock for a newly issued share of Common Stock.

14. RELATED-PARTY TRANSACTIONS

From time to time, we may engage in transactions with entities or persons that are affiliated with us. For the year ended December 31, 2020, we had no such activity.

For the year ended December 31, 2019, we engaged in a stock repurchase of 2.1 million shares of Class A Common Stock, totaling $43.7 million, from one of our former principal equityholders, TPG Advisors VI, Inc.

For the year ended December 31, 2018, we engaged in multiple equity offering transactions with our Former Principal Equityholders. We used all of the net proceeds from these offerings to purchase partnership units in New TMM, our direct subsidiary, along with shares of our Class B Common Stock, held by TPG and Oaktree. As a result, we adjusted Non-controlling interests and Additional paid-in capital on the consolidated balance sheets to reflect the change in ownership. The aggregate number of partnership units and corresponding shares of Class B Common Stock that we purchased was equal to the number of shares of Class A Common Stock sold in the public offerings. The following is a summary of the completed sales of our Class A Common Stock in registered public offerings for the year ended December 31, 2018:

(Shares presented in thousands)
Closing date	Number of shares	Net purchase price per share
January 8, 2018	11,000	26.05
January 17,2018 (1)	19,207	27.14
(1) The January 17, 2018 offering consisted of 17.7 million shares of Common Stock offered by the Company and 1.5 million shares offered directly by TPG.

15. OPERATING AND REPORTING SEGMENTS

We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling homes, and providing warranty and customer service. We aggregate our homebuilding operating components into three reporting segments, East, Central, and West, based on similar long-term economic characteristics. The divisions acquired from WLH have been categorized within our existing homebuilding reporting segments based on geography. The activity from our Build-to-Rent and Urban Form operations are included in our Corporate segment. We also have a Financial Services reporting segment. We have no inter-segment sales as all sales are to external customers.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows:

	Year Ended December 31, 2020
(Dollars in thousands)	East	Central	West	Financial Services (1)	Corporate and Unallocated (2)	Total
Total revenues	$1,919,247	$1,633,428	$2,396,101	$155,827	$24,717	$6,129,320

Gross margin	$319,361	$306,158	$352,648	$66,918	$(866)	$1,044,219
Selling, general and administrative expense	(160,222)	(132,796)	(165,682)	—	(113,675)	(572,375)
Equity in income of unconsolidated entities	—	23	683	10,470	—	11,176
Interest and other expense, net (3)	(574)	(4,471)	(37,600)	(8,971)	(97,040)	(148,656)
Loss on extinguishment of debt	—	—	—	—	(10,247)	(10,247)
Income/(loss) before income taxes	$158,565	$168,914	$150,049	$68,417	$(221,828)	$324,117
(1) All operating expenses, excluding transaction expenses, are reclassified into gross margin for Financial Services
(2) Includes the activity from our Build-To-Rent and Urban Form operations.
(3) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Year Ended December 31, 2019
(Dollars in thousands)	East	Central	West	Financial Services (1)	Corporate and Unallocated	Total
Total revenues	$1,950,742	$1,334,389	$1,384,113	$92,815	$—	$4,762,059

Gross margin	$307,893	$187,957	$286,511	$41,729	$—	$824,090
Selling, general and administrative expense	(168,928)	(121,962)	(94,609)	—	(104,772)	(490,271)
Equity in (loss)/income of unconsolidated entities	—	(215)	3,562	6,021	141	9,509
Interest and other expense, net (2)	(5,545)	(1,024)	(3,273)	—	(5,408)	(15,250)
Loss on extinguishment of debt	—	—	—	—	(5,806)	(5,806)
Income/(loss) before income taxes	$133,420	$64,756	$192,191	$47,750	$(115,845)	$322,272
(1) All operating expenses, excluding transaction expenses, are reclassified into gross margin for Financial Services
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Year Ended December 31, 2018
(Dollars in thousands)	East	Central	West	Financial Services (1)	Corporate and Unallocated	Total
Total revenues	$1,666,423	$1,139,622	$1,353,590	$67,758	$—	$4,227,393

Gross margin	$281,306	$161,323	$269,276	$26,289	$(1)	$738,193
Selling, general and administrative expense	(138,720)	(104,295)	(82,940)	—	(90,988)	(416,943)
Equity in income of unconsolidated entities	464	876	6,450	5,316	226	13,332
Interest and other expense, net (2)	(5,615)	(3,259)	(526)	—	(51,666)	(61,066)
Income/(loss) before income taxes	$137,435	$54,645	$192,260	$31,605	$(142,429)	$273,516
(1) All operating expenses, excluding transaction expenses, are reclassified into gross margin for Financial Services
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	As of December 31, 2020
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,712,852	$1,176,604	$2,568,595	$—	$—	$5,458,051
Investments in unconsolidated entities	—	58,052	65,395	4,498	10	127,955
Other assets	170,382	192,981	578,231	284,265	926,130	2,151,989
Total assets	$1,883,234	$1,427,637	$3,212,221	$288,763	$926,140	$7,737,995
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2019
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,841,904	$965,039	$1,219,411	$—	$—	$4,026,354
Investments in unconsolidated entities	—	37,506	86,996	4,015	242	128,759
Other assets	165,777	121,724	60,060	257,760	485,252	1,090,573
Total assets	$2,007,681	$1,124,269	$1,366,467	$261,775	$485,494	$5,245,686

	As of December 31, 2018
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,862,756	$1,011,659	$1,164,079	$—	$—	$4,038,494
Investments in unconsolidated entities	—	35,476	100,693	4,015	357	140,541
Other assets	162,339	118,187	55,433	236,291	513,156	1,085,406
Total assets	$2,025,095	$1,165,322	$1,320,205	$240,306	$513,513	$5,264,441

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results are as follows(1):

(Dollars in thousands except per share data)	First Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020
Total revenues	$1,345,699	$1,526,685	$1,699,434	$1,557,502
Gross margin	197,756	244,178	309,689	292,596
(Loss)/income before income taxes	(28,775)	84,844	148,958	119,090
Net (loss)/income before allocation to non-controlling interests	(29,556)	67,222	115,199	96,662
Net (loss)/income available to Taylor Morrison Home Corporation	(31,431)	65,674	114,777	94,419
Basic (loss)/earnings per share	$(0.26)	$0.51	$0.88	$0.73
Diluted (loss)/earnings per share	$(0.26)	$0.50	$0.87	$0.72

(Dollars in thousands except per share data)	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019
Total revenues	$925,092	$1,265,426	$1,105,105	$1,466,436
Gross margin	172,040	233,774	211,074	207,202
Income before income taxes	68,072	110,019	90,421	53,760
Net income before allocation to non-controlling interests	51,281	81,888	67,036	54,709
Net income available to Taylor Morrison Home Corporation	51,131	81,851	67,012	54,658
Basic earnings per share	$0.46	$0.77	$0.64	$0.52
Diluted earnings per share	$0.46	$0.76	$0.63	$0.51
(1) The sum of the individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of operations due to rounding.

17. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $981.8 million and $623.3 million as of December 31, 2020 and 2019, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2020 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of its business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2020 and 2019, the aggregate purchase price of these contracts was $760.4 million and $289.7 million respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2020 and 2019, our legal accruals were $23.5 million and $12.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

18. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the Consolidated Statement of Operations and Comprehensive Income. Unrealized gains and losses on the IRLCs, reflected as derivative assets, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	December 31, 2020		December 31, 2019
(Dollars in thousands)	Fair Value	Notional Amount(1)	Fair Value	Notional Amount(1)
IRLCs	$5,294	$260,954	$2,099	$86,434
MBSs	(1,847)	376,000	(167)	158,000
Total, net	$3,447		$1,932
(1)The notional amounts in the table above includes mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $290.3 million and $94.5 million for the years ended December 31, 2020 and 2019. This amount represents the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of December 31, 2020, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of WLH, which was acquired on February 6, 2020 and represented 30.4% of the Company's consolidated total assets and 24.7% of the Company's consolidated homebuilding revenues as of and for the year ended December 31, 2020.
This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S. GAAP and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2020. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to WLH, as described above. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at William Lyon Homes, Inc., which was acquired on February 6, 2020, and whose financial statements constitute 30.4% of the Company’s consolidated total assets and 24.7% of the Company’s consolidated homebuilding revenues as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at William Lyon Homes, Inc.

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
February 24, 2021

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2021 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 31, 2017, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,263,153	(2)	$19.73	(3)	5,838,497	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)Equity compensation plans approved by security holders covers the Equity Plan. The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.
(2)Column (a) includes 1,704,794 shares of our Common Stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs”) and outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs and DSUs, such equity awards are not included in the weighted-average exercise price calculation in column (b).
(3)The weighted average exercise price in column (b) relates only to outstanding stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received for no consideration and does not include shares of Common Stock credited to the deferred compensation accounts of certain non-employee directors at fair market value in lieu compensation at the election of such directors.
(4)A total of 14,178,459 shares of our Common Stock have been authorized for issuance pursuant to the terms of the Equity Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2.3
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

3.2	Amended and Restated By-laws (included as Exhibit 3.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).
3.3	Amendment to the Amended and Restated By-laws (included as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on October 26, 2018, and incorporated herein by reference).
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

4.3
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

4.4
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

4.5
Indenture, dated as of February 10, 2020, relating to Taylor Morrison Communities, Inc.’s 6.625% Senior Notes due 2027, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.3 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed February 11, 2020, and incorporated herein by reference).

4.6
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

4.1
Indenture, dated as of March 9, 2018, relating to William Lyon Homes, Inc.’s 6.00% Senior Notes due 2023, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on March 15, 2018, and incorporated herein by reference).

4.11
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

4.12
Indenture, dated as of July 9, 2019, relating to William Lyon Homes, Inc.’s 6.625% Senior Notes due 2027, by and among William Lyon Homes, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to William Lyon Homes’ Current Report on Form 8-K (File No. 001-31625), filed with the SEC on July 9, 2019, and incorporated herein by reference).

4.13
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

4.14
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

4.15
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

4.16
Indenture, dated as of July 22, 2020, relating to Taylor Morrison Communities, Inc.'s 5.125% Senior Notes Due 2030, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 2, 2020, and incorporated herein by reference).

4.17
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-A12B/A, filed on June 10, 2019, and incorporated herein by reference).

4.18
Description of Registrant's Securities (included as Exhibit 4.20 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 19, 2020, and incorporated herein by reference).

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

10.17	Warrant dated February 6, 2020 (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2020, and incorporated herein by reference).
10.18†
Letter agreement, dated as of April 8, 2020, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 11, 2020, and incorporated herein by reference).

10.19†
Letter agreement, dated as of April 8, 2020, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 11, 2020, and incorporated herein by reference).

10.20†
Letter agreement, dated as of April 8, 2020, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 11, 2020, and incorporated herein by reference).

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

DATE: February 24, 2021

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

Signature	Title	Date

/s/ Jeffry L. Flake	Director	February 24, 2021
Jeffry L. Flake

/s/ Gary H. Hunt	Director	February 24, 2021
Gary H. Hunt

/s/ William H. Lyon	Director	February 24, 2021
William H. Lyon

/s/ Peter Lane	Director	February 24, 2021
Peter Lane

/s/ David Merritt	Director	February 24, 2021
David Merritt

/s/ Anne L. Mariucci	Director	February 24, 2021
Anne L. Mariucci

/s/ Andrea Owen	Director	February 24, 2021
Andrea Owen

/s/ Denise Warren	Director	February 24, 2021
Denise Warren