Form 10-Q
period 2021-03-31
Taylor Morrison Home Corp
filed 2021-04-29
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2021
Common stock, $0.00001 par value	128,956,458

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$392,500	$532,843
Restricted cash	976	1,266
Total cash, cash equivalents, and restricted cash	393,476	534,109
Owned inventory	5,567,328	5,209,653
Consolidated real estate not owned	57,857	122,773
Total real estate inventory	5,625,185	5,332,426
Land deposits	124,469	125,625
Mortgage loans held for sale	243,250	201,177
Derivative assets	7,894	5,294
Lease right of use assets	69,435	73,222
Prepaid expenses and other assets, net	243,363	242,744
Other receivables, net	105,915	96,241
Investments in unconsolidated entities	136,105	127,955
Deferred tax assets, net	238,078	238,078
Property and equipment, net	125,118	97,927
Goodwill	663,197	663,197
Total assets	$7,975,485	$7,737,995
Liabilities
Accounts payable	$258,349	$215,047
Accrued expenses and other liabilities	390,301	430,067
Lease liabilities	79,572	83,240
Income taxes payable	46,184	12,841
Customer deposits	421,838	311,257
Estimated development liability	40,233	40,625
Senior notes, net	2,452,354	2,452,365
Loans payable and other borrowings	392,400	348,741
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	180,833	127,289
Liabilities attributable to consolidated real estate not owned	57,857	122,773
Total liabilities	$4,319,921	$4,144,245
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ Equity
Total stockholders’ equity	3,655,564	3,593,750
Total liabilities and stockholders’ equity	$7,975,485	$7,737,995

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2021	2020
Home closings revenue, net	$1,363,429	$1,264,640
Land closings revenue	4,889	22,939
Financial services revenue	44,065	28,039
Amenity and other revenue	5,429	30,081
Total revenue	1,417,812	1,345,699
Cost of home closings	1,110,242	1,070,503
Cost of land closings	4,027	27,132
Financial services expenses	23,999	20,647
Amenity and other expenses	5,103	29,661
Total cost of revenue	1,143,371	1,147,943
Gross margin	274,441	197,756
Sales, commissions and other marketing costs	85,952	86,327
General and administrative expenses	61,553	50,526
Equity in income of unconsolidated entities	(5,661)	(2,426)
Interest income, net	(119)	(560)
Other expense, net	975	6,290
Transaction expenses	—	86,374
Income/(loss) before income taxes	131,741	(28,775)
Income tax provision	29,298	781
Net income/(loss) before allocation to non-controlling interests	102,443	(29,556)
Net income attributable to non-controlling interests — joint ventures	(4,422)	(1,875)
Net income/(loss) available to Taylor Morrison Home Corporation	$98,021	$(31,431)
Earnings/(loss) per common share
Basic	$0.76	$(0.26)
Diluted	$0.75	$(0.26)
Weighted average number of shares of common stock:
Basic	128,883	121,908
Diluted	131,246	121,908

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Income/(loss) before non-controlling interests, net of tax	$102,443	$(29,556)
Post-retirement benefits adjustments, net of tax	—	(13)
Comprehensive income/(loss)	102,443	(29,569)
Comprehensive income attributable to non-controlling interests — joint ventures	(4,422)	(1,875)
Comprehensive income/(loss) available to Taylor Morrison Home Corporation	$98,021	$(31,444)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	98,021	—	4,422	102,443
Exercise of stock options	349,675	—	6,320	—	—	—	—	—	6,320
Issuance of restricted stock units, net of shares withheld for tax(1)	357,213	—	(4,664)	—	—	—	—	—	(4,664)
Repurchase of common stock	(1,447,309)	—	—	1,447,309	(38,418)	—	—	—	(38,418)
Stock compensation expense	—	—	5,682	—	—	—	—	—	5,682
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(7,961)	(7,961)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(1,588)	(1,588)
Balance – March 31, 2021	128,736,493	$1	$2,934,111	27,332,065	$(485,274)	$1,123,810	$(1,166)	$84,082	$3,655,564
(1) Dollar amount represents the value of shares withheld for taxes.

For the three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance – December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net (loss)/ income	—	—	—	—	—	(31,431)	—	1,875	(29,556)
Other comprehensive loss	—		—			—	(13)	—	(13)
Exercise of stock options	250,149	—	4,548	—	—	—	—	—	4,548
Issuance of restricted stock units, net of shares withheld for tax(1)	602,418	—	(7,075)	—	—	—	—	—	(7,075)
Issuance of equity in connection with business combinations	28,327,290	—	849,920	—	—	—	—	—	849,920
Repurchase of common stock	(5,436,479)	—	—	5,436,479	(90,163)	—	—	—	(90,163)
Stock compensation expense	—	—	11,896	—	—	—	—	—	11,896
Stock compensation expense related to WLH acquisition	—	—	5,107	—	—	—	—	—	5,107
WLH equity award accelerations due to change in control	—	—	8,421	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	6,735	6,735
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	117,509	117,509
Balance – March 31, 2020	129,594,663	$1	$2,970,812	25,379,911	$(433,687)	$750,919	$871	$134,125	$3,423,041
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) before allocation to non-controlling interests	$102,443	$(29,556)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(5,661)	(2,426)
Stock compensation expense	5,682	17,002
Distributions of earnings from unconsolidated entities	3,162	1,489
Depreciation and amortization	9,636	8,601
Operating lease expense	3,969	3,752
Debt issuance costs/(premium) amortization	118	(406)
Land held for sale write-downs	—	4,347
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(356,519)	73,261
Mortgages held for sale, prepaid expenses and other assets	(85,270)	1,535
Customer deposits	110,581	32,516
Accounts payable, accrued expenses and other liabilities	34,208	(37,422)
Income taxes payable	33,343	(592)
Net cash (used in)/provided by operating activities	(144,308)	72,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,824)	(6,031)
Payments for business acquisitions, net of cash acquired	—	(209,446)
Distributions of capital from unconsolidated entities	7,451	6,713
Investments of capital into unconsolidated entities	(13,102)	(3,042)
Net cash used in investing activities	(13,475)	(211,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	36,868	18,205
Repayments of loans payable and other borrowings	(27,580)	(32,726)
Borrowings on revolving credit facility	—	695,000
Repayments on revolving credit facility	—	(210,000)
Borrowings on mortgage warehouse	697,398	432,488
Repayments on mortgage warehouse	(643,854)	(446,555)
Repayments on senior notes	—	(50,000)
Payment of deferred financing costs	—	(3)
Proceeds from stock option exercises	6,320	4,548
Payment of principle portion of finance lease	(1,325)	(1,325)
Repurchase of common stock, net	(38,418)	(90,163)
Payment of taxes related to net share settlement of equity awards	(5,288)	(7,075)
Changes and (distributions to)/contributions to non-controlling interests of consolidated joint ventures, net	(6,971)	10,171
Net cash provided by financing activities	17,150	322,565
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(140,633)	$182,860
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	534,109	328,572
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$393,476	$511,432
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax refund, net	$4,592	$325
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$82,378	$20,189
Change in inventory not owned	$(64,916)	$(22,281)
Issuance of common stock in connection with business acquisition	$—	$867,284
Net non-cash (distributions)/contributions from non-controlling interests	$(990)	$6,697
Non-cash portion of loss on debt extinguishment	$—	$1,723

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and active adult. Our homebuilding segments operate under our Taylor Morrison, Darling Homes, and William Lyon Signature brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments generally offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.
We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Condensed Consolidated Statements of Operations.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and these accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of acquired assets, valuation of goodwill, valuation of development liabilities, valuation of equity awards, valuation allowance on deferred tax assets, and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. We did not perform an impairment test during the first quarter of 2021 as indicators of impairment were not present as of March 31, 2021.

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, and real estate taxes are allocated to homes and units generally using the relative sales value method. Generally, all overhead costs relating to our materials procurement process, vertical construction of a home, and construction utilities are considered overhead costs and allocated on a per unit basis. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of sales when the related inventory is charged to cost of sales.

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2021 and 2020, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2021 and December 31, 2020, we had one inactive project in our East region with a carrying value of $13.5 million.

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

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into these agreements to acquire land or lots and pay a non-refundable deposit, a Variable Interest Entity (“VIE”) may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our Condensed Consolidated Financial Statements and reflect such assets and liabilities as Consolidated real estate not owned within our real estate inventory balance and Liabilities attributable to consolidated real estate not owned, respectively in the Consolidated Balance Sheets.

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

We evaluate our investments in unconsolidated entities for indicators of impairment at least semi-annually, or whenever indicators of impairment are present. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three months ended March 31, 2021 and 2020.

Prepaid Expenses and Other Assets, Net — Prepaid expenses consist of sales commissions, unamortized model home costs, such as design fees and furniture, and the unamortized issuance costs for the Revolving Credit Facility. Other assets consist of various operating and escrow deposits, pre-acquisition costs, and other deferred costs. Build-to-rent assets consist of land and development costs relating to our projects under construction. Urban Form assets consist primarily of land and development costs relating to projects under construction.

Revenue Recognition — We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

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

Recently Issued Accounting Pronouncements — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 as of January 1, 2021, but this pronouncement did not have a material impact on our consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

In accordance with ASC Topic 805, Business Combinations, all assets acquired and liabilities assumed from our acquisition of William Lyon Homes (“WLH”) on February 6, 2020 were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid. Upon finalization, total purchase consideration of the WLH acquisition was $1.1 billion, consisting of multiple components: (i) cash of $157.8 million, (ii) the issuance of approximately 28.3 million shares of TMHC Common Stock with a value of $773.9 million, (iii) the repayment of $160.8 million of borrowings under WLH's Revolving Credit Facility, and (iv) the conversion of WLH issued equity instruments consisting of restricted stock units, restricted stock awards, options and warrants to TMHC awards and warrants with a value of $24.1 million.

We determined the estimated fair value of real estate inventory on a community-level basis, using a reasonable range of market comparable gross margins based on the inventory geography and product type. These estimates are significantly impacted by assumptions related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates were made for each individual community and varied significantly between communities. We believe our estimates and assumptions are reasonable.

The following is a summary of the final fair value of assets acquired and liabilities assumed.

(Dollars in thousands)
Acquisition Date	February 6, 2020
Assets acquired
Real estate inventory	$2,069,323
Prepaid expenses and other assets(1)	265,729
Deferred tax assets, net	148,193
Goodwill(2)	513,768
Total assets	$2,997,013

Less liabilities assumed
Accrued expenses and other liabilities	$457,365
Total debt	1,306,578
Non-controlling interest	116,157
Net assets acquired	$1,116,913
(1) Includes cash acquired.
(2) Goodwill is not deductible for tax purposes. We allocated $465.6 million and $48.2 million of goodwill to the West and Central homebuilding segments, respectively.

Unaudited Pro Forma Results of Business Combinations

The following unaudited pro forma information for the period presented includes the results of operations of our acquisition of WLH as if it had been completed on January 1, 2019. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of WLH for the periods presented.

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

For the three months ended March 31,
(Dollars in thousands except per share data)	2020 (Pro forma)
Total revenue	$1,432,797

Net income before allocation to non-controlling interests	$9,027
Net income attributable to non-controlling interests — joint ventures	(988)
Net income available to TMHC	$8,039

Weighted average shares - Basic	133,643
Weighted average shares - Diluted	134,935

Earnings per share - Basic	$0.06
Earnings per share - Diluted	$0.06
For the three months ended March 31, 2020, total revenue on the condensed consolidated statement of operations included $282.6 million of revenues and loss before income taxes included loss of $31.7 million from WLH since the date of acquisition.
4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income/(loss) available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020(1)
Numerator:
Net income/(loss) available to TMHC	$98,021	$(31,431)
Denominator:
Weighted average shares – basic	128,883	121,908
Restricted stock units	975	—
Stock Options	844	—
Warrants	544	—
Weighted average shares – diluted	131,246	121,908
Earnings/(loss) per common share – basic:
Net income/(loss) available to Taylor Morrison Home Corporation	$0.76	$(0.26)
Earnings/(loss) per common share – diluted:
Net income/(loss) available to Taylor Morrison Home Corporation	$0.75	$(0.26)
(1) Due to a loss for the three months ended March 31, 2020, no incremental shares associated with (1) restricted stock units, (2) stock options and (3) warrants were included because the effect would be antidilutive.

The above calculations of weighted average shares excludes 811,658 and 2,547,953 anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three months ended March 31, 2021 and 2020, respectively.

5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Real estate developed and under development	$4,036,364	$3,862,785
Real estate held for development or held for sale (1)	129,384	110,954
Operating communities (2)	1,227,406	1,072,134
Capitalized interest	174,174	163,780
Total owned inventory	5,567,328	5,209,653
Real estate not owned	57,857	122,773
Total real estate inventory	$5,625,185	$5,332,426
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2021		December 31, 2020
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw(1)	11,107	$373,805	12,330	$356,681
Partially developed	21,285	1,256,035	19,495	1,215,419
Finished	22,693	2,522,446	21,396	2,388,177
Long-term strategic assets	158	13,462	158	13,462
Total	55,243	$4,165,748	53,379	$3,973,739
(1) Commercial assets are included in number of owned lots and book value of land and development.

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as Land deposits until the associated property is purchased.

As of March 31, 2021 and December 31, 2020, we had the right to purchase 7,373 and 7,449 lots under land option purchase contracts, respectively, for an aggregate purchase price of $519.8 million and $485.4 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against us. As of March 31, 2021 and December 31, 2020, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $92.5 million and $65.3 million, respectively.

We also have various land banking arrangements. As of March 31, 2021 and December 31, 2020, we had the right to purchase 1,476 lots and 2,426 lots under such land agreements for an aggregate purchase price of $137.7 million and $275.0 million, respectively. We are not legally obligated to purchase the balance of the lots. As of March 31, 2021 and December 31, 2020, our exposure to loss related to deposits on land banking arrangements totaled $32.0 million and $60.3 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest capitalized - beginning of period	$163,780	$115,593
Interest incurred	37,719	37,575
Interest amortized to cost of home closings	(27,325)	(24,298)
Interest capitalized - end of period	$174,174	$128,870

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Assets:
Real estate inventory	$332,427	$342,451
Other assets	145,209	133,903
Total assets	$477,636	$476,354
Liabilities and owners’ equity:
Debt	$178,483	$183,911
Other liabilities	18,903	21,215
Total liabilities	197,386	205,126
Owners’ equity:
TMHC	136,105	127,955
Others	144,145	143,273
Total owners’ equity	280,250	271,228
Total liabilities and owners’ equity	$477,636	$476,354

	Three Months Ended March 31,
	2021	2020
Revenues	$49,880	$48,972
Costs and expenses	(34,157)	(41,494)
Income of unconsolidated entities	$15,723	$7,478
TMHC’s share in income of unconsolidated entities	$5,661	$2,426
Distributions to TMHC from unconsolidated entities	$10,613	$8,202

Consolidated Entities
We have a total of 25 joint ventures as of March 31, 2021 for the purpose of land development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. Based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and these entities were consolidated as of March 31, 2021.

As of March 31, 2021, the assets of the consolidated joint ventures totaled $378.0 million, of which $18.0 million was cash and cash equivalents and $292.5 million was owned inventory. The liabilities of the consolidated joint ventures totaled $221.3 million, primarily comprised of notes payable, accounts payable and accrued liabilities.

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Real estate development costs to complete	$49,924	$38,935
Compensation and employee benefits	79,427	113,896
Self-insurance and warranty reserves	116,406	118,116
Interest payable	35,237	45,917
Property and sales taxes payable	26,741	28,523
Other accruals	82,566	84,680
Total accrued expenses and other liabilities	$390,301	$430,067

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Reserve - beginning of period	$118,116	$120,048
Net additions to reserves due to WLH acquisition	—	9,130
Other additions to reserves	12,391	9,738
Cost of claims incurred	(15,865)	(18,987)
Changes in estimates to pre-existing reserves	1,764	2,035
Reserve - end of period	$116,406	$121,964

8. ESTIMATED DEVELOPMENT LIABILITY

The estimated development liability consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs or, if available, third-party engineer cost estimate reports which reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

9. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2021			December 31, 2020
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value
5.875% Senior Notes due 2023	$350,000	$(1,158)	$348,842	$350,000	$(1,300)	$348,700
5.625% Senior Notes due 2024	350,000	(1,570)	348,430	350,000	(1,705)	348,295
5.875% Senior Notes due 2027	500,000	(4,830)	495,170	500,000	(5,026)	494,974
6.625% Senior Notes due 2027(1)	300,000	20,116	320,116	300,000	20,915	320,915
5.75% Senior Notes due 2028	450,000	(4,288)	445,712	450,000	(4,445)	445,555
5.125% Senior Notes due 2030	500,000	(5,916)	494,084	500,000	(6,074)	493,926
Senior Notes subtotal	$2,450,000	$2,354	$2,452,354	$2,450,000	$2,365	$2,452,365
Loans payable and other borrowings	392,400	—	392,400	348,741	—	348,741
Revolving Credit Facility	—	—	—	—	—	—
Mortgage warehouse borrowings	180,833	—	180,833	127,289	—	127,289
Total debt	$3,023,233	$2,354	$3,025,587	$2,926,030	$2,365	$2,928,395
(1) Consists of remaining 2027 6.625% WLH notes and 2027 6.625% TM Communities Notes issued by TM Communities in connection with the exchange offer as described below. Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting estimates.

Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our Senior Notes (except for the remaining 6.625% William Lyon Notes due 2027, as described below) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the Senior Notes have financial maintenance covenants. As of March 31, 2021, we were in compliance with all of the covenants under the Senior Notes.

5.875% Senior Notes due 2023
On April 16, 2015, Taylor Morrison Communities, Inc (“TM”) issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 5.875% Senior Notes”), which mature on April 15, 2023. The 2023 5.875% Senior Notes are guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”). We are required to offer to repurchase the 2023 5.875% Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events where there is a credit rating downgrade that occurs in connection with the change of control.

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

6.625% Senior Notes due 2027

Following our exchange offer in the first quarter of 2020, whereby TM Communities offered to exchange any and all outstanding senior notes issued by WLH, we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”) (the “Exchange offer”). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2027 6.625% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. In connection with the consummation of the exchange offer, WLH entered into a supplemental indenture to eliminate substantially all of the covenants in the indenture governing the 2027 6.625% WLH Notes, including the requirements to offer to purchase such notes upon a change of control, and to eliminate certain other restrictive provisions and events that constitute an “Event of Default” in such indenture.

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

5.75% Senior Notes due 2028

On August 1, 2019, TM Communities issued $450.0 million aggregate principal amount of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”), which mature on January 15, 2028. The 2028 Senior Notes are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2028 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

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

5.125% 2030 Senior Notes and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes

In July, 2020, $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 6.00% Senior Notes”) and $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) were partially redeemed using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). In September 2020, we redeemed the remaining $83.1 million and $103.8 million of 2023 6.00% Senior Notes and 2025 Senior Notes, respectively, using cash on hand. For the 2023 6.00% Senior Notes, the redemption price was equal to 100.0% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to but excluding the redemption date.

For the 2025 Senior Notes, the redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to but excluding the redemption date. As a result of the early redemption of the 2023 and 2025 Senior Notes, we recorded a total net loss on extinguishment of debt of approximately $10.2 million in Loss on extinguishment of debt, net, in the Consolidated Statement of Operations for the year ended December 31, 2020.

The 2030 Senior Notes mature on August 1, 2030. The Senior Notes are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2030 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

Prior to February 1, 2030, the 2030 Senior Notes are redeemable at a price equal to 100.0% plus a “make-whole” premium for payments through February 1, 2030 (plus accrued and unpaid interest). Beginning on February 1, 2030, the 2030 Senior Notes are redeemable at par (plus accrued and unpaid interest).

Revolving Credit Facility
Our $800.0 million Revolving Credit Facility matures on February 6, 2024 and is guaranteed by the Guarantors.

The Revolving Credit Facility included $1.5 million and $1.6 million of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively, which are included in Prepaid expenses and other assets, net, on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, we had $52.4 million and $64.3 million, respectively, of utilized letters of credit, resulting in $747.6 million and $735.7 million, respectively, of availability under the Revolving Credit Facility.
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

As of March 31, 2021, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$7,114	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	46,218	50,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	71,799	75,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	55,702	80,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$180,833	$215,000

	As of December 31, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (2)
Warehouse A	$40,958	$55,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	19,457	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	43,148	75,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	23,726	80,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$127,289	$295,000
(1) Subject to certain interest rate floors.
(2) The mortgage warehouse borrowings outstanding as of March 31, 2021 and December 31, 2020 were collateralized by $243.3 million and $201.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and approximately $1.0 million and $1.3 million, respectively, of cash which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2021 and December 31, 2020 consist of project-level debt due to various land sellers and seller financing notes from current and prior year acquisitions. The debt is obtained for specific communities that contains land banking, profit participation, and joint ventures. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of March 31, 2021 and December 31, 2020.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2021, when compared to December 31, 2020.

The carrying value and fair value of our financial instruments are as follows:

		March 31, 2021		December 31, 2020
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$243,250	$243,250	$201,177	$201,177
IRLCs	3	4,985	4,985	5,294	5,294
MBSs	2	2,909	2,909	(1,847)	(1,847)
Mortgage warehouse borrowings	2	180,833	180,833	127,289	127,289
Loans payable and other borrowings	2	392,400	392,400	348,741	348,741
5.875% Senior Notes due 2023 (1)	2	348,842	371,455	348,700	371,000
5.625% Senior Notes due 2024 (1)	2	348,430	375,375	348,295	375,830
5.875% Senior Notes due 2027 (1)	2	495,170	551,250	494,974	566,650
6.625% Senior Notes due 2027 (1)	2	320,116	322,890	320,915	324,240
5.75% Senior Notes due 2028(1)	2	445,712	495,720	445,555	509,625
5.125% Senior Notes due 2030(1)	2	494,084	531,250	493,926	560,000
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2020
Inventories	3	$22,556

As of March 31, 2021, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

11. INCOME TAXES
We recorded income tax expense of $29.3 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate for the three months ended March 31, 2021 was 22.2%, compared to (2.7)% for the same period in 2020. The effective tax rate for the first quarter of 2020 was negative as the company incurred tax expense on a loss before income taxes due to costs related to the acquisition of WLH.

At both March 31, 2021 and December 31, 2020, cumulative gross unrecognized tax benefits were $5.8 million. If the unrecognized tax benefits as of March 31, 2021 were to be recognized, approximately $4.6 million would affect the effective tax rate. We had $0.6 million and $0.5 million of gross interest and penalties related to unrecognized tax positions accrued as of March 31, 2021 and December 31, 2020, respectively.

12. STOCKHOLDERS’ EQUITY
Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Warrants
In connection with our acquisition of WLH, we issued 1,704,205 warrants to purchase shares of TMHC Common Stock at an exercise price of $19.12 per share. The expiration date of the warrants is February 24, 2022.

Stock Repurchase Program

On December 8, 2020, we announced that our Board of Directors authorized a renewal of our stock repurchase program which permits the repurchase of up to $100.0 million of the Company's Common Stock until December 31, 2021. Repurchases of our Common Stock under the program occur from time to time through open market purchases, privately negotiated transactions or other transactions. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including prevailing market conditions, our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Amount available for repurchase — beginning of period(1)	$86,831	$—
Additional amount authorized for repurchase	—	100,000
Amount repurchased at cost, 1,447,309 and 5,436,479 shares during the three months ended March 31, 2021 and 2020, respectively.	(38,418)	(90,163)
Amount available for repurchase — end of period	$48,413	9,837
(1) Represents the amount available for repurchase as of January 1 for the years provided, adjusted for previously expired share repurchase authorizations.

13. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of RSU's, stock options, and other equity-based awards deliverable in shares of our Common Stock. As of March 31, 2021, we had an aggregate of 5,291,902 shares of Common Stock available for future grants under the Plan.

Our time-based and performance-based RSUs consist of awards that settle in shares of Common Stock and have been awarded to our employees. Time-based RSUs will vest ratably over a certain period of time and performance-based RSU's will vest in full, subject to certain performance criteria. Both time-based and performance-based RSU vesting is subject to continued employment with TMHC. In addition, we grant stock options to employees which vest and become exercisable ratably on the anniversary of the date of grant. Vesting of the options is also subject to continued employment with TMHC and options expire within ten years from the date of grant. From time to time, we may also grant time-based RSUs or stock options to members of our Board of Directors.

The following table provides the outstanding balance of time-based and performance based RSU's and stock options as of March 31, 2021:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at March 31, 2021	1,751,416	$23.93	4,088,243	$21.47

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted stock units (1)	$4,748	$7,719
Stock options	934	4,177
Total stock compensation	$5,682	$11,896
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.

At March 31, 2021 and December 31, 2020, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $40.3 million and $23.8 million, respectively.

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended March 31, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenues	$453,362	$322,612	$597,730	$44,065	$43	$1,417,812

Gross margin	85,067	65,178	104,438	20,066	(308)	274,441
Selling, general and administrative expenses	(38,598)	(28,558)	(41,554)	—	(38,795)	(147,505)
Equity in (loss)/income of unconsolidated entities	—	(64)	1,992	3,743	(10)	5,661
Interest and other income/(expense), net	42	(373)	(108)	—	(417)	(856)
Income/(loss) before income taxes	$46,511	$36,183	$64,768	$23,809	$(39,530)	$131,741
(1) Includes the activity from our Build-To-Rent and Urban Form operations.

	Three Months Ended March 31, 2020
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenues	$423,392	$373,339	$496,323	$28,039	$24,606	$1,345,699

Gross margin	58,017	63,757	68,590	7,392	—	197,756
Selling, general and administrative expenses	(36,339)	(32,256)	(34,850)	—	(33,408)	(136,853)
Equity in (loss)/income of unconsolidated entities	—	(119)	334	2,230	(19)	2,426
Interest and other income/(expense), net (2)	15	(2,252)	(7,264)	(1,400)	(81,203)	(92,104)
Income/(loss) before income taxes	$21,693	$29,130	$26,810	$8,222	$(114,630)	$(28,775)
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income/(expense), net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	As of March 31, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,810,519	$1,261,166	$2,677,958	$—	$11	$5,749,654
Investments in unconsolidated entities	—	65,229	65,190	5,686	—	136,105
Other assets	144,753	196,636	560,100	338,632	849,605	2,089,726
Total assets	$1,955,272	$1,523,031	$3,303,248	$344,318	$849,616	$7,975,485
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2020
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Real estate inventory and land deposits	$1,712,852	$1,176,604	$2,568,595	$—	$—	$5,458,051
Investments in unconsolidated entities	—	58,052	65,395	4,498	10	127,955
Other assets	170,382	192,981	578,231	284,265	926,130	2,151,989
Total assets	$1,883,234	$1,427,637	$3,212,221	$288,763	$926,140	$7,737,995
(1) Includes the assets from our Build-To-Rent and Urban Form operations.
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $995.1 million and $981.8 million as of March 31, 2021 and December 31, 2020, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2021 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At March 31, 2021 and December 31, 2020, the aggregate purchase price of these contracts was $657.5 million and $760.4 million, respectively.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment safety practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2021 and December 31, 2020, our legal accruals were $16.4 million and $23.5 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $79.6 million and $83.2 million as of March 31, 2021 and December 31, 2020, respectively. We recorded lease expense of approximately $4.0 million for the three months ended March 31, 2021, and $3.8 million for the three months ended March 31, 2020, respectively, within General and administrative expenses on our Condensed Consolidated Statement of Operations.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	March 31, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$4,985	$370,606	$5,294	$260,954
MBSs	2,909	405,000	(1,847)	376,000
Total	$7,894		$3,447

Total commitments to originate loans approximated $406.4 million and $290.3 million as of March 31, 2021 and December 31, 2020, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including entry-level, move-up, and active adult buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes, and William Lyon Signature brand names. We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. We have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of March 31, 2021, is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Community development includes the acquisition and development of land, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. We generally operate as community developers, but in some communities we operate solely as merchant builders, in which case we acquire fully entitled and developed lots. We remain disciplined in our underwriting to acquire land where we see opportunities to drive profitable growth over the full cycle, with the land acquisitions we are approving today largely expected to impact deliveries in the next 24 to 48 months.

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

As of March 31, 2021, we employed approximately 2,800 full-time equivalent persons. Of these, approximately 2,400 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.

Factors Affecting Comparability of Results

For the quarter ended March 31, 2020, we recognized various costs relating to the acquisition of William Lyon Homes, Inc. (“WLH”). Such costs include (1) $86.4 million of transaction expenses, which have been included in Transaction expenses on our Condensed Consolidated Statement of Operations, (2) $32.7 million of purchase accounting related adjustments which have been recognized in Cost of home closings and Amenity and other expenses on our Condensed Consolidated Statement of Operations, and (3) $3.7 million of operating losses relating to our Financial Services segment which is reflected in the Financial Services gross margin. We did not incur such costs for the three months ended March 31, 2021.

First Quarter 2021 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated) :
•Net sales orders increased 30 percent to 4,492.
•Monthly absorptions increased 42 percent to 4.3 net sales orders per community, a company record high.
•Home closings gross margin increased 320 basis points to 18.6 percent.
•Backlog increased 54 percent to 10,074 sold homes with a sales value of $5.3 billion, up 70 percent.
•Homebuilding lot supply increased four percent to approximately 73,000 total lots owned and controlled.
•Controlled lots as a percentage of total supply increased 400 basis points to 32 percent.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Statements of Operations Data:
Home closings revenue, net	$1,363,429	$1,264,640
Land closings revenue	4,889	22,939
Financial services revenue	44,065	28,039
Amenity and other revenue	5,429	30,081
Total revenue	1,417,812	1,345,699
Cost of home closings	1,110,242	1,070,503
Cost of land closings	4,027	27,132
Financial services expenses	23,999	20,647
Amenity and other expenses	5,103	29,661
Gross margin	274,441	197,756
Sales, commissions and other marketing costs	85,952	86,327
General and administrative expenses	61,553	50,526
Equity in income of unconsolidated entities	(5,661)	(2,426)
Interest income, net	(119)	(560)
Other expense, net	975	6,290
Transaction expenses	—	86,374
Income/(loss) before income taxes	131,741	(28,775)
Income tax provision	29,298	781
Net income/(loss) before allocation to non-controlling interests	102,443	(29,556)
Net income attributable to non-controlling interests — joint ventures	(4,422)	(1,875)
Net income/(loss) available to Taylor Morrison Home Corporation	$98,021	$(31,431)
Home closings gross margin	18.6%	15.4%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.3%	6.8%
General and administrative expenses as a percentage of home closings revenue, net	4.5%	4.0%

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report relating to: (i) adjusted income before income taxes and related margin, (ii) EBITDA and adjusted EBITDA, (iii) adjusted net income and adjusted earnings per share, (iv) net homebuilding debt to capitalization ratio, (v) adjusted home closings gross margin and (vi) adjusted financial services gross margin.

Adjusted income before income taxes (and related margin) is a non-GAAP financial measure that reflects our income/(loss) before income taxes excluding the impact of purchase accounting adjustments and financial services operating loss related to the acquisition of William Lyon Homes (“WLH”) and transaction expenses. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income/(loss) before allocation to non-controlling interests to exclude interest income/(expense), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, purchase accounting adjustments and financial services operating loss relating to the acquisition of WLH and transaction expenses. Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding the impact of purchase accounting adjustments and financial services operating loss relating to the acquisition of WLH and, transaction expenses and the tax impact due to such items. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance costs/premiums and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding purchase accounting adjustments relating to the acquisition of WLH.

Adjusted financial services gross margin is a non-GAAP financial measure calculated based on GAAP financial services margin, excluding financial services operating loss related to the acquisition of WLH.

Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our regions, and to set targets for performance-based compensation. We also use the ratio of net homebuilding debt to total capitalization as an indicator of overall leverage and to evaluate our performance against other companies in the homebuilding industry. A reconciliation of our forward-looking net homebuilding debt to capitalization ratio to the most directly comparable GAAP financial measure cannot be provided without unreasonable effort because of the inherent difficulty of accurately forecasting the occurrence and financial impact of the adjusting items necessary for such reconciliation that have not yet occurred, are out of our control, or cannot be reasonably predicted. In the future, we may include additional adjustments in the above-described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.

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

Adjusted Net Income and Adjusted Earnings Per Share
	Three Months Ended March 31,
($ in thousands, except per share data)	2021	2020
Net income/(loss) available to TMHC	$98,021	$(31,431)
William Lyon Homes related purchase accounting adjustments	—	32,717
William Lyon Homes financial services operating loss	—	3,666
Transaction expenses	—	86,374
Tax impact due to above non-GAAP reconciling items	—	(20,880)
Adjusted net income	$98,021	$70,446

Basic weighted average shares	128,883	121,908
Adjusted earnings per common share - Basic	$0.76	$0.58

Diluted weighted average shares	131,246	123,200
Adjusted earnings per common share - Diluted	$0.75	$0.57

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended March 31,
($ in thousands)	2021	2020
Income/(loss) before income taxes	$131,741	$(28,775)
William Lyon Homes related purchase accounting adjustments	—	32,717
William Lyon Homes financial services operating loss		3,666
Transaction expenses	—	86,374
Adjusted income before income taxes	$131,741	$93,982

Total revenues	$1,417,812	$1,345,699

Income before income taxes margin	9.3%	(2.1)%
Adjusted income before income taxes margin	9.3%	7.0%

Adjusted Home Closings Gross Margin
	Three Months Ended March 31,
($ in thousands)	2021	2020
Home closings revenue	$1,363,429	$1,264,640
Cost of home closings	1,110,242	1,070,503
Home closings gross margin	$253,187	$194,137
William Lyon Homes homebuilding related purchase accounting adjustments	—	28,366
Adjusted home closings gross margin	$253,187	$222,503
Home closings gross margin as a percentage of home closings revenue	18.6%	15.4%
Adjusted home closings gross margin as a percentage of home closings revenue	18.6%	17.6%

Adjusted Financial Services Gross Margin
	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Financial services revenue	$44,065	$28,039
Financial services expenses	23,999	20,647
Financial services gross margin	$20,066	$7,392
William Lyon Homes financial services operating loss	—	3,666
Adjusted financial services gross margin	$20,066	$11,058

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income/(loss) before allocation to non-controlling interests	$102,443	$(29,556)
Interest income, net	(119)	(560)
Amortization of capitalized interest	27,325	24,298
Income tax provision	29,298	781
Depreciation and amortization	1,910	1,929
EBITDA	$160,857	$(3,108)
Non-cash compensation expense	5,682	11,896
William Lyon Homes related purchase accounting adjustments	—	32,717
William Lyon Homes financial services operating loss	—	3,666
Transaction expenses	—	86,374
Adjusted EBITDA	$166,539	$131,545

Total revenues	$1,417,812	$1,345,699
EBITDA as a percentage of total revenues	11.3%	(0.2)%
Adjusted EBITDA as a percentage of total revenues	11.7%	9.8%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
($ in thousands)	As of March 31, 2021	As of December 31, 2020
Total debt	$3,025,587	$2,928,395
Less unamortized debt issuance premiums, net	2,354	2,365
Less mortgage warehouse borrowings	180,833	127,289
Total homebuilding debt	$2,842,400	$2,798,741
Less cash and cash equivalents	392,500	532,843
Net homebuilding debt	$2,449,900	$2,265,898
Total equity	3,655,564	3,593,750
Total capitalization	$6,105,464	$5,859,648

Net homebuilding debt to capitalization ratio	40.1%	38.7%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The results for the three months ended March 31, 2021 and 2020 were impacted by various macro economic conditions. The latter portion of the first quarter of the prior year was negatively impacted with the onset of COVID-19. For a limited period of time during 2020, we experienced an increase in our cancellation rate and a decrease in our net sales orders, among other changes. During the second half of 2020, demand for housing increased at a nationwide level. Interest rates declined, offering greater affordability and for various reasons, more affordable markets saw a significant increase in demand from out-of-state customers. As of March 31, 2021, interest rates continue to remain near their lowest levels in history and the demand for new housing remains high as re-sale inventory is low. As a result of such conditions, we experienced a record level net sales pace of 4.3 for the first quarter of 2021, a 42% increase from the same quarter in the prior year. Our total average active selling communities have decreased compared to the same period in the prior year as a result of such demand. The average sales price for net sales orders, backlog, and homes closed during the three months ended March 31, 2021 all increased compared to the three months ended March 31, 2020. Additional information for each metric is provided below.

Average Active Selling Communities

	Three Months Ended March 31,
	2021	2020	Change
East	129	144	(10.4)%
Central	106	134	(20.9)
West	110	100	10.0
Total	345	378	(8.7)%

Average active selling communities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased by 8.7%. The decrease is primarily attributable to early community close outs. The close outs were the result of our strong sales environment for the last twelve months causing active selling communities to sell out ahead of schedule.
Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	1,777	1,361	30.6%	$878,584	$561,544	56.5%	$494	$413	19.6%
Central	1,072	906	18.3	583,482	424,063	37.6	544	468	16.2
West	1,643	1,199	37.0	1,010,767	632,243	59.9	615	527	16.7
Total	4,492	3,466	29.6%	$2,472,833	$1,617,850	52.8%	$550	$467	17.8%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

East:
The number of net sales orders and sales values increased by 30.6% and 56.5%, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year, while the average selling price increased by 19.6% for the three months ended March 31, 2021 compared to the same period in the prior year. The increase in net sales orders was primarily due to increased demand compared to the prior year period. Our Florida markets, including the active adult market, remained strong during the three months ended March 31, 2021, as buyers regained confidence in the latter part of 2020, despite the continuing impacts of COVID-19. In addition, sales order pace increased 43.8% for the three months ended March 31, 2021 compared to the same period in the prior year, which further contributed to the increase in net sales orders. Market appreciation as well as product and geographical mix contributed to the change in average selling price for the comparative period.

Central:
The number of net sales orders and sales values increased by 18.3% and 37.6%, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year, while the average selling price increased by 16.2% for three months ended March 31, 2021 compared to the same period in the prior year. The increase in net sales orders stemmed primarily from strong demand in certain markets in Texas along with our Denver market. Our Denver market also had an increase in average active selling communities which further contributed to the increase in net sales orders for the current year compared to the same period in the prior year. In addition, sales order pace increased 47.8% for the three months ended March 31, 2021 compared to the same period in the prior year. Market appreciation as well as product and geographical mix contributed to the change in average selling price for the comparative period.

West:
The number of net sales orders and sales values increased by 37.0% and 59.9%, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year, while the average selling price increased by 16.7% for the three months ended March 31, 2021 compared to the same period in the prior year. The increase is primarily due to a strong sales environment in addition to an increase in active selling communities in this region. Sales order pace increased 24.5% for the three months ended March 31, 2021 compared to the same period in the prior year. Market appreciation as well as product and geographical mix contributed to the change in average selling price for the comparative period.
Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2021	2020
East	5.9%	12.1%
Central	6.1%	16.0%
West	6.2%	13.9%
Total Company	6.0%	13.8%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased to 6.0% from 13.8% for the three months ended March 31, 2021 compared to the same period in the prior year. We believe the decrease in cancellations for the three months ended March 31, 2021, compared to the prior year period, was a result of the high demand and customers wanting to secure housing as a result of low inventory levels, low interest rates, and price appreciation. In addition, we believe increased consumer confidence relative to the prior year period contributed to the lower cancellation rate.

Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	3,560	2,193	62.3%	$1,753,135	$957,313	83.1%	$492	$437	12.6%
Central	2,779	2,167	28.2	1,463,453	1,041,983	40.4	527	481	9.6
West	3,735	2,205	69.4	2,120,260	1,132,436	87.2	568	514	10.5
Total	10,074	6,565	53.5%	$5,336,848	$3,131,732	70.4%	$530	$477	11.1%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 53.5% and 70.4% at March 31, 2021, respectively, compared to March 31, 2020. The increase in backlog units and sales value was primarily due to a strong sales environment as a result of demand for housing and low interest rates.

Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	1,052	985	6.8%	$445,885	$395,716	12.7%	$424	$402	5.5%
Central	691	819	(15.6)	320,177	373,024	(14.2)	463	455	1.8
West	1,078	957	12.6	597,367	495,900	20.5	554	518	6.9
Total	2,821	2,761	2.2%	$1,363,429	$1,264,640	7.8%	$483	$458	5.5%

East:
The number of homes closed and home closings revenue, net, increased by 6.8% and 12.7%, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in active selling communities in certain Florida markets. Geographical and product mix along with market price appreciation contributed to the increase in average selling price of homes closed for the three months ended March 31, 2021 compared to the same period in the prior year.
Central:
The number of homes closed and home closings revenue, net, decreased by 15.6% and 14.2%, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year. These decreases in both units and dollars were primarily due to extreme cold weather in our Texas markets during the current year period which delayed closings.

West:
The number of homes closed and home closings revenue, net, increased by 12.6% and 20.5%, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year. The increase in both units and dollars was primarily due to the increase in active selling communities as well as product and geographical mix.
Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Change
East	$2,454	$22,624	$(20,170)
Central	2,435	315	2,120
West	—	—	—
Total	$4,889	$22,939	$(18,050)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The land closings revenue for the three months ended March 31, 2020 in the East region is due to the sale of certain commercial assets.

Amenity and Other Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Change
East	5,023	5,052	$(29)
Central	—	—	—
West	363	423	(60)
Corporate	43	24,606	(24,563)
Total	$5,429	$30,081	$(24,652)

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Urban Form operations which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. Urban Form sold an asset in the quarter ended March 31, 2020, generating $24.6 million in revenue.

Home Closings Gross Margin and Adjusted Home Closings Gross Margin

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Home closings revenue, net	$445,885	$395,716	$320,177	$373,024	$597,367	$495,900	$1,363,429	$1,264,640
Cost of home closings	361,977	334,024	255,399	309,300	492,866	427,179	1,110,242	1,070,503
Home closings gross margin	83,908	61,692	64,778	63,724	104,501	68,721	253,187	194,137
Purchase accounting adjustment	—	—	—	7,037	—	21,329	—	28,366
Adjusted home closings gross margin	$83,908	$61,692	$64,778	$70,761	$104,501	$90,050	$253,187	$222,503
Home closings gross margin %	18.8%	15.6%	20.2%	17.1%	17.5%	13.9%	18.6%	15.4%
Adjusted home closings gross margin %	18.8%	15.6%	20.2%	19.0%	17.5%	18.2%	18.6%	17.6%

East:
Home closings gross margin and adjusted home closings gross margin percentages both increased to 18.8% from 15.6% for the three months ended March 31, 2021 compared to the same period in the prior year. The primary drivers for the increases were product mix, geographic mix and market appreciation compared to the same period in the prior year. The east region was not impacted by our WLH acquisition and therefore did not have any purchase accounting adjustments for the three months ended March 31, 2020.

Central:
Home closings gross margin and adjusted home closings gross margin percentages increased to 20.2% from 17.1% and to 20.2% from 19.0%, respectively, for the three months ended March 31, 2021, compared to the same period in the prior year. Home closings gross margin was negatively impacted for the three months ended March 31, 2020 as a result of purchase accounting adjustments from the WLH acquisition. The increase in adjusted home closings gross margin was driven by product and geographic mix in the three months ended March 31, 2021 compared to the same period in the prior year.

West:
Home closings gross margin percentage increased to 17.5% from 13.9% for the three months ended March 31, 2021 compared to the same period in the prior year. Adjusted home closings gross margin decreased to 17.5% from 18.2% for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to geographic and product mix. Home closings gross margin was negatively impacted for the three months ended March 31, 2020 as a result of purchase accounting adjustments from the WLH acquisition.
Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(In thousands, except for the number of loan originations)	2021	2020	Change
Financial services revenue	$37,514	$22,888	63.9%
Title services revenue	1,497	1,082	38.4
Financial services revenue - other	5,054	4,069	24.2
Total financial services revenue	44,065	28,039	57.2%
Financial services equity in income of unconsolidated entities	3,669	2,230	64.5
Total revenue	47,734	30,269	57.7
Financial services expenses	23,999	20,647	16.2
Financial services transaction expenses	—	1,400	(100.0)
Financial services income before income taxes	$23,735	$8,222	188.7%
Total originations:
Number of Loans	2,128	1,699	25.3%
Principal	$809,746	$516,530	56.8%

	Three Months Ended March 31,
	2021	2020
Supplemental data:
Average FICO score	750	750
Funded origination breakdown:
Government (FHA,VA,USDA)	19.5%	15.3%
Other agency	77.7%	78.0%
Total agency	97.2%	93.3%
Non-agency	2.8%	6.7%
Total funded originations	100.0%	100.0%

Financial services revenue increased by 57.2% for the three months ended March 31, 2021 compared to the same period in the prior year. The increase in financial services revenue was due to increased mortgage closings, reflecting the increase in the number of homes closed.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.3% from 6.8% for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily driven by leverage from an increase in home closings revenue, net, as well as our initiatives to reduce all non-essential expenses as a result of COVID-19.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.5% from 4.0% for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily driven by a spike in new home sales that superseded certain home closing and construction delays such as Covid and weather. In addition, we prepared for our increased homebuilding and corporate presence across all markets subsequent to the WLH acquisition.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $5.7 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the three months ended March 31, 2021. In addition, a joint venture related to home building began closing units during the three months ended March 31, 2021.

Interest Income, Net
Interest income, net, was $0.1 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings.

Other Expense, Net
Other expense, net, was $1.0 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in other expense for the three months ended March 31, 2021 was primarily a result of higher acquisition-related costs on projects we are no longer pursuing for the three months ended March 31, 2020.

Transaction Expenses

We had no transaction expenses for the three months ended March 31, 2021, compared with the $86.4 million of expenses for the prior year period. Transaction expenses for the three months ended March 31, 2020 consisted of acquisition related costs from the acquisition of WLH, which include investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs.

Income Tax Provision
The effective tax rate for the three months ended March 31, 2021 was based on the U.S. federal statutory income tax rate and was affected primarily by state income taxes, non-deductible executive compensation, excess tax benefits related to stock based compensation and certain deductions and credits relating to homebuilding activities.

Net Income/(Loss)
Net income and diluted earnings per share for the three months ended March 31, 2021 was $98.0 million and $0.75, respectively. Net loss and diluted loss per share for the three months ended March 31, 2020 was $31.4 million and $0.26, respectively. The increases in net income and earnings per share from the prior year were primarily attributable to higher homebuilding revenues, net, and higher gross margin dollars. In addition, the three months ended March 31, 2020 included transaction expenses and other compensation expenses as a result of the WLH acquisition.

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

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facility to conduct our operations for the next twelve months.

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

Our wholly-owned mortgage subsidiary, TMHF, retains MSRs on certain of the loans it originates. Servicing advances TMHF makes may be subject to delays in recovery to the extent the loans we service go into forbearance or delinquency. We do not currently expect our MSR portfolio to become a significant part of TMHF’s business, though a substantial increase in the volume of loans that we service coupled with a significant increase in the number of such loans which become delinquent or subject to forbearance, could affect TMHF’s short-term liquidity and revenue from operations.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2021	December 31, 2020
Total cash, excluding restricted cash	$392,500	$532,843
Total revolving credit facility	800,000	800,000
Letters of credit outstanding	(52,356)	(64,274)
Revolving credit facility availability	747,644	735,726
Total liquidity	$1,140,144	$1,268,569

Cash Flow Activities

Operating Cash Flow Activities
Our net cash used in operating activities was $144.3 million for the three months ended March 31, 2021 compared to $72.1 million of cash provided by operating activities for the three months ended March 31, 2020. The increase in cash used in operating activities during three months ended March 31, 2021 was due to greater spend on real estate inventory and land deposits and increased outlays for mortgages held for sale.

Investing Cash Flow Activities
Net cash used in investing activities was $13.5 million for the three months ended March 31, 2021, as compared to $211.8 million for the three months ended March 31, 2020. The decrease in cash used in investing activities was primarily due to the use of cash in the WLH acquisition in the prior year period. This was partially offset by an increase in cash used in the current year for investments in unconsolidated entities.

Financing Cash Flow Activities
Net cash provided by financing activities was $17.2 million for the three months ended March 31, 2021 compared to $322.6 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we borrowed $485.0 million on our Revolving Credit Facility as a precautionary measure as a result of COVID-19. During the three months ended March 31, 2021, we did not borrow on our Revolving Credit Facility.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facility, see Note 9 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of March 31, 2021

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

For the quarter ended, March 31, 2021, total cash invested in unconsolidated joint ventures was $13.1 million.

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At March 31, 2021 and December 31, 2020, the aggregate purchase price of these contracts was $657.5 million and $760.4 million, respectively.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2021, approximately 94% of our debt was fixed rate and 6% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of March 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility. We had $747.6 million of additional availability for borrowings including $147.6 million of additional availability for letters of credit under our Revolving Credit Facility as of March 31, 2021 (giving effect to $52.4 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 9, Debt to the Condensed Consolidated Financial Statements included in this quarterly report, at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2021. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2021	2022	2023	2024	2025	Thereafter	Total
Fixed Rate Debt	$148.4	$93.7	$442.5	$367.5	$9.7	$1,780.6	$2,842.4	$3,040.3
Weighted average interest rate(1)	3.1%	3.1%	5.2%	5.6%	3.1%	5.7%	5.4%
Variable Rate Debt(2)	$180.8	$—	$—	$—	$—	$—	$180.8	$180.8
Weighted average interest rate	2.0%	—	—	—	—	—	2.0%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2021, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.8 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 15 - Commitments and Contingencies under “Legal Proceedings” in the Notes to the Consolidated Financial statements included in this annual report.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report. These risk factors may materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Annual Report and the other information set forth elsewhere in this quarterly report. You should be aware that these risk factors and other information may not describe every risk facing our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended March 31, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1 to January 31, 2021	721,893	$25.04	721,893	$78,594
February 1 to February 28, 2021	173,877	$26.43	173,877	$73,998
March 1 to March 31, 2021	551,539	$28.55	551,539	$58,250
Total	1,447,309		1,447,309

On December 8, 2020, we announced that our Board of Directors had authorized a renewal of the Company's stock repurchase program. The stock repurchase program approved by the Board of Directors permits the repurchase of up to $100 million of the Company's Common Stock until December 31, 2021. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions until December 31, 2021.

Any stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

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

3.1	Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.3	Amendment to the Amended and Restated By-laws. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL (and contained in Exhibit 101).
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	April 29, 2021
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)