Form 10-Q
period 2021-06-30
Taylor Morrison Home Corp
filed 2021-07-29
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2021
Common stock, $0.00001 par value	125,289,090

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$366,267	$532,843
Restricted cash	1,854	1,266
Total cash, cash equivalents, and restricted cash	368,121	534,109
Owned inventory	5,692,753	5,209,653
Consolidated real estate not owned	63,717	122,773
Total real estate inventory	5,756,470	5,332,426
Land deposits	126,015	125,625
Mortgage loans held for sale	277,017	201,177
Derivative assets	3,687	5,294
Lease right of use assets	68,490	73,222
Prepaid expenses and other assets, net	278,806	242,744
Other receivables, net	100,969	96,241
Investments in unconsolidated entities	130,044	127,955
Deferred tax assets, net	238,078	238,078
Property and equipment, net	127,869	97,927
Goodwill	663,197	663,197
Total assets	$8,138,763	$7,737,995
Liabilities
Accounts payable	$269,924	$215,047
Accrued expenses and other liabilities	435,466	430,067
Lease liabilities	78,814	83,240
Income taxes payable	18,677	12,841
Customer deposits	481,312	311,257
Estimated development liability	39,356	40,625
Senior notes, net	2,452,344	2,452,365
Loans payable and other borrowings	415,074	348,741
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	215,230	127,289
Liabilities attributable to consolidated real estate not owned	63,717	122,773
Total liabilities	$4,469,914	$4,144,245
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ Equity
Total stockholders’ equity	3,668,849	3,593,750
Total liabilities and stockholders’ equity	$8,138,763	$7,737,995

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Home closings revenue, net	$1,644,380	$1,470,994	$3,007,809	$2,735,634
Land closings revenue	32,057	10,546	36,946	33,485
Financial services revenue	37,392	40,297	81,457	68,336
Amenity and other revenue	5,451	4,848	10,880	34,929
Total revenue	1,719,280	1,526,685	3,137,092	2,872,384
Cost of home closings	1,331,041	1,244,224	2,441,283	2,314,727
Cost of land closings	28,138	10,287	32,165	37,419
Financial services expenses	25,935	22,796	49,934	43,443
Amenity and other expenses	5,463	5,200	10,566	34,861
Total cost of revenue	1,390,577	1,282,507	2,533,948	2,430,450
Gross margin	328,703	244,178	603,144	441,934
Sales, commissions and other marketing costs	97,560	94,038	183,512	180,365
General and administrative expenses	69,997	51,112	131,550	101,638
Equity in income of unconsolidated entities	(2,126)	(3,495)	(7,787)	(5,921)
Interest expense/(income), net	3	(337)	(116)	(897)
Other expense/(income), net	45	(696)	1,020	5,595
Transaction expenses	—	18,712	—	105,086
Income before income taxes	163,224	84,844	294,965	56,068
Income tax provision	38,469	17,622	67,767	18,403
Net income before allocation to non-controlling interests	124,755	67,222	227,198	37,665
Net income attributable to non-controlling interests	(608)	(1,548)	(5,030)	(3,423)
Net income available to Taylor Morrison Home Corporation	$124,147	$65,674	$222,168	$34,242
Earnings per common share
Basic	$0.97	$0.51	$1.73	$0.27
Diluted	$0.95	$0.50	$1.70	$0.27
Weighted average number of shares of common stock:
Basic	128,440	129,629	128,661	125,768
Diluted	130,259	130,364	130,766	126,726

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

.TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before non-controlling interests, net of tax	$124,755	$67,222	$227,198	$37,665
Post-retirement benefits adjustments, net of tax	—	—	—	(13)
Comprehensive income	124,755	67,222	227,198	37,652
Comprehensive income attributable to non-controlling interests	(608)	(1,548)	(5,030)	(3,423)
Comprehensive income available to Taylor Morrison Home Corporation	$124,147	$65,674	$222,168	$34,229

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance – March 31, 2021	128,736,493	$1	$2,934,111	27,332,065	$(485,274)	$1,123,810	$(1,166)	$84,082	$3,655,564
Net income	—	—	—	—	—	124,147	—	608	124,755
Exercise of stock options	281,951	—	6,113	—	—	—	—	—	6,113
Issuance of restricted stock units, net of shares withheld for tax(1)	22,796	—	(193)	—	—	—	—	—	(193)
Warrant exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(3,809,428)	—	—	3,809,428	(106,754)	—	—	—	(106,754)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	4,654	—	—	—	—	—	4,654
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(16,883)	(16,883)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1,596	1,596
Balance – June 30, 2021	125,910,318	$1	$2,977,269	32,167,192	$(624,615)	$1,247,957	$(1,166)	$69,403	$3,668,849
(1) Dollar amount represents the value of shares withheld for taxes.

For the three months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – March 31, 2020	129,594,663	$1	$2,970,812	25,379,911	$(433,687)	$750,919	$871	$134,125	$3,423,041
Net (loss)/ income	—	—	—	—	—	65,674	—	1,548	67,222
Exercise of stock options	52,373	—	823	—	—	—	—	—	823
Issuance of restricted stock units, net of shares withheld for tax(1)	31,715	—	(177)	—	—	—	—	—	(177)
Issuance of equity in connection with business combinations	—	—	(60,742)	—	—	—	—	—	(60,742)
Stock compensation expense	—	—	4,986	—	—	—	—	—	4,986
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(30,408)	(30,408)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	19,995	19,995
Balance – June 30, 2020	129,678,751	$1	$2,915,702	25,379,911	$(433,687)	$816,593	$871	$125,260	$3,424,740
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	222,168	—	5,030	227,198
Exercise of stock options	631,626	—	12,434	—	—	—	—	—	12,434
Issuance of restricted stock units, net of shares withheld for tax(1)	380,009	—	(4,857)	—	—	—	—	—	(4,857)
Warrant exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(5,256,737)	—		5,256,737	(145,172)	—	—	—	(145,172)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	10,335	—	—	—	—	—	10,335
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(24,844)	(24,844)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	8	8
Balance – June 30, 2021	125,910,318	$1	$2,977,269	32,167,192	$(624,615)	$1,247,957	$(1,166)	$69,403	$3,668,849
(1) Dollar amount represents the value of shares withheld for taxes

For the six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net income	—	—	—	—	—	34,243	—	3,423	37,666
Other comprehensive income	—		—			—	(13)	—	(13)
Exercise of stock options	302,522	—	5,371	—	—	—	—	—	5,371
Issuance of restricted stock units, net of shares withheld for tax(1)	634,133	—	(7,252)	—	—	—	—	—	(7,252)
Issuance of equity in connection with business combinations	28,327,290	—	789,179	—	—	—	—	—	789,179
Repurchase of common stock	(5,436,479)	—		5,436,479	(90,163)	—	—	—	(90,163)
Stock compensation expense	—	—	16,882	—	—	—	—	—	16,882
Stock compensation expense related to WLH acquisition	—	—	5,106	—	—	—	—	—	5,106
WLH equity award accelerations due to change in control	—	—	8,421	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(23,673)	(23,673)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	137,504	137,504
Balance – June 30, 2020	129,678,751	$1	$2,915,702	25,379,911	$(433,687)	$816,593	$871	$125,260	$3,424,740
(1) Dollar amount represents the value of shares withheld for taxes

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$227,198	$37,665
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(7,787)	(5,921)
Stock compensation expense	10,335	21,988
Distributions of earnings from unconsolidated entities	7,210	6,209
Depreciation and amortization	19,798	17,617
Operating lease expense	7,958	8,591
Debt issuance costs/(premium) amortization	236	(1,631)
Land held for sale write-downs	—	4,347
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(483,490)	165,354
Mortgages held for sale, prepaid expenses and other assets	(149,748)	(5,926)
Customer deposits	170,055	26,943
Accounts payable, accrued expenses and other liabilities	94,805	28,934
Income taxes payable	5,836	19,034
Net cash (used in)/provided by operating activities	(97,594)	323,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,523)	(17,051)
Payments for business acquisitions, net of cash acquired	—	(279,193)
Distributions of capital from unconsolidated entities	13,132	22,046
Investments of capital into unconsolidated entities	(14,643)	(4,590)
Net cash used in investing activities	(22,034)	(278,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	72,295	48,234
Repayments of loans payable and other borrowings	(44,231)	(60,937)
Borrowings on revolving credit facility	—	695,000
Repayments on revolving credit facility	—	(210,000)
Borrowings on mortgage warehouse	1,499,258	1,061,089
Repayments on mortgage warehouse	(1,411,317)	(1,079,481)
Repayments on senior notes	—	(50,000)
Payment of deferred financing costs	—	(3)
Proceeds from stock option exercises	12,434	5,371
Payment of principle portion of finance lease	(1,325)	(1,325)
Repurchase of common stock, net	(145,172)	(90,163)
Payment of taxes related to net share settlement of equity awards	(5,483)	(7,252)
Changes and distributions to non-controlling interests of consolidated joint ventures, net	(22,819)	(6,618)
Net cash (used in)/provided by financing activities	(46,360)	303,915
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(165,988)	$348,331
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	534,109	328,572
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$368,121	$676,903
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments/(refund), net	$(61,404)	$520
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$121,380	$117,345
Change in inventory not owned	$(59,056)	$(33,456)
Issuance of common stock in connection with business acquisition	$—	$798,863
Net non-cash (distributions)/contributions from non-controlling interests	$(2,025)	$6,376
Non-cash portion of loss on debt extinguishment	$—	$1,723
Common stock surrendered in connection with warrant exercises	$32,587	$—
Common stock issued in connection with warrant exercises	$(32,584)	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and 50 plus lifestyle (formerly referred to as active adult). Our homebuilding segments operate under our Taylor Morrison, Darling Homes, and Esplanade brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments generally offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. Build-to-Rent serves as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, LLC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

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
We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests” on the Condensed Consolidated Statements of Operations.

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

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. We did not perform an impairment test during the second quarter of 2021 as indicators of impairment were not present as of June 30, 2021.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2021 and 2020, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2021 and December 31, 2020, we had one inactive project in our East region with a carrying value of $13.5 million.

We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance purchase agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit typically equal to 15% to 25% of the total purchase price. We are not legally obligated to purchase the balance of the lots but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings.

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

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Equity in income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when distributions are received. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a third party. These joint ventures are recorded in Investments in unconsolidated entities on the Consolidated Balance Sheets.

We evaluate our investments in unconsolidated entities for indicators of impairment at least semi-annually, or whenever indicators of impairment are present. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the carrying amount of our investment over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and six months ended June 30, 2021 and 2020.

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

	For the three months ended June 30,	For the six months ended June 30,
(Dollars in thousands except per share data)	2020 (Pro forma)	2020 (Pro forma)
Total revenue	$1,526,685	$2,959,482

Net income before allocation to non-controlling interests	$80,396	$79,130
Net income attributable to non-controlling interests	(1,548)	(2,536)
Net income available to TMHC	$78,848	$76,594

Weighted average shares - Basic	129,964	154,431
Weighted average shares - Diluted	130,700	155,389

Earnings per share - Basic	$0.61	$0.50
Earnings per share - Diluted	$0.60	$0.49

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income available to TMHC	$124,147	$65,674	$222,168	$34,242
Denominator:
Weighted average shares – basic	128,440	129,629	128,661	125,768
Restricted stock units	801	585	892	721
Stock Options	824	150	834	237
Warrants	194	—	379	—
Weighted average shares – diluted	130,259	130,364	130,766	126,726
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$0.97	$0.51	$1.73	$0.27
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$0.95	$0.50	$1.70	$0.27

The above calculations of weighted average shares exclude 1,133,597 and 982,940 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three and six months ended June 30, 2021, respectively, and 4,225,888 and 3,530,837 for the three and six months ended June 30, 2020, respectively.
5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Real estate developed and under development	$4,011,925	$3,862,785
Real estate held for development or held for sale (1)	114,807	110,954
Operating communities (2)	1,385,501	1,072,134
Capitalized interest	180,520	163,780
Total owned inventory	5,692,753	5,209,653
Consolidated real estate not owned	63,717	122,773
Total real estate inventory	$5,756,470	$5,332,426
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active inventory.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2021		December 31, 2020
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	5,252	$232,473	7,032	$239,554
Partially developed	21,749	1,322,628	19,495	1,215,419
Finished	22,417	2,444,805	21,396	2,388,177
Long-term strategic assets	158	13,462	158	13,462
Total homebuilding owned lots	49,576	4,013,368	48,081	3,856,612
Commercial assets	5,298	113,364	5,298	117,126
Total owned lots	54,874	$4,126,732	53,379	$3,973,738

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as Land deposits until the associated property is purchased.

As of June 30, 2021 and December 31, 2020, we had the right to purchase 9,353 and 7,449 lots under land option purchase contracts, respectively, for an aggregate purchase price of $596.7 million and $485.4 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against us. As of June 30, 2021 and December 31, 2020, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $90.6 million and $65.3 million, respectively.

We also have various land banking arrangements. As of June 30, 2021 and December 31, 2020, we had the right to purchase 1,251 lots and 2,426 lots under such land agreements for an aggregate purchase price of $112.7 million and $275.0 million, respectively. We are not legally obligated to purchase the balance of the lots. As of June 30, 2021 and December 31, 2020, our exposure to loss related to deposits on land banking arrangements totaled $26.6 million and $60.3 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest capitalized - beginning of period	$174,174	$128,870	$163,780	$115,593
Interest incurred	40,416	43,237	78,135	80,812
Interest amortized to cost of home closings	(34,070)	(28,667)	(61,395)	(52,965)
Interest capitalized - end of period	$180,520	$143,440	$180,520	$143,440

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
Assets:
Real estate inventory	$323,093	$342,451
Other assets	124,756	133,903
Total assets	$447,849	$476,354
Liabilities and owners’ equity:
Debt	$165,384	$183,911
Other liabilities	15,457	21,215
Total liabilities	180,841	205,126
Owners’ equity:
TMHC	130,044	127,955
Others	136,964	143,273
Total owners’ equity	267,008	271,228
Total liabilities and owners’ equity	$447,849	$476,354

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$29,745	$46,172	$79,626	$95,144
Costs and expenses	(22,901)	(36,353)	(57,059)	(77,847)
Income of unconsolidated entities	$6,844	$9,819	$22,567	$17,297
TMHC’s share in income of unconsolidated entities	$2,126	$3,495	$7,788	$5,921
Distributions to TMHC from unconsolidated entities	$9,729	$20,053	$20,342	$28,255

Consolidated Entities
We have a total of 19 joint ventures as of June 30, 2021 for the purpose of land development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. Based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and these entities were consolidated as of June 30, 2021.

As of June 30, 2021, the assets of the consolidated joint ventures totaled $311.6 million, of which $13.4 million was cash and cash equivalents and $222.6 million was owned inventory. As of December 31, 2020, the assets of the consolidated joint ventures totaled $389.2 million, of which $25.8 million was cash and cash equivalents and $320.4 million was owned inventory. The liabilities of the consolidated joint ventures totaled $160.9 million and $216.4 million as of June 30, 2021 and December 31, 2020, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Real estate development costs to complete	$47,919	$38,935
Compensation and employee benefits	118,636	113,896
Self-insurance and warranty reserves	116,121	118,116
Interest payable	46,240	45,917
Property and sales taxes payable	28,001	28,523
Other accruals	78,549	84,680
Total accrued expenses and other liabilities	$435,466	$430,067

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reserve - beginning of period	$116,406	$121,964	$118,116	$120,048
Net additions to reserves due to WLH acquisition	—	—	—	9,130
Other additions to reserves	18,394	17,005	30,784	26,743
Cost of claims incurred	(19,067)	(23,277)	(34,931)	(42,264)
Changes in estimates to pre-existing reserves	388	1,770	2,152	3,805
Reserve - end of period	$116,121	$117,462	$116,121	$117,462

8. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2021			December 31, 2020
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value
5.875% Senior Notes due 2023	$350,000	$(1,016)	$348,984	$350,000	$(1,300)	$348,700
5.625% Senior Notes due 2024	350,000	(1,435)	348,565	350,000	(1,705)	348,295
5.875% Senior Notes due 2027	500,000	(4,635)	495,365	500,000	(5,026)	494,974
6.625% Senior Notes due 2027(1)	300,000	19,317	319,317	300,000	20,915	320,915
5.75% Senior Notes due 2028	450,000	(4,130)	445,870	450,000	(4,445)	445,555
5.125% Senior Notes due 2030	500,000	(5,757)	494,243	500,000	(6,074)	493,926
Senior Notes subtotal	$2,450,000	$2,344	$2,452,344	$2,450,000	$2,365	$2,452,365
Loans payable and other borrowings	415,074	—	415,074	348,741	—	348,741
Revolving Credit Facility	—	—	—	—	—	—
Mortgage warehouse borrowings	215,230	—	215,230	127,289	—	127,289
Total debt	$3,080,304	$2,344	$3,082,648	$2,926,030	$2,365	$2,928,395
(1) Consists of the remaining $9.6 million of 2027 6.625% WLH notes and $290.4 million 2027 6.625% TM Communities Notes issued by TM Communities in connection with the exchange offer as described below. Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting estimates.

Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our Senior Notes (except for the remaining 2027 6.625% WLH Notes, as described below) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the Senior Notes have financial maintenance covenants. As of June 30, 2021, we were in compliance with all of the covenants under the Senior Notes.

5.875% Senior Notes due 2023
On April 16, 2015, Taylor Morrison Communities, Inc (“TM Communities”) issued $350.0 million aggregate principal amount of 5.875% Senior Notes due 2023 (the “2023 5.875% Senior Notes”), which mature on April 15, 2023. The 2023 5.875% Senior Notes are guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”). We are required to offer to repurchase the 2023 5.875% Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events where there is a credit rating downgrade that occurs in connection with the change of control.

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

In addition, at any time prior to July 15, 2022, we may, at our option, on one or more occasions, redeem the 2027 6.625% Senior Notes (including any additional notes that may be issued in the future under the 2027 6.625% Senior Notes Indenture) in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2027 6.625% Senior Notes at a redemption price (expressed as a percentage of principal amount) of 106.625%, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with an amount equal to the net cash proceeds from one or more equity offerings.

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

5.125% Senior Notes due 2030 and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes

In July 2020, $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 6.00% Senior Notes”) and $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) were partially redeemed using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). In September 2020, we redeemed the remaining $83.1 million and $103.8 million of 2023 6.00% Senior Notes and 2025 Senior Notes, respectively, using cash on hand. For the 2023 6.00% Senior Notes, the redemption price was equal to 100.0% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to but excluding the redemption date. For the 2025 Senior Notes, the redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to but excluding the redemption date. As a result of the early redemption of the 2023 6.00% Senior Notes and 2025 Senior Notes, we recorded a total net loss on extinguishment of debt of approximately $10.2 million in Loss on extinguishment of debt, net, in the Consolidated Statement of Operations for the year ended December 31, 2020.

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

Revolving Credit Facility
Our $800.0 million Revolving Credit Facility matures on February 6, 2024 and is guaranteed by the Guarantors.

As of June 30, 2021 and December 31, 2020, we had $1.3 million and $1.6 million, respectively, of unamortized debt issuance costs relating to our Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, we had $45.5 million and $64.3 million, respectively, of utilized letters of credit, resulting in $754.5 million and $735.7 million, respectively, of availability under the Revolving Credit Facility.
The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.2 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of June 30, 2021, we were in compliance with all of the covenants under the Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$8,737	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	55,050	75,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	97,176	125,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	54,267	100,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$215,230	$310,000

	As of December 31, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (2)
Warehouse A	$40,958	$55,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	19,457	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	43,148	75,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	23,726	80,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$127,289	$295,000
(1) Subject to certain interest rate floors.
(2) The mortgage warehouse borrowings outstanding as of June 30, 2021 and December 31, 2020 were collateralized by $277.0 million and $201.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $1.8 million and $1.3 million, respectively, of cash which is restricted cash on our balance sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2021 and December 31, 2020 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of June 30, 2021 and December 31, 2020.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2021, when compared to December 31, 2020.

The carrying value and fair value of our financial instruments are as follows:

		June 30, 2021		December 31, 2020
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$277,017	$277,017	$201,177	$201,177
IRLCs	3	3,687	3,687	5,294	5,294
MBSs	2	(11)	(11)	(1,847)	(1,847)
Mortgage warehouse borrowings	2	215,230	215,230	127,289	127,289
Loans payable and other borrowings	2	415,074	415,074	348,741	348,741
5.875% Senior Notes due 2023 (1)	2	348,984	373,660	348,700	371,000
5.625% Senior Notes due 2024 (1)	2	348,565	379,295	348,295	375,830
5.875% Senior Notes due 2027 (1)	2	495,365	565,650	494,974	566,650
6.625% Senior Notes due 2027 (1)	2	319,317	321,000	320,915	324,240
5.75% Senior Notes due 2028(1)	2	445,870	508,050	445,555	509,625
5.125% Senior Notes due 2030(1)	2	494,243	540,650	493,926	560,000
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

As of June 30, 2021, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

10. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2021 was 23.6% and 23.0%, respectively, compared to 20.8% and 32.8% for the same periods in 2020, respectively. For the three months ended June 30, 2021 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to homebuilding activities. The effective tax rate for the six months ended June 30, 2020 was driven primarily by expenses related to the acquisition of WLH which are not deductible for tax purposes.

At both June 30, 2021 and December 31, 2020, cumulative gross unrecognized tax benefits were $5.8 million. If the unrecognized tax benefits as of June 30, 2021 were to be recognized, approximately $4.6 million would affect the effective tax rate. We had $0.6 million and $0.5 million of gross interest and penalties related to unrecognized tax positions accrued as of June 30, 2021 and December 31, 2020, respectively.

11. STOCKHOLDERS’ EQUITY
Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Warrants

In connection with our acquisition of WLH, we issued 1,704,205 warrants to purchase shares of TMHC Common Stock at an exercise price of $19.12 per share. These warrants were exercised on April 30, 2021 through the settlement of approximately 1.0 million surrendered shares. The exercise was recognized in accordance with ASC 718, Compensation - Stock Compensation, and has been reflected in Additional paid in capital and Treasury Stock on our Condensed Consolidated Statements of Stockholders' Equity. As of June 30, 2021, there were no outstanding warrants to purchase shares of our common stock.

Stock Repurchase Program

On June 1, 2021, our Board of Directors authorized a renewal of our stock repurchase program which permits the repurchase of up to $250.0 million of the Company's Common Stock until December 31, 2022. Repurchases of our Common Stock under the program occur from time to time through open market purchases, privately negotiated transactions or other transactions. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including prevailing market conditions, our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Amount available for repurchase — beginning of period(1)	$48,413	$9,837	$86,831	$—
Additional amount authorized for repurchase	250,000	—	250,000	100,000
Amount repurchased at cost	(106,754)	—	(145,172)	(90,163)
Amount available for repurchase — end of period	$191,659	9,837	$191,659	$9,837
(1) Represents the amount available for repurchase as of January 1 for the years provided, adjusted for previously expired share repurchase authorizations.

The number of shares repurchased at cost under the share repurchase program were 3,809,428 and 5,256,737 during the three and six months ended June 30, 2021, respectively. We repurchased zero and 5,436,479 shares during the three and six months ended June 30, 2020, respectively.

12. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of RSU's, stock options, and other equity-based awards deliverable in shares of our Common Stock. As of June 30, 2021, we had an aggregate of 5,328,802 shares of Common Stock available for future grants under the Plan.

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

The following table provides the outstanding balance of time-based and performance based RSU's and stock options as of June 30, 2021:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at June 30, 2021	1,738,878	$24.13	3,754,049	$21.47

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units (1)	$3,615	$3,989	$8,362	$11,708
Stock options	1,039	997	1,973	5,174
Total stock compensation	$4,654	$4,986	$10,335	$16,882
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.

At June 30, 2021 and December 31, 2020, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $35.9 million and $23.8 million, respectively.

13. REPORTING SEGMENTS
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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended June 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$581,362	$385,839	$714,439	$37,392	$248	$1,719,280

Gross margin	122,241	68,606	126,593	11,457	(194)	328,703
Selling, general and administrative expenses	(46,365)	(32,342)	(47,203)	—	(41,647)	(167,557)
Equity in (loss)/income of unconsolidated entities	—	(6)	4	2,128	—	2,126
Interest and other income/(expense), net	49	(518)	(1,311)	—	1,732	(48)
Income/(loss) before income taxes	$75,925	$35,740	$78,083	$13,585	$(40,109)	$163,224
(1) Includes the activity from our Build-To-Rent and Urban Form operations.

	Three Months Ended June 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$474,623	$480,865	$530,789	$40,297	$111	$1,526,685

Gross margin	78,736	83,614	65,199	17,501	(872)	244,178
Selling, general and administrative expenses	(40,460)	(35,968)	(40,962)	—	(27,760)	(145,150)
Equity in (loss)/income of unconsolidated entities	—	(42)	240	3,297	—	3,495
Interest and other expense, net (2)	(129)	(1,619)	(6,026)	(6,038)	(3,867)	(17,679)
Income/(loss) before income taxes	$38,147	$45,985	$18,451	$14,760	$(32,499)	$84,844
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Six Months Ended June 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,034,723	$708,452	$1,312,169	$81,457	$291	$3,137,092

Gross margin	207,308	133,784	231,031	31,523	(502)	603,144
Selling, general and administrative expenses	(84,964)	(60,900)	(88,755)	—	(80,443)	(315,062)
Equity in (loss)/income of unconsolidated entities	—	(70)	1,996	5,871	(10)	7,787
Interest and other income/(expense), net	91	(891)	(1,420)	—	1,316	(904)
Income/(loss) before income taxes	$122,435	$71,923	$142,852	$37,394	$(79,639)	$294,965
(1) Includes the activity from our Build-To-Rent and Urban Form operations.

	Six Months Ended June 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$898,014	$854,204	$1,027,112	$68,336	$24,718	$2,872,384

Gross margin	136,756	147,371	133,789	24,893	(875)	441,934
Selling, general and administrative expenses	(76,798)	(68,224)	(75,812)	—	(61,169)	(282,003)
Equity in (loss)/income of unconsolidated entities	—	(161)	574	5,527	(19)	5,921
Interest and other expense, net (2)	(113)	(3,871)	(13,290)	(7,438)	(85,072)	(109,784)
Income/(loss) before income taxes	$59,845	$75,115	$45,261	$22,982	$(147,135)	$56,068
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	As of June 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,811,744	$1,296,563	$2,774,178	$—	$—	$5,882,485
Investments in unconsolidated entities	—	65,563	60,204	4,277	—	130,044
Other assets	164,246	208,555	577,658	362,006	813,769	2,126,234
Total assets	$1,975,990	$1,570,681	$3,412,040	$366,283	$813,769	$8,138,763

(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2020
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Real estate inventory and land deposits	$1,712,852	$1,176,604	$2,568,595	$—	$—	$5,458,051
Investments in unconsolidated entities	—	58,052	65,395	4,498	10	127,955
Other assets	170,382	192,981	578,231	284,265	926,130	2,151,989
Total assets	$1,883,234	$1,427,637	$3,212,221	$288,763	$926,140	$7,737,995
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

14. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.0 billion at each of June 30, 2021 and December 31, 2020. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2021 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2021 and December 31, 2020, the aggregate purchase price of these contracts was $709.4 million and $760.4 million, respectively.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment safety practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2021 and December 31, 2020, our legal accruals were $17.6 million and $23.5 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $78.8 million and $83.2 million as of June 30, 2021 and December 31, 2020, respectively. We recorded lease expense of approximately $4.0 million and $8.0 million for the three and six months ended June 30, 2021, and $4.8 million and $8.6 million for the three and six months ended June 30, 2020, respectively, within general and administrative expenses on our Condensed Consolidated Statement of Operations.

15. MORTGAGE HEDGING ACTIVITIES

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	June 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$3,687	$255,477	$5,294	$260,954
MBSs	(11)	309,750	(1,847)	376,000
Total	$3,676		$3,447

Total commitments to originate loans approximated $280.2 million and $290.3 million as of June 30, 2021 and December 31, 2020, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans, that have been locked and approved by underwriting.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including entry-level, move-up, and 50 plus lifestyle (formerly referred to as active adult) buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes, and Esplanade brand names. We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. We have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of June 30, 2021 is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

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

As of June 30, 2021, we employed approximately 2,900 full-time equivalent persons. Of these, approximately 2,450 were engaged in corporate and homebuilding operations, and the remaining approximately 450 were engaged in financial services.

Factors Affecting Comparability of Results

For the three and six months ended June 30, 2020, we recognized various costs relating to the acquisition of William Lyon Homes, Inc. (“WLH”). Such costs for the three months ended June 30, 2020 include $18.7 million of transaction expenses, which have been included in Transaction expenses on our Condensed Consolidated Statement of Operations, and $32.1 million of purchase accounting related adjustments which have been recognized in Cost of home closings on our Condensed Consolidated Statement of Operations. For the six months ended June 30, 2020, those costs were $105.1 million of transaction expenses and $60.5 million of purchase accounting adjustments. We did not incur such costs for the three or six months ended June 30, 2021.

Second Quarter 2021 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated) :
•Monthly absorptions increased 23 percent to 3.4 net sales orders per community.
•Home closings gross margin increased 370 basis points to 19.1 percent.
•Backlog increased 50 percent to 10,228 sold homes with a sales value of $5.7 billion, up 78 percent.
•Homebuilding lot supply increased 13 percent to approximately 76,000 total lots owned and controlled.
•Controlled lots as a percentage of total supply increased approximately 700 basis points to 35 percent.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Statements of Operations Data:
Home closings revenue, net	$1,644,380	$1,470,994	$3,007,809	$2,735,634
Land closings revenue	32,057	10,546	36,946	33,485
Financial services revenue	37,392	40,297	81,457	68,336
Amenity and other revenue	5,451	4,848	10,880	34,929
Total revenue	1,719,280	1,526,685	3,137,092	2,872,384
Cost of home closings	1,331,041	1,244,224	2,441,283	2,314,727
Cost of land closings	28,138	10,287	32,165	37,419
Financial services expenses	25,935	22,796	49,934	43,443
Amenity and other expenses	5,463	5,200	10,566	34,861
Gross margin	328,703	244,178	603,144	441,934
Sales, commissions and other marketing costs	97,560	94,038	183,512	180,365
General and administrative expenses	69,997	51,112	131,550	101,638
Equity in income of unconsolidated entities	(2,126)	(3,495)	(7,787)	(5,921)
Interest expense/(income), net	3	(337)	(116)	(897)
Other expense/(income), net	45	(696)	1,020	5,595
Transaction expenses	—	18,712	—	105,086
Income before income taxes	163,224	84,844	294,965	56,068
Income tax provision	38,469	17,622	67,767	18,403
Net income before allocation to non-controlling interests	124,755	67,222	227,198	37,665
Net income attributable to non-controlling interests — joint ventures	(608)	(1,548)	(5,030)	(3,423)
Net income available to Taylor Morrison Home Corporation	$124,147	$65,674	$222,168	$34,242
Home closings gross margin	19.1%	15.4%	18.8%	15.4%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.9%	6.4%	6.1%	6.6%
General and administrative expenses as a percentage of home closings revenue, net	4.3%	3.5%	4.4%	3.7%

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

Adjusted income before income taxes (and related margin) is a non-GAAP financial measure that reflects our income before income taxes excluding the impact of purchase accounting adjustments related to the acquisition of William Lyon Homes (“WLH”) and transaction expenses. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, purchase accounting adjustments relating to the acquisition of WLH and transaction expenses. Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income available to the Company excluding the impact of purchase accounting adjustments relating to the acquisition of WLH and, transaction expenses and the tax impact due to such items. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance costs/premiums and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding purchase accounting adjustments relating to the acquisition of WLH.

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

Adjusted Net Income and Adjusted Earnings Per Share
	Three Months Ended June 30,
($ in thousands, except per share data)	2021	2020
Net income available to TMHC	$124,147	$65,674
William Lyon Homes related purchase accounting adjustments	—	32,138
Transaction expenses	—	18,712
Tax impact due to above non-GAAP reconciling items	—	(12,709)
Adjusted net income	$124,147	$103,815

Basic weighted average shares	128,440	129,629
Adjusted earnings per common share - Basic	$0.97	$0.80

Diluted weighted average shares	130,259	130,364
Adjusted earnings per common share - Diluted	$0.95	$0.80

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended June 30,
($ in thousands)	2021	2020
Income before income taxes	$163,224	$84,844
William Lyon Homes related purchase accounting adjustments	—	32,138
Transaction expenses	—	18,712
Adjusted income before income taxes	$163,224	$135,694

Total revenues	$1,719,280	$1,526,685

Income before income taxes margin	9.5%	5.6%
Adjusted income before income taxes margin	9.5%	8.9%

Adjusted Home Closings Gross Margin
	Three Months Ended June 30,
($ in thousands)	2021	2020
Home closings revenue	$1,644,380	$1,470,994
Cost of home closings	1,331,041	1,244,224
Home closings gross margin	$313,339	$226,770
William Lyon Homes homebuilding related purchase accounting adjustments	—	32,138
Adjusted home closings gross margin	$313,339	$258,908
Home closings gross margin as a percentage of home closings revenue	19.1%	15.4%
Adjusted home closings gross margin as a percentage of home closings revenue	19.1%	17.6%

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Net income before allocation to non-controlling interests	$124,755	$67,222
Interest expense/(income), net	3	(337)
Amortization of capitalized interest	34,070	28,667
Income tax provision	38,469	17,622
Depreciation and amortization	2,193	1,467
EBITDA	$199,490	$114,641
Non-cash compensation expense	4,654	4,986
William Lyon Homes related purchase accounting adjustments	—	32,138
Transaction expenses	—	18,712
Adjusted EBITDA	$204,144	$170,477

Total revenues	$1,719,280	$1,526,685
EBITDA as a percentage of total revenues	11.6%	7.5%
Adjusted EBITDA as a percentage of total revenues	11.9%	11.2%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
($ in thousands)	As of June 30, 2021	As of March 31, 2021
Total debt	$3,082,648	$3,025,587
Less unamortized debt issuance premiums, net	2,344	2,354
Less mortgage warehouse borrowings	215,230	180,833
Total homebuilding debt	$2,865,074	$2,842,400
Less cash and cash equivalents	366,267	392,500
Net homebuilding debt	$2,498,807	$2,449,900
Total equity	3,668,849	3,655,564
Total capitalization	$6,167,656	$6,105,464

Net homebuilding debt to capitalization ratio	40.5%	40.1%

Three And Six Months Ended June 30, 2021 Compared to Three And Six Months Ended June 30, 2020
The results for the three and six months ended June 30, 2021 and 2020 were impacted by various macro economic conditions. The first six months of the prior year was negatively impacted with the onset of COVID-19. For a limited period of time during 2020, we experienced an increase in our cancellation rate and a decrease in our net sales orders, among other changes. During the second half of 2020, demand for housing increased at a nationwide level. Interest rates declined, offering greater affordability and for various reasons, more affordable markets saw a significant increase in demand from out-of-state customers. As of June 30, 2021, interest rates continue to remain low and the demand for new housing remains high as re-sale inventory is low. In addition, we continue to experience supply chain disruptions, labor shortages, and increasing costs related to materials, specifically lumber. While we believe our pricing strategies will offset increases in cost, the supply chain delays and labor shortages have extended our cycle times. We have also intentionally limited our sales releases and delayed the release of speculative homes. Despite these conditions, we experienced a strong sales pace of 3.4 for the second quarter and 3.9 for the first half of 2021, a 21% and 34% increase from the same periods in the prior year, respectively. Our total average active selling communities have decreased compared to the same periods in the prior year as a result of such demand. The average sales price for net sales orders, backlog, and homes closed during the three and six months ended June 30, 2021 all increased compared to the three and six months ended June 30, 2020. Additional information for each metric is provided below.

Average Active Selling Communities

	Three Months Ended June 30,
	2021	2020	Change
East	126	153	(17.6)%
Central	101	132	(23.5)
West	105	126	(16.7)
Total	332	411	(19.2)%

	Six Months Ended June 30,
	2021	2020	Change
East	127	148	(14.2)%
Central	102	133	(23.3)
West	106	112	(5.4)
Total	335	393	(14.8)%

Average active selling communities for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 decreased by 19.2% and 14.8%, respectively. The decrease is primarily attributable to early community close outs. The close outs were the result of our strong sales environment for the last twelve months causing active selling communities to sell out ahead of schedule. Average community count is expected to increase by the end of 2022 and continuing on into 2023 as land we currently control becomes owned and transitions into active selling communities.
Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	1,302	1,176	10.7%	$713,398	$484,701	47.2%	$548	$412	33.0%
Central	850	1,003	(15.3)	500,976	437,568	14.5	589	436	35.1
West	1,270	1,274	(0.3)	828,731	643,156	28.9	653	505	29.3
Total	3,422	3,453	(0.9)%	$2,043,105	$1,565,425	30.5%	$597	$453	31.8%

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	3,079	2,537	21.4%	$1,591,982	$1,046,245	52.2%	$517	$412	25.5%
Central	1,922	1,909	0.7	1,084,457	861,631	25.9	564	451	25.1
West	2,913	2,473	17.8	1,839,497	1,275,399	44.2	631	516	22.3
Total	7,914	6,919	14.4%	$4,515,936	$3,183,275	41.9%	$571	$460	24.1%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.
East:
The number of net sales orders and sales values increased by 10.7% and 47.2%, respectively, for the three months ended June 30, 2021 and 21.4% and 52.2%, respectively, for the six months ended June 30, 2021 compared to the same periods in the prior year. The increase in net sales orders was primarily due to demand in our Florida markets, including the 50 plus lifestyle market, which remained strong during the three and six months ended June 30, 2021 as compared to the same periods in the prior year when the COVID-19 pandemic negatively impacted net sales orders. In addition, sales order pace increased 30.8% and 37.9% for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. Market appreciation as well as product and geographical mix contributed to the change in average selling price for both comparative periods.

Central:
The net sales orders decreased by 15.3% in the three months ended June 30, 2021 compared to the same period in the prior year, while the net sales values increased 14.5% compared to the same period in the prior year. The decrease in net sales orders for the second quarter is a result of a decrease in community count along with an increase in sales pace per community. We also raised selling prices in many of our communities for these same reasons. In addition, extreme weather conditions in certain markets within the Central region also contributed to the decrease in net sales orders for the second quarter.

The net sales orders remained relatively flat for the six months ended June 30, 2021 compared to the same period in the prior year, due to strong sales orders during the prior quarter offset by the imposition of sales caps during the current quarter. Net sales values increased 25.9% compared to the same period in the prior year primarily due to market appreciation.

West:
The number of net sales orders remained flat for the three months ended June 30, 2021 compared to the same period in the prior year, while net sales values increased by 28.9% for the same period. A decrease in community count along with an increase in sales pace per community contributed to the relatively flat net sales orders during the second quarter. We have also raised selling prices in many of our communities to optimize our cycle times and balance increased demand with supply chain disruptions and trade labor availability.

The net sales orders and net sales values increased 17.8% and 44.2%, respectively, for the six months ended June 30, 2021 compared to the same period in the prior year. The sales order increase is mainly due to continued strong demand and an effort to increase our footprint in several markets. The increase in the net sales value is mainly due to market appreciation and product mix.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
East	4.5%	15.4%	5.4%	13.7%
Central	5.9%	20.8%	6.2%	18.6%
West	5.6%	19.5%	6.0%	16.9%
Total Company	5.2%	18.6%	5.8%	16.2%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased to 5.2% from 18.6% and 5.8% from 16.2%, respectively, for the three and six months ended June 30, 2021 compared to the same periods in the prior year. We believe the decrease in cancellations for the three and six months ended June 30, 2021, compared to the prior year periods, was a result of the high demand and customers wanting to secure housing as a result of low inventory levels, low interest rates, and price appreciation. In addition, we believe increased consumer confidence relative to the prior year periods, which were negatively impacted by the COVID-19 pandemic, contributed to the lower cancellation rate.

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	3,617	2,271	59.3%	$1,903,206	$974,860	95.2%	$526	$429	22.6%
Central	2,838	2,111	34.4	1,581,686	1,006,002	57.2	557	477	16.8
West	3,773	2,423	55.7	2,250,680	1,245,301	80.7	597	514	16.1
Total	10,228	6,805	50.3%	$5,735,572	$3,226,163	77.8%	$561	$474	18.4%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 50.3% and 77.8% at June 30, 2021, respectively, compared to June 30, 2020. The increase in backlog units and sales value was primarily due to a strong sales environment as a result of demand for housing and low interest rates. In addition, various supply chain disruptions, trade labor availability, and inclement weather have led to a small increase in cycle times, which contributes to an increase in backlog inventory.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	1,245	1,097	13.5%	$563,326	$467,154	20.6%	$452	$426	6.1%
Central	791	1,059	(25.3)	382,743	473,549	(19.2)	484	447	8.3
West	1,232	1,056	16.7	698,311	530,291	31.7	567	502	12.9
Total	3,268	3,212	1.7%	$1,644,380	$1,470,994	11.8%	$503	$458	9.8%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	2,297	2,082	10.3%	$1,009,211	$862,870	17.0%	$439	$414	6.0%
Central	1,482	1,878	(21.1)	702,920	846,573	(17.0)	474	451	5.1
West	2,310	2,013	14.8	1,295,678	1,026,191	26.3	561	510	10.0
Total	6,089	5,973	1.9%	$3,007,809	$2,735,634	9.9%	$494	$458	7.9%

East:
The number of homes closed and home closings revenue, net, increased by 13.5% and 20.6%, respectively, for the three months ended June 30, 2021 and 10.3% and 17.0%, respectively, for the six months ended June 30, 2021 compared to the same periods in the prior year. This is primarily due to strong market demand and increased sales pace in certain of our Florida markets in the latter half of 2020. Geographical and product mix along with market price appreciation contributed to the increase in average selling price of homes closed for the three and six months ended June 30, 2021 compared to the same period in the prior year.
Central:

The number of homes closed and home closings revenue, net, decreased by 25.3% and 19.2%, respectively, for the three months ended June 30, 2021 and 21.1% and 17.0%, respectively, for the six months ended June 30, 2021 compared to the same periods in the prior year. These decreases in both units and dollars were due to extended cycle times from delays in the supply chain, increase in material cost, extreme weather in certain of our markets, and labor availability. Geographical and product mix along with market price appreciation contributed to the increase in average selling price of homes closed for the three and six months ended June 30, 2021 compared to the same period in the prior year.

West:
The number of homes closed and home closings revenue, net, increased by 16.7% and 31.7%, respectively, for the three months ended June 30, 2021 and 14.8% and 26.3%, respectively, for the six months ended June 30, 2021 compared to the same periods in the prior year. The increase in both units and dollars was primarily due to strong market demand and increases in selling prices.
Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	Change
East	$13,203	$3,230	$9,973
Central	3,096	7,316	(4,220)
West	15,758	—	15,758
Total	$32,057	$10,546	$21,511

	Six Months Ended June 30,
(Dollars in thousands)	2021		2020	Change
East	$15,656	C	$25,854	$(10,198)
Central	5,532		7,631	(2,099)
West	15,758		—	15,758
Total	$36,946		$33,485	$3,461

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities. The land closings revenue in the West for the three and six months ended June 30, 2021 is due to the sale of certain projects in our Washington and Arizona markets.

Amenity and Other Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	Change
East	$4,833	$4,239	$594
Central	—	—	—
West	370	498	(128)
Corporate	248	111	137
Total	$5,451	$4,848	$603

	Six Months Ended June 30,
(Dollars in thousands)	2021		2020	Change
East	$9,856	C	$9,290	$566
Central	—		—	—
West	733		921	(188)
Corporate	$291		$24,718	$(24,427)
Total	$10,880		$34,929	$(24,049)

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

Home Closings Gross Margin and Adjusted Home Closings Gross Margin

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Home closings revenue, net	$563,326	$467,154	$382,743	$473,549	$698,311	$530,291	$1,644,380	$1,470,994
Cost of home closings	447,172	389,180	311,980	390,169	571,889	464,875	1,331,041	1,244,224
Home closings gross margin	116,154	77,974	70,763	83,380	126,422	65,416	313,339	226,770
Purchase accounting adjustments	—	—	—	12,005	—	20,133	—	32,138
Adjusted home closings gross margin	$116,154	$77,974	$70,763	$95,385	$126,422	$85,549	$313,339	$258,908
Home closings gross margin %	20.6%	16.7%	18.5%	17.6%	18.1%	12.3%	19.1%	15.4%
Adjusted home closings gross margin %	20.6%	16.7%	18.5%	20.1%	18.1%	16.1%	19.1%	17.6%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Home closings revenue, net	$1,009,211	$862,870	$702,920	$846,573	$1,295,678	$1,026,191	$3,007,809	$2,735,634
Cost of home closings	809,148	723,200	567,379	699,469	1,064,756	892,058	2,441,283	2,314,727
Home closings gross margin	200,063	139,670	135,541	147,104	230,922	134,133	566,526	420,907
Purchase accounting adjustments	—	—	—	22,412	—	38,093	—	60,505
Adjusted home closings gross margin	$200,063	$139,670	$135,541	$169,516	$230,922	$172,226	$566,526	$481,412
Home closings gross margin %	19.8%	16.2%	19.3%	17.4%	17.8%	13.1%	18.8%	15.4%
Adjusted home closings gross margin %	19.8%	16.2%	19.3%	20.0%	17.8%	16.8%	18.8%	17.6%
East:
Home closings gross margin and adjusted home closings gross margin percentages both increased to 20.6% from 16.7% and to 19.8% from 16.2%, respectively, for the three and six months ended June 30, 2021 compared to the same periods in the prior year. The primary drivers for the increases were product mix, geographic mix and market appreciation compared to the same periods in the prior year. The East region was not impacted by our WLH acquisition and therefore did not have any purchase accounting adjustments for the three and six months ended June 30, 2020.

Central:
Home closings gross margin and adjusted home closings gross margin percentages were 18.5% and 19.3%, respectively, for the three and six months ended June 30, 2021. When compared with the same periods in the prior year, home closings gross margin increased while adjusted home closings gross margin decreased. Home closings gross margin was negatively impacted for the three and six months ended June 30, 2020 as a result of purchase accounting adjustments from the WLH acquisition. The decrease in adjusted home closings gross margin in the three and six months ended June 30, 2021 compared to the same periods in the prior year, was driven by product and geographic mix, primarily due to WLH communities having lower margins than legacy TMHC communities.

West:
Home closings gross margin and adjusted home closings gross margin percentages were 18.1% and 17.8%, respectively, for the three and six months ended June 30, 2021. When compared to the same periods in the prior year, home closings gross margin and adjusted home closings gross margin both increased primarily due to price appreciation and product mix. Home closings gross margin was negatively impacted for the three and six months ended June 30, 2020 as a result of purchase accounting adjustments from the WLH acquisition.
Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except for the number of loan originations)	2021	2020	Change	2021	2020	Change
Financial services revenue	$29,521	$33,929	(13.0)%	$67,034	$56,817	18.0%
Title services revenue	1,304	1,446	(9.8)	2,801	2,527	10.8
Financial services revenue - other	6,567	4,922	33.4	11,622	8,992	29.2
Total financial services revenue	37,392	40,297	(7.2)%	81,457	68,336	19.2%
Financial services equity in income of unconsolidated entities	2,128	3,297	(35.5)	5,797	5,527	4.9
Total revenue	39,520	43,594	(9.3)	87,254	73,863	18.1
Financial services expenses	25,935	22,796	13.8	49,934	43,443	14.9
Financial services transaction expenses	—	6,038	(100.0)	—	7,438	—
Financial services income before income taxes	$13,585	$14,760	(8.0)%	$37,320	$22,982	62.4%
Total originations:
Number of Loans	2,336	2,082	12.2%	4,464	3,781	18.1%
Principal	$910,953	$747,348	21.9%	$1,720,669	$1,263,878	36.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supplemental data:
Average FICO score	750	750	750	750
Funded origination breakdown:
Government (FHA,VA,USDA)	18%	17%	18%	16%
Other agency	79%	80%	79%	79%
Total agency	97%	97%	97%	95%
Non-agency	3%	3%	3%	5%
Total funded originations	100.0%	100%	100%	100%

Financial services revenue decreased by 7.2% and increased by 19.2%, respectively, for the three and six months ended June 30, 2021 compared to the same periods in the prior year. The decrease in revenue for the three months ended June 30, 2021 compared to the same period in the prior year is as a result of the prior year period's fair value of IRLC’s being at an all-time high, combined with our offering of higher incentives in 2021. This was partially offset by increases in revenue stemming from increased mortgage closings and increases in average mortgage borrowings per unit. The increase in financial services revenue for the six months ended June 30, 2021 was primarily due to increased mortgage closings and an increase in capture rate.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 5.9% from 6.4% and 6.1% from 6.6%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decrease was primarily driven by leverage from an increase in home closings revenue, net, as well as sustained leverage in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.3% from 3.5% and 4.4% from 3.7% for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The increases are primarily due to the normalization in our spend in the current year as employees return to the office, resume travel, and incur various expenses that had been reduced in 2020 in response to the COVID-19 pandemic.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $2.1 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively, and $7.8 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively. Our joint ventures relating to our financial services segment experienced a decrease in income for the three and six months ended June

30, 2021. The decreases in our financial services joint venture were partially offset by certain joint ventures in our home building operations which began closing units during the three and six months ended June 30, 2021,

Other Expense/(Income), Net
Other expense/(income), net, was $45 thousand in expense and $696 thousand in income for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $5.6 million in expense, respectively, for the six months ended June 30, 2021 and 2020. The decreases in other expense/(income) for the three and six months ended June 30, 2021 were primarily a result of higher acquisition-related costs on projects we are no longer pursuing.

Transaction Expenses
We had no transaction expenses for the three and six months ended June 30, 2021, compared with $18.7 million and $105.1 million of expenses, respectively, for the three and six months ended June 30, 2020. Transaction expenses for the three and six months ended June 30, 2020 consisted of acquisition related costs from the acquisition of WLH, which included investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs.

Income Tax Provision
The effective tax rate for the three and six months ended June 30, 2021 was 23.6% and 23.0%, respectively, compared to 20.8% and 32.8% for the same periods in 2020, respectively. For the three months ended June 30, 2021 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to homebuilding activities. The effective tax rate for the six months ended June 30, 2020 was driven primarily by expenses related to the acquisition of WLH which are not deductible for tax purposes.

Net Income
Net income and diluted earnings per share for the three months ended June 30, 2021 was $124.1 million and $0.95, respectively. Net income and diluted earnings per share for the three months ended June 30, 2020 was $65.7 million and $0.50, respectively. The increases in net income and earnings per share from the prior year were primarily attributable to higher homebuilding revenues, net, and higher gross margin dollars. In addition, the three months ended June 30, 2020 included transaction expenses and other compensation expenses as a result of the WLH acquisition.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2021	December 31, 2020
Total cash, excluding restricted cash	$366,267	$532,843
Total revolving credit facility	800,000	800,000
Letters of credit outstanding	(45,483)	(64,274)
Revolving credit facility availability	754,517	735,726
Total liquidity	$1,120,784	$1,268,569

Cash Flow Activities

Operating Cash Flow Activities
Our net cash used in operating activities was $97.6 million for the six months ended June 30, 2021, compared to $323.2 million of cash provided by operating activities for the six months ended June 30, 2020. The year-over-year fluctuation in cash used in operating activities during the six months ended June 30, 2021 reflects significantly higher net income during the 2021 period, offset by greater spend on real estate inventory and land deposits and an increase in mortgages held for sale. In addition, during the six months ended June 30, 2020, we reduced all non-essential operating expenses and capital expenditures to mitigate the financial uncertainty of COVID-19.

Investing Cash Flow Activities
Net cash used in investing activities was $22.0 million for the six months ended June 30, 2021, compared to $278.8 million for the six months ended June 30, 2020. The decrease in cash used in investing activities was primarily due to the use of cash in the WLH acquisition in the prior year period. This was partially offset by an increase in cash used in the current year for investments in unconsolidated entities.

Financing Cash Flow Activities
Net cash used in financing activities was $46.4 million for the six months ended June 30, 2021, compared to $303.9 million of cash provided by financing activities for the six months ended June 30, 2020. During the six months ended June 30, 2020, we borrowed $485.0 million on our Revolving Credit Facility as a precautionary measure as a result of COVID-19. During the six months ended June 30, 2021, we had no borrowings under our Revolving Credit Facility, and we had an increase in cash used for repurchasing of common stock.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facility, see Note 8 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of June 30, 2021

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

For the quarter ended, June 30, 2021, total cash invested in unconsolidated joint ventures was $14.6 million.

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2021 and December 31, 2020, the aggregate purchase price of these contracts was $709.4 million and $760.4 million, respectively.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the six months ended June 30, 2021 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2021, approximately 93% of our debt was fixed rate and 7% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of June 30, 2021, we had no outstanding borrowings under our Revolving Credit Facility. We had $754.5 million of additional availability for borrowings including $154.5 million of additional availability for letters of credit under our Revolving Credit Facility as of June 30, 2021 (giving effect to $45.5 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 8, Debt to the Condensed Consolidated Financial Statements included in this quarterly report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2021. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2021	2022	2023	2024	2025	Thereafter	Total
Fixed Rate Debt	$132.0	$114.7	$460.5	$368.2	$12.2	$1,777.5	$2,865.1	$3,103.4
Weighted average interest rate(1)	2.9%	2.9%	5.1%	5.6%	2.9%	5.7%	5.3%
Variable Rate Debt(2)	$215.2	$—	$—	$—	$—	$—	$215.2	$215.2
Weighted average interest rate	2.0%	—	—	—	—	—	2.0%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2021, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.2 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2021.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 30, 2021, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 14 - Commitments and Contingencies under “Legal Proceedings” in the Notes to the Consolidated Financial statements included in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended June 30, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1 to April 30, 2021(1)	1,031,279	$31.76	5,580	$48,245
May 1 to May 31, 2021	1,643,797	$29.35	1,643,797	$—
June 1 to June 30, 2021(2)	2,160,051	$27.01	2,160,051	$191,659
Total	4,835,127		3,809,428
(1) 1,025,699 shares were repurchased in connection with the net settlement of certain outstanding warrants at an agreed upon price of $31.77 per share
(2) Includes $250.0 million reauthorization announced June 1, 2021.

On June 1, 2021, we announced that our Board of Directors had authorized a renewal of the Company's stock repurchase program. The stock repurchase program approved by the Board of Directors permits the repurchase of up to $250.0 million of the Company's Common Stock until December 31, 2022. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.3	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

10.1
Retirement Agreement, dated as of June 21, 2021, between Taylor Morrison Home Corporation, Taylor Morrison, Inc. and C. David Cone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2021).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (and contained in Exhibit 101).
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	July 29, 2021
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)