Form 10-Q
period 2021-09-30
Taylor Morrison Home Corp
filed 2021-10-27
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2021
Common stock, $0.00001 par value	122,890,811

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$373,407	$532,843
Restricted cash	1,578	1,266
Total cash, cash equivalents, and restricted cash	374,985	534,109
Owned inventory	5,845,767	5,209,653
Consolidated real estate not owned	58,429	122,773
Total real estate inventory	5,904,196	5,332,426
Land deposits	163,730	125,625
Mortgage loans held for sale	286,006	201,177
Derivative assets	3,638	5,294
Lease right of use assets	71,261	73,222
Prepaid expenses and other assets, net	277,768	242,744
Other receivables, net	127,947	96,241
Investments in unconsolidated entities	145,780	127,955
Deferred tax assets, net	238,078	238,078
Property and equipment, net	146,463	97,927
Goodwill	663,197	663,197
Total assets	$8,403,049	$7,737,995
Liabilities
Accounts payable	$210,920	$215,047
Accrued expenses and other liabilities	488,516	430,067
Lease liabilities	81,642	83,240
Income taxes payable	36,395	12,841
Customer deposits	520,547	311,257
Estimated development liability	39,135	40,625
Senior notes, net	2,452,333	2,452,365
Loans payable and other borrowings	406,859	348,741
Revolving credit facility borrowings	126,692	—
Mortgage warehouse borrowings	235,685	127,289
Liabilities attributable to consolidated real estate not owned	58,429	122,773
Total liabilities	$4,657,153	$4,144,245
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ Equity
Total stockholders’ equity	3,745,896	3,593,750
Total liabilities and stockholders’ equity	$8,403,049	$7,737,995

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Home closings revenue, net	$1,772,495	$1,640,584	$4,780,304	$4,376,218
Land closings revenue	42,228	6,756	79,174	40,241
Financial services revenue	38,046	47,451	119,503	115,787
Amenity and other revenue	5,982	4,643	16,862	39,572
Total revenue	1,858,751	1,699,434	4,995,843	4,571,818
Cost of home closings	1,397,319	1,358,196	3,838,602	3,672,923
Cost of land closings	36,439	5,217	68,604	42,636
Financial services expenses	26,202	22,207	76,136	65,650
Amenity and other expenses	6,341	4,125	16,907	38,986
Total cost of revenue	1,466,301	1,389,745	4,000,249	3,820,195
Gross margin	392,450	309,689	995,594	751,623
Sales, commissions and other marketing costs	97,185	102,015	280,697	282,380
General and administrative expenses	70,425	45,152	201,975	146,790
Equity in income of unconsolidated entities	(1,482)	(2,957)	(9,269)	(8,878)
Interest expense/(income), net	710	(347)	594	(1,244)
Other expense, net	47	1,830	1,067	7,424
Transaction expenses	—	4,791	—	109,877
Loss on extinguishment of debt, net	—	10,247	—	10,247
Income before income taxes	225,565	148,958	520,530	205,027
Income tax provision	53,098	33,759	120,865	52,162
Net income before allocation to non-controlling interests	172,467	115,199	399,665	152,865
Net income attributable to non-controlling interests	(4,333)	(422)	(9,363)	(3,845)
Net income available to Taylor Morrison Home Corporation	$168,134	$114,777	$390,302	$149,020
Earnings per common share
Basic	$1.35	$0.88	$3.07	$1.17
Diluted	$1.34	$0.87	$3.02	$1.16
Weighted average number of shares of common stock:
Basic	124,378	129,775	127,217	127,113
Diluted	125,770	131,433	129,043	128,081

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before non-controlling interests, net of tax	$172,467	$115,199	$399,665	$152,865
Post-retirement benefits adjustments, net of tax	—	—	—	(13)
Comprehensive income	172,467	115,199	399,665	152,852
Comprehensive income attributable to non-controlling interests	(4,333)	(422)	(9,363)	(3,845)
Comprehensive income available to Taylor Morrison Home Corporation	$168,134	$114,777	$390,302	$149,007

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance – June 30, 2021	125,910,318	$1	$2,977,269	32,167,192	$(624,615)	$1,247,957	$(1,166)	$69,403	$3,668,849
Net income	—		—	—	—	168,134	—	4,333	172,467
Exercise of stock options	276,595		5,778	—	—	—	—	—	5,778
Issuance of restricted stock units, net of shares withheld for tax(1)	8,789		(13)	—	—	—	—	—	(13)
Repurchase of common stock	(3,309,196)		—	3,309,196	(91,659)	—	—	—	(91,659)
Stock compensation expense	—		4,793	—	—	—	—	—	4,793
Distributions to non-controlling interests of consolidated joint ventures	—		—	—	—	—	—	(14,311)	(14,311)
Changes in non-controlling interests of consolidated joint ventures	—		—	—	—	—	—	(8)	(8)
Balance – September 30, 2021	122,886,506	$1	$2,987,827	35,476,388	$(716,274)	$1,416,091	$(1,166)	$59,417	$3,745,896
(1) Dollar amount represents the value of shares withheld for taxes.

For the three months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – June 30, 2020	129,678,751	$1	$2,915,702	25,379,911	$(433,687)	$816,593	$871	$125,260	$3,424,740
Net income	—	—	—	—	—	114,777	—	422	115,199
Exercise of stock options	137,553	—	2,507	—	—	—	—	—	2,507
Issuance of restricted stock units, net of shares withheld for tax(1)	49,122	—	(1,403)	—	—	—	—	—	(1,403)
Issuance of equity in connection with business combinations	—	—	(1,301)	—	—	—	—	—	(1,301)
Stock compensation expense	—	—	5,272	—	—	—	—	—	5,272
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(12,628)	(12,628)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	9,749	9,749
Balance – September 30, 2020	129,865,426	$1	$2,920,777	25,379,911	$(433,687)	$931,370	$871	$122,803	$3,542,135
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	390,302	—	9,363	399,665
Exercise of stock options	908,221	—	18,212	—	—	—	—	—	18,212
Issuance of restricted stock units, net of shares withheld for tax(1)	388,798	—	(4,870)	—	—	—	—	—	(4,870)
Warrant exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(8,565,933)	—		8,565,933	(236,831)	—	—	—	(236,831)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	15,128	—	—	—	—	—	15,128
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(39,155)	(39,155)
Balance – September 30, 2021	122,886,506	$1	$2,987,827	35,476,388	$(716,274)	$1,416,091	$(1,166)	$59,417	$3,745,896
(1) Dollar amount represents the value of shares withheld for taxes

For the nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net income	—	—	—	—	—	149,020	—	3,845	152,865
Other comprehensive income	—		—			—	(13)	—	(13)
Exercise of stock options	440,075	—	7,878	—	—	—	—	—	7,878
Issuance of restricted stock units, net of shares withheld for tax(1)	683,255	—	(8,655)	—	—	—	—	—	(8,655)
Issuance of equity in connection with business combinations	28,327,290	—	787,877	—	—	—	—	—	787,877
Repurchase of common stock	(5,436,479)	—	—	5,436,479	(90,163)	—	—	—	(90,163)
Stock compensation expense	—	—	22,154	—	—	—	—	—	22,154
Stock compensation expense related to WLH acquisition	—	—	5,107	—	—	—	—	—	5,107
WLH equity award accelerations due to change in control	—	—	8,421	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(36,301)	(36,301)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	147,253	147,253
Balance – September 30, 2020	129,865,426	$1	$2,920,777	25,379,911	$(433,687)	$931,370	$871	$122,803	$3,542,135
(1) Dollar amount represents the value of shares withheld for taxes

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$399,665	$152,865
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in income of unconsolidated entities	(9,269)	(8,878)
Stock compensation expense	15,128	27,260
Loss on extinguishment of debt	—	10,247
Distributions of earnings from unconsolidated entities	9,050	9,251
Depreciation and amortization	29,726	26,939
Operating lease expense	12,167	12,918
Debt issuance costs/(premium) amortization	355	(1,970)
Land held for sale write-downs	4,590	4,347
Deferred income taxes	—	11,696
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(678,809)	439,842
Mortgages held for sale, prepaid expenses and other assets	(216,121)	20,129
Customer deposits	209,290	84,475
Accounts payable, accrued expenses and other liabilities	97,129	(31,303)
Income taxes payable	23,554	40,211
Net cash (used in)/provided by operating activities	(103,545)	798,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,698)	(25,276)
Payments for business acquisitions, net of cash acquired	—	(279,048)
Distributions of capital from unconsolidated entities	14,237	30,853
Investments of capital into unconsolidated entities	(31,843)	(24,011)
Investments in equity securities	(10,000)	—
Net cash used in investing activities	(43,304)	(297,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	103,805	72,848
Repayments on loans payable and other borrowings	(89,635)	(110,177)
Borrowings on revolving credit facilities	126,692	830,000
Repayments on revolving credit facilities	—	(545,000)
Borrowings on mortgage warehouse facilities	2,287,791	1,750,669
Repayments on mortgage warehouse facilities	(2,179,395)	(1,809,252)
Proceeds from the issuance of senior notes	—	500,000
Repayments on senior notes	—	(861,775)
Payment of deferred financing costs	—	(6,202)
Proceeds from stock option exercises	18,212	7,877
Payment of principle portion of finance lease	(1,325)	(1,325)
Repurchase of common stock, net	(236,831)	(90,163)
Payment of taxes related to net share settlement of equity awards	(5,494)	(8,654)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	(36,095)	(8,905)
Net cash used in financing activities	(12,275)	(280,059)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(159,124)	$220,488
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	534,109	328,572
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$374,985	$549,060
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net	$(96,753)	$(2,490)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$174,297	$136,803
Change in inventory not owned	$(64,344)	$(86,390)
Issuance of common stock in connection with business acquisition	$—	$797,970
Net non-cash (distributions)/contributions from non-controlling interests	$(3,060)	$5,784
Non-cash portion of loss on debt extinguishment	$—	$1,723
Common stock surrendered in connection with warrant exercises	$32,587	$—
Common stock issued in connection with warrant exercises	$(32,584)	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. Our Company serves a wide array of consumer groups from coast to coast, including first time, move-up, luxury, and 55-plus active lifestyle (formerly referred to as active adult). Our homebuilding segments operate under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services. The communities in our homebuilding segments generally offer single and multi-family attached and detached homes. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. We have an exclusive partnership with Christopher Todd Communities, a Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. Build-to-Rent serves as a land acquirer, developer, and homebuilder, while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. Our Financial Services segment provides financial services to customers through our wholly owned mortgage subsidiary, operating as Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

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

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. We did not perform an impairment test during the third quarter of 2021 as indicators of impairment were not present as of September 30, 2021.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, we first perform an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the expected undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, then the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and nine months ended September 30, 2021 and 2020, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2021 we had no inactive projects and December 31, 2020, we had one inactive project in our East region with a carrying value of $13.5 million.

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

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into these agreements to acquire land or lots and pay a non-refundable deposit, a Variable Interest Entity (“VIE”) may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE in our Condensed Consolidated Financial Statements and reflect such assets and liabilities as Consolidated real estate not owned within our real estate inventory balance and Liabilities attributable to consolidated real estate not owned, respectively, in the Consolidated Balance Sheets.

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

We evaluate our investments in unconsolidated entities for indicators of impairment at least semi-annually, or whenever indicators of impairment are present. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the carrying amount of our investment over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships among the partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We did not record any impairment charges for the three and nine months ended September 30, 2021 and 2020.

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

Recently Issued Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients for applying U.S. GAAP to contracts affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March

12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the effect of adopting the new guidance on our consolidated financial statements and related disclosures.

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

	For the three months ended September 30,	For the nine months ended September 30,
(Dollars in thousands except per share data)	2020 (Pro forma)	2020 (Pro forma)
Total revenue	$1,699,434	$4,658,916

Net income before allocation to non-controlling interests	$118,579	$197,708
Net income attributable to non-controlling interests	(422)	(2,958)
Net income available to TMHC	$118,157	$194,750

Weighted average shares - Basic	130,110	131,274
Weighted average shares - Diluted	131,769	132,242

Earnings per share - Basic	$0.91	$1.48
Earnings per share - Diluted	$0.90	$1.47

For the three and nine months ended September 30, 2020, total revenue on the condensed consolidated statement of operations included $431.3 million and $1.1 billion, respectively, from WLH since the date of acquisition. For the three and nine months ended September 30, 2020, income before income taxes on the condensed consolidated statement of operations included losses of $23.1 million and $119.3 million, respectively, from WLH since the date of acquisition.
4. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income available to TMHC	$168,134	$114,777	$390,302	$149,020
Denominator:
Weighted average shares – basic	124,378	129,775	127,217	127,113
Restricted stock units	796	812	833	669
Stock Options	596	520	756	252
Warrants	—	326	237	47
Weighted average shares – diluted	125,770	131,433	129,043	128,081
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$1.35	$0.88	$3.07	$1.17
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$1.34	$0.87	$3.02	$1.16

The above calculations of weighted average shares exclude 1,218,781 and 1,063,586 outstanding anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three and nine months ended September 30, 2021, respectively, and 1,098,706 and 3,013,093 for the three and nine months ended September 30, 2020, respectively.
5. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Real estate developed and under development	$4,054,002	$3,862,785
Real estate held for development or held for sale (1)	81,131	110,954
Operating communities (2)	1,530,074	1,072,134
Capitalized interest	180,560	163,780
Total owned inventory	5,845,767	5,209,653
Consolidated real estate not owned	58,429	122,773
Total real estate inventory	$5,904,196	$5,332,426
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2021		December 31, 2020
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	6,114	$238,088	7,032	$239,554
Partially developed	21,610	1,375,501	19,495	1,215,419
Finished	21,853	2,413,178	21,396	2,388,177
Long-term strategic assets	—	—	158	13,462
Total homebuilding owned lots	49,577	4,026,767	48,081	3,856,612
Commercial assets	5,298	108,366	5,298	117,127
Total owned lots	54,875	$4,135,133	53,379	$3,973,739

Land Deposits — We provide deposits related to land options and land purchase contracts, which are capitalized when paid and classified as Land deposits until the associated property is purchased.

As of September 30, 2021 and December 31, 2020, we had the right to purchase 8,869 and 7,449 lots under land option purchase contracts, respectively, for an aggregate purchase price of $534.9 million and $485.4 million, respectively. We do not have title to the properties, and the creditors generally have no recourse against us. As of September 30, 2021 and December 31, 2020, our exposure to loss related to our option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $86.0 million and $65.3 million, respectively.

We also have various land banking arrangements. As of September 30, 2021 and December 31, 2020, we had the right to purchase 3,464 lots and 2,426 lots under such land agreements for an aggregate purchase price of $409.3 million and $275.0 million, respectively. We are not legally obligated to purchase the balance of the lots. As of September 30, 2021 and December 31, 2020, our exposure to loss related to deposits on land banking arrangements totaled $64.7 million and $60.3 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest capitalized - beginning of period	$180,520	$143,440	$163,780	$115,593
Interest incurred and capitalized	37,991	41,554	116,126	122,366
Interest amortized to cost of home closings	(37,951)	(34,321)	(99,346)	(87,286)
Interest capitalized - end of period	$180,560	$150,673	$180,560	$150,673

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

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Assets:
Real estate inventory	$349,185	$342,451
Other assets	128,796	133,903
Total assets	$477,981	$476,354
Liabilities and owners’ equity:
Debt	$162,036	$183,911
Other liabilities	17,837	21,215
Total liabilities	179,873	205,126
Owners’ equity:
TMHC	145,780	127,955
Others	152,328	143,273
Total owners’ equity	298,108	271,228
Total liabilities and owners’ equity	$477,981	$476,354

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$21,833	$38,305	$101,458	$133,452
Costs and expenses	(16,647)	(29,309)	(73,705)	(107,156)
Income of unconsolidated entities	$5,186	$8,996	$27,753	$26,296
TMHC’s share in income of unconsolidated entities	$1,482	$2,957	$9,269	$8,878
Distributions to TMHC from unconsolidated entities	$2,945	$11,849	$23,287	$40,104

Consolidated Entities
We have several joint ventures as of September 30, 2021 for the purpose of land development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. Based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and these entities were consolidated as of September 30, 2021.

As of September 30, 2021, the assets of the consolidated joint ventures totaled $315.8 million, of which $21.2 million was cash and cash equivalents and $193.9 million was owned inventory. As of December 31, 2020, the assets of the consolidated joint ventures totaled $389.2 million, of which $25.8 million was cash and cash equivalents and $320.4 million was owned inventory. The liabilities of the consolidated joint ventures totaled $175.2 million and $216.4 million as of September 30, 2021 and December 31, 2020, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Real estate development costs to complete	$47,043	$38,935
Compensation and employee benefits	145,060	113,896
Self-insurance and warranty reserves	116,546	118,116
Interest payable	37,357	45,917
Property and sales taxes payable	36,399	28,523
Other accruals	106,111	84,680
Total accrued expenses and other liabilities	$488,516	$430,067

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company ("Beneva"), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reserve - beginning of period	$116,121	$117,462	$118,116	$120,048
Net additions to reserves due to WLH acquisition	—	—	—	9,130
Other additions to reserves	19,459	12,268	50,244	39,011
Cost of claims incurred	(19,313)	(19,180)	(54,245)	(61,444)
Changes in estimates to pre-existing reserves	279	2,016	2,431	5,821
Reserve - end of period	$116,546	$112,566	$116,546	$112,566

8. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2021			December 31, 2020
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value
5.875% Senior Notes due 2023	$350,000	$(874)	$349,126	$350,000	$(1,300)	$348,700
5.625% Senior Notes due 2024	350,000	(1,301)	348,699	350,000	(1,705)	348,295
5.875% Senior Notes due 2027	500,000	(4,439)	495,561	500,000	(5,026)	494,974
6.625% Senior Notes due 2027(1)	300,000	18,518	318,518	300,000	20,915	320,915
5.75% Senior Notes due 2028	450,000	(3,972)	446,028	450,000	(4,445)	445,555
5.125% Senior Notes due 2030	500,000	(5,599)	494,401	500,000	(6,074)	493,926
Senior Notes subtotal	$2,450,000	$2,333	$2,452,333	$2,450,000	$2,365	$2,452,365
Loans payable and other borrowings	406,859	—	406,859	348,741	—	348,741
$800 Million Revolving Credit Facility(2), (4)	100,000	—	100,000	—	—	—
$100 Million Revolving Credit Facility(3), (4)	26,692	—	26,692	—	—	—
Mortgage warehouse borrowings	235,685	—	235,685	127,289	—	127,289
Total debt	$3,219,236	$2,333	$3,221,569	$2,926,030	$2,365	$2,928,395
(1) Consists of the remaining $9.6 million of 2027 6.625% WLH notes and $290.4 million 2027 6.625% TM Communities Notes issued by TM Communities in connection with the exchange offer as described below. Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting estimates.
(2) As of December 31, 2020, we had no outstanding borrowings on the $800 Million Revolving Credit Facility.
(3) The $100 Million Revolving Credit Facility was entered into during the third quarter of 2021.
(4)Unamortized debt issuance costs are included in Prepaid expenses and other assets, net on the Condensed Consolidated Balance Sheets. See balances of unamortized debt issuance cost below in the facility's description.

Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our Senior Notes (except for the remaining 2027 6.625% WLH Notes, as described below) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the Senior Notes have financial maintenance covenants. As of September 30, 2021, we were in compliance with all of the covenants under the Senior Notes.

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

5.125% Senior Notes due 2030 and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes

In July 2020, we partially redeemed $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 6.00% Senior Notes”) and $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). In September 2020, we redeemed the remaining $83.1 million and $103.8 million of 2023 6.00% Senior Notes and 2025 Senior Notes, respectively, using cash on hand. For the 2023 6.00% Senior Notes, the redemption price was equal to 100.0% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to but excluding the redemption date. For the 2025 Senior Notes, the redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to but excluding the redemption date. As a result of the early redemption of the 2023 6.00% Senior Notes and 2025 Senior Notes, we recorded a total net loss on extinguishment of debt of approximately $10.2 million in Loss on extinguishment of debt, net, in the Consolidated Statement of Operations for the nine months ended September 30, 2020.

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

$800 Million Revolving Credit Facility
Our $800 Million Revolving Credit Facility matures on February 6, 2024 and is guaranteed by the Guarantors.

Borrowings outstanding under our $800 Million Revolving Credit Facility as of September 30, 2021 were $100.0 million. We had no borrowings outstanding as of December 31, 2020.
As of September 30, 2021 and December 31, 2020, we had $1.2 million and $1.6 million, respectively, of unamortized debt issuance costs relating to our $800 Million Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, we had $51.4 million and $64.3 million, respectively, of utilized letters of credit, resulting in $648.6 million and $735.7 million, respectively, of availability under the $800 Million Revolving Credit Facility.
The $800 Million Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.3 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $800 Million Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $800 Million Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $800 Million Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $800 Million Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The $800 Million Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The $800 Million Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

As of September 30, 2021, we were in compliance with all of the covenants under the $800 Million Revolving Credit Facility.

$100 Million Revolving Credit Facility

On September 17, 2021, we entered into a $100 Million Revolving Credit Facility, which matures on September 17, 2024 and is guaranteed by the Guarantors (the $100 Million Revolving Credit Agreement together with the $800 Million Revolving Credit Agreement, the "Credit Facilities"). This facility is specific to our Build-to-Rent operations. Borrowings outstanding under our $100 Million Revolving Credit Facility as of September 30, 2021, was $26.7 million.

As of September 30, 2021, we had $0.8 million of unamortized debt issuance costs relating to our $100 Million Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the Condensed Consolidated Balance Sheets. As of September 30, 2021 we had no utilized letters of credit, resulting in $73.3 million of availability under the $100 Million Revolving Credit Facility.

The $100 Million Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.3 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $100 Million Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $100 Million Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $100 Million Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $100 Million Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The $100 Million Revolving Credit Facility includes the same restrictive covenants as are included in the $800 Million Revolving Credit Facility, described above. As of September 30, 2021, we were in compliance with all of the covenants under the $100 Million Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$4,079	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	57,047	75,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	109,207	125,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D(3)	65,352	100,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$235,685	$310,000

	As of December 31, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$40,958	$55,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	19,457	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	43,148	75,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	23,726	80,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$127,289	$295,000
(1) Subject to certain interest rate floors.
(2) The mortgage warehouse borrowings outstanding as of September 30, 2021 and December 31, 2020 were collateralized by $286.0 million and $201.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $1.6 million and $1.3 million, respectively, of cash which is restricted cash on our Condensed Consolidated Balance Sheet.
(3) We intend on renewing this warehouse upon expiration.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of September 30, 2021 and December 31, 2020 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot sales or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of September 30, 2021 and December 31, 2020.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2021, when compared to December 31, 2020.

The carrying value and fair value of our financial instruments are as follows:

		September 30, 2021		December 31, 2020
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$286,006	$286,006	$201,177	$201,177
IRLCs	3	1,998	1,998	5,294	5,294
MBSs	2	1,640	1,640	(1,847)	(1,847)
Mortgage warehouse borrowings	2	235,685	235,685	127,289	127,289
Loans payable and other borrowings	2	406,859	406,859	348,741	348,741
5.875% Senior Notes due 2023 (1)	2	349,126	365,750	348,700	371,000
5.625% Senior Notes due 2024 (1)	2	348,699	377,405	348,295	375,830
5.875% Senior Notes due 2027 (1)	2	495,561	570,000	494,974	566,650
6.625% Senior Notes due 2027 (1)	2	318,518	316,500	320,915	324,240
5.75% Senior Notes due 2028(1)	2	446,028	501,300	445,555	509,625
5.125% Senior Notes due 2030(1)	2	494,401	538,150	493,926	560,000
$800 Million Revolving Credit Facility(2)	2	100,000	100,000	—	—
$100 Million Revolving Credit Facility (3)	2	26,692	26,692	—	—
Equity Security Investment (3)	1	8,720	8,720	—	—
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

(2) As of December 31, 2020, we had no outstanding borrowings on the $800 Million Revolving Credit Facility.
(3) This financial instrument was acquired during the third quarter of 2021.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)		For the Year Ended December 31,
Description:	Level in Fair Value Hierarchy	2020
Inventories	3	$22,556

As of September 30, 2021, the fair value for such inventories was not determined as there were no events and circumstances that indicated the carrying value was not recoverable.

10. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2021 was 23.5% and 23.2%, respectively, compared to 22.7% and 25.4% for the same periods in 2020, respectively. For the three months ended September 30, 2021, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to homebuilding activities. The effective tax rate for the nine months ended September 30, 2020 was driven primarily by expenses related to the acquisition of WLH which were not deductible for tax purposes.

At both September 30, 2021 and December 31, 2020, cumulative gross unrecognized tax benefits were $5.8 million. If the unrecognized tax benefits as of September 30, 2021 were to be recognized, approximately $4.6 million would affect the effective tax rate. We accrued $0.6 million and $0.5 million of gross interest and penalties related to unrecognized tax positions as of September 30, 2021 and December 31, 2020, respectively.

11. STOCKHOLDERS’ EQUITY
Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Warrants
In connection with our acquisition of WLH, we issued 1,704,205 warrants to purchase shares of TMHC Common Stock at an exercise price of $19.12 per share. These warrants were exercised on April 30, 2021 through the settlement of approximately 1.0 million surrendered shares. The exercise was recognized in accordance with ASC 718, Compensation - Stock Compensation, and has been reflected in Additional paid in capital and Treasury stock on our Condensed Consolidated Statements of Stockholders' Equity. As of September 30, 2021, there were no outstanding warrants to purchase shares of our common stock.

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

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Amount available for repurchase — beginning of period(1)	$191,659	$9,837	$86,831	$—
Additional amount authorized for repurchase	—	—	250,000	100,000
Amount repurchased at cost	(91,659)	—	(236,831)	(90,163)
Amount available for repurchase — end of period	$100,000	$9,837	$100,000	$9,837
(1) Represents the amount available for repurchase as of January 1 for the years presented, adjusted for previously expired share repurchase authorizations.

The number of shares repurchased at cost under the share repurchase program were 3,309,196 and 8,565,933 during the three and nine months ended September 30, 2021, respectively. We had no repurchases for the three months ended September 30, 2020 and 5,436,479 share repurchases during the nine months ended September 30, 2020.

12. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the "Plan"). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of RSU's, stock options, and other equity-based awards deliverable in shares of our Common Stock. As of September 30, 2021, we had an aggregate of 5,414,796 shares of Common Stock available for future grants under the Plan.

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

The following table provides the outstanding balance of time-based and performance based RSU's and stock options as of September 30, 2021:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at September 30, 2021	1,726,997	$24.16	3,457,805	$21.55

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020(2)
Restricted stock units (1)	$3,746	$4,273	$12,108	$15,980
Stock options	1,047	999	3,020	6,174
Total stock compensation	$4,793	$5,272	$15,128	$22,154
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.
(2) Excludes $5.1 million of stock based compensation expense relating to the acceleration of restricted stock awards from the WLH acquisition for the nine months ended September 30, 2020, which were charged to Transaction and corporate reorganization expenses on the Condensed Consolidated Statement of Operations.

At September 30, 2021 and December 31, 2020, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $31.1 million and $23.8 million, respectively.

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended September 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$571,879	$401,948	$846,082	$38,046	$796	$1,858,751

Gross margin	129,234	78,292	173,062	11,844	18	392,450
Selling, general and administrative expenses	(43,439)	(31,325)	(48,627)	—	(44,219)	(167,610)
Equity in (loss)/income of unconsolidated entities	—	(15)	143	1,354	—	1,482
Interest and other income/(expense), net(2)	(419)	(803)	254	—	211	(757)
Income/(loss) before income taxes	$85,376	$46,149	$124,832	$13,198	$(43,990)	$225,565
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Three Months Ended September 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$507,541	$426,275	$718,167	$47,451	$—	$1,699,434

Gross margin	90,018	87,352	107,075	25,244	—	309,689
Selling, general and administrative expenses	(41,450)	(33,181)	(45,525)	—	(27,011)	(147,167)
Equity in (loss)/income of unconsolidated entities	—	(5)	325	2,637	—	2,957
Interest and other expense, net (2)	(194)	(359)	(2,880)	(1,442)	(1,399)	(6,274)
Loss on extinguishment of debt	—	—	—	—	(10,247)	(10,247)
Income/(loss) before income taxes	$48,374	$53,807	$58,995	$26,439	$(38,657)	$148,958
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Nine Months Ended September 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,606,603	$1,110,399	$2,158,251	$119,503	$1,087	$4,995,843

Gross margin	336,542	212,076	404,093	43,367	(484)	995,594
Selling, general and administrative expenses	(128,402)	(92,225)	(137,384)	—	(124,661)	(482,672)
Equity in (loss)/income of unconsolidated entities	—	(85)	2,139	7,225	(10)	9,269
Interest and other income/(expense), net(2)	(328)	(1,694)	(1,165)	—	1,526	(1,661)
Income/(loss) before income taxes	$207,812	$118,072	$267,683	$50,592	$(123,629)	$520,530
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Nine Months Ended September 30, 2020
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,405,556	$1,280,479	$1,745,279	$115,787	$24,717	$4,571,818

Gross margin	226,771	234,723	240,864	50,137	(872)	751,623
Selling, general and administrative expenses	(118,249)	(101,405)	(121,337)	—	(88,179)	(429,170)
Equity in (loss)/income of unconsolidated entities	—	(166)	899	8,164	(19)	8,878
Interest and other expense, net (2)	(308)	(4,230)	(16,170)	(8,880)	(86,469)	(116,057)
Loss on extinguishment of debt	—	—	—	—	(10,247)	(10,247)
Income/(loss) before income taxes	$108,214	$128,922	$104,256	$49,421	$(185,786)	$205,027
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	As of September 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,859,846	$1,387,972	$2,820,108	$—	$—	$6,067,926
Investments in unconsolidated entities	—	65,633	75,872	4,275	—	145,780
Other assets	147,866	234,912	580,877	384,706	840,982	2,189,343
Total assets	$2,007,712	$1,688,517	$3,476,857	$388,981	$840,982	$8,403,049
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2020
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Real estate inventory and land deposits	$1,712,852	$1,176,604	$2,568,595	$—	$—	$5,458,051
Investments in unconsolidated entities	—	58,052	65,395	4,498	10	127,955
Other assets	170,382	192,981	578,231	284,265	926,130	2,151,989
Total assets	$1,883,234	$1,427,637	$3,212,221	$288,763	$926,140	$7,737,995
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.1 billion and $981.8 million as of September 30, 2021 and December 31, 2020, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2021 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2021 and December 31, 2020, the aggregate purchase price of these contracts was $944.2 million and $760.4 million, respectively.

Legal Proceedings — We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, title and insurance agency operations, safety and other employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2021 and December 31, 2020, our legal accruals were $21.0 million and $23.5 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $81.6 million and $83.2 million as of September 30, 2021 and December 31, 2020, respectively. We recorded lease expense of approximately $4.2 million and $12.2 million for the three and nine months ended September 30, 2021, and $4.3 million and $12.9 million for the three and nine months ended September 30, 2020, respectively, within general and administrative expenses on our Condensed Consolidated Statement of Operations.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	September 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
IRLCs	$1,998	$245,217	$5,294	$260,954
MBSs	1,640	328,000	(1,847)	376,000
Total	$3,638		$3,447

Total commitments to originate loans approximated $267.5 million and $290.3 million as of September 30, 2021 and December 31, 2020, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including entry-level, move-up, and 55-plus active lifestyle (formerly referred to as active adult) buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. We have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of September 30, 2021 is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

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

In our homebuilding operations, we either directly, or indirectly through our subcontractors, purchase the significant materials necessary to construct a home such as drywall, cement, steel, lumber, insulation and the other building materials. While these materials are generally widely available from a variety of sources, from time to time we experience material shortages on a localized basis which can substantially increase the price for such materials and our construction process can be slowed.

As of September 30, 2021, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,530 were engaged in corporate and homebuilding operations, and the remaining approximately 470 were engaged in financial services.

Factors Affecting Comparability of Results

For the three and nine months ended September 30, 2020, we recognized transaction expenses relating to the acquisition of William Lyon Homes, Inc. (“WLH”). We did not incur such costs for the three and nine months ended September 30, 2021.

During the third quarter of 2020, we redeemed our 2023 6.00% Senior Notes and 2025 Senior Notes. As a result of the early redemption, we recorded a net loss on extinguishment debt for the three and nine months ended September 30, 2020. We did not incur such losses in the three and nine months ended September 30, 2021.

Third Quarter 2021 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated) :
•Home closings gross margin increased 400 basis points to 21.2 percent.
•Backlog increased 32 percent to 10,273 sold homes with a sales value of $6.1 billion, up 63 percent.
•Controlled lots as a percentage of total lot supply increased approximately 700 basis points to 36 percent.
•Homebuilding lot supply increased 15 percent to approximately 78,000 total lots owned and controlled.
•The Company repurchased 3.3 million shares outstanding for $92 million.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Statements of Operations Data:
Home closings revenue, net	$1,772,495	$1,640,584	$4,780,304	$4,376,218
Land closings revenue	42,228	6,756	79,174	40,241
Financial services revenue	38,046	47,451	119,503	115,787
Amenity and other revenue	5,982	4,643	16,862	39,572
Total revenue	1,858,751	1,699,434	4,995,843	4,571,818
Cost of home closings	1,397,319	1,358,196	3,838,602	3,672,923
Cost of land closings	36,439	5,217	68,604	42,636
Financial services expenses	26,202	22,207	76,136	65,650
Amenity and other expenses	6,341	4,125	16,907	38,986
Gross margin	392,450	309,689	995,594	751,623
Sales, commissions and other marketing costs	97,185	102,015	280,697	282,380
General and administrative expenses	70,425	45,152	201,975	146,790
Equity in income of unconsolidated entities	(1,482)	(2,957)	(9,269)	(8,878)
Interest expense/(income), net	710	(347)	594	(1,244)
Other expense, net	47	1,830	1,067	7,424
Transaction expenses	—	4,791	—	109,877
Loss on extinguishment of debt, net	—	10,247	—	10,247
Income before income taxes	225,565	148,958	520,530	205,027
Income tax provision	53,098	33,759	120,865	52,162
Net income before allocation to non-controlling interests	172,467	115,199	399,665	152,865
Net income attributable to non-controlling interests — joint ventures	(4,333)	(422)	(9,363)	(3,845)
Net income available to Taylor Morrison Home Corporation	$168,134	$114,777	$390,302	$149,020
Home closings gross margin	21.2%	17.2%	19.7%	16.1%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.5%	6.2%	5.9%	6.5%
General and administrative expenses as a percentage of home closings revenue, net	4.0%	2.8%	4.2%	3.4%

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this filing relating to: (i) adjusted income before income taxes and related margin, (ii) EBITDA and adjusted EBITDA, (iii) adjusted net income and adjusted earnings per share and (iv) net homebuilding debt to capitalization ratio.

Adjusted income before income taxes (and related margin) is a non-GAAP financial measure that reflects our income before income taxes excluding the impact of transaction expenses and loss on extinguishment of debt. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, transaction expenses and loss on extinguishment of debt. Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income available to the Company excluding the impact of transaction expenses, loss on extinguishment of debt and the tax impact due to such items. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance premiums, net, and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Beginning with the third quarter of fiscal 2021, we are no longer excluding purchase accounting adjustments from these non-GAAP financial measures, and prior period measures have been recast to exclude this adjustment.

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

Adjusted Net Income and Adjusted Earnings Per Share
	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020
Net income available to TMHC	$168,134	$114,777
Transaction expenses	—	4,791
Loss on extinguishment of debt, net	—	10,247
Tax impact due to above non-GAAP reconciling items	—	(3,764)
Adjusted net income	$168,134	$126,051

Basic weighted average shares	124,378	129,775
Adjusted earnings per common share - Basic	$1.35	$0.97

Diluted weighted average shares	125,770	131,433
Adjusted earnings per common share - Diluted	$1.34	$0.96

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Income before income taxes	$225,565	$148,958
Transaction expenses	—	4,791
Loss on extinguishment of debt, net	—	10,247
Adjusted income before income taxes	$225,565	$163,996

Total revenues	$1,858,751	$1,699,434

Income before income taxes margin	12.1%	8.8%
Adjusted income before income taxes margin	12.1%	9.7%

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Net income before allocation to non-controlling interests	$172,467	$115,199
Interest expense/(income), net	710	(347)
Amortization of capitalized interest	37,951	34,321
Income tax provision	53,098	33,759
Depreciation and amortization	2,164	1,714
EBITDA	$266,390	$184,646
Non-cash compensation expense	4,793	5,272
Transaction expenses	—	4,791
Loss on extinguishment of debt, net	—	10,247
Adjusted EBITDA	$271,183	$204,956

Total revenues	$1,858,751	$1,699,434
Net income before allocation to non-controlling interests as a percentage of total revenues	9.3%	6.8%
EBITDA as a percentage of total revenues	14.3%	10.9%
Adjusted EBITDA as a percentage of total revenues	14.6%	12.1%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
(Dollars in thousands)	As of September 30, 2021	As of June 30, 2021
Total debt	$3,221,569	$3,082,648
Less unamortized debt issuance premiums, net	2,333	2,344
Less mortgage warehouse borrowings	235,685	215,230
Total homebuilding debt	$2,983,551	$2,865,074
Less cash and cash equivalents	373,407	366,267
Net homebuilding debt	$2,610,144	$2,498,807
Total equity	3,745,896	3,668,849
Total capitalization	$6,356,040	$6,167,656

Net homebuilding debt to capitalization ratio	41.1%	40.5%

Three And Nine Months Ended September 30, 2021 Compared to Three And Nine Months Ended September 30, 2020
The results for the three and nine months ended September 30, 2021 and 2020, were impacted by various macro economic conditions. During the second half of 2020, demand for housing increased at a nationwide level as uncertainty of the impact of COVID-19 abated. In addition, interest rates declined, offering greater affordability, which added to the increased demand. Our total average active selling communities have decreased compared to the same periods in the prior year as a result of such demand and the resulting sell-out of communities.
Through the third quarter of 2021, we continued to experience market-wide supply chain disruptions, trade labor shortages, and increasing costs related to materials. The strong demand for housing has allowed us to put into place pricing strategies that partially mitigated increases in cost. Migration trends continue as we experience a growing share of out-of-state buyers, particularly from higher-cost markets such as California, New York and New Jersey to our Texas, Nevada and Florida markets. The average sales price for net sales orders, backlog, and homes closed during the three and nine months ended September 30, 2021 all increased compared to the three and nine months ended September 30, 2020. However, the supply chain delays and labor shortages have extended our build cycle times. We have also intentionally limited our sales releases and delayed the release of speculative homes; however, we maintained a healthy monthly sales pace of 3.3 for the third quarter of 2021, a 15.8% decrease from the same period in the prior year. Additional information for each metric is provided below.

Average Active Selling Communities

	Three Months Ended September 30,
	2021	2020	Change
East	136	145	(6.2)%
Central	98	122	(19.7)
West	104	126	(17.5)
Total	338	393	(14.0)%

	Nine Months Ended September 30,
	2021	2020	Change
East	131	146	(10.3)%
Central	100	130	(23.1)
West	106	116	(8.6)
Total	337	392	(14.0)%

Average active selling communities for both the three and nine months ended September 30, 2021, decreased by 14.0% compared to the same periods in the prior year. The decrease is primarily attributable to early community close outs resulting from the strong housing demand experienced since the second half of 2020 causing active selling communities to sell out.
Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	1,279	1,548	(17.4)%	$742,449	$682,744	8.7%	$580	$441	31.5%
Central	921	1,133	(18.7)	577,477	537,265	7.5	627	474	32.3
West	1,172	1,744	(32.8)	840,963	946,439	(11.1)	718	543	32.2
Total	3,372	4,425	(23.8)%	$2,160,889	$2,166,448	(0.3)%	$641	$490	30.8%

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	4,358	4,085	6.7%	$2,334,431	$1,728,989	35.0%	$536	$423	26.7%
Central	2,843	3,042	(6.5)	1,661,934	1,398,896	18.8	585	460	27.2
West	4,085	4,217	(3.1)	2,680,460	2,221,838	20.6	656	527	24.5
Total	11,286	11,344	(0.5)%	$6,676,825	$5,349,723	24.8%	$592	$472	25.4%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.
East:
The number of net sales orders decreased by 17.4% for the three months ended September 30, 2021, and increased by 6.7% for the nine months ended September 30, 2021, compared to the same periods in the prior year. The decrease in net sales orders for the three months ended September 30, 2021, was primarily due to strategically limiting sales releases to optimize profitability, combined with supply chain disruptions which have elongated build cycle times. The increase in net sales orders for the nine months ended September 30, 2021, compared to the same period in the prior year was driven by demand in our Florida markets, including the 55-plus active lifestyle market, which has continued to remain strong since the onset of COVID-19.

Net sales values increased by 8.7% and 35.0%, respectively, for the three and nine months ended September 30, 2021. Market appreciation as well as product and geographical mix contributed to the change in average selling price for both comparative periods.

Central:
The number of net sales orders decreased by 18.7% for the three months ended September 30, 2021, and 6.5% for the nine months ended September 30, 2021, compared to the same periods in the prior year. The decrease in net sales orders for the three and nine months ended September 30, 2021, was a result of a decrease in average community count and strategically limiting sales releases to optimize profitability, combined with supply chain disruptions which have elongated build cycle times.

Net sales values increased by 7.5% and 18.8%, respectively, for the three and nine months ended September 30, 2021. Market appreciation and raising selling prices were the primary drivers for the increases in sales value.

West:
The number of net sales orders and sales value decreased by 32.8% and 11.1%, respectively, for the three months ended September 30, 2021, compared to the same period in the prior year. The decrease in net sales orders was primarily due to a decrease in average community counts which also contributed to the decline in net sales value. The decrease in net sales value was partially offset by an increase in average selling price. This increase in average selling price was primarily due to market appreciation.

Net sales orders decreased by 3.1% while net sales values increased by 20.6% for the nine months ended September 30, 2021, compared to the same period in the prior year. The sales order decrease was mainly due to reduced average community counts along with strategically limiting sales releases to optimize profitability, combined with supply chain disruptions which have elongated build cycle times. The increase in the net sales value was mainly due to market appreciation and product mix.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
East	5.6%	8.1%	5.5%	11.7%
Central	7.5%	12.1%	6.7%	16.3%
West	7.4%	9.4%	6.4%	13.9%
Total Company	6.7%	9.7%	6.1%	13.8%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased to 6.7% from 9.7% and 6.1% from 13.8% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. We believe the decrease in cancellations for the three and nine months ended September 30, 2021, compared to the prior year periods, was a result of the continued demand to secure housing as a result of low inventory levels, low interest rates, and price appreciation.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	3,729	2,603	43.3%	$2,090,661	$1,158,391	80.5%	$561	$445	26.1%
Central	2,995	2,331	28.5	1,760,401	1,119,626	57.2	588	480	22.5
West	3,549	2,827	25.5	2,272,904	1,474,011	54.2	640	521	22.8
Total	10,273	7,761	32.4%	$6,123,966	$3,752,028	63.2%	$596	$483	23.4%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total backlog units and total sales value increased by 32.4% and 63.2% at September 30, 2021, respectively, compared to September 30, 2020. The increase in backlog units and sales value was primarily due to a strong sales environment as a result of demand for housing and low interest rates. In addition, various supply chain disruptions and trade labor shortages have led to an increase in build cycle times, which contributed to an increase in backlog inventory.

Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	1,167	1,216	(4.0)%	$554,995	$499,212	11.2%	$476	$411	15.8%
Central	764	913	(16.3)	398,762	423,642	(5.9)	522	464	12.5
West	1,396	1,340	4.2	818,738	717,730	14.1	586	536	9.3
Total	3,327	3,469	(4.1)%	$1,772,495	$1,640,584	8.0%	$533	$473	12.7%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	3,464	3,298	5.0%	$1,564,206	$1,362,082	14.8%	$452	$413	9.4%
Central	2,246	2,791	(19.5)	1,101,681	1,270,215	(13.3)	491	455	7.9
West	3,706	3,353	10.5	2,114,417	1,743,921	21.2	571	520	9.8
Total	9,416	9,442	(0.3)%	$4,780,304	$4,376,218	9.2%	$508	$463	9.7%

East:
The number of homes closed decreased by 4.0%, while home closings revenue, net increased by 11.2% for the three months ended September 30, 2021, compared to the same period in the prior year. The decrease in homes closed was primarily due to extended build cycle times from delays in the supply chain and trade labor shortages. The increase in home closings revenue, net was primarily due to strong market demand driving sales price appreciation. For the nine months ended September 30, 2021, the number of homes closed and homes closing revenue, net increased by 5.0% and 14.8%, compared to the same period in the prior year, respectively. Our Florida market was the primary driver for the increase in home closings units for the nine months ended September 30, 2021, compared to the same period in the prior year. Product mix along with market price appreciation contributed to the increase in home closings revenue, net for the nine months ended September 30, 2021 compared to the same period in the prior year.
Central:
The number of homes closed and home closings revenue, net, decreased by 16.3% and 5.9%, respectively, for the three months ended September 30, 2021, and 19.5% and 13.3%, respectively, for the nine months ended September 30, 2021, compared to the same periods in the prior year. These decreases in both units and dollars were due to extended build cycle times from delays in the supply chain, increase in material cost and trade labor shortages. Geographical and product mix along with market price appreciation contributed to the increase in average selling price of homes closed for the three and nine months ended September 30, 2021, compared to the same period in the prior year.

West:
The number of homes closed and home closings revenue, net, increased by 4.2% and 14.1%, respectively, for the three months ended September 30, 2021 and 10.5% and 21.2%, respectively, for the nine months ended September 30, 2021, compared to the same periods in the prior year. The increase in both units and dollars was primarily due to strong sales orders in the latter half of 2020, which closed in 2021 combined with increases in selling prices.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
East	$11,987	$4,123	$7,864
Central	3,186	2,633	553
West	27,055	—	27,055
Total	$42,228	$6,756	$35,472

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
East	$27,643	$29,977	$(2,334)
Central	8,718	10,264	(1,546)
West	42,813	—	42,813
Total	$79,174	$40,241	$38,933

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. The land closings revenue in the West for the three months ended September 30, 2021 was due to the sale of certain projects in our Oregon market while the land closings revenue for the nine months ended September 30, 2021 also includes project sales in our Washington and Arizona markets.

Amenity and Other Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
East	$4,897	$4,206	$691
Central	—	—	—
West	289	437	(148)
Corporate	796	—	796
Total	$5,982	$4,643	$1,339

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
East	$14,754	$13,497	$1,257
Central	—	—	—
West	1,021	1,358	(337)
Corporate	1,087	24,717	(23,630)
Total	$16,862	$39,572	$(22,710)

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Urban Form operations which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. In the prior year, Urban Form sold an asset in the quarter ended March 31, 2020, generating $24.7 million in revenue.

Home Closings Gross Margin

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Home closings revenue, net	$554,995	$499,213	$398,762	$423,641	$818,738	$717,730	$1,772,495	$1,640,584
Cost of home closings	428,908	410,248	320,783	337,222	647,628	610,726	1,397,319	1,358,196
Home closings gross margin	$126,087	$88,965	$77,979	$86,419	$171,110	$107,004	$375,176	$282,388
Home closings gross margin %	22.7%	17.8%	19.6%	20.4%	20.9%	14.9%	21.2%	17.2%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Home closings revenue, net	$1,564,206	$1,362,082	$1,101,681	$1,270,215	$2,114,417	$1,743,921	$4,780,304	$4,376,218
Cost of home closings	1,238,056	1,133,448	888,162	1,036,691	1,712,384	1,502,784	3,838,602	3,672,923
Home closings gross margin	$326,150	$228,634	$213,519	$233,524	$402,033	$241,137	$941,702	$703,295
Home closings gross margin %	20.9%	16.8%	19.4%	18.4%	19.0%	13.8%	19.7%	16.1%
East:
Home closings gross margin percentage increased to 22.7% from 17.8% and to 20.9% from 16.8%, respectively, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year. The primary drivers for the increases were product mix, geographic mix and market appreciation compared to the same periods in the prior year.

Central:
Home closings gross margin percentage decreased to 19.6% from 20.4% and increased to 19.4% from 18.4% for the three and nine months ended September 30, 2021, respectively. The decrease in home closings gross margin percentage for the three months ended September 30, 2021 compared to the same period in the prior year was due to an increase in construction costs which was partially offset by an increase in average selling price. The increase in home closings gross margin percentage for the nine months ended September 30, 2021 compared to the same period in the prior year was driven primarily by market appreciation and product mix. In addition, in the current year we experienced cost synergies from our acquisition of WLH.

West:
Home closings gross margin percentages increased to 20.9% from 14.9% and to 19.0% from 13.8%, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in the prior year. The primary drivers for the increases were price appreciation from strong demand and product mix. In addition, homes closed during 2020 from WLH communities had lower home closings gross margins than legacy TMHC communities and we have since experienced cost synergies from these communities.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Financial services revenue	$29,721	$40,341	(26.3)%	$96,756	$97,158	(0.4)%
Title services revenue	6,950	5,789	20.1	18,571	14,780	25.6
Financial services revenue - other	1,375	1,321	4.1	4,176	3,849	8.5
Total financial services revenue	38,046	47,451	(19.8)%	119,503	115,787	3.2%
Financial services equity in income of unconsolidated entities	1,354	2,637	(48.7)	7,225	8,164	(11.5)
Total revenue	39,400	50,088	(21.3)	126,728	123,951	2.2
Financial services expenses	26,202	22,207	18.0	76,136	65,650	16.0
Financial services transaction expenses	—	1,442	(100.0)	—	8,880	(100.0)
Financial services income before income taxes	$13,198	$26,439	(50.1)%	$50,592	$49,421	2.4%
Total originations:
Number of Loans	2,254	2,355	(4.3)%	6,718	6,136	9.5%
Principal	$900,404	$843,744	6.7%	$2,621,103	$2,107,622	24.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Supplemental data:
Average FICO score	752	753	751	751
Funded origination breakdown:
Government (FHA,VA,USDA)	17%	17%	18%	16%
Other agency	79%	80%	79%	79%
Total agency	96%	97%	97%	95%
Non-agency	4%	3%	3%	5%
Total funded originations	100%	100%	100%	100%

Financial services revenue decreased by 19.8% and increased by 3.2% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decrease in revenue for the three months ended September 30, 2021, compared to the same period in the prior year was as a result of the prior year period's fair value of IRLC’s being at an all-time high, combined with offering, direct to customer, lender incentives beginning in the fourth quarter of 2020. The increase in financial services revenue for the nine months ended September 30, 2021 was primarily due to increased mortgage closings and an increase in capture rate, compared to the same period in the prior year.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 5.5% from 6.2% and to 5.9% from 6.5%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decrease was primarily driven by leverage from an increase in home closings revenue, net, as well as sustained leverage in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.0% from 2.8% and to 4.2% from 3.4% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increases were primarily due to the normalization in our spend in the current year as employees continue to return to the office, resume travel, and incur various expenses that had been reduced in 2020 in response to the COVID-19 pandemic.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $1.5 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively, and $9.3 million and $8.9 million for the nine months ended September 30, 2021 and 2020, respectively. Our joint ventures relating to our financial services segment experienced a decrease in income for the three and nine months ended September 30, 2021. The decreases in our financial services joint venture were partially offset by certain joint ventures in our home building operations which began closing units in 2021.

Other Expense, Net
Other expense, net was $47 thousand and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $7.4 million, respectively, for the nine months ended September 30, 2021 and 2020. The decreases in other expense for the three and nine months ended September 30, 2021 were primarily a result of higher acquisition-related costs on projects from 2020 we are no longer pursuing.

Transaction Expenses
We had no transaction expenses for the three and nine months ended September 30, 2021, compared with $4.8 million and $109.9 million of expenses, respectively, for the three and nine months ended September 30, 2020. Transaction expenses for the three and nine months ended September 30, 2020 consisted of acquisition related costs from the acquisition of WLH, which included investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs.

Income Tax Provision

The effective tax rate for the three and nine months ended September 30, 2021 was 23.5% and 23.2%, respectively, compared to 22.7% and 25.4% for the same periods in 2020, respectively. For the three months ended September 30, 2021, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to homebuilding activities. The effective tax rate for the nine months ended September 30, 2020 was driven primarily by expenses related to the acquisition of WLH which were not deductible for tax purposes.

Net Income
Net income and diluted earnings per share for the three months ended September 30, 2021 was $168.1 million and $1.34, respectively. Net income and diluted earnings per share for the three months ended September 30, 2020 was $114.8 million and $0.87, respectively. The increases in net income and diluted earnings per share from the prior year were primarily attributable to higher homebuilding revenues, net, and higher gross margin dollars.

Liquidity and Capital Resources
Liquidity

We finance our operations through the following:

•Cash generated from operations;
•Borrowings under our Revolving Credit Facilities;
•Our various series of Senior Notes;
•Mortgage warehouse facilities;
•Project-level real estate financing (including non-recourse loans, land banking, and joint ventures); and
•Performance, payment and completion surety bonds, and letters of credit.

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facilities to conduct our operations for the next twelve months.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2021	December 31, 2020
Total cash, excluding restricted cash	$373,407	$532,843
$800 Million Revolving Credit Facility	800,000	800,000
$100 Million Revolving Credit Facility	100,000	—
Letters of credit outstanding	(51,415)	(64,274)
$800 Million Revolving Credit Facility borrowings outstanding(1)	(100,000)	—
$100 Million Revolving Credit Facility borrowings outstanding	(26,692)	—
Revolving credit facilities availability	721,893	735,726
Total liquidity	$1,095,300	$1,268,569
(1) We intend to repay outstanding borrowings during the fourth quarter of 2021.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash used in operating activities was $103.5 million for the nine months ended September 30, 2021, compared to $798.0 million of cash provided by operating activities for the nine months ended September 30, 2020. The year-over-year fluctuation in cash used in operating activities during the nine months ended September 30, 2021 reflects a greater spend on real estate inventory, land deposits, and an increase in mortgages held for sale. These increases were partially offset by a significantly higher net income during the 2021 period. In addition, during the nine months ended September 30, 2020, we reduced spend on land acquisition and development, all non-essential operating expenses and capital expenditures to mitigate the financial uncertainty of COVID-19.

Investing Cash Flow Activities
Net cash used in investing activities was $43.3 million for the nine months ended September 30, 2021, compared to $297.5 million for the nine months ended September 30, 2020. The decrease in cash used in investing activities was primarily due to the significant use of cash in the WLH acquisition in the prior year period. This was partially offset by an increase in net cash investments of capital in unconsolidated entities.

Financing Cash Flow Activities
Net cash used in financing activities was $12.3 million for the nine months ended September 30, 2021, compared to $280.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we used cash for the repayments of Senior Notes that was partially offset by borrowings of $485.0 million on our $800 Million Revolving Credit Facility as a precautionary measure as a result of COVID-19. During the nine months ended September 30, 2021, we had an increase in cash used for repurchasing of common stock that was partially offset by increased borrowings on our various mortgage warehouses.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facilities, see Note 8 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of September 30, 2021

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

For the quarter ended, September 30, 2021, total cash invested in unconsolidated joint ventures was $31.8 million.

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2021 and December 31, 2020, the aggregate purchase price of these contracts was $944.2 million and $760.4 million, respectively.

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
Critical Accounting Policies
There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2021, approximately 89% of our debt was fixed rate and 11% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of September 30, 2021, we had $126.7 million outstanding borrowings under our $800 Million Revolving Credit Facility and $100 Million Revolving Credit Facility. We had $721.9 million of additional availability for borrowings under the Credit Facilities including $148.6 million of additional availability for letters of credit under our $800 Million Revolving Credit Facility as of September 30, 2021 (giving effect to $51.4 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 8, Debt to the Condensed Consolidated Financial Statements included in this quarterly report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2021. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2021	2022	2023	2024	2025	Thereafter	Total
Fixed Rate Debt	$94.0	$148.4	$449.3	$358.0	$13.8	$1,793.3	$2,856.8	$3,076.0
Weighted average interest rate(1)	2.9%	2.9%	5.1%	5.7%	2.9%	5.7%	5.3%
Variable Rate Debt(2)	$362.4	$—	$—	$—	$—	$—	$362.4	$362.4
Weighted average interest rate	1.9%	—	—	—	—	—	1.9%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at September 30, 2021, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2021.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended September 30, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1 to July 31, 2021	625,533	$26.63	625,533	$175,000
August 1 to August 31, 2021	1,920,254	27.83	1,920,254	121,567
September 1 to September 30, 2021	763,409	$28.25	763,409	$100,000
Total	3,309,196		3,309,196

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

3.3	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2018).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of C. David Cone, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (and contained in Exhibit 101).
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	October 27, 2021
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. David Cone
C. David Cone
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)