Form 10-K
period 2021-12-31
Taylor Morrison Home Corp
filed 2022-02-23
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter was $3,284,625,470, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the issuer’s common stock, as of February 23, 2022:

Class	Outstanding
Common Stock, $0.00001 par value	121,291,630
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

i

Available Information

Information about our company and communities is provided on our website at www.taylormorrison.com (the “Taylor Morrison website”). The information contained on or accessible through the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Ethics and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “Corporate Governance.” To the extent required by the SEC's rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

We were incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and our telephone number is (480) 840-8100.

Forward-Looking Statements

Certain information included in this Annual Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as, but not limited to, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “will,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of our strategy or future operating or financial performance. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this Annual Report on Form 10-K, including those described below and under the heading “Risk Factors” in Part I, Item 1A and below under the heading "Summary of Material Risks".

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

•the scale and scope of the ongoing novel coronavirus (“COVID-19”) global pandemic;
•changes in general and local economic conditions;
•slowdowns or severe downturns in the housing market;
•homebuyers’ ability to obtain suitable financing;
•increases in interest rates, taxes or government fees;
•shortages in, disruptions of and cost of labor;
•higher cancellation rates of existing home sales contracts;
•competition in our industries;
•any increase in unemployment or underemployment;
•inflation or deflation;
•the seasonality of our business;
•the physical impacts of climate change and the increased focus by third-parties on sustainability issues;
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
•our ownership, leasing or occupation of land and the use of hazardous materials, and any related liabilities;
•negative publicity or poor relations with the residents of our communities;
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
•provisions in our charter, bylaws and Delaware Law that may delay or prevent an acquisition by a third party; and
•provision in our charter that provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders.

PART I

ITEM 1. BUSINESS

General Overview

Taylor Morrison Home Corporation (“TMHC”) is one of the largest public homebuilders in the United States and has been named America's Most Trusted Homebuilder® for seven consecutive years (as awarded by Lifestory Research). We are also a land developer, with a portfolio of lifestyle and master-planned communities. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and 55-plus active lifestyle (formerly referred to as active adult) buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We have grown organically and through multiple builder acquisitions. We completed five acquisitions within a five year period from 2015 through 2020. These acquisitions marked our initial entrance into several markets from the Southeastern part of the United States to the Pacific Northwest. Such markets included Atlanta, Charlotte, Raleigh, Las Vegas, Seattle and Portland.

We leverage our core homebuilding and land acquisition expertise in alternative ways by operating strategic real estate related businesses.
•We provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).
•Through a wholly-owned subsidiary, we also develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name,
•We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We are in multiple markets including Austin, Charlotte, Dallas, Houston, Orlando, Phoenix, Tampa, and Sarasota. We plan to expand into additional markets during 2022. We began accepting leases in the Phoenix market in 2021, with move in dates in 2022. We also anticipate homes in additional markets will be available for rent during 2022, and once the communities reach stabilized rental levels, we will evaluate potential exit/hold for investment strategies.

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
2021 Highlights and Recent Developments

Our financial and operational highlights for the year ended December 31, 2021 are summarized below:

•We generated $7.5 billion in total revenue and $7.2 billion in home closings revenue for the year ended December 31, 2021, increases of 22.4% and 22.3%, respectively, compared to the prior year's total revenue and home closings revenue.
•We closed nearly 13,700 homes, an increase of 9.4% from the prior year, with a home closings gross margin of 20.3% and average selling price of $524,000 for the year ended December 31, 2021, compared to 16.6% gross margin and $468,000 average selling price, respectively, for the year ended December 31, 2020.
•Net income and diluted earnings per share for the year ended December 31, 2021 were $663.0 million and $5.18, respectively, compared to $243.4 million and $1.88, for the year ended December 31, 2020, respectively.

•Net sales orders value for the year ended December 31, 2021 was $8.7 billion, an increase of 19.0% compared to the prior year.
•We ended 2021 with $5.8 billion in sales order backlog, an increase of 36.2% compared to the prior year.
•At December 31, 2021, we owned and controlled approximately 77,000 homebuilding lots.
•We repurchased 9.9 million TMHC shares for $281.4 million during the year ended December 31, 2021.
•For the last seven consecutive years, we were awarded America’s Most Trusted Home Builder® by Lifestory Research.
•For the fourth year in a row, we were honored by Bloomberg's Gender-Equality Index.
•We are ranked #452 on the Fortune 500 List.
•Our CEO was recognized with the Hearthstone BUILDER Humanitarian Award.

Business Strategy

We have short and long-term priorities and strategies which are built on the following pillars:

Short-term priorities
•streamlining our processes to build operational effectiveness;
•continue to employ strategic land initiatives to improve capital position;
•product optimization, innovation, simplification and standardization;
•continuing to enhance the customer experience; and
•expanding our Build-to-Rent operations.

Long-term strategies
•opportunistic land acquisition of prime assets in core locations;
•building distinctive communities driven by consumer preferences;
•maintaining a cost-efficient culture; and
•appropriately balancing price with pace in the sale of our homes.

Our short-term priorities were established to enhance and refine our current operations. As a result of our acquisitions over the years, we have focused on integrating multiple companies, and now we believe we are well positioned to implement processes and procedures throughout our organization which will enhance efficiency and ultimately, operational effectiveness.

Land infrastructure has always been a long-term strategy for our business, and we believe we have been successful in locating and purchasing land in desirable locations which offer strong returns. In addition, we have and will continue to take advantage of joint venture and land banking opportunities as they arise in order to secure prime assets, share risk and maximize returns.

We have focused on identifying key locations and markets to successfully launch our operations of Build-to-Rent. We accepted leases in the Phoenix market during 2021, with move in dates in 2022. We also anticipate homes in additional markets will be available for rent during 2022. We are evaluating the initial results to allow for us to make any necessary changes or enhancements as we launch in other markets.

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

Our dedication to service defines our customer experience and acknowledges homeowners’ suggestions to incorporate style, quality and sustainability into every community we develop. We offer a range of award-winning and innovative designs with a number of features such as single-story, multi-story, multi-family, higher density living, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to diverse buyer needs. We engage architectural firms and internal architectural resources to develop and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. Our TM LiveWell program provides homeowners with a robust suite of healthy home features and technologies focused on providing healthier air, cleaner water, and safer paint.

We acquire our land assets in core locations, focusing on the preferences of our buyers, building desirable communities, continually evaluating and analyzing overhead efficiency and optimizing profit by managing volume. In addition, we seek to maximize long-term shareholder value and operate our business to capitalize on market dynamics and mitigate risks from economic downturns as we recognize the cyclical nature of the housing industry. We regularly assess our capital allocation strategy to drive shareholder return. This strategy is built on several primary pillars -
•reinvest in core homebuilding operations,
•seek additional growth opportunities through mergers, acquisitions, other land investment and joint venture strategies,
•optimize debt leverage,
•reinvest in ancillary business opportunities within the industry, and
•the repurchase of our common stock.

We believe our land positioning and pipeline have positioned us for strategic growth. We execute this strategy by:

•Optimizing our existing land supply through enhanced product offerings;
•Combining land acquisition and development expertise with homebuilding operations;
•Focusing product offerings on specific consumer segments;
•Building quality homes for our customers and focusing on superior customer service;
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

We are party to various land banking arrangements which allow us to acquire land in staged takedowns, while limiting risk and retaining cash. These third-party entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. Such lots are included in our controlled lots for the year ended December 31, 2021.

Our land portfolio as of December 31, 2021 and 2020 is summarized below:

	As of December 31, 2021
	Owned Lots						Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Other Assets(1)	Total	Total	Total
East	1,036	9,126	6,495	—	5,298	21,955	8,909	30,864
Central	817	7,625	5,493	—	—	13,935	10,167	24,102
West	2,164	7,885	7,372	—	—	17,421	9,686	27,107
Total	4,017	24,636	19,360	—	5,298	53,311	28,762	82,073
(1) Other assets are owned lots, but not considered in our total homebuilding owned lots.

	As of December 31, 2020
	Owned Lots						Controlled Lots	Owned and Controlled Lots
	Raw	Partially Developed	Finished	Long- Term Strategic Assets	Other Assets(1)	Total	Total	Total
East	602	10,223	6,822	158	5,298	23,103	3,937	27,040
Central	3,162	4,658	5,734	—	—	13,554	9,650	23,204
West	3,268	4,614	8,840	—	—	16,722	8,318	25,040
Total	7,032	19,495	21,396	158	5,298	53,379	21,905	75,284
(1) Other assets are owned lots, but not considered in our total homebuilding owned lots.

Raw land represents property that has not been developed and remains in its natural state. Partially developed represents land where the grading and horizontal development process has begun. Finished lots represent those lots which we have purchased from third parties in addition to lots for which we have completed the horizontal development process and are ready for the vertical or homebuilding construction. Long-term strategic assets are those lots where we are currently not performing any development. Controlled lots represent lots in which we have a contractual right, generally through an option contract or land banking arrangement, to an underlying real estate asset. Other assets include a combination of commercial parcels and residential lots.

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

The following is a summary of the book value of our land positions:

(Dollars in thousands)	As of December 31, 2021		As of December 31, 2020
Development Status	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	4,017	$178,952	7,032	$239,554
Partially developed	24,636	1,568,967	19,495	1,215,419
Finished	19,360	2,119,128	21,396	2,388,177
Long-term strategic assets	—	—	158	13,462
Total homebuilding owned lots	48,013	3,867,047	48,081	3,856,612
Other assets(1)	5,298	98,939	5,298	117,127
Total owned lots	53,311	$3,965,986	53,379	$3,973,739
(1) The decrease in book value of land and development relates to the sale of parcels of commercial assets which are excluded from the owned lots presented in the table.

As of December 31, 2021 and 2020, the allocation of lots held in our land portfolio, by year acquired, was as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2021	As of December 31, 2020
Acquired in 2021	25%	—%
Acquired in 2020	30%	39%
Acquired in 2019	13%	17%
Acquired in 2018	28%	34%
Acquired in 2017 and prior	4%	10%
Total	100%	100%

Homes in Inventory

We manage our inventory of homes under construction by selectively commencing construction to capture new home demand, while monitoring the number and aging of unsold homes.

The following is a summary of units in inventory by homebuilding reporting segment as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021				As of December 31, 2020
	Sold Homes in Backlog(1)	Models	Showcase Homes(2)	Total	Sold Homes in Backlog	Models	Showcase Homes(2)	Total
East	3,219	26	801	4,046	2,835	230	473	3,538
Central	2,787	39	420	3,246	2,398	160	134	2,692
West	3,108	132	807	4,047	3,170	378	406	3,954
Total	9,114	197	2,028	11,339	8,403	768	1,013	10,184
(1)Sold homes in backlog represents homes under contract including homes sold but not yet started. We expect that by the end of 2022 we will deliver substantially all sold homes in backlog at December 31, 2021.
(2)Previously referred to as speculative homes.

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

Each community has employees who perform construction management, sales and customer service functions, in conjunction with a local management team to manage the overall project.

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

Sources and Availability of Raw Materials

Based on local market practices, we either directly, or indirectly through our subcontractors, purchase drywall, cement, steel, lumber, insulation and the other building materials necessary to construct a home. While these materials are generally widely available from a variety of sources, from time to time we experience material shortages on a localized basis which can substantially increase the price for such materials and our construction process can be slowed. We experienced numerous, generally widespread, supply chain disruptions caused by labor and material shortages throughout 2021 with the second half of the year being the most heavily impacted. These shortages resulted in significant cost inflation and negatively impacted the timing of our closings.

Trade Labor

Our construction, land and purchasing teams coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices can be challenging in some markets as a result of the uneven industry growth and recent economic factors such as supply chain disruptions. Since the onset of the COVID-19 pandemic, we have also been challenged by limitations on the number of tradespeople permitted at construction sites as a result of social distancing measures.

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

Warranty Program

Our homebuilding operations generally offer a one-year limited warranty to cover various defects in workmanship or materials, a two-year limited warranty on certain systems (such as electrical or cooling systems), and a ten-year limited warranty on structural defects. In addition, we honor any outstanding warranties related to our acquired companies. Any covered item will be repaired or replaced to conform to approximately the original quality standards of the home at the time of closing. We also currently provide third-party warranty coverage on homes where required by Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) regulations. From time to time, we evaluate our warranty offerings, including third-party warranty coverage, taking into account market changes and regulatory requirements.

Sales and Marketing

We are committed to continuously enhancing our customer experience, including how we target and attract our consumers. Our marketing program calls for a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient and cost-effective manner. Our corporate sales and marketing team provides a centralized marketing framework across our regional operations as well as operational sales strategy and training among our local teams. Our divisional marketing teams utilize corporate supplied messaging that is localized for relevance to our consumer groups in each market. Our advertising and digital media strategy is managed centrally but allows for division variance by size of division, cost of media, inventory count, number of community openings, seasonality, and a variety of other factors.

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

The central element of our marketing platform is our web presence at www.taylormorrison.com (none of the information on or accessible through this website is a part of this Annual Report). In 2021, we continued to evolve our full suite of online tools to further enhance our online customer experience. While many of these new online products were already contemplated in our digital roadmap, the global pandemic and spread of COVID-19 accelerated our implementation in 2020. In 2021, experiential e-commerce became essential to all companies that are selling online. We enhanced our interactive, experiential and highly tailored pathways to buy a home completely online and we believe our customers are adapting well to this new way of home shopping. In 2021, we conducted two rounds of qualitative and quantitative consumer research with a third-party research firm to further refine our tools. These tools include 1) a state-of-the-art customized chatbot to help provide information, engage the shopper and capture the lead; 2) online appointments to help customers schedule an appointment with ease and speed; 3) self-guided tours to allow customers to tour our homes privately, safely and outside of normal business hours; and 4) online home reservations that allow shoppers to reserve a home online. In 2021, we debuted our Venture communities where shoppers seamlessly continue their online shopping experience by visiting one of our model homes via a self-guided, in-person tour. These tools have proved to be instrumental to our online/virtual sales success in 2021 and beyond. Customers may also use the website to make inquiries and to receive a prompt response from one of our “Internet Home Consultants.” This platform was centralized in recent years, providing coverage for all divisions seven days a week—improving our customers' experience and developing consistency across the country. The website is fully integrated with our customer relationship management ("CRM") and lead scoring system. By analyzing the content of the CRM, we are able to focus our lead generation programs to deliver high-quality sales leads. With these leads we are better able to increase sale conversion rates and lower marketing costs. We believe the digital marketing strategy for our websites, which is continually reviewed and refined, provides high return on our investments. The synergies and enhanced performance realized from our Internet Sales Program throughout 2021 have positioned us to move to the next phase of our online sales strategy integrating our suite of online sales tools and resources allowing us to offer our customers a complete online sales solution.

We selectively utilize traditional advertising such as print, directional marketing, newspapers, billboards and radio at the local level. We also directly notify local real estate agents and firms of new community openings in order to benefit from existing real estate agent/broker channels in each market. Pricing for our homes is evaluated weekly based on an analysis of market conditions, competitive environment and supply and demand characteristics.

We use furnished model homes as a marketing tool to demonstrate the advantages of the designs, features and functionality of our homes and to enhance visitor experience. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes for each active selling community. In 2021, we launched a national model home program standard known as Portrait, aligned with a select group of design firms. These firms will implement our Taylor Morrison standards based on a defined blueprint implementing national programs, such as Canvas, into our model homes with defined costs, pricing, predictable delivery time frames, integrated marketing programs and a model store front that conveys the customer preferences we have identified. Our Canvas design package program was launched nationally 2021. This includes our curated design packages which are created based on consumer preference, take rate analytics and product procurement availability. This standardized approach not only allows us to create more predictable results, but also time synergies, cost benefits and support of our digital online sales strategy. Furthermore, the debut of our new Venture communities brings together our online tools along with our Portrait and Canvas programs providing a next-level digital home buying platform that offers the customer real-person guidance, when needed, and independence in the home shopping experience. Customers can experience our communities and model homes at their convenience without being physically accompanied by a sales person, with support through integrated technology throughout the model home experience. From a sales operations perspective, our focus on business simplification is paramount engaging data to refine our strategic selling strategy. Operational efficiencies have included standardized processes, disciplined strategic activities and also execution of national programs.

Our homes are sold by our commissioned team members who work from sales offices generally located within our model homes. Our goal is to ensure our sales force has extensive knowledge of our homes, including our energy efficient features, sales strategies, mortgage options and community dynamics. To achieve this goal, we have on-going training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options and sales techniques and geographic competition. Our sales team members are licensed real estate agents where required by law and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types and amount of incentives depends largely on existing economic and local competitive market conditions. The consumer demand for online sales tools and the evolution of the digital homebuying experiences has engaged synergies among our internal and external commission programs.

Competition

We operate in a very competitive environment with competition from a number of other homebuilders in each of our markets. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts and local realtor and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market.

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

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality in net homes sold, homes closed and home closings revenue, a summary of the quarterly financial data follows:

	Three Months Ended,
	2021				2020
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	31%	24%	23%	22%	23%	23%	29%	25%
Home closings revenue	19%	23%	25%	33%	22%	25%	28%	25%
Income before income taxes(1)	15%	19%	26%	40%	(9)%	26%	46%	37%
Net income(1)	15%	19%	25%	41%	(12)%	27%	46%	39%
(1)2020 includes the impacts of one-time costs relating to the acquisition of William Lyon Homes (“WLH”). The three months ended March 31, 2020 was materially impacted by such costs as the acquisition was completed during that quarter.

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

Inspired Title operates as a title insurance agent providing title and escrow services. Inspired Title searches and examines land title records, prepares title commitments and polices for acquired land and homebuyers in our Florida, Georgia, North Carolina, South Carolina, Arizona, Nevada, Colorado and Texas markets, contracting with agents in other markets where title insurance underwriters and attorneys perform the escrow closing functions. Inspired Title competes against other title underwriters and title/escrow agents that provide similar services.

TMIS operates as an insurance agency utilizing third-party carriers that specialize in homeowner’s insurance for new homes and offers other insurance products such as auto, flood and universal for homebuyers in all of our markets. TMIS competes against other insurance agencies that provide similar services.

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

In addition, we believe we have the responsibility of creating communities and neighborhoods which will have long-lasting, positive impacts on their environments and the people who live in them. As such, we are committed to integrating sustainable values into all aspects of our business. This commitment to sustainability, our communities and our team is highlighted in our latest Environmental, Social and Governance (ESG) Report available on our website.

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

Human Capital

As of December 31, 2021, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,500 were engaged in corporate and homebuilding operations, and the remaining approximately 500 were engaged in financial services. As of December 31, 2021, none of our employees were covered by collective bargaining agreements. We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for some architectural, engineering, advertising and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.

The people who work for our company are our most valuable resources and are critical to our continued success and execution of our strategies. Our People Services team focuses on attracting, promoting and retaining qualified employees with the expertise needed to manage and support our operations. Our top division and regional leaders average over seven years of tenure with us. In addition, our executive leadership who are responsible for setting our overall strategy average approximately 14 years with us, and many of them have worked their entire careers in the homebuilding industry.

To attract and retain top talent in our industry, we offer our employees a broad range of company-paid benefits and highly competitive compensation packages. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, various wellness programs and tuition reimbursement, along with other optional benefits designed to meet individual needs. We engage third party compensation and benefits consulting firms to evaluate our programs and benchmark them against our peers. We believe it is essential to provide opportunities for growth and development to recruit top talent in the labor environment. We offer over 5,000 online courses through our learning system, as well as various leadership programs designed for those in different stages of their leadership journey.

We believe in recognizing and promoting future leaders from within our organization and making diversity, equity, and inclusion (“DEI”) an ongoing important priority. We provide courses which focus on adherence to company policies on DEI, and our leadership team hosts town hall meetings within the organization to ensure employees have a voice, awareness, and commitment to DEI. In addition, we have established subcommittees consisting of diverse team members who meet quarterly to help inform our National DEI Committee's agenda, as well as our overall DEI strategy. Our leadership team is committed to creating a collaborative and inclusive work environment and continues to develop initiatives, policies and procedures to foster greater DEI. At December 31, 2021, our workforce consisted of approximately 46% females and of these 19% were in managerial roles. The Company has and will continue to demonstrate that there is an open door and a path to leadership for all team members at any level of our company. Accordingly, we are proud to have been included for the fourth consecutive year as one of only 418 companies, and the only U.S. homebuilder, on the 2022 Bloomberg Gender-Equality Index (GEI), fostering greater transparency and an inclusive work environment in a traditionally male-dominated industry.

The safety of our employees, customers, and third party vendors is one of management’s top priorities. Since the onset of the COVID-19 pandemic, our leadership team has utilized a COVID Task Force which continues to meet regularly to discuss, among other things, recent infection and related trends and the latest Center for Disease Control recommendations. The Task Force determines the appropriate protocols and procedures to maintain health and safety within the organization and with our customers and trade partners. We continue to review and adjust our protocols and procedures to ensure the safety of all parties as well as to ensure all of our locations are operating within applicable local, state, and national guidelines and mandates.

ITEM 1A. RISK FACTORS
Risks related to the ongoing COVID-19 pandemic

The ongoing COVID-19 global pandemic could adversely affect our business, operating results, cash flows and financial conditions to an extent that is difficult to predict.

The ongoing COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant economic, financial, and other disruptions. The pandemic has also exacerbated many of the other risks discussed in this “Risk Factors” section.

In 2021, the global economy, with certain setbacks, began reopening, and wider distribution of vaccines has encouraged greater economic activity. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect our results and financial condition. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures.

The ongoing COVID-19 pandemic has adversely affected economies and financial markets across the globe. Although our operations were strong during fiscal 2021, the extent to which the COVID-19 pandemic will affect our business, financial condition, results of operations, liquidity and prospects in the future remains uncertain and will depend on future developments, including the duration and intensity of the pandemic, the emergence of new variants of the virus, the acceptance of vaccines, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict. The scale and scope of the ongoing pandemic could heighten the potential adverse effects of the risk factors discussed in this section, including the following factors:

•A decrease in consumer confidence generally and the confidence of potential homebuyers in particular,
•Unfavorable general and local economic conditions for our customers, the markets in which we operate and the homebuilding industry generally, including a slowdown or severe downturn in the housing market,
•Potential delays in home closings or higher rates of cancellations,
•A disruption to our financial services businesses, including our ability to sell and service the mortgages that we originate, as a result of evolving government regulation, liquidity concerns or otherwise,
•Increased costs associated with compliance with substantial government regulation, including new laws or regulations or changes in existing laws or regulations, such as the classification of residential construction as “essential” business in the markets in which we operate and any changes to such classification, which laws or regulations may vary significantly by jurisdiction,
•Economic and market conditions affecting the value of our land inventory or our option contracts or our investments in unconsolidated entities,
•An increase in unemployment levels leading to a potential decrease in demand for our homes and/or an increase in the number of loan delinquencies and property repossessions,
•Increase in the cost or availability of building materials, particularly lumber, or the availability of subcontractors, vendors or other third parties,
•Demand from foreign buyers for our homes, particularly due to the widespread impact of the COVID-19 pandemic,
•Fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity, and
•Cyberattacks or other privacy or data security incidents due to the increased use of remote work environments and virtual platforms.

Additionally, we may encounter delays in responsiveness by governments, municipalities, and other third parties in other matters arising in the ordinary course of business due to their prioritization of matters relating to COVID-19 and potential staffing shortages, including but not limited to the timely issuance of building permits, inspections, and entitlement approvals.

Risks related to our industry, business and economic conditions

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•short- and long-term interest rates;
•inflation;
•housing affordability;
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
•inclement weather and natural disasters, including risks associated with global climate change, such as increased frequency or intensity of adverse weather events;
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

If homebuyers are not able to obtain suitable financing, our sales may decline.

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit may fluctuate due to various factors, including regulatory changes, that may cause a more conservative risk tolerance by lenders resulting in increased levels of scrutiny of a borrower’s ability to repay. This includes those mortgages meeting the requirements of the Qualified Mortgage Definition under the Truth-In-Lending Act (Regulation Z). Investors are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers or our existing customers’ ability to resell their homes. While we typically do not write contracts to purchase contingent upon a customer’s sale of their existing home, our sales contracts do include a financing contingency that permits the customer to terminate their contract in the event they have applied for financing with the Affiliated Lender (builder's approved lender) in accordance with the terms of the purchase agreement and are unable to qualify.

The liquidity provided by government sponsored entities, such as Fannie Mae and Freddie Mac, as well as Ginnie Mae, the FHA and the VA, to the mortgage industry has been very important to the housing market. If Fannie Mae and Freddie Mac were dissolved, or if the federal government tightened their borrowing standards or determined to stop providing liquidity support to the mortgage market (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

FHA-insured mortgage loans generally have lower down-payment requirements and qualification standards compared to conventional guidelines and, as a result, the FHA continues to be a particularly important source for financing the sale of our homes. Lenders have taken and may continue to take a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Under President Trump, FHA-insured loans did not receive a previously scheduled 0.25% reduction on mortgage insurance premiums initiated by the Obama Administration.

In each of our markets, decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt. Even if potential homebuyers do not themselves need mortgage financing (e.g., potential homebuyers financing their home purchase via a sale of their existing home), increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could prevent the buyers of our potential homebuyers’ existing homes from obtaining a mortgage, which would result in our potential homebuyers’ inability to buy a new home from us. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. If our customers (or potential buyers of our customers’ existing homes) cannot obtain financing, our sales and results of operations could be adversely affected.

Increases in interest rates, taxes (or changes in deductibility) or government fees could prevent potential customers from buying our homes and adversely affect our business or financial results.

Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment. This, in turn, could adversely impact demand for, and sales prices of, homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. Interest rates have been at historic lows for the last several years, which has made the homes we sell more affordable. During 2020 and 2021, the Federal Reserve took several steps to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. However, in early 2022, in light of increasing signs of inflation, the Federal Reserve indicated that it foresees up to a three quarter-percentage point increase in its benchmark interest rate in 2022, beginning as early as March 2022, and any such increases could adversely affect our business.

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

Labor shortages can be further exacerbated as demand for housing increases. Any of these circumstances could give rise to delays and increased costs developing one or more of our communities and building homes. In addition, the vast majority of our work carried out on site is performed by subcontractors. In the past, reduced levels of homebuilding in the United States has led to some skilled tradesmen leaving the industry to take jobs in other sectors. For example, during 2021 we experienced numerous, generally widespread, supply chain disruptions, including labor shortages. If subcontractors are not able to recruit sufficient numbers of skilled employees, including as a result of employee illness, quarantine, unwillingness to return to work or vaccine and/or testing mandates related to the ongoing COVID-19 pandemic, our development and construction activities may suffer from delays and quality issues, which would also lead to reduced levels of customer satisfaction. Further, the cost of labor may also be adversely affected by inflation and changes in immigration laws and trends in labor migration. We may not be able to recover increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

If, for example, prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes, current homeowners find it difficult to sell their current homes, homebuyers are concerned about rising inflation, or there is a downturn in local or regional economies or in the national economy, U.S. homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages.

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

We operate in a very competitive environment with competition from a number of other homebuilders in each of our markets. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, local realtor and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market. Additionally, some of our competitors have longstanding relationships with subcontractors and suppliers in markets in which we operate and others may have greater financial resources or lower costs than us. Competitive conditions in the homebuilding industry could make it difficult for us to acquire suitable land at acceptable prices, cause us to increase selling incentives, reduce prices and/or result in an oversupply of homes for sale. These factors have adversely affected demand for our homes and our results of our operations in the past and could do so again in the future.

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

According to the U.S. Bureau of Labor Statistics (“BLS”), the U.S. unemployment rate was 3.9% as of December 2021, and the labor force participation rate was 61.9% which is 1.5 percentage points lower than in February 2020. While the recent drop in unemployment rate is an encouraging sign, the labor force participation statistics potentially reflect the continuing impact of the COVID-19 pandemic as some workers leave the labor force entirely. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments or qualifying for new mortgage financing. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

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

Physical impacts of climate change as well as the increased focus by investors and other stakeholders on sustainability issues, could increase our costs, damage our reputation and/or otherwise adversely impact our operations or stock price.

Some of our business is in areas that are particularly vulnerable to the physical impacts of climate change, such as from the increased frequency and severity of storms, flooding, sustained rainfall, wildfires, and drought. For example, winter storms and unseasonably cold weather in Texas, last year left millions in the state without electricity and significantly impacted utility prices in the area. Such severe weather events can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. Furthermore, if our insurance does not fully cover our costs and other losses from these events, including those arising out of related business interruptions, our earnings, liquidity, or capital resources could be adversely affected.

Additionally, increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, monitor and report. These factors may alter the environment in which we do business and may increase our ongoing costs of compliance and adversely impact our results of operations, cash flows, and stock price. If we are unable to adequately address such ESG matters or we or our subcontractors fail to comply with all related laws, regulations, policies and expectations, it could negatively impact our reputation and our business results.

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

We maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor's indemnity and warranty arrangements and our reserves together will be adequate to address all of our warranty and construction defect claims in the future. We record changes in estimates to pre-existing reserves as needed. For example, we recorded a reserve for construction defect remediation isolated to one specific community in the Central region for the year ended December 31, 2019 and have since adjusted this reserve as necessary. The reserve estimate is based on assumptions, including but not limited to, the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.

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

We own and purchase a large number of sites each year and are therefore dependent on our ability to process a very large number of transactions and make a number of budgetary assumptions which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments efficiently and accurately. If we do not manage this process efficiently or our estimates for development costs are not accurate, it could result in the community not generating the returns we expected when underwriting the project and acquiring the property.

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

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. During 202l,we experienced numerous, generally widespread, supply chain disruptions, including labor shortages. These shortages and interruptions resulted in significant cost inflation and negatively impacted the timing of our closings and the pace of our sales as we intentionally metered sales to better manage these supply chain disruptions and challenges. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages and related cost increases. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events, catastrophic storms, other severe weather or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. Additionally, pricing for raw materials may be affected by various other national, regional and local economic and political factors. For example, in recent years the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies may in the future have significant impacts on the cost to construct our homes, including by causing disruptions or shortages in our supply chain and/or negatively impacting the U.S. regional or local economies. Additionally, we may be unable to pass increases in construction costs on to our customers who may have already entered into purchase contracts.

We have significant operations in certain geographic areas, which subjects us to an increased risk of lost revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.

We currently operate in several states with a concentration in the Western United States and a significant presence in California. Negative factors affecting one or a number of the geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations. To the extent that regions in which our business is concentrated are impacted by an adverse event, we could be disproportionately affected compared to companies whose operations are less geographically concentrated.

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

We have provided non-recourse carve-out guarantees to certain third-party lenders to our unconsolidated joint ventures (i.e., guarantees of losses suffered by the lender in the event that the borrowing entity or its equity owners engage in certain conduct, such as fraud, misappropriation of funds, unauthorized transfers of the collateral or equity interests in the borrowing entity, or the borrowing entity commences a voluntary bankruptcy case, or the borrowing entity violates environmental law, or hazardous materials are located on the property, or under other circumstances provided for in such guarantee or indemnity). In the future, we may provide other guarantees and indemnities to such lenders, including secured guarantees, in which case we may have increased liability in the event that a joint venture defaults on its obligations to a third party.

If the other partners in our unconsolidated joint ventures do not cooperate or fulfill their contractual obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the joint venture agreement, potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated joint ventures we cannot exercise sole decision-making authority, which could create the potential risk of impasses on decisions and prevent the joint venture from taking, or not taking, actions that we believe may be in our best interests. In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the venture to continue ownership. In the event a joint venture is terminated or dissolved, we could also be exposed to lawsuits and legal costs.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records, including information provided by our customers. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption, failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources could impair our operations, damage our reputation, expose us to significant costs to restore these networked resources and cause us to lose customers, sales and revenue.

Privacy, security, and compliance concerns have continued to increase as technology has evolved. Further, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. The increase in the frequency and scope of cyber-attacks during the pandemic exacerbates data security risks. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. While we have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies, and have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies, and, to date, have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, our security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and may increase and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. If we fail to maintain the security of the data we are required to protect, or if we were to be subject to a material successful cyber intrusion, such occurrences could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and operating results.

Additionally, state governments, most notably California, Nevada, and Colorado, have enacted or enhanced their data privacy regulations, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as such risks become increasingly complex or if new or changing requirements are enacted, and ultimately based on how individuals choose to exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative),

which will increase data privacy requirements for our business when its provisions take effect in 2023. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.

We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions of businesses, and the anticipated benefits may never be realized.

As a part of our business strategy, we may make acquisitions, or significant investments in, businesses. Any future acquisitions, investments and/or disposals are accompanied by risks such as:

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

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing the discharge of pollutants to water and air, stormwater run-off, the presence of and exposure to asbestos, the handling of hazardous materials and the cleanup of contaminated structures and properties. Further, some environmental laws (including many addressing releases of hazardous substances) impose strict liability, which means that we may be held liable for environmental conditions on property we own, or previously owned, which we did not create or know about, or which resulted from conduct that was lawful. Contamination or other environmental conditions at or in the vicinity of our developments could also result in claims against us for personal injury, property damage or other losses. Such liabilities, and the costs of defending against such claims, may be substantial, and insurance coverage may be limited or non-existent. The presence of such substances at or in the vicinity of our properties, or the failure to remediate such substances properly, may also adversely affect our ability to sell the affected land or to borrow using it as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use.

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

In addition, we can be affected by poor relations with the residents of communities we develop because these residents sometimes look to us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could disrupt sales or adversely affect our reputation. In addition, we could decide or be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.

Legal and regulatory risks.

New or changing government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding or other activities, which could have a negative impact on our results of operations.

The approval of numerous governmental authorities must be obtained in connection with our development and construction activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that a property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, subcontracting, sales and similar matters apply to and/or affect the housing industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the builder construct certain improvements to public places such as parks and streets or fund schools.

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

Developers and homebuilders may become subject to more stringent requirements under such laws. In addition, some of these requirements that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time. For example, regulations governing wetlands permitting under the federal Clean Water Act have been the subject of extensive rulemakings for many years, resulting in several major joint rulemakings by the EPA and the U.S. Army Corps of Engineers that have expanded and contracted the scope of wetlands subject to regulation; and such rulemakings have been the subject of many legal challenges, some of which remain pending. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these developments regarding wetlands, or any other environmental requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

In addition, there is a growing concern from advocacy groups and the general public that the emission of greenhouse gases and other human activities are causing significant changes in weather patterns and temperatures and the frequency and severity of weather events and natural disasters. There is a variety of legislation and other regulation being implemented or considered, at the federal, state and local level relating to energy and climate change. This legislation and these regulations involve matters including carbon dioxide emissions control and building codes that impose energy efficiency standards, as well as standards to improve the resiliency of buildings to climate-related impacts such as flooding, storm surges, severe winds, wildfires and other extreme weather-related stress on buildings. Such requirements could significantly increase our cost to construct homes. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could also have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations.

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

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. More recently, in response to the COVID-19 pandemic, federal agencies, state governments and private lenders are proactively providing relief to borrowers in the housing market by, subject to requirements, suspending home foreclosures and granting payment forbearance, among other things. These relief measures are temporary, but these changes and others could become incorporated into the current regulatory framework. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

The prices of our mortgages could be adversely affected if we lose any of our important commercial relationships.

We have longstanding relationships with members of the lender community from which our borrowers benefit. TMHF plans to continue with these relationships and use the correspondent lender platform as a part of its operational plan. While we believe that our current commercial relationships are strong, if our relationship with any one or more of those banks deteriorates or if one or more of those banks decide to renegotiate or terminate existing agreements or otherwise exit the market, TMHF may be required to increase the price of our products, or modify the range of products TMHF offers, which could cause us to lose customers who may choose other providers based solely on price or fees, which could adversely affect our financial condition and results of operations.

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

We have a substantial amount of debt. As of December 31, 2021, the total principal amount of our debt (including $413.9 million of indebtedness of TMHF) was $3.3 billion. Our substantial debt could have important consequences for the holders of our Common Stock, including:

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

The agreement governing our new Revolving Credit Facility contains certain “springing” financial covenants that, if triggered, require Taylor Morrison Home III Corporation, a Delaware corporation and our indirect wholly owned subsidiary, and its subsidiaries to comply with a maximum capitalization ratio and a minimum consolidated tangible net worth test.

The restrictions contained in the indentures governing all of our Senior Notes and the agreement governing our Revolving Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

A breach of any of the restrictive covenants under the agreements governing our Revolving Credit Facility or any of our Senior Notes could allow for the acceleration of both the Revolving Credit Facility and all Senior Notes. If the indebtedness under our Revolving Credit Facility or the Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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
•in certain cases, the approval of holders of at least three-fourths of the shares entitled to vote generally on the making, alteration, amendment or repeal of our certificate of incorporation or by-laws will be required to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;
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

Our charter provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by stockholders as more favorable for disputes with us or our directors, officers or other employees.

Our charter provides to the fullest extent permitted by law that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, as amended from time to time, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in our charter will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act or the respective rules and regulations promulgated thereunder.

Any of the above risks could have a material adverse effect on your investment in our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2021, the lease on this facility covered a space of approximately 25,000 square feet and expires in December 2027. We have approximately 46 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Business Strategy — Land and Development Strategies.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this item can be found under Note 14 - Commitments and Contingencies — Legal Proceedings in the Notes to the Consolidated Financial Statements included in this annual report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 23, 2022, the Company had 654 holders of record of our Common Stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Common Stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2016, in the Common Stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding Index from December 31, 2016 to December 31, 2021

260
240
220
200
180
160
140
120
100
80
60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
TMHC
S&P 500
S&P Homebuilding

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
TMHC	$100.00	$127.05	$82.55	$113.50	$133.18	$181.52
S&P 500	100.00	119.42	111.97	144.31	167.77	212.89
S&P Homebuilding Index	100.00	130.75	96.07	134.45	170.28	253.41

Dividends

We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and possibly to repurchase shares of our common stock, and do not anticipate paying any cash dividends in the foreseeable future. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have not previously declared or paid any cash dividends on our Common Stock.

Issuer Purchases of Equity Securities

The Company's stock repurchase program, established on November 5, 2014, allows for repurchases of the Company's Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. Our Board of Directors can increase the amount available for repurchase under the program or extend the program. During the years ended December 31, 2021 and 2020, there were an aggregate of 9,918,104 and 5,941,324 shares of Common Stock repurchased, respectively.

Subsequent to December 31, 2021, we repurchased and settled approximately 731,000 shares of our Common Stock for approximately $22.3 million under our share repurchase program. As of February 23, 2022, we have $208.1 million of availability to repurchase shares under the program.

The table below represents our share repurchase activity for the quarter ended December 31, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
				(in thousands)
October 1 to October 31, 2021	—	—	—	$100,000
November 1 to November 30, 2021	484,000	33.07	484,000	83,995
December 1 to December 31, 2021 (1)	868,171	32.92	868,171	$230,413
Total	1,352,171
(1)On December 13, 2021, we announced that our Board of Directors authorized a $250.0 million renewal of our stock repurchase program until June 30, 2024. This authorization replaced the Company's prior $250 million repurchase authorization scheduled to expire on December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations across 11 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and 55-plus active lifestyle (formerly referred to as active adult) buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have an exclusive partnership with Christopher Todd Communities in our “Build-to-Rent” business. (Refer to Item 1. Business for additional discussion regarding Build-to-Rent.) In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Annual Overview and Business Strategy

The COVID-19 pandemic continues to impact the national economy, our industry, and various areas within our operations; however, the demand for housing during 2021 remained strong. We believe strong demand is, in part, attributable to an increase in families working and learning from home as well as other economic factors such as low interest rates. There has been an increase in the need for indoor space and outdoor living. Furthermore, we have noted people have left several major cities throughout the United States in search for homes in more suburban areas on the outskirts of cities, which are areas in which we typically build. We experienced price appreciation in our markets and utilized price increases to meter our net sales orders pace. Interest rates have remained low and our buyer profile has remained strong, driving demand even further.
We are still impacted by various economic challenges, such as lingering underemployment concerns, stagnation in real wages and real or perceived personal wealth, inflation, national and global economic uncertainty and uncertainty around the interest rate environment. As it relates to COVID-19, we are also challenged by shortages in the labor supply and supply chain delays. The United States continues to struggle with rolling outbreaks of the virus and its variants and the effects of COVID-19 could continue to impact our financial condition and results of operations. Due to uncertainty surrounding this ongoing public health crisis and its continued impact on the U.S. economy, we cannot fully predict either the near-term or long-term effects that the pandemic will have on our business. Although we experienced strong financial and operational performance during 2021, the duration and magnitude of the impact of the COVID-19 pandemic remains unknown, and could adversely affect our business in future periods.

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

Factors Affecting Comparability of Results

For the year ended December 31, 2020, and 2019, we recognized $127.2 million and $10.7 million of Transaction Expenses, respectively, on the Consolidated Statement of Operations. Transaction expenses relating to the acquisition of WLH were incurred in both 2020 and 2019, while transaction expenses relating to our acquisition of AV Homes, Inc. (“AV Homes”) were only incurred in 2019. For the year ended December 31, 2021, we did not incur such costs.

For the years ended December 31, 2020 and 2019, we recognized $10.2 million and $5.8 million of expense relating to losses on extinguishment of debt, respectively. For the year ended December 31, 2021, we did not incur a loss on extinguishment of debt.

For the years ended December 31, 2020 and 2019, we recognized $9.6 million and $8.9 million in inventory impairment charges. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations. For the year ended December 31, 2021, no such impairment charges were incurred.

As of December 31, 2019, our assets in Chicago were held for sale and as a result we adjusted the fair value of the assets within this division to the lower of fair value (less costs to sell) or net book value. In addition, we wrote off other components of the operations in accordance with the guidance set forth in Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. For the year ended December 31, 2019, total impacts to the Consolidated Statement of Operations include the following: Cost of home closings impact of $0.7 million, Cost of land closings impact of $9.9 million, Sales, commissions and other marketing costs impact of $0.4 million, General and administrative expenses impact of $1.1 million and Other expense, net impact of $1.2 million. For the years ended December 31, 2021 and 2020, we did not have material fair value adjustments relating to assets reclassified as held for sale.

For the year ended December 31, 2019, we recognized an incremental $43.1 million of warranty charges and $6.8 million of legal costs related to warranty charges in our Central region, due to a construction defect issue which was isolated to one specific community. Although we believe we have identified substantially all homes impacted by the issue, it is reasonably possible that the estimated liability will change as a result of our evaluation of potential changes in the estimated repair costs and the number of homes impacted. For the years ended December 31, 2021 and 2020, we did not incur or recognize any incremental warranty or legal charges relating to this or other defect issues.

Critical Accounting Policies and Estimates

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

Home and land closings revenue

Under ASC 606, the following steps are applied to determine the proper home closings revenue and land closings revenue recognition: (1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5)

recognize revenue when (or as) we satisfy the performance obligation. For our home sales transactions, we have one contract, with one performance obligation, with each customer to build and deliver a home. Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:

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

Financial services revenue

Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606 and are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF generally does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments, which is not material to the consolidated financial results.

Real Estate Inventory Valuation and Costing

Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to cost of sales at the time of home closing using the specific identification method. Land acquisition, development, interest, and real estate taxes are allocated to homes and units generally using the relative sales value method. Generally, all overhead costs relating to our materials procurement process, the vertical construction of a home, and construction utilities are considered overhead costs and are allocated on a per unit basis. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, we first prepare an undiscounted cash flow analysis to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are deemed to be impaired and are recorded at fair value as of the assessment date. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.

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

In the ordinary course of business, we enter into various specific performance agreements to acquire lots. Real estate not owned under these agreements is reflected in Consolidated real estate not owned with a corresponding liability in Liabilities attributable to consolidated real estate not owned in the Consolidated Balance Sheets. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns in return for a cash deposit. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings.

In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once we intend to actively sell a parcel or the parcel is under contract to sell. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the Consolidated Statement of Operations.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves

We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and from time to time, property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

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

Our loss reserves for self-insured claims covered under Beneva are based on factors that include an actuarial study for structural, historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance and warranty reserves are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

We have not made any material changes in our methodology or significant assumptions used to establish our warranty reserves during these periods. In the event of a specific claim such as a construction defect for a community, we adjust our reserves accordingly, taking into consideration items such as the number of homes affected, the costs associated with each repair and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves.

Investments in Unconsolidated Entities and Variable Interest Entities (VIEs)

We are involved in joint ventures with independent third parties for real estate development, homebuilding and mortgage lending activities. We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For these unconsolidated joint ventures, our share of net earnings or losses is included in Equity in income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. These joint ventures are recorded in Investments in unconsolidated entities on the Consolidated Balance Sheets.

We evaluate our investments in unconsolidated joint ventures for indicators of impairment. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, our intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

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

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. Changes in existing federal and state tax laws and corporate income tax rates could affect future tax results and the realization of deferred tax assets over time.

In accordance with ASC Topic 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating loss (“NOL”) carryforwards by tax jurisdiction, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. We have not made any material changes in our methodology used to establish our valuation allowance during these periods. If a specific event or transaction were to occur that impacts our valuation allowance, we would reassess the evidence and adjust the allowance accordingly.
Although management believes our valuation allowance is reasonable, no assurance can be given that the final tax outcome of these matters will not be different from our current valuation of our deferred tax assets and it is reasonably possible that such differences could be material, resulting in a change in future valuations.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands, except per share information)	2021	2020	2019
Statements of Operations Data:
Home closings revenue, net	$7,171,433	$5,863,652	$4,623,484
Land closings revenue	99,444	65,269	27,081
Financial services revenue	164,615	155,827	92,815
Amenity and other revenue	65,773	44,572	18,679
Total revenue	$7,501,265	$6,129,320	$4,762,059
Cost of home closings	5,713,905	4,887,757	3,836,857
Cost of land closings	83,853	64,432	32,871
Financial services expenses	101,848	88,910	51,086
Amenity and other expenses	53,778	44,002	17,155
Total cost of revenues	$5,953,384	$5,085,101	$3,937,969
Gross margin	1,547,881	1,044,219	824,090
Sales, commissions and other marketing costs	400,376	377,496	320,420
General and administrative expenses	267,966	194,879	169,851
Equity in income of unconsolidated entities	(11,130)	(11,176)	(9,509)
Interest expense/(income), net	3,792	(1,606)	(2,673)
Other expense, net	23,769	23,092	7,226
Transaction expenses	—	127,170	10,697
Loss on extinguishment of debt, net	—	10,247	5,806
Income before income taxes	$863,108	$324,117	$322,272
Income tax provision	180,741	74,590	67,358
Net income before allocation to non-controlling interests	$682,367	$249,527	$254,914
Net income attributable to non-controlling interests – joint ventures	(19,341)	(6,088)	(262)
Net income available to Taylor Morrison Home Corporation	$663,026	$243,439	$254,652
Home closings gross margin	20.3%	16.6%	17.0%
Average sales price per home closed	$524	$468	$464
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.6%	6.4%	6.9%
General and administrative expenses as a percentage of home closings revenue, net	3.7%	3.3%	3.7%
Effective income tax rate	20.9%	23.0%	20.9%
Earnings per common share -
Basic	$5.26	$1.90	$2.38
Diluted	$5.18	$1.88	$2.35

Non-GAAP Measures

In addition to the results reported in accordance with GAAP, we have provided information in this annual report relating to: (i) adjusted income before income taxes and related margin, (ii) adjusted net income and adjusted earnings per share, (iii) net homebuilding debt to capitalization ratio, (iv) adjusted home closings gross margin, and (v) EBITDA and adjusted EBITDA.

Adjusted income before income taxes (and related margin) is a non-GAAP financial measure that reflects our income before income taxes excluding the impact of inventory impairment charges, transaction expenses and loss on extinguishment of debt, net. Adjusted net income and adjusted earnings per share are non-GAAP financial measures that reflect the net income available to the Company excluding the impact of inventory impairment charges, transaction expenses, loss on extinguishment of debt, net and the tax impact due to such adjustments. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, before unamortized debt issuance premiums/discounts, net, and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding inventory impairment charges. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, transaction expenses, inventory impairment charges, and loss on extinguishment of debt, if any. Beginning with the third quarter of fiscal 2021, we are no longer excluding purchase accounting adjustments from these non-GAAP financial measures, and prior period measures have been recast to remove this adjustment.

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

We believe that adjusted income before income taxes and related margin, adjusted net income and adjusted earnings per share, as well as EBITDA and adjusted EBITDA, are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Because we use the ratio of net homebuilding debt to total capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance. EBITDA and Adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest expense or effective tax rates, levels of depreciation or amortization, or unusual items.

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

Adjusted Net Income and Adjusted Earnings Per Share
	Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020
Net income available to TMHC	$663,026	$243,439
Inventory impairment charges	—	9,611
Transaction expenses	—	127,170
Loss on extinguishment of debt, net	—	10,247
Tax impact due to above non-GAAP reconciling items	—	(27,980)
Adjusted net income - Basic	$663,026	$362,487

Basic weighted average shares	126,077	127,812
Adjusted earnings per common share - Basic	$5.26	$2.84

Diluted weighted average shares	128,019	129,170
Adjusted earnings per common share - Diluted	$5.18	$2.81

Adjusted Income Before Income Taxes and Related Margin
	Year Ended December 31,
(Dollars in thousands)	2021	2020
Income before income taxes	$863,108	$324,117
Inventory impairment charges	—	9,611
Transaction expenses	—	127,170
Loss on extinguishment of debt, net	—	10,247
Adjusted income before income taxes	$863,108	$471,145

Total revenues	$7,501,265	$6,129,320

Income before income taxes margin	11.5%	5.3%
Adjusted income before income taxes margin	11.5%	7.7%

EBITDA and Adjusted EBITDA Reconciliation
	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020
Net income before allocation to non-controlling interests	$682,367	$249,527
Interest expense/(income), net	3,792	(1,606)
Amortization of capitalized interest	149,733	115,898
Income tax provision/(benefit)	180,741	74,590
Depreciation and amortization	8,138	7,152
EBITDA	$1,024,771	$445,561
Non-cash compensation expense	19,943	27,023
Inventory impairment charges	—	9,611
Transaction expenses	—	127,170
Loss on extinguishment of debt, net	—	10,247
Adjusted EBITDA	$1,044,714	$619,612

Total revenues	$7,501,266	$6,129,320
EBITDA as a percentage of total revenues	13.7%	7.3%
Adjusted EBITDA as a percentage of total revenues	13.9%	10.1%

Adjusted Home Closings Gross Margin
	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020
Home closings revenue	$7,171,433	$5,863,652
Cost of home closings	$5,713,905	$4,887,757
Home closings gross margin	$1,457,528	$975,895
Inventory impairment charges	—	9,611
Adjusted home closings gross margin	$1,457,528	$985,506
Home closings gross margin as a percentage of home closings revenue	20.3%	16.6%
Adjusted home closings gross margin as a percentage of home closings revenue	20.3%	16.8%

Net Homebuilding Debt to Capitalization Ratio
(Dollars in thousands)	As of December 31, 2021	As of December 31, 2020
Total debt	$3,302,124	$2,928,395
Less unamortized debt issuance premium, net	2,322	2,365
Less mortgage warehouse borrowings	413,887	127,289
Total homebuilding debt	$2,885,915	$2,798,741
Less cash and cash equivalents	$832,821	$532,843
Net homebuilding debt	$2,053,094	$2,265,898
Total equity	3,970,982	3,593,750
Total capitalization	$6,024,076	$5,859,648

Net homebuilding debt to capitalization ratio	34.1%	38.7%

The following tables and related discussion set forth key operating and financial data for our operations as of and for the fiscal years ended December 31, 2021 and 2020. For similar operating and financial data and discussion of our fiscal 2020 results compared to our fiscal 2019 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 24, 2021, and is incorporated herein by reference.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The results for the years ended December 31, 2021 and 2020 were impacted by various macro economic conditions. During the second half of 2020, demand for housing increased at a nationwide level as uncertainty of the impact of COVID-19 abated. In addition, interest rates declined, offering greater affordability, which added to the increased demand. Throughout 2021, we experienced market-wide supply chain disruptions, trade labor shortages, and increasing costs related to materials. The strong demand for housing has allowed us to put into place pricing strategies that partially mitigated cost increases. The average selling price for net sales orders, backlog, and homes closed increased for the year ended December 31, 2021 compared to the same period in the prior year. However, the supply chain delays and labor shortages have extended our build cycle times. Additional information for each metric is provided below.

Average Active Selling Communities(1)

	Year Ended December 31,
	2021	2020	Change
East	129	145	(11.0)%
Central	100	124	(19.4)
West	105	117	(10.3)
Total	334	386	(13.5)%
(1) Beginning in the first quarter of 2022, we will provide ending active selling communities in lieu of average active selling communities. We believe the revised presentation is better aligned with management of the business and market conditions.

Average active selling communities for the year ended December 31, 2021 decreased by 13.5% when compared to the same period in the prior year. The decrease was primarily attributable to early community close outs resulting from the strong housing demand experienced throughout 2021 compared to 2020 causing active selling communities to sell out.

Net Sales Orders

	Year Ended December 31,
(Dollars in thousands )	Net Sales Orders(1)			Sales Value(1)			Average Selling Price
	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	5,395	5,469	(1.4)%	$2,940,724	$2,385,530	23.3%	$545	$436	25.0%
Central	3,800	3,866	(1.7)	2,277,842	1,828,183	24.6	599	473	26.6
West	5,215	5,733	(9.0)	3,482,557	3,098,862	12.4	668	541	23.5
Total	14,410	15,068	(4.4)%	$8,701,123	$7,312,575	19.0%	$604	$485	24.4%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

The number of net sales orders decreased by 4.4% while net sales value increased by 19.0% for the year ended December 31, 2021, compared to the same period in the prior year. The decrease in net sales orders was primarily a result of decreases in average active selling community count and strategically limiting sales releases to better optimize profitability amid significant supply chain constraints which have extended build cycle times. An increase in average selling price of 24.4% to reflect market appreciation and partially offset rising costs was the primary driver for the increase in sales value.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2021	2020
East	5.6%	10.8%
Central	7.2%	15.1%
West	6.9%	12.1%
Total Company	6.5%	12.4%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased to 6.5% from 12.4% for the year ended December 31, 2021, compared to the prior year. The decrease in cancellations was due to steady demand to secure housing as a result of low inventory levels, low interest rates and price appreciation.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	3,219	2,835	13.5%	$1,902,318	$1,320,436	44.1%	$591	$466	26.8%
Central	2,787	2,398	16.2	1,747,834	1,200,149	45.6	627	500	25.4
West	3,108	3,170	(2.0)	2,106,984	1,706,861	23.4	678	538	26.0
Total	9,114	8,403	8.5%	$5,757,136	$4,227,446	36.2%	$632	$503	25.6%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value increased by 8.5% and 36.2% at December 31, 2021, respectively, compared to December 31, 2020. The increase in backlog units was primarily due to extended build cycle times as a result of significant supply chain constraints and labor shortages throughout 2021. In addition, a steady demand environment combined with a 25.6% increase in average selling price led to the increase in total sales value.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2021	2020	Change	2021	2020	Change	2021	2020	Change
East	5,011	4,450	12.6%	$2,358,842	$1,856,580	27.1%	$471	$417	12.9%
Central	3,411	3,548	(3.9)	1,730,157	1,618,978	6.9	507	456	11.2
West	5,277	4,526	16.6	3,082,434	2,388,094	29.1	584	528	10.6
Total	13,699	12,524	9.4%	$7,171,433	$5,863,652	22.3%	$524	$468	12.0%

The number of homes closed and home closings revenue, net increased by 9.4% and 22.3%, respectively, for the year ended December 31, 2021, compared to the prior year. The increase in homes closed was primarily due to steady demand for housing in the latter half of 2020 and throughout 2021. In addition, supply chain delays and trade labor shortages during this timeframe extended build cycle times pushing expected fourth quarter 2020 closings into early 2021 and some anticipated fourth quarter 2021 closings into early 2022. Geographical and product mix along with rising sales prices led to an increase in homes closings revenue, net for the year ended December 31, 2021 compared to the prior year.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2021	2020	Change
East	$45,080	$44,719	$361
Central	11,532	14,450	(2,918)
West	42,832	6,100	36,732
Total	$99,444	$65,269	$34,175

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land or if we determine certain properties no longer fit our strategic plans. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market conditions and opportunities. Land closings revenue was $99.4 million and $65.3 million, respectively, for the years ended December 31, 2021 and 2020. The increase in land closings revenue in the West for the year ended December 31, 2021, compared to the same period in the prior year was due to the sale of certain projects in our Oregon, Washington and Arizona markets.

Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2021	2020	Change
East	$20,026	$17,948	$2,078
Central	—	—	—
West	1,355	1,907	(552)
Corporate	44,392	24,717	19,675
Total	$65,773	$44,572	$21,201

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region includes the activity relating to our Urban Form operations which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. During the year ended December 31, 2021, Urban Form sold a property in our Oregon market which resulted in the increase in amenity and other revenue for our Corporate region.

Segment Home Closings Gross Margins and Adjusted Gross Margins

The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin on a segment basis (see “Non-GAAP Measures” above for additional information about our use of non-GAAP measures).

	For the Year Ended December 31,
	East		Central		West		Total
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Home closings revenue, net	$2,358,842	$1,856,580	$1,730,157	$1,618,978	$3,082,434	$2,388,094	$7,171,433	$5,863,652
Cost of home closings	1,852,186	1,537,677	1,391,488	1,313,448	2,470,231	2,036,632	5,713,905	4,887,757
Home closings gross margin	$506,656	$318,903	$338,669	$305,530	$612,203	$351,462	$1,457,528	$975,895
Inventory impairment charges	—	9,611	—	—	—	—	—	9,611
Adjusted home closings gross margin	$506,656	$328,514	$338,669	$305,530	$612,203	$351,462	$1,457,528	$985,506
Home closings gross margin as a percentage of home closings revenue	21.5%	17.2%	19.6%	18.9%	19.9%	14.7%	20.3%	16.6%
Adjusted home closings gross margin as a percentage of home closings revenue	21.5%	17.7%	19.6%	18.9%	19.9%	14.7%	20.3%	16.8%

Home closings gross margin increased 370 basis points to 20.3% for the year ended December 31, 2021, compared to 16.6% in the prior year. The increase is a reflection of operational enhancements, acquisition synergies and pricing power in excess of inflationary cost pressure. Consumer confidence, low inventory levels, and low interest rates, as well as market appreciation of resale homes, led to the ability to increase average selling prices amid the large cost increases experienced in 2021. We also strategically metered our sales to maximize profits and create margin protection as build cycle times extended due to supply chain disruptions and trade labor shortages.

Financial Services

Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(In thousands, except the number of loan originations)	2021	2020	Change
Financial services revenue	$131,305	$131,266	—%
Title services revenue	27,840	20,216	37.7%
Financial services revenue - Other	5,470	4,345	25.9%
Total financial services revenue	164,615	155,827	5.6%
Financial services equity in income of unconsolidated entities	8,644	10,470	(17.4)%
Total income	173,259	166,297	4.2%
Financial services expenses	101,848	88,910	14.6%
Financial services transaction expenses	—	8,970	(100.0)%
Financial services income before income taxes	$71,411	$68,417	4.4%
Total originations:
Loans	9,464	8,412	12.5%
Principal	$3,766,675	$2,950,302	27.7%

	Year Ended December 31,
	2021	2020
Supplemental data:
Average FICO score	751	751
Funded origination breakdown:
Government (FHA, VA, USDA)	17%	17%
Other agency	80%	79%
Total agency	97%	96%
Non-agency	3%	4%
Total funded originations	100%	100%

Total financial services revenue increased by 5.6% for the year ended December 31, 2021, compared to the prior year. The increase in financial services revenue was primarily due to increased home closings and an increase in the capture rate compared to the prior year.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 5.6% from 6.4% for the year ended December 31, 2021, compared to the prior year. The decrease was primarily driven by leverage from an increase in home closings revenue, net as well as sustained leverage in our sales and marketing functions.

General and Administrative Expenses

General and administrative expenses as a percentage of home closings revenue, net, increased to 3.7% from 3.3% for the year ended December 31, 2021, compared to the prior year. The increase was primarily due to the normalization in spend in the current year as employees returned to the office, resumed travel, and incurred various expenses that had been reduced in 2020 in response to the COVID-19 pandemic.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities was consistent for the years ended December 31, 2021 and 2020, respectively.

Interest Expense/(Income), net

Interest expense/(income), net was $3.8 million in expense and $1.6 million in income for the years ended December 31, 2021 and 2020, respectively. Interest expense/(income), net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings, such as the Land Banking transactions entered into in 2021.

Other Expense, net

Other expense, net for the year ended December 31, 2021 and 2020 was $23.8 million and $23.1 million, respectively. In the prior year, this mainly consisted of pre-acquisition costs on projects we are no longer pursuing. In the current year, this mainly consisted of Insurance Loss Expense.

Transaction expenses

We had no transaction expenses for the year ended December 31, 2021, while transaction expenses were $127.2 million for the year ended December 31, 2020. Transaction expenses for the prior year consisted of acquisition related costs from the acquisition of WLH, which included investment banking fees, severance, compensation, legal fees, expenses relating to credit facility paydowns and terminations, and other various integration costs.

Loss on Extinguishment of Debt, Net

We had no losses on extinguishment of debt for the year ended December 31, 2021, while loss on extinguishment of debt was $10.2 million for the year ended December 31, 2020. During the year ended December 31, 2020, we redeemed the entire principal amount of the 2023 6.00% Senior Notes as well as the 2025 5.875% Senior Notes, and as a result of the early redemption, we recorded a total net loss of $10.2 million.

Income Tax Provision

Our effective tax rate was 20.9% and 23.0% for the years ended December 31, 2021 and December 31, 2020, respectively. Our effective rate for both years was affected by a number of factors including state income taxes, energy tax credits relating to homebuilding activities, and tax benefits from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which contains a number of economic relief provisions in response to the COVID-19 pandemic. The effective tax rate for the year ended December 31, 2021 was favorably impacted by income attributable to non-controlling interests. The effective tax rate for the year ended December 31, 2020 was unfavorably impacted by certain expenses related to the acquisition of WLH which were not deductible for tax purposes.

Net Income

Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2021 were $682.4 million and $5.18, respectively. Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2020 were $249.5 million and $1.88, respectively. The increases in net income and diluted earnings per share in the current year compared to the prior year was primarily attributable to higher home closings revenues, net, and higher gross margin dollars. In addition, 2020 included loss on the extinguishment of debt and transaction expenses related to the acquisition of WLH which negatively impacted net income and earnings per share.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of December 31,
(Dollars in thousands)	2021	2020
Total cash, excluding restricted cash	$832,821	$532,843
$800 Million Revolving Credit Facility	800,000	800,000
$100 Million Revolving Credit Facility	100,000	—
Letters of credit outstanding	(58,738)	(64,274)
$100 Million Revolving Credit Facility borrowings outstanding	(31,529)	—
Revolving Credit Facility availability	809,733	735,726
Total liquidity	$1,642,554	$1,268,569

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facilities to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, and repurchases of common stock. We believe we will generate sufficient cash from our operations to meet the demands for such payments, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands.

Material Cash Requirements

We have various contractual obligations with commitments to pay third parties, including but not limited to our debt facilities, land purchase and land banking contracts, and leases. These obligations impact our liquidity and capital resource needs and are presented in the table below. Our short-term demands are cash requirements for the next twelve months and long-term demands are cash requirements beyond twelve months.

	Cash Requirements
(Dollars in thousands)	Totals	Short-Term Demands	Long-Term Demands
Lease obligations	$352,803	$28,178	$324,625
Land purchase contracts and lot options and land banking arrangements	1,256,974	353,363	903,611
Revolving credit facilities	31,529	31,529	—
Senior notes	2,450,000	—	2,450,000
Other debt outstanding	818,273	620,343	197,930
Estimated interest expense (1)	735,978	154,645	581,333
Totals	$5,645,557	$1,188,058	$4,457,499
(1) Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 4.9% as of December 31, 2021.
In addition to our contractual obligations, we also have forecasted operational cash outlays on items such as future land purchases or common stock repurchases, to maintain our strategic growth and returns to our investors. Management expects to invest over $2.0 billion in land acquisition and development during the next twelve months. As of December 31, 2021 we had approximately $230.4 million remaining on our share repurchase authorization, which expires on June 30, 2024.
Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $0.4 billion for the year ended December 31, 2021 compared to $1.1 billion for the year ended December 31, 2020. The decrease in cash provided by operating activities was primarily attributable an increase in real estate inventory and land deposits, mortgages held for sale, prepaid expenses and other assets, which was partially offset by an increase in net income due to additional homes closed and the increase in the accounts payable and accrued expenses for the year ended December 31, 2021 compared to 2020.

Investing Cash Flow Activities

Net cash used in investing activities was $74.3 million for the year ended December 31, 2021 compared to $312.8 million for the year ended December 31, 2020. The decrease in cash used in investing activities for the year ended December 31, 2021 reflects the acquisition of WLH which occurred in 2020.

Financing Cash Flow Activities

Net cash used in financing activities was $0.2 million for the year ended December 31, 2021 compared to $604.9 million for the year ended December 31, 2020. The decrease in cash used in financing activities was primarily due to our repayments of the 2023 6.00% Senior Notes and 2025 5.875% Senior Notes for the year ended December 31, 2020. In addition, our net borrowings on mortgage warehouse increased for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facilities, see Note 8 - Debt in the Notes to the Consolidated Financial Statements included in this annual report.

Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2021	2020
Letters of credit (1)	$58,738	$64,274
Surety bonds	1,122,602	917,548
Total outstanding letters of credit and surety bonds	$1,181,340	$981,822
(1) As of December 31, 2021 and 2020, there was $200.0 million total capacity of letters of credit available under our Revolving Credit Facility.

Off-Balance Sheet Arrangements as of December 31, 2021
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.

In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.
For the years ended December 31, 2021 and 2020, total cash contributed to unconsolidated joint ventures was $75.0 million and $36.1 million, respectively.
The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2021	2020
Central	87,600	58,052
West	79,531	65,395
Financial Services	4,275	4,508
Total	$171,406	$127,955

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At December 31, 2021 and 2020, the aggregate purchase price of these contracts was $1.3 billion and $0.8 billion, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2021, 86.5% of our debt was fixed rate and 13.5% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to any borrowings by TMHF under its various warehouse facilities. As of December 31, 2021, we had $31.5 million outstanding borrowings under our $100 Million Revolving Credit Facility. We had $809.7 million of additional availability for borrowings under the Revolving Credit Facilities including $141.3 million of additional availability for letters of credit under our $800 Million Revolving Credit Facility as of December 31, 2021 (giving effect to $58.7 million of letters of credit outstanding as of such date). We are required to offer to purchase substantially all of our outstanding senior unsecured notes, as described in Note 8, Debt, at 101% of their aggregate principal amount upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2021. The interest rate for our variable rate debt includes the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed Rate Debt	$206.5	$471.1	$380.4	$19.2	$20.8	$1,756.4	$2,854.4	$3,071.7
Weighted average interest rate (1)	3.2%	5.1%	5.6%	3.2%	3.2%	5.7%	5.4%	—%
Variable rate debt (2)	$445.4	—	—	—	—	—	$445.4	$445.4
Average interest rate	1.6%	—%	—%	—%	—%	—%	1.6%	—%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at December 31, 2021, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $4.5 million per year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Inventory Valuation— Refer to Notes 2 and 4 to the financial statements

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

We evaluated the reasonableness of management’s impairment indicator analysis by evaluating management's process for identifying impairment indicators, including thresholds used for investigation, and whether management appropriately considered all potential indicators. We also conducted an independent analysis to determine whether additional factors were present during the period, that may indicate that a fair value analysis is required to be performed. Additionally, to test management’s ability to develop estimates, we compared actual results for homes closed in the current year to prior projections for these same homes before closing and investigated variances.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 23, 2022

We have served as the Company's auditor since 2011.

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$832,821	$532,843
Restricted cash	3,519	1,266
Total cash, cash equivalents, and restricted cash	836,340	534,109
Real estate inventory:
Owned inventory	5,444,207	5,209,653
Consolidated real estate not owned	55,314	122,773
Total real estate inventory	5,499,521	5,332,426
Land deposits	229,535	125,625
Mortgage loans held for sale	467,534	201,177
Derivative assets	2,110	5,294
Lease right of use assets	85,863	73,222
Prepaid expenses and other assets, net	314,986	242,744
Other receivables, net	150,864	96,241
Investments in unconsolidated entities	171,406	127,955
Deferred tax assets, net	151,240	238,078
Property and equipment, net	155,181	97,927
Goodwill	663,197	663,197
Total assets	$8,727,777	$7,737,995
Liabilities
Accounts payable	$253,348	$215,047
Accrued expenses and other liabilities	525,209	430,067
Lease liabilities	96,172	83,240
Income taxes payable	—	12,841
Customer deposits	485,705	311,257
Estimated development liabilities	38,923	40,625
Senior notes, net	2,452,322	2,452,365
Loans payable and other borrowings	404,386	348,741
Revolving credit facility borrowings	31,529	—
Mortgage warehouse borrowings	413,887	127,289
Liabilities attributable to consolidated real estate not owned	55,314	122,773
Total liabilities	4,756,795	4,144,245
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ Equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 158,662,208 and 155,361,670 shares issued, 121,833,649 and 129,476,914 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	2,997,211	2,926,773
Treasury stock at cost, 36,828,559 and 25,884,756 shares as of December 31, 2021 and December 31, 2020, respectively	(760,863)	(446,856)
Retained Earnings	1,688,815	1,025,789
Accumulated other comprehensive income/(loss)	689	(1,166)
Total stockholders' equity attributable to TMHC	3,925,853	3,504,541
Non-controlling interests — joint ventures	45,129	89,209
Total stockholders’ equity	3,970,982	3,593,750
Total liabilities and stockholders’ equity	$8,727,777	$7,737,995

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Home closings revenue, net	$7,171,433	$5,863,652	$4,623,484
Land closings revenue	99,444	65,269	27,081
Financial services revenue	164,615	155,827	92,815
Amenity and other revenue	65,773	44,572	18,679
Total revenue	7,501,265	6,129,320	4,762,059
Cost of home closings	5,713,905	4,887,757	3,836,857
Cost of land closings	83,853	64,432	32,871
Financial services expenses	101,848	88,910	51,086
Amenity and other expenses	53,778	44,002	17,155
Total cost of revenues	5,953,384	5,085,101	3,937,969
Gross margin	1,547,881	1,044,219	824,090
Sales, commissions and other marketing costs	400,376	377,496	320,420
General and administrative expenses	267,966	194,879	169,851
Equity in income of unconsolidated entities	(11,130)	(11,176)	(9,509)
Interest expense/(income), net	3,792	(1,606)	(2,673)
Other expense, net	23,769	23,092	7,226
Transaction expenses	—	127,170	10,697
Loss on extinguishment of debt, net	—	10,247	5,806
Income before income taxes	863,108	324,117	322,272
Income tax provision	180,741	74,590	67,358
Net income before allocation to non-controlling interests	682,367	249,527	254,914
Net income attributable to non-controlling interests — joint ventures	(19,341)	(6,088)	(262)
Net income available to Taylor Morrison Home Corporation	$663,026	$243,439	$254,652
Earnings per common share
Basic	$5.26	$1.90	$2.38
Diluted	$5.18	$1.88	$2.35
Weighted average number of shares of common stock:
Basic	126,077	127,812	106,997
Diluted	128,019	129,170	108,289

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Income before non-controlling interests, net of tax	$682,367	$249,527	$254,914
Post-retirement benefits adjustments, net of tax	1,855	(2,050)	(1,117)
Comprehensive income	684,222	247,477	253,797
Comprehensive income attributable to non-controlling interests — joint ventures	(19,341)	(6,088)	(262)
Comprehensive income available to Taylor Morrison Home Corporation	$664,881	$241,389	$253,535

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance — December 31, 2018	112,965,856	$1	$2,071,579	11,554,084	$(186,087)	$527,698	$2,001	$3,543	$2,418,735
Net income	—	—	—	—	—	254,652	—	262	254,914
Other comprehensive loss	—	—	—	—	—	—	(1,117)	—	(1,117)
Exercise of stock options	765,781	—	13,238	—	—	—	—	—	13,238
Issuance of restricted stock units, net of shares withheld for tax(1)	508,996	—	(1,585)	—	—	—	—	—	(1,585)
Repurchase of common stock	(8,389,348)	—	—	8,389,348	(157,437)	—	—	—	(157,437)
Stock compensation expense	—	—	14,763	—	—	—	—	—	14,763
Contributions from non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	2,196	2,196
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	2,005	2,005
Balance — December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net income	—	—	—	—	—	243,439	—	6,088	249,527
Other comprehensive loss	—	—	—	—	—	—	(2,050)	—	(2,050)
Exercise of stock options	551,845	—	9,579	—	—	—	—	—	9,579
Issuance of restricted stock units, net of shares withheld for tax(1)	687,818	—	(9,228)	—	—	—	—	—	(9,228)
Issuance of equity in connection with business combinations	28,327,290	—	787,877	—	—	—	—	—	787,877
Repurchase of common stock	(5,941,324)	—	—	5,941,324	(103,332)	—	—	—	(103,332)
Stock compensation expense	—	—	27,023	—	—	—	—	—	27,023
Stock compensation expense related to WLH acquisition	—	—	5,106	—	—	—	—	—	5,106
WLH equity award accelerations due to change in control	—	—	8,421	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(46,938)	(46,938)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	122,053	122,053
Balance — December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	663,026	—	19,341	682,367
Other comprehensive income	—	—	—	—	—	—	1,855	—	1,855
Exercise of stock options	1,204,283	—	23,331	—	—	—	—	—	23,331
Issuance of restricted stock units, net of shares withheld for tax(1)	392,050	—	(5,420)	—	—	—	—	—	(5,420)
Warrant exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(9,918,104)	—		9,918,104	(281,420)	—	—	—	(281,420)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—		1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	19,943	—	—	—	—	—	19,943
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(62,734)	(62,734)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(687)	(687)
Balance — December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$682,367	$249,527	$254,914
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated entities	(11,130)	(11,176)	(9,509)
Stock compensation expense	19,943	32,129	14,763
Distributions of earnings from unconsolidated entities	10,740	11,564	10,473
Loss on extinguishment of debt	—	10,247	5,806
Depreciation and amortization	39,980	37,336	31,424
Lease expense	17,885	16,785	9,087
Debt issuance costs/(premium) amortization	539	(1,852)	1,173
Deferred income taxes	86,838	50,582	2,655
Inventory impairment charges	—	9,611	9,384
Land held for sale impairments	4,663	4,347	—
Chicago assets held for sale valuation adjustments	—	—	9,942
Change in Urban Form assets due to sale	20,440	—	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(343,127)	535,238	990
Mortgages held for sale, prepaid expenses and other assets	(511,220)	(35,878)	(26,614)
Customer deposits	174,448	132,446	1,896
Accounts payable, estimated development liability, and accrued expenses and other liabilities	197,121	62,329	73,113
Income taxes payable	(12,841)	20,047	3,719
Net cash provided by operating activities	376,646	1,123,282	393,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,199)	(37,760)	(30,118)
Payments for business acquisitions, net of cash acquired	—	(279,048)	—
Distributions of capital from unconsolidated entities	31,915	40,062	23,584
Investments of capital into unconsolidated entities	(74,976)	(36,058)	(12,766)
Payments to acquire investments and securities	(10,000)	—	—
Net cash used in investing activities	(74,260)	(312,804)	(19,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	130,493	93,440	26,740
Repayments of loans payable and other borrowings	(124,786)	(141,103)	(30,383)
Borrowings on revolving credit facility	131,529	830,000	315,000
Payments on revolving credit facility	(100,000)	(830,000)	(515,000)
Borrowings on mortgage warehouse	3,327,954	2,448,980	1,145,799
Repayment on mortgage warehouse	(3,041,356)	(2,489,867)	(1,152,919)
Proceeds from issuance of senior notes	—	500,000	950,000
Repayments on senior notes	—	(861,775)	(963,252)
Payment of deferred financing costs	—	(6,351)	(11,603)
Proceeds from stock option exercises	23,331	9,579	13,238
Payment of principle portion of finance lease	(1,345)	(1,325)	—
Repurchase of common stock, net	(281,420)	(103,332)	(157,439)
Payment of taxes related to net share settlement of equity awards	(5,420)	(9,228)	(1,585)
(Distributions)/Contributions (to) from non-controlling interests of consolidated joint ventures, net	(59,135)	(8,291)	4,201
Payment to acquire non-controlling interests	—	(35,668)	—
Net cash used in financing activities	(155)	(604,941)	(377,203)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$302,231	$205,537	$(3,287)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	534,109	328,572	331,859

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$836,340	$534,109	$328,572
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(146,171)	$(3,357)	$(20,129)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$279,646	$193,308	$94,186
Change in inventory not owned	$(67,459)	$(86,393)	$3,926
Change in Operating lease right of use assets due to adoption of ASU 2016-02	$—	$—	$27,384
Change in Operating lease right of use liabilities due to adoption of ASU 2016-02	$—	$—	$30,331
Issuance of common stock in connection with business acquisition	$—	$797,970	$—
Net non-cash (distributions)/contributions (to)/from unconsolidated entities	$(3,599)	$5,002	$—
Non-cash portion of loss on debt extinguishment	$—	$1,723	$—
Common stock surrendered in connection with warrant exercise	$32,587	$—	$—
Common stock issued in connection with warrant exercise	$(32,584)	$—	$—

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and 55-plus active lifestyle (formerly referred to as active adult) buyers. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our homebuilding segments operate under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the “Urban Form” brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.

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

We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Consolidated Statements of Operations. The assets, liabilities and equity from the percentage of the joint venture not owned by us is presented as “Non-controlling interests - joint ventures” on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity.

Business Combinations — Acquisitions are accounted for in accordance with ASC Topic 805-10, Business Combinations. In connection with our 2020 acquisition of William Lyon Homes, Inc. (“WLH”), we determined we obtained control of a business and inputs, processes and outputs in exchange for cash and equity consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid, which resulted in goodwill. Refer to Note 16 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage receivables. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage receivables, there was no concentration of mortgage receivables with any one customer for the year ended December 31, 2021. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the property sold to the buyer with a mortgage, and entering into forward commitments to sell our mortgage loans held for sale, generally within 30 days of origination.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2021, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — For the years ended December 31, 2021 and 2020 restricted cash consisted of cash pledged to collateralize mortgage credit lines and cash held in escrow deposits.

Leases — We recognize leases in accordance with ASC Topic 842, Leases. Our operating leases primarily consist of office space, construction trailers, model home leasebacks, and equipment or storage units. Certain of our leases offer the option to renew or to increase rental square footage. The execution of such options are at our discretion and may result in a lease modification. Operating and finance leases are recorded in Lease right of use asset and Lease liabilities on the Consolidated Balance Sheets.

A summary of our leases is shown below:

	Operating Leases			Finance Leases
	As of December 31,			As of December 31,
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Weighted average discount rate	5.9%	6.1%	5.8%	7.3%	7.3%	5.8%
Weighted average remaining lease term (in years)	4.1	5.2	6.0	86.9	87.9	2.0
Payments on lease liabilities	$20.7	$16.8	$9.4	$1.3	$1.3	$—
Recorded lease expense	$15.9	$14.8	$9.1	$2.0	$2.0	$—

The future minimum lease payments required under our leases as of December 31, 2021 are as follows (dollars in thousands):

Years Ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
2022	$26,834	$1,344	$28,178
2023	20,096	1,341	21,437
2024	13,751	1,334	15,085
2025	9,423	1,325	10,748
2026	5,904	1,325	7,229
Thereafter(1)	5,141	264,985	270,126
Total lease payments	$81,149	$271,654	$352,803
Less: Interest	$8,931	$247,700	$256,631
Present value of lease liabilities	$72,218	$23,954	$96,172
(1) Includes a 90 year land lease.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is usually prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2021, we recorded no impairment charges. For the year ended December 31, 2020, we recorded $9.6 million of impairment charges, all of which related to our East reporting segment. For the year ended December 31, 2019, we recorded $8.9 million of impairment charges, of which $2.0 million and $6.9 million related to our East and Central reporting segments, respectively. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. For the year ended December 31, 2021 we had no inactive projects. We had one inactive project in our East region with a carrying value of $13.5 million for the year ended December 31, 2020 and no inactive projects for the year ended December 31, 2019.

Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once management intends to actively sell a parcel within the next 12 months or the parcel is under contract to sell. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the Consolidated Statement of Operations.

Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have ownership interest in these entities or title to assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings.

Land Deposits — We make deposits related to land option contracts, land banking, and land purchase contracts. Non-refundable deposits are recorded as real estate inventory in the accompanying Consolidated Balance Sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are non-refundable, they are charged to other expense if the land acquisition process is terminated or no longer determined probable.

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

Derivative Assets  — We are exposed to interest rate risk for interest rate lock commitments (“IRLCs”) and originated mortgage loans held for sale until those loans are sold in the secondary market. The price risk related to changes in the fair value of IRLCs and mortgage loans held for sale not committed to be purchased by investors are subject to change primarily due to changes in market interest rates. We manage the interest rate and price risk associated with our outstanding IRLCs and mortgage loans held for sale not committed to be purchased by investors by entering into hedging instruments such as forward loan sales commitments and mandatory delivery commitments. We expect these instruments will experience changes in fair value inverse to changes in the fair value of the IRLCs and mortgage loans held for sale not committed to investors, thereby reducing earnings volatility. Best effort sale commitments are also executed for certain loans at the time the IRLC is locked with the borrower. The fair value of the best effort IRLC and mortgages receivable are valued using the commitment price to the investor. We take into account various factors and strategies in determining what portion of the IRLCs and mortgage loans held for sale to economically hedge. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the statement of operations in the period in which they occur.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2021	2020
Prepaid expenses	$40,114	$50,368
Other assets(1)	118,697	68,502
Build-to-Rent assets(2)	93,538	16,137
Urban Form assets(3)	62,637	107,737
Total prepaid expenses and other assets, net	$314,986	$242,744

Prepaid expenses consist primarily of sales commissions, prepaid rent, impact fees and the unamortized issuance costs for the Revolving Credit Facilities. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the units to which they relate. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs, rebate receivables, income tax receivable, and other deferred costs. Build-to-rent and Urban Form assets consist primarily of land and development costs relating to projects under construction.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, net, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued. Allowances at December 31, 2021 and 2020 were immaterial.

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduces the risk associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into these agreements to acquire land or lots and pay a non-refundable deposit, a Variable Interest Entity (“VIE”) may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned within our real estate inventory balance in the Consolidated Balance Sheets.

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that the partners have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Equity in income of unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. These joint ventures are recorded in Investments in unconsolidated entities on the Consolidated Balance Sheets.

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no impairment charges related to investments in unconsolidated entities for the years ended December 31, 2021, 2020 or 2019.

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

Depreciation expense was $7.5 million, $6.3 million, and $4.8 million, respectively, for the years ended December 31, 2021, 2020, and 2019. Depreciation expense is recorded in General and administrative expenses in the Consolidated Statements of Operations.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other.
ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. For the years ended December 31, 2021, 2020 and 2019 there was no impairment of goodwill. For the year ended December 31, 2020, there was an addition to goodwill of $513.8 million related to the WLH acquisition.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability is aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

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

Our loss reserves for structural defects (maintained by Beneva) are based on factors that include an actuarial study for structural, historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance and warranty reserves are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Stock Based Compensation — We have stock options, performance-based restricted stock units and non-performance-based restricted stock units, which we account for in accordance with ASC Topic 718-10, Compensation — Stock Compensation. The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. Performance-based restricted stock units are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. Non-performance-based restricted stock units are time-based awards and measured using the closing price on the date of grant and are expensed ratably over the vesting period.

Employee Benefit Plans — We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. We match 100% of employees’ voluntary contributions up to 3% of eligible compensation, and 50% for each dollar contributed between 3% and 5% of eligible compensation. We contributed $11.3 million, $4.7 million, and $10.7 million to the 401(k) Plan for the twelve months ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2020, the employee match portion of the plan was paused for one quarter as part of our efforts to reduce spending during the early onset of the COVID-19 pandemic.

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, Equity - Treasury Stock. Repurchased shares are reflected as a reduction in stockholders' equity and subsequent sale of repurchased shares are recognized as a change in equity. When factored into our weighted average calculations for purposes of earnings per share, the number of repurchased shares is based on the settlement date. To date, we have not sold any treasury stock.

Revenue Recognition — Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

Home and land closings revenue
Under Topic 606, the following steps are applied to determine the proper home closings revenue and land closings revenue recognition: (1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy the performance obligation. For our home sales transactions, we have one contract, with one performance obligation, with each customer to build and deliver the home purchased. Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:

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

Amenity and other revenue
We own and operate certain amenities such as golf courses, club houses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced on a monthly basis. Revenue from our golf club operations is included in amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets which include multi-use properties as part of our Urban Form operations.

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

Advertising Costs — We expense advertising costs as incurred. For the years ended December 31, 2021, 2020, and 2019, advertising costs were $30.4 million, $31.9 million, and $32.0 million, respectively. Such costs are included in General and administrative expenses on the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients for applying U.S. GAAP to contracts affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the effect of adopting the new guidance on our consolidated financial statements and related disclosures.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 as of January 1, 2021, but this pronouncement did not have a material impact on our consolidated financial statements and disclosures.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands except per share data)	2021	2020	2019
Numerator:
Net income available to TMHC— basic	$663,026	$243,439	$254,652
Denominator:
Weighted average shares — basic	126,077	127,812	106,997
Restricted stock units	920	865	983
Stock options	771	319	309
Warrants	251	174	—
Weighted average shares — diluted	128,019	129,170	108,289
Earnings per common share — basic:
Net income available to Taylor Morrison Home Corporation	$5.26	$1.90	$2.38
Earnings per common share — diluted:
Net income available to Taylor Morrison Home Corporation	$5.18	$1.88	$2.35

The above calculations of weighted average shares exclude 1,030,282, 2,335,006, and 2,394,703 outstanding anti-dilutive stock options and unvested performance and non-performance restricted stock units for the years ended December 31, 2021, 2020, and 2019, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2021	2020
Real estate developed or under development	$3,895,681	$3,862,785
Real estate held for development or held for sale (1)	70,305	110,954
Operating communities (2)	1,309,551	1,072,134
Capitalized interest	168,670	163,780
Total owned inventory	5,444,207	5,209,653
Consolidated real estate not owned	55,314	122,773
Total real estate inventory	$5,499,521	$5,332,426
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes for all active inventory.

The development status of our land inventory is as follows:

	As of December 31,
	2021		2020
(Dollars in thousands)	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Raw	4,017	$178,952	7,032	$239,554
Partially developed	24,636	1,568,967	19,495	1,215,419
Finished	19,360	2,119,128	21,396	2,388,177
Long-term strategic assets	—	—	158	13,462
Total homebuilding owned lots	48,013	3,867,047	48,081	3,856,612
Other assets(1)	5,298	98,939	5,298	117,127
Total owned lots	53,311	$3,965,986	53,379	$3,973,739
(1) The decrease in book value of land and development relates to the sale of parcels of commercial assets which are excluded from the owned lots presented in the table.

Land Deposits — We provide deposits related to land option contracts and land purchase contracts, which are capitalized when paid and classified as Land deposits.

As of December 31, 2021 and 2020, we had the right to purchase approximately 8,360 and 7,449 lots under option purchase contracts, respectively, for an aggregate purchase price of $507.2 million and $485.4 million, respectively. We do not have title to these properties, and the creditors generally have no recourse against us. As of December 31, 2021 and 2020, our exposure to loss related to option contracts with third parties and unconsolidated entities consisted of non-refundable deposits totaling $97.6 million and $65.3 million, respectively.

As of December 31, 2021 and 2020, we had the right to purchase 5,731 and 2,426 lots under land banking arrangements for an aggregate purchase price of $749.8 million and $275.0 million, respectively. We are not legally obligated to purchase the balance of the lots. As of December 31, 2021 and 2020, our exposure to loss related to non-refundable deposits on land banking arrangements totaled $117.7 million and $60.3 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest capitalized — beginning of period	$163,780	$115,593	$96,031
Interest incurred	154,623	164,085	113,301
Interest amortized to cost of home closings	(149,733)	(115,898)	(93,739)
Interest capitalized — end of period	$168,670	$163,780	$115,593

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities — We have investments in a number of joint ventures with third parties. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities. These real estate development joint ventures primary activity is development and sale of lots to joint venture partners and/or unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of December 31,
(Dollars in thousands)	2021	2020
Assets:
Real estate inventory	$414,687	$342,451
Other assets	118,990	133,903
Total assets	$533,677	$476,354
Liabilities and owners’ equity:
Debt	$167,842	$183,911
Other liabilities	16,245	21,215
Total liabilities	$184,087	$205,126
Owners’ equity:
TMHC	$171,406	$127,955
Others	178,184	143,273
Total owners’ equity	$349,590	$271,228
Total liabilities and owners’ equity	$533,677	$476,354

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Revenues	$130,640	$161,888	$277,263
Costs and expenses	(97,596)	(129,764)	(242,044)
Income of unconsolidated entities	$33,044	$32,124	$35,219
TMHC's share in income of unconsolidated entities	$11,130	$11,176	$9,509
Distributions from unconsolidated entities	$42,655	$51,626	$34,057

Consolidated Entities — We have several joint ventures for the purpose of real estate development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. For this specific subset of joint ventures, based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of these VIEs and the entities are consolidated.

As of December 31, 2021, the assets of the consolidated joint ventures totaled $291.8 million, of which $22.3 million was cash and cash equivalents and $147.6 million was owned inventory. As of December 31, 2020, the assets of the consolidated joint ventures totaled $389.2 million, of which $25.8 million was cash and cash equivalents and $320.4 million was owned inventory. The liabilities of the consolidated joint ventures totaled $165.1 million and $216.4 million as of December 31, 2021 and December 31, 2020, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
(Dollars in thousands)	2021	2020
Real estate development costs to complete	$49,833	$38,935
Compensation and employee benefits	166,272	113,896
Self-insurance and warranty reserves	141,839	118,116
Interest payable	48,551	45,917
Property and sales taxes payable	29,384	28,523
Other accruals	89,330	84,680
Total accrued expenses and other liabilities	$525,209	$430,067

Self-Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty and self-insured amounts under our various insurance policies within Beneva, a wholly owned subsidiary. A summary of the changes in our reserves are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Reserve — beginning of period	$118,116	$120,048	$93,790
Net additions to reserves due to WLH acquisition	—	9,984	—
Additions to reserves	77,827	62,722	44,093
Costs and claims incurred	(67,704)	(82,137)	(67,554)
Change in estimates to pre-existing reserves (1)	13,600	7,499	49,719
Reserve — end of period	$141,839	$118,116	$120,048
(1) Changes in estimates to pre-existing reserves for the year ended December 31, 2019 included a $43.1 million adjustment for a construction defect reserve related to warranty remediation isolated to one specific community in the Central region. The reserve estimate is based on assumptions, including but not limited to the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgement required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves.

7. ESTIMATED DEVELOPMENT LIABILITIES

Estimated development liabilities consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. At December 31, 2021 and 2020, these liabilities are based on third-party engineer cost estimate reports which reflect the estimated completion costs. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

8. DEBT
Total debt consists of the following:

	As of December 31,
	2021			2020
(Dollars in thousands)	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.875% Senior Notes due 2023	350,000	(733)	349,267	350,000	(1,300)	348,700
5.625% Senior Notes due 2024	350,000	(1,166)	348,834	350,000	(1,705)	348,295
5.875% Senior Notes due 2027	500,000	(4,243)	495,757	500,000	(5,026)	494,974
6.625% Senior Notes due 2027(1)	300,000	17,718	317,718	300,000	20,915	320,915
5.750% Senior Notes due 2028	450,000	(3,814)	446,186	450,000	(4,445)	445,555
5.125% Senior Notes due 2030	500,000	(5,440)	494,560	500,000	(6,074)	493,926
Senior Notes subtotal	2,450,000	2,322	2,452,322	2,450,000	2,365	2,452,365
Loans payable and other borrowings	404,386	—	404,386	348,741	—	348,741
$800 Million Revolving Credit Facility(2)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(2)(3)	31,529	—	31,529	—	—	—
Mortgage warehouse borrowings	413,887	—	413,887	127,289	—	127,289
Total debt	$3,299,802	$2,322	$3,302,124	$2,926,030	$2,365	$2,928,395
(1) Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting estimates.
(2) Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the Consolidated Balance Sheets.
(3) The $100 Million Revolving Credit Facility was entered into during the third quarter of 2021 and relates to our Build-to-Rent operations.

Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our senior notes (except for the remaining 2027 6.625% WLH Notes, as described below) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants. As of December 31, 2021, we were in compliance with all of the covenants under the Senior Notes.

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

6.625% Senior Notes due 2027
Following our exchange offer in the first quarter of 2020, whereby TM Communities offered to exchange any and all outstanding senior notes issued by WLH, we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”) (the Exchange Offer). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors. The change of control provisions in the indenture governing the 2027 6.625% TM Communities Notes are similar to those contained in the indentures governing our other Senior Notes. In connection with the consummation of the exchange offer, WLH entered into a supplemental indenture to eliminate substantially all of the covenants in the indenture governing the 2027 6.625% WLH Notes, including the requirements to offer to purchase such notes upon a change of control, and to eliminate certain other restrictive provisions and events that constitute an “Event of Default” in such indenture.

The 2027 6.625% Senior Notes mature on July 15, 2027. Prior to July 15, 2022, the 2027 6.625% Senior Notes may be redeemed in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest, if any, to, but not including, the redemption date. On or after July 15, 2022, the 2027 6.625% Senior Notes are redeemable at a price equal to 103.313% of principal (plus accrued and unpaid interest). On or after July 15, 2023, the 2027 6.625% Senior Notes are redeemable at a price equal to 102.208% of principal (plus accrued and unpaid interest). On or after July 31, 2024, the 2027 6.625% Senior Notes are redeemable at a price equal to 101.104% of principal (plus accrued and unpaid interest). On or after July 15, 2025, the 2027 6.625% Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest).

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

5.125% Senior Notes due 2030 and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes
In July, 2020, we partially redeemed $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 6.00% Senior Notes”) and $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). In September 2020, we redeemed the remaining $83.1 million and $103.8 million of 2023 6.00% Senior Notes and 2025 Senior Notes, respectively, using cash on hand. For the 2023 6.00% Senior Notes, the redemption price was equal to 100% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to, but excluding the redemption date. For the 2025 Senior Notes, the redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to, but excluding the redemption date. As a result of the early redemption of the 2023 and 2025 Senior Notes, we recorded a total net loss on extinguishment of debt of approximately $10.2 million in Loss on extinguishment of debt, net in the Consolidated Statement of Operations for the year ended December 31, 2020.

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

$800 Million Revolving Credit Facility
Our $800 Million Revolving Credit Facility matures on February 6, 2024 and is guaranteed by the Guarantors.
As of December 31, 2021, our $800 Million Revolving Credit Facility included $1.1 million of unamortized debt issuance costs and $58.7 million of utilized letters of credit, resulting in $741.3 million availability. As of December 31, 2020, our $800 Million Revolving Credit Facility included $1.6 million of unamortized debt issuance costs and $64.3 million of utilized letters of credit, resulting in $735.7 million of availability. Unamortized debt issuance costs are included in Prepaid expenses and other assets, net on the Consolidated Balance Sheets.
The $800 Million Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.4 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $800 Million Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $800 Million Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $800 Million Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $800 Million Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of December 31, 2021, we were in compliance with all of the covenants under the $800 Million Revolving Credit Facility.

$100 Million Revolving Credit Facility

This facility is specific to our Build-to-Rent operations. On September 17, 2021, we entered into a $100 Million Revolving Credit Facility, which matures on September 17, 2024 and is guaranteed by the Guarantors (the $100 Million Revolving Credit Agreement together with the $800 Million Revolving Credit Agreement, the "Revolving Credit Facilities").

As of December 31, 2021, we had $0.7 million of unamortized debt issuance costs relating to our $100 Million Revolving
Credit Facility, which are included in Prepaid expenses and other assets, net, on the Consolidated Balance Sheets.
As of December 31, 2021 we had no utilized letters of credit, resulting in $68.5 million of availability under the $100 Million
Revolving Credit Facility.

The $100 Million Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.4 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $100 Million Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $100 Million Revolving Credit Facility in an aggregate amount greater than $$40.0 million or unreimbursed letters of credit issued under the $100 Million Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $100 Million Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The $100 Million Revolving Credit Facility includes the same restrictive covenants as are included in the $800 Million
Revolving Credit Facility, described above. As of December 31, 2021, we were in compliance with all of the covenants under the $100 Million Revolving Credit Facility

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	December 31, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$12	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	86,409	150,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	116,601	250,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	105,065	150,000	LIBOR + 1.65%	November 20, 2022	Mortgage Loans
Warehouse E	105,800	200,000	LIBOR + 1.50%	On Demand	Mortgage Loans
Total	$413,887	$760,000

	December 31, 2020
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$40,958	$55,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	19,457	85,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	43,148	75,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	23,726	80,000	LIBOR + 1.65%	November 15, 2021	Mortgage Loans
Total	$127,289	$295,000

(1) Subject to certain interest rate floors.
(2) The mortgage warehouse borrowings outstanding as of December 31, 2021 and 2020, are collateralized by $467.5 million and $201.2 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $3.5 million and $1.3 million, respectively, of cash, which is included in restricted cash on our Consolidated Balance Sheet.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of December 31, 2021 and 2020 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. These borrowings bear interest at rates that ranged from 0% to 8% at each of December 31, 2021 and 2020.
Future Minimum Principal Payments on Total Debt
Principal maturities of total debt for the year ended December 31, 2021 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2022	$651,872
2023	471,053
2024	380,440
2025	19,151
2026	20,795
Thereafter	1,756,491
Total debt	$3,299,802

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes IRLCs and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2021, when compared to December 31, 2020.

The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$467,534	$467,534	$201,177	$201,177
IRLCs	3	2,110	2,110	5,294	5,294
MBSs	2	(449)	(449)	(1,847)	(1,847)
Mortgage warehouse borrowings	2	413,887	413,887	127,289	127,289
Loans payable and other borrowings	2	404,386	404,386	348,741	348,741
5.875% Senior Notes due 2023 (1)	2	349,267	365,890	348,700	371,000
5.625% Senior Notes due 2024 (1)	2	348,834	372,750	348,295	375,830
5.875% Senior Notes due 2027 (1)	2	495,757	560,000	494,974	566,650
6.625% Senior Notes due 2027 (1)	2	317,718	315,750	320,915	324,240
5.750% Senior Notes due 2028 (1)	2	446,186	502,875	445,555	509,625
5.125% Senior Notes due 2030 (1)	2	494,560	550,000	493,926	560,000
$800 Million Revolving Credit Facility	2	—	—	—	—
$100 Million Revolving Credit Facility	2	31,529	31,529	—	—
Equity Security Investment	1	6,400	6,400	—	—
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level in Fair Value Hierarchy	As of December 31, 2020
Description:
Inventories	3	22,556

We did not have any inventories impaired for the year ended December 31, 2021.

10. INCOME TAXES

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current:
Federal	$73,087	$11,621	$54,372
State	23,493	11,733	9,839
Current tax provision	$96,580	$23,354	$64,211
Deferred:
Federal	$75,044	$45,594	$(1,811)
State	9,117	5,642	4,958
Deferred tax provision	$84,161	$51,236	$3,147
Total income tax provision	$180,741	$74,590	$67,358

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.8	4.6	3.9
Non-controlling interest	(0.6)	—	—
Uncertain tax positions	(0.2)	(0.1)	(0.2)
Deferred tax adjustments	—	—	0.2
Energy tax credits	(1.4)	(2.9)	(4.6)
Disallowed compensation expense	0.2	0.9	0.3
Disallowed M&A expenses	—	2.1	—
Impact of CARES Act	(1.3)	(2.2)	—
Other	(0.6)	(0.4)	0.3
Effective Rate	20.9%	23.0%	20.9%

Our effective tax rate was 20.9% and 23.0% for the years ended December 31, 2021 and December 31, 2020, respectively. Our effective rate for both years was affected by a number of factors including state income taxes, energy tax credits relating to homebuilding activities, and tax benefits from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which contains a number of economic relief provisions in response to the COVID-19 pandemic. The effective tax rate for the year ended December 31, 2021 was favorably impacted by income attributable to minority interest. The effective tax rate for the year ended December 31, 2020 was unfavorably impacted by certain expenses related to the acquisition of WLH which were not deductible for tax purposes.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2021 and 2020, consisted of timing differences related to real estate inventory impairments, expense accruals and reserves, provisions for liabilities, and net operating loss carryforwards. A summary of these components for the years ending December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Real estate inventory	$18,300	$91,499
Accruals and reserves	56,244	47,536
Other	11,739	22,914
Net operating losses (1)	76,119	87,940
Capital loss carryforward	36,054	36,054
Total deferred tax assets	$198,456	$285,943
Deferred tax liabilities:
Real estate inventory, intangibles, other	(11,162)	(11,811)
Valuation allowance	(36,054)	(36,054)
Total net deferred tax assets	$151,240	$238,078
(1) A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from three acquisitions: 1) the 2011 acquisition of the Company by our former principal equityholders, 2) the 2018 acquisition of AV Homes and 3) the 2020 acquisition of WLH. All three acquisitions were deemed to be a change in control as defined by Section 382.

On both December 31, 2021 and 2020, we had a valuation allowance of $36.1 million against net deferred tax assets. The valuation allowance is the result of the 2018 corporate reorganization which triggered a capital loss carryforward which is not expected to be realized. We have approximately $228.0 million in available gross federal NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for a period of 20 years and begin to expire in 2029. State NOL carryforwards may be used to offset future taxable income for a period of 20 years and begin to expire in 2026. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ending December 31,
(Dollars in thousands)	2021	2020	2019
Beginning of the period	$5,762	$6,158	$7,391
Increases from current year acquisitions	—	—	—
Increases of prior year items	—	—	15
Settlement with tax authorities	—	—	(977)
Decreased for tax positions of prior years	(4,140)	—	(76)
Decreased due to statute of limitations	(1,622)	(396)	(195)
End of the period	$—	$5,762	$6,158

The decrease in unrecognized tax benefits for the year ending December 31, 2021 was primarily the result of management’s determination regarding the realizability of certain carryforward loss positions and the lapse in the statute of limitations on other positions. As of December 31, 2021 there are no unrecognized tax benefits.

We recognized potential penalties and interest expense on our uncertain tax positions of $0.0 million, $0.5 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019 respectively, which are included in income tax provision in the Consolidated Statements of Operations and income taxes payable in the Consolidated Balance Sheets.

We are currently under examination by the IRS for tax years 2017 and 2018 and anticipate finalizing this examination within the next twelve months. The outcome of this examination is not currently determinable. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2017 through 2021.

11. STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Warrants

In connection with our acquisition of WLH, we issued 1,704,205 warrants to purchase shares of TMHC Common Stock at an exercise price of $19.12 per share. These warrants were exercised on April 30, 2021 through settlement of approximately 1.0 million surrendered TMHC shares. The exercise was recognized in accordance with ASC 718, Compensation – Stock Compensation, and has been reflected in Additional paid-in capital and Treasury stock on our Consolidated Statements of Stockholders’ Equity. As of December 31, 2021, there were no outstanding warrants to purchase shares of our common stock.

Stock Repurchase Program

On December 13, 2021, we announced that our Board of Directors authorized a $250.0 million renewal of our stock repurchase program, which expires on June 30, 2024. Repurchases of our Common Stock under the program will be effected, if at all, through open market purchases, privately negotiated transactions or other transactions.

The following table summarizes share repurchase activity for the program for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Amount available for repurchase — beginning of period(1)	$86,831	$—
Additional amount authorized for repurchase(2)	500,000	200,000
Unused amount as part of authorization renewal3)	(74,998)	—
Amount repurchased at cost, 9,918,104 and 5,941,324 shares as of December 31, 2021 and December 31, 2020, respectively	(281,420)	(103,332)
Amount available for repurchase — end of period	$230,413	$96,668
(1) Represents the amount available for repurchase as of January 1 for the years provided, adjusted for previously expired share repurchase authorizations.
(2) Amount includes a $250.0 million renewal announced on each June 1, 2021 and December 13, 2021.
(3)Amount represents the unused value of the repurchase authorization from June 1, 2021, which was cancelled when the December 13, 2021 authorization was announced.

Subsequent to December 31, 2021, we repurchased and settled approximately 731,000 shares of our Common Stock for approximately $22.3 million under our share repurchase program. As of February 23, 2022, we had $208.1 million of availability to repurchase shares under the program.

12. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2017. The Plan provides for the grant of stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of December 31, 2021, we had an aggregate of 5,404,025 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the Consolidated Statements of Operations:

(Dollars in thousands)	Year Ended December 31,
	2021	2020	2019
Restricted stock units (1) (2)	$15,856	$19,938	$10,989
Stock options	4,087	7,085	3,774
Total stock compensation	$19,943	$27,023	$14,763
(1) Includes compensation expense related to time-based RSUs and PRSUs.
(2) Stock-based compensation expense in 2021 and 2020 includes expense recognized for equity awards associated with the acquisition of WLH, which were converted from WLH to TMHC equity awards. An additional $5.1 million of stock based compensation expense relating to the accelerations of awards from the WLH acquisition were charged to Transaction expenses on the Consolidated Statement of Operations for the year ended December 31, 2020.

At December 31, 2021, 2020, and 2019, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $26.5 million, $23.8 million, and $20.8 million, respectively.

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

The following table summarizes stock option activity for the Plan for each year presented:

	Year Ended December 31,
	2021		2020		2019
	Number of Options	Weighted Average Exercise/Grant Price	Number of Options(1)	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price
Outstanding, beginning	3,772,775	$19.73	3,339,244	$18.98	3,239,995	$18.87
Granted(2)	712,910	28.64	1,139,583	21.95	997,924	18.15
Exercised	(1,204,283)	19.37	(551,845)	17.91	(765,781)	17.29
Cancelled/forfeited(2)	(115,790)	21.53	(154,207)	20.93	(132,894)	19.86
Balance, ending	3,165,612	$22.02	3,772,775	$19.73	3,339,244	$18.98
Options exercisable, at December 31,	1,407,618	$19.12	1,934,328	$18.73	1,400,974	$19.09
(1) The year ended December 31, 2020 has been adjusted to include 309,277 options granted, 94,861 options exercised, and 214,416 options exercisable from the acquisition of WLH which were previously excluded from the table.
(2) Excludes the number of options granted and canceled in the same period.

	As of December 31,
(Dollars in thousands)	2021	2020	2019
Unamortized value of unvested stock options (net of estimated forfeitures)	$7,515	$6,847	$6,759
Weighted-average period (in years) that expense is expected to be recognized	2.5	2.5	2.5
Weighted-average remaining contractual life (in years) for options outstanding	7.0	6.6	6.9
Weighted-average remaining contractual life (in years) for options exercisable	5.3	4.9	5.1

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

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Expected volatility	24.65%	24.19%	19.33%
Risk-free interest rate	0.75%	1.19%	2.49%
Expected term (in years)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$7.45	$5.89	$4.69

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2021, 2020 and 2019 (excluding options relating to the acquisition of WLH)

	As of December 31,
(Dollars in thousands)	2021	2020	2019
Aggregate intrinsic value of options outstanding	$38,190	$21,399	$10,935
Aggregate intrinsic value of options exercisable	$18,897	$11,903	$4,283

The aggregate intrinsic value is based on the market price of our Common Stock on December 31, 2021, the last trading day in December 2021, which was $34.96, less the applicable exercise price of the underlying option. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2021.

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

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2021	2020	2019
Balance, beginning	930,633	998,639	1,155,723
Granted	289,308	295,405	416,874
Vested	(275,286)	(319,732)	(511,984)
Forfeited	(18,462)	(43,679)	(61,974)
Balance, ending	926,193	930,633	998,639

	Year Ended December 31,
(Dollars in thousands):	2021	2020	2019
PRSU expense recognized	$8,125	$5,692	$5,866
Unamortized value of PRSUs	$8,419	$7,848	$7,912
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.8

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

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2021		2020		2019
(Dollars in thousands except per share data):	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs(1)	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	881,272	$21.33	709,754	$18.11	769,641	$16.73
Granted	370,762	28.62	1,228,451	23.07	299,481	18.42
Vested	(390,358)	21.28	(1,004,450)	16.83	(320,701)	15.25
Forfeited	(57,211)	23.68	(52,483)	19.65	(38,667)	16.91
Balance, ending(1)	804,465	$24.73	881,272	$21.33	709,754	$18.11
(1) The year ended December 31, 2020 has been adjusted to include 791,189 RSUs granted and 684,078 RSU's vested from the acquisition of WLH which were previously excluded from the table.

	Year Ended December 31,
(Dollars in thousands):	2021	2020	2019
RSU expense recognized(1)	$7,731	$14,246	$5,123
Unamortized value of RSUs(1)	$10,561	$9,116	$6,176
Weighted-average period expense is expected to be recognized (in years)(1)	1.7	1.8	1.7
(1) RSUs relating to the WLH acquisition are excluded from the table above. As of December 31, 2020, we recognized $7.1 million of RSU expense and approximately $1.0 million remains unamortized and will be expensed through the first quarter of 2022.

The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient.

13. OPERATING AND REPORTING SEGMENTS

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

Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows:

	Year Ended December 31, 2021
(Dollars in thousands)	East	Central	West	Financial Services (1)	Corporate and Unallocated (2)	Total
Total revenues	$2,423,948	$1,741,689	$3,126,621	$164,615	$44,392	$7,501,265

Gross margin	$522,721	$336,896	$614,130	$62,767	$11,367	$1,547,881
Selling, general and administrative expense	(184,744)	(133,991)	(187,515)	—	(162,092)	(668,342)
Equity in income/(loss) of unconsolidated entities	—	306	2,190	8,644	(10)	11,130
Interest and other expense, net (3)	(923)	(3,103)	(7,228)	—	(16,307)	(27,561)
Income/(loss) before income taxes	$337,054	$200,108	$421,577	$71,411	$(167,042)	$863,108
(1) All operating expenses, excluding Transaction expenses, are reclassified into gross margin for Financial Services
(2) Includes the activity from our Build-To-Rent and Urban Form operations.
(3) Interest and other expense, net includes pre-acquisition write-offs of terminated projects.

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
(1) All operating expenses, excluding transaction expenses, are reclassified into gross margin for Financial Services
(2) Includes the activity from our Build-To-Rent and Urban Form operations.
(3) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	Year Ended December 31, 2019
(Dollars in thousands)	East	Central	West	Financial Services (1)	Corporate and Unallocated	Total
Total revenues	$1,950,742	$1,334,389	$1,384,113	$92,815	$—	$4,762,059

Gross margin	$307,893	$187,957	$286,511	$41,729	$—	$824,090
Selling, general and administrative expense	(168,928)	(121,962)	(94,609)	—	(104,772)	(490,271)
Equity in (loss)/income of unconsolidated entities	—	(215)	3,562	6,021	141	9,509
Interest and other expense, net (2)	(5,545)	(1,024)	(3,273)	—	(5,408)	(15,250)
Loss on extinguishment of debt	—	—	—	—	(5,806)	(5,806)
Income/(loss) before income taxes	$133,420	$64,756	$192,191	$47,750	$(115,845)	$322,272
(1) All operating expenses, excluding transaction expenses, are reclassified into gross margin for Financial Services
(2) Interest and other expense, net includes transaction related expenses and pre-acquisition write-offs of terminated projects.

	As of December 31, 2021
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,781,948	$1,282,024	$2,665,084	$—	$—	$5,729,056
Investments in unconsolidated entities	—	87,600	79,531	4,275	—	171,406
Other assets	196,126	221,906	588,520	559,233	1,261,530	2,827,315
Total assets	$1,978,074	$1,591,530	$3,333,135	$563,508	$1,261,530	$8,727,777
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2020
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,712,852	$1,176,604	$2,568,595	$—	$—	$5,458,051
Investments in unconsolidated entities	—	58,052	65,395	4,498	10	127,955
Other assets	170,382	192,981	578,231	284,265	926,130	2,151,989
Total assets	$1,883,234	$1,427,637	$3,212,221	$288,763	$926,140	$7,737,995
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2019
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated	Total
Real estate inventory and land deposits	$1,841,904	$965,039	$1,219,411	$—	$—	$4,026,354
Investments in unconsolidated entities	—	37,506	86,996	4,015	242	128,759
Other assets	165,777	121,724	60,060	257,760	485,252	1,090,573
Total assets	$2,007,681	$1,124,269	$1,366,467	$261,775	$485,494	$5,245,686

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.2 billion and $1.0 billion as of December 31, 2021 and 2020, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2021 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2021 and 2020, the aggregate purchase price of these contracts was $1.3 billion and $0.8 billion respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2021 and 2020, our legal accruals were $21.7 million and $23.5 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws. The class action complaint seeks an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Second District Court of Appeal on November 29, 2021, and as of December 31, 2021, our appeal remains pending. Plaintiffs have agreed to continue to pay club membership fees pending the outcome of the appeal. We believe, based on our assessment and the opinion of external legal counsel, that the court’s legal interpretation constitutes legal error and the court incorrectly ruled on this matter. In accordance with ASC Topic 450, Contingencies, we evaluated the range of loss and the likelihood of each potential amount of loss within the range.

While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, in evaluating the potential outcomes, we believe the more likely outcome is that we win the appeal. This belief is based on our review of the legal merit of the judgement, as well as the opinion of external legal counsel. Accordingly, in assessing the range of possible loss, we believe the more likely outcome is that we win on appeal and will have zero liability.

15. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs when originating residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses on the IRLCs, reflected as derivative assets, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	December 31, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Notional Amount(1)	Fair Value	Notional Amount(1)
IRLCs	$2,110	$158,299	$5,294	$260,954
MBSs	(449)	407,000	(1,847)	376,000
Total, net	$1,661		$3,447
(1) The notional amounts in the table above includes mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $173.7 million and $290.3 million at December 31, 2021 and 2020, respectively. This amount represents the commitments to originate loans for both best efforts and mandatory loans that have been locked and approved by underwriting.

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

16. BUSINESS COMBINATIONS

In accordance with ASC Topic 805, Business Combinations, all assets acquired and liabilities assumed from our acquisition of WLH on February 6, 2020 were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid. Upon finalization, total purchase consideration of the WLH acquisition was $1.1 billion, consisting of multiple components: (i) cash of $157.8 million, (ii) the issuance of approximately 28.3 million shares of TMHC Common Stock with a value of $773.9 million, (iii) the repayment of $160.8 million of borrowings under WLH's Revolving Credit Facility, and (iv) the conversion of WLH issued equity instruments consisting of restricted stock units, restricted stock awards, stock options and warrants to TMHC stock with a value of $24.1 million.

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
(3) See Note 8 - Debt

Unaudited Pro Forma Results of Business Combination

The following unaudited pro forma information for the periods presented include the results of operations of our acquisition of WLH as if it was completed on January 1, 2019. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations or future results that would have been achieved if the acquisition had taken place one year prior to the acquisition year. The pro forma information combines the historical results of the Company with the historical results of our acquisition for the periods presented.

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

Pro forma presentation for the WLH acquisition

	For the Year Ended December 31,
(Dollars in thousands except per share data)	2020	2019
Total revenue	$6,216,418	$6,751,846

Net income before allocation to non-controlling interests	309,022	171,114
Net loss attributable to non-controlling interests — joint ventures	6,975	30,661
Net income available to TMHC	$302,047	$140,453

Weighted average shares - Basic	131,011	135,661
Weighted average shares - Diluted	132,370	136,952

Earnings per share - Basic	$2.31	$1.04
Earnings per share - Diluted	$2.28	$1.03

For the year ended December 31, 2020, total revenue on the Consolidated Statement of Operations included $1.6 billion of revenues, and earnings before income taxes included $48.0 million of pre-tax earnings from WLH since the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of December 31, 2021, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2021. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 23, 2022

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2022 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 31, 2017, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,896,270	(2)	$22.02	(3)	5,404,025	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)Equity compensation plans approved by security holders covers the Equity Plan. The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.
(2)Column (a) includes 1,730,658 shares of our Common Stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs”) and outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs, such equity awards are not included in the weighted-average exercise price calculation in column (b).
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

PART IV

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

3.2	Amended and Restated By-laws (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on December 13, 2021, and incorporated herein by reference).
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

4.11
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-A12B/A, filed on June 10, 2019, and incorporated herein by reference).

4.12
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

10.7*†	Amended and Restated Employment Agreement, dated October 12, 2021, between Taylor Morrison, Inc. and Sheryl D. Palmer.
10.8†
Amended and Restated Employment Agreement, dated June 15, 2018, between Taylor Morrison, Inc. and C. David Cone (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.9*†	Amended and Restated Employment Agreement, dated October 12, 2021, between Taylor Morrison, Inc. and Darrell C. Sherman.
10.10*†	Amended and Restated Employment Agreement, dated October 26, 2021, between Taylor Morrison, Inc. and Louis Steffens.
10.11†
Form of Restrictive Covenants Agreement with Taylor Morrison, Inc. (included as Exhibit 10.12 to Amendment No. 3 to Taylor Morrison Home Corporation's Registration Statement on Form S-1, filed on March 6, 2013, and incorporated herein by reference.

10.12†
2015 Non-Employee Director Deferred Compensation Plan (included as Exhibit 10.4 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.12(a)†
Form of Deferred Stock Unit Award Agreement (included as Exhibit 10.5 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, and incorporated herein by reference).

10.13†
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

10.16†
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

10.17
Credit Agreement, dated as of February 6, 2020, among the Taylor Morrison Communities, Inc., Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., each lender from time to time party thereto and Citibank N.A., as administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2020, and incorporated herein by reference).

10.18	Warrant dated February 6, 2020 (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2020, and incorporated herein by reference).
10.19†
Retirement Agreement, dated as of June 21, 2021, between Taylor Morrison Home Corporation, Taylor Morrison, Inc. and C. David Cone (incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2021).

21.1*	Subsidiaries of Taylor Morrison Home Corporation
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
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

DATE: February 23, 2022

/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Louis Steffens
Louis Steffens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary H. Hunt	Director	February 23, 2022
Gary H. Hunt

/s/ William H. Lyon	Director	February 23, 2022
William H. Lyon

/s/ Peter Lane	Director	February 23, 2022
Peter Lane

/s/ David Merritt	Director	February 23, 2022
David Merritt

/s/ Anne L. Mariucci	Director	February 23, 2022
Anne L. Mariucci

/s/ Andrea Owen	Director	February 23, 2022
Andrea Owen

/s/ Denise Warren	Director	February 23, 2022
Denise Warren

/s/ Christopher Yip	Director	February 23, 2022
Christopher Yip