Form 10-Q
period 2022-03-31
Taylor Morrison Home Corp
filed 2022-04-27
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2022
Common stock, $0.00001 par value	119,638,931

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$569,249	$832,821
Restricted cash	1,578	3,519
Total cash, cash equivalents, and restricted cash	570,827	836,340
Owned inventory	5,699,709	5,444,207
Consolidated real estate not owned	43,418	55,314
Total real estate inventory	5,743,127	5,499,521
Land deposits	260,861	229,535
Mortgage loans held for sale	229,651	467,534
Derivative assets	5,501	2,110
Lease right of use assets	85,582	85,863
Prepaid expenses and other assets, net	271,180	314,986
Other receivables, net	155,660	150,864
Investments in unconsolidated entities	173,231	171,406
Deferred tax assets, net	151,240	151,240
Property and equipment, net	207,918	155,181
Goodwill	663,197	663,197
Total assets	$8,517,975	$8,727,777
Liabilities
Accounts payable	$225,312	$253,348
Accrued expenses and other liabilities	416,881	525,209
Lease liabilities	94,405	96,172
Income taxes payable	15,350	—
Customer deposits	540,916	485,705
Estimated development liabilities	38,522	38,923
Senior notes, net	2,452,311	2,452,322
Loans payable and other borrowings	395,400	404,386
Revolving credit facility borrowings	—	31,529
Mortgage warehouse borrowings	200,662	413,887
Liabilities attributable to consolidated real estate not owned	43,418	55,314
Total liabilities	$4,423,177	$4,756,795
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ Equity
Total stockholders’ equity	4,094,798	3,970,982
Total liabilities and stockholders’ equity	$8,517,975	$8,727,777

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Home closings revenue, net	$1,644,409	$1,363,429
Land closings revenue	15,610	4,889
Financial services revenue	35,199	44,065
Amenity and other revenue	7,906	5,429
Total revenue	1,703,124	1,417,812
Cost of home closings	1,264,974	1,110,242
Cost of land closings	14,364	4,027
Financial services expenses	24,214	23,999
Amenity and other expenses	6,444	5,103
Total cost of revenue	1,309,996	1,143,371
Gross margin	393,128	274,441
Sales, commissions and other marketing costs	89,123	85,952
General and administrative expenses	68,142	61,553
Equity in income of unconsolidated entities	(1,831)	(5,661)
Interest expense/(income), net	4,252	(119)
Other expense, net	542	975
Income before income taxes	232,900	131,741
Income tax provision	54,439	29,298
Net income before allocation to non-controlling interests	178,461	102,443
Net income attributable to non-controlling interests	(1,758)	(4,422)
Net income available to Taylor Morrison Home Corporation	$176,703	$98,021
Earnings per common share
Basic	$1.46	$0.76
Diluted	$1.44	$0.75
Weighted average number of shares of common stock:
Basic	121,186	128,883
Diluted	122,657	131,246

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Comprehensive Income before non-controlling interests, net of tax	$178,461	$102,443
Comprehensive income attributable to non-controlling interests	(1,758)	(4,422)
Comprehensive income available to Taylor Morrison Home Corporation	$176,703	$98,021

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—		—	—	—	176,703	—	1,758	178,461
Exercise of stock options	101,076		2,356	—	—	—	—	—	2,356
Issuance of restricted stock units, net of shares withheld for tax(1)	378,852		(3,621)	—	—	—	—	—	(3,621)
Repurchase of common stock	(1,948,187)		—	1,948,187	(58,029)	—	—	—	(58,029)
Stock compensation expense	—		6,863	—	—	—	—	—	6,863
Distributions to non-controlling interests of consolidated joint ventures	—		—	—	—	—	—	(1,752)	(1,752)
Changes in non-controlling interests of consolidated joint ventures	—		—	—	—	—	—	(462)	(462)
Balance – March 31, 2022	120,365,390	$1	$3,002,809	38,776,746	$(818,892)	$1,865,518	$689	$44,673	$4,094,798
(1) Dollar amount represents the value of shares withheld for taxes.

For the three months ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	98,021	—	4,422	102,443
Exercise of stock options	349,675	—	6,320	—	—	—	—	—	6,320
Issuance of restricted stock units, net of shares withheld for tax(1)	357,213	—	(4,664)	—	—	—	—	—	(4,664)
Repurchase of common stock	(1,447,309)	—	—	1,447,309	(38,418)	—	—	—	(38,418)
Stock compensation expense	—	—	5,682	—	—	—	—	—	5,682
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(7,961)	(7,961)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(1,588)	(1,588)
Balance – March 31, 2021	128,736,493	$1	$2,934,111	27,332,065	$(485,274)	$1,123,810	$(1,166)	$84,082	$3,655,564
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$178,461	$102,443
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in income of unconsolidated entities	(1,831)	(5,661)
Stock compensation expense	6,863	5,682
Distributions of earnings from unconsolidated entities	2,058	3,162
Depreciation and amortization	8,841	9,636
Operating lease expense	6,913	3,969
Debt issuance costs amortization	191	118
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(286,828)	(356,519)
Mortgages held for sale, prepaid expenses and other assets	171,618	(85,270)
Customer deposits	55,211	110,581
Accounts payable, accrued expenses and other liabilities	(138,247)	34,208
Income taxes payable	54,211	33,343
Net cash provided by/(used in) operating activities	57,461	(144,308)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,389)	(7,824)
Distributions of capital from unconsolidated entities	—	7,451
Investments of capital into unconsolidated entities	(2,052)	(13,102)
Net cash used in investing activities	(7,441)	(13,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	18,287	36,868
Repayments on loans payable and other borrowings	(26,688)	(27,580)
Borrowings on revolving credit facilities	32,548	—
Repayments on revolving credit facilities	(64,077)	—
Borrowings on mortgage warehouse facilities	562,024	697,398
Repayments on mortgage warehouse facilities	(775,249)	(643,854)
Proceeds from stock option exercises	2,356	6,320
Payment of principle portion of finance lease	(1,332)	(1,325)
Repurchase of common stock, net	(58,029)	(38,418)
Payment of taxes related to net share settlement of equity awards	(3,621)	(5,288)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	(1,752)	(6,971)
Net cash (used in)/provided by financing activities	(315,533)	17,150
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(265,513)	$(140,633)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	836,340	534,109
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$570,827	$393,476
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax (payments)/refund, net	$(228)	$4,592
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$59,830	$82,378
Change in inventory not owned	$(11,896)	$(64,916)
Net non-cash distributions from non-controlling interests	$—	$(990)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up and 55-plus active lifestyle (formerly referred to as active adult) buyers. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our homebuilding segments operate under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We also have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the “Urban Form” brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.
We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests” on the Condensed Consolidated Statements of Operations.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and these accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of goodwill, valuation of development liabilities, valuation of equity awards, valuation allowance on deferred tax assets, and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. We did not perform an impairment test during the first quarter of 2022 as indicators of impairment were not present.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2022 and 2021, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2022 and December 31, 2021, we had no inactive projects.

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

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into these agreements to acquire land or lots and pay a non-refundable deposit, a Variable Interest Entity (“VIE”) may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned within our real estate inventory balance in the Consolidated Balance Sheets.

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

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no impairment charges related to the investments in unconsolidated entities for the three months ended March 31, 2022 and 2021.

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

Recently Issued Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients for applying U.S. GAAP to contracts affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the effect of adopting the new guidance on our consolidated financial statements and related disclosures. However, we do not believe the effect of adopting will have a material impact.

3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income available to TMHC	$176,703	$98,021
Denominator:
Weighted average shares – basic	121,186	128,883
Restricted stock units	801	975
Stock Options	670	844
Warrants	—	544
Weighted average shares – diluted	122,657	131,246
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$1.46	$0.76
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$1.44	$0.75

The above calculations of weighted average shares exclude 1,045,290 and 811,658 anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three months ended March 31, 2022 and 2021, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Real estate developed and under development	$3,895,167	$3,895,681
Real estate held for development or held for sale (1)	72,022	70,305
Operating communities (2)	1,554,551	1,309,551
Capitalized interest	177,969	168,670
Total owned inventory	5,699,709	5,444,207
Consolidated real estate not owned	43,418	55,314
Total real estate inventory	$5,743,127	$5,499,521
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2022		December 31, 2021
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Homebuilding owned lots
Raw	3,933	$179,376	4,017	$178,952
Partially developed	23,237	1,572,778	24,636	1,568,967
Finished	19,999	2,124,655	19,360	2,119,128
Total homebuilding owned lots	47,169	3,876,809	48,013	3,867,047
Other assets	5,298	90,380	5,298	98,939
Total owned lots	52,467	$3,967,189	53,311	$3,965,986

We have land option purchase contracts, land banking arrangements and other controlled lot agreements. We do not have title to the properties, and the creditors generally only have recourse against us in the form of retaining any non-refundable deposits. We are also not legally obligated to purchase the balance of the lots. Deposits related to these lots are capitalized when paid and classified as Land deposits until the associated property is purchased. The table below presents a summary of our controlled lots for the following periods (dollars in thousands):

	As of
	March 31, 2022			December 31, 2021
	Controlled Lots	Purchase Price	Land Deposit (1)	Controlled Lots	Purchase Price	Land Deposit (1)
Homebuilding controlled lots
Land option purchase contracts	7,831	$457,796	$52,213	8,360	$507,161	$57,554
Land banking arrangements	7,117	1,000,881	136,404	5,731	749,813	117,721
Other controlled lots	14,766	1,303,421	49,792	14,671	1,338,284	38,505
Total controlled lots	29,714	$2,762,098	$238,409	28,762	$2,595,258	$213,780
(1) Land deposits noted are all non-refundable and represent our exposure to loss related to our contracts with third parties, unconsolidated entities, and land banking arrangements.. In addition, at March 31, 2022 and December 31, 2021 we had refundable deposits of $22.5 million and $15.7 million respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest capitalized - beginning of period	$168,670	$163,780
Interest incurred and capitalized	39,729	37,719
Interest amortized to cost of home closings	(30,430)	(27,325)
Interest capitalized - end of period	$177,969	$174,174

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
We have investments in a number of joint ventures with third parties. These entities are generally involved in real estate development, homebuilding and/or mortgage lending activities. The real estate development joint ventures primary activity is development and sale of lots to joint venture partners and/or unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Assets:
Real estate inventory	$418,004	$414,687
Other assets	134,890	118,990
Total assets	$552,894	$533,677
Liabilities and owners’ equity:
Debt	$176,477	$167,842
Other liabilities	23,231	16,245
Total liabilities	199,708	184,087
Owners’ equity:
TMHC	173,231	171,406
Others	179,955	178,184
Total owners’ equity	353,186	349,590
Total liabilities and owners’ equity	$552,894	$533,677

	Three Months Ended March 31,
	2022	2021
Revenues	$30,401	$49,880
Costs and expenses	(25,694)	(34,157)
Income of unconsolidated entities	$4,707	$15,723
TMHC’s share in income of unconsolidated entities	$1,831	$5,661
Distributions to TMHC from unconsolidated entities	$2,058	$10,613

Consolidated Entities
We have several joint ventures for the purpose of real estate development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. For this specific subset of joint ventures, based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and these entities are consolidated.

As of March 31, 2022, the assets of the consolidated joint ventures totaled $260.0 million, of which $23.1 million was cash and cash equivalents and $79.0 million was owned inventory. As of December 31, 2021, the assets of the consolidated joint ventures totaled $291.8 million, of which $22.3 million was cash and cash equivalents and $147.6 million was owned inventory. The liabilities of the consolidated joint ventures totaled $141.2 million and $165.1 million as of March 31, 2022 and December 31, 2021, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Real estate development costs to complete	$46,044	$49,833
Compensation and employee benefits	78,849	166,272
Self-insurance and warranty reserves	140,970	141,839
Interest payable	39,241	48,551
Property and sales taxes payable	27,115	29,384
Other accruals	84,662	89,330
Total accrued expenses and other liabilities	$416,881	$525,209

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Reserve - beginning of period	$141,839	$118,116
Other additions to reserves	8,884	12,391
Cost of claims incurred	(12,473)	(15,865)
Changes in estimates to pre-existing reserves	2,720	1,764
Reserve - end of period	$140,970	$116,406

7. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2022			December 31, 2021
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value
5.875% Senior Notes due 2023	$350,000	$(591)	$349,409	$350,000	$(733)	$349,267
5.625% Senior Notes due 2024	350,000	(1,032)	348,968	350,000	(1,166)	348,834
5.875% Senior Notes due 2027	500,000	(4,047)	495,953	500,000	(4,243)	495,757
6.625% Senior Notes due 2027	300,000	16,919	316,919	300,000	17,718	317,718
5.75% Senior Notes due 2028	450,000	(3,656)	446,344	450,000	(3,814)	446,186
5.125% Senior Notes due 2030	500,000	(5,282)	494,718	500,000	(5,440)	494,560
Senior Notes subtotal	$2,450,000	$2,311	$2,452,311	$2,450,000	$2,322	$2,452,322
Loans payable and other borrowings	395,400	—	395,400	404,386	—	404,386
$800 Million Revolving Credit Facility	—	—	—	—	—	—
$100 Million Revolving Credit Facility	—	—	—	31,529	—	31,529
Mortgage warehouse borrowings	200,662	—	200,662	413,887	—	413,887
Total debt	$3,046,062	$2,311	$3,048,373	$3,299,802	$2,322	$3,302,124

Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our Senior Notes (except for the remaining 2027 6.625% WLH Notes, as described below) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the Senior Notes have financial maintenance covenants. As of March 31, 2022, we were in compliance with all of the covenants under the Senior Notes.

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

5.125% Senior Notes due 2030 and Redemption of the 2023 6.00% Senior Notes and Redemption of the 5.875% 2025 Senior Notes

In July 2020, we partially redeemed $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 Senior Notes”) and $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). In September 2020, we redeemed the remaining $83.1 million and $103.8 million of 2023 Senior Notes and 2025 Senior Notes, respectively, using cash on hand. For the 2023 Senior Notes, the redemption price was equal to 100.0% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to but excluding the redemption date. For the 2025 Senior Notes, the redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to but excluding the redemption date. As a result of the early redemption of the 2023 Senior Notes and 2025 Senior Notes, we

recorded a total net loss on extinguishment of debt of approximately $10.2 million in Loss on extinguishment of debt, net, in the Consolidated Statement of Operations for the year ended December 31, 2020.

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

$800 Million Revolving Credit Facility
On March 11, 2022, we amended our $800 Million Revolving Credit Facility, which extends the maturity date from February 6, 2024 to March 11, 2027 and includes reduced pricing upon meeting lower capitalization ratios. The facility remains guaranteed by the Guarantors.

We had no outstanding borrowings under our $800 Million Revolving Credit Facility as of March 31, 2022 or December 31, 2021.
As of March 31, 2022 and December 31, 2021, we had $3.2 million and $1.1 million, respectively, of unamortized debt issuance costs relating to our $800 Million Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, we had $52.9 million and $58.7 million, respectively, of utilized letters of credit, resulting in $747.1 million and $741.3 million, respectively, of availability under the $800 Million Revolving Credit Facility.
The $800 Million Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.5 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $800 Million Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $800 Million Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $800 Million Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $800 Million Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of March 31, 2022, we were in compliance with all of the covenants under the $800 Million Revolving Credit Facility.

$100 Million Revolving Credit Facility

On September 17, 2021, we entered into a $100 Million Revolving Credit Facility, which matures on September 17, 2024 and is guaranteed by the Guarantors (the $100 Million Revolving Credit Agreement together with the $800 Million Revolving Credit Agreement, the “Credit Facilities”). This facility is specific to our Build-to-Rent operations. We had no borrowings outstanding under our $100 Million Revolving Credit Facility as of March 31, 2022, and had $31.5 million in outstanding borrowings as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, we had $0.6 million and $0.7 million, respectively, of unamortized debt issuance costs relating to our $100 Million Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the Condensed Consolidated Balance Sheets. As of March 31, 2022 we had no utilized letters of credit, resulting in $100.0 million of availability under the $100 Million Revolving Credit Facility. As of December 31, 2021, we had $68.5 million of availability under the $100 Million Revolving Credit Facility.

The $100 Million Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.5 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $100 Million Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $100 Million Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $100 Million Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $100 Million Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The $100 Million Revolving Credit Facility includes the same restrictive covenants as are included in the $800 Million Revolving Credit Facility, described above. As of March 31, 2022, we were in compliance with all of the covenants under the $100 Million Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$2,553	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	21,618	75,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	69,898	125,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	30,556	100,000	LIBOR + 1.65%	November 20, 2022	Mortgage Loans
Warehouse E	76,037	100,000	LIBOR + 1.50%	On Demand	Mortgage Loans
Total	$200,662	$410,000

	As of December 31, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$12	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	86,409	150,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	116,601	250,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	105,065	150,000	LIBOR + 1.65%	November 20, 2022	Mortgage Loans
Warehouse E	105,800	200,000	LIBOR + 1.50%	On Demand	Mortgage Loans
Total	$413,887	$760,000
(1) Subject to certain interest rate floors.
(2) The mortgage warehouse borrowings outstanding as of March 31, 2022 and December 31, 2021 were collateralized by $229.7 million and $467.5 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $1.6 million and $3.5 million, respectively, of cash which is restricted cash on our Condensed Consolidated Balance Sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2022 and December 31, 2021 consist of project-level debt due to various land sellers and financial institutions for specific projects. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of March 31, 2022 and December 31, 2021.

8. FAIR VALUE DISCLOSURES
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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facility approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2022, when compared to December 31, 2021.

The carrying value and fair value of our financial instruments are as follows:

		March 31, 2022		December 31, 2021
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$229,651	$229,651	$467,534	$467,534
IRLCs	3	420	420	2,110	2,110
MBSs	2	5,080	5,080	(449)	(449)
Mortgage warehouse borrowings	2	200,662	200,662	413,887	413,887
Loans payable and other borrowings	2	395,400	395,400	404,386	404,386
5.875% Senior Notes due 2023 (1)	2	349,409	354,830	349,267	365,890
5.625% Senior Notes due 2024 (1)	2	348,968	360,150	348,834	372,750
5.875% Senior Notes due 2027 (1)	2	495,953	520,000	495,757	560,000
6.625% Senior Notes due 2027 (1)	2	316,919	308,250	317,718	315,750
5.75% Senior Notes due 2028(1)	2	446,344	463,500	446,186	502,875
5.125% Senior Notes due 2030(1)	2	494,718	490,000	494,560	550,000
$800 Million Revolving Credit Facility	2	—	—	—	—
$100 Million Revolving Credit Facility	2	—	—	31,529	31,529
Equity Security Investment	1	5,030	5,030	6,400	6,400
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2022 was 23.4%, compared to 22.2% for the same period in 2021. For both the three months ended March 31, 2022 and March 31, 2021 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to prior homebuilding activities.

At both March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits.

10. STOCKHOLDERS’ EQUITY
Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Amount available for repurchase — beginning of period(1)	$230,413	$86,831
Amount repurchased	(58,029)	(38,418)
Amount available for repurchase — end of period	$172,384	$48,413
(1) Represents the amount available for repurchase as of January 1 for the years presented, adjusted for previously expired share repurchase authorizations.

The Company repurchased 1,948,187 shares under the share repurchase program during the three months ended March 31, 2022 and 1,447,309 during the three months ended March 31, 2021.

11. STOCK BASED COMPENSATION
Equity-Based Compensation
The following table provides the outstanding balance of time-based and performance based RSUs and stock options as of March 31, 2022:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at March 31, 2022	1,641,411	$27.28	3,582,800	$23.10

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock units (1)	$5,780	$4,748
Stock options	1,083	934
Total stock compensation	$6,863	$5,682
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.
At March 31, 2022 and December 31, 2021, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $43.2 million and $26.5 million, respectively.

12. REPORTING SEGMENTS
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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended March 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$525,121	$370,735	$770,210	$35,199	$1,859	$1,703,124

Gross margin	125,691	74,008	181,531	10,985	913	393,128
Selling, general and administrative expenses	(40,326)	(29,440)	(43,519)	—	(43,980)	(157,265)
Equity in (loss)/income of unconsolidated entities	—	85	(312)	2,058	—	1,831
Interest and other expense, net(2)	(432)	(1,860)	(1,966)	—	(536)	(4,794)
Income/(loss) before income taxes	$84,933	$42,793	$135,734	$13,043	$(43,603)	$232,900
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes pre-acquisition write-offs of terminated projects.

	Three Months Ended March 31, 2021
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$453,362	$322,612	$597,730	$44,065	$43	$1,417,812

Gross margin	85,067	65,178	104,438	20,066	(308)	274,441
Selling, general and administrative expenses	(38,598)	(28,558)	(41,554)	—	(38,795)	(147,505)
Equity in (loss)/income of unconsolidated entities	—	(64)	1,992	3,743	(10)	5,661
Interest and other income/(expense), net (2)	42	(373)	(108)	—	(417)	(856)
Income/(loss) before income taxes	$46,511	$36,183	$64,768	$23,809	$(39,530)	$131,741
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes pre-acquisition write-offs of terminated projects.

	As of March 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,905,120	$1,389,070	$2,709,798	$—	$—	$6,003,988
Investments in unconsolidated entities	—	87,737	81,219	4,275	—	173,231
Other assets	153,946	198,151	550,998	334,568	1,103,093	2,340,756
Total assets	$2,059,066	$1,674,958	$3,342,015	$338,843	$1,103,093	$8,517,975
(1) Includes corporate cash and the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2021
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Real estate inventory and land deposits	$1,781,948	$1,282,024	$2,665,084	$—	$—	$5,729,056
Investments in unconsolidated entities	—	87,600	79,531	4,275	—	171,406
Other assets	196,126	221,906	588,520	559,233	1,261,530	2,827,315
Total assets	$1,978,074	$1,591,530	$3,333,135	$563,508	$1,261,530	$8,727,777
(1) Includes corporate cash and the assets from our Build-To-Rent and Urban Form operations.

13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.2 billion as of March 31, 2022 and December 31, 2021. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds as of March 31, 2022 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At March 31, 2022 and December 31, 2021, the aggregate purchase price of these contracts was $1.5 billion and $1.3 billion, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At March 31, 2022 and December 31, 2021, our legal accruals were $23.1 million and $21.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc. (an acquired AV Homes entity), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws. The class action complaint seeks an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Second District Court of Appeal on November 29, 2021, and as of March 31, 2022, our appeal remains pending. Plaintiffs have agreed to continue to pay club membership fees pending the outcome of the appeal. We believe, based on our assessment and the opinion of external legal counsel, that the court’s legal interpretation constitutes legal error and the court incorrectly ruled on this matter. In accordance with ASC Topic 450, Contingencies, we evaluated the range of loss and the likelihood of each potential amount of loss within the range.

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

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $94.4 million and $96.2 million as of March 31, 2022 and December 31, 2021, respectively. We recorded lease expense of approximately $6.9 million and $4.0 million for the three months ended March 31, 2022, and 2021, respectively, within general and administrative expenses on our Condensed Consolidated Statement of Operations.

14. MORTGAGE HEDGING ACTIVITIES

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	March 31, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$420	$386,707	$2,110	$158,299
MBSs	5,080	404,000	(449)	407,000
Total	$5,500		$1,661
(1) The notional amounts in the table above includes mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $417.7 million and $173.7 million as of March 31, 2022 and December 31, 2021, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.

We have exposure to credit loss in the event of contractual non-performance by our trading counterparties in derivative instruments that we use in our rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with counterparties, as appropriate. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including entry-level, move-up, and 55-plus active lifestyle (formerly referred to as active adult) buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. We have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of March 31, 2022 is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

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

As of March 31, 2022, we employed approximately 3,062 full-time equivalent persons. Of these, approximately 2,568 were engaged in corporate and homebuilding operations, and the remaining approximately 494 were engaged in financial services.

First Quarter 2022 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):
•Home closings revenue increased 21 percent to $1.6 billion.
•Home closings gross margin improved 450 basis points to 23.1 percent.
•SG&A as a percentage of home closings revenue improved 120 basis points to 9.6 percent.
•Backlog decreased seven percent to 9,400 with an average sales price of $659,000, up 24 percent.
•Homebuilding lot supply increased five percent to approximately 77,000 total lots owned and controlled.
•Controlled lots as a percentage of total lot supply increased approximately 700 basis points to 39 percent.
•Repurchased 1.9 million shares outstanding for $58 million.
•Return on equity improved 860 basis points to 19.1 percent.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Statements of Operations Data:
Home closings revenue, net	$1,644,409	$1,363,429
Land closings revenue	15,610	4,889
Financial services revenue	35,199	44,065
Amenity and other revenue	7,906	5,429
Total revenue	1,703,124	1,417,812
Cost of home closings	1,264,974	1,110,242
Cost of land closings	14,364	4,027
Financial services expenses	24,214	23,999
Amenity and other expenses	6,444	5,103
Gross margin	393,128	274,441
Sales, commissions and other marketing costs	89,123	85,952
General and administrative expenses	68,142	61,553
Equity in income of unconsolidated entities	(1,831)	(5,661)
Interest expense/(income), net	4,252	(119)
Other expense, net	542	975
Income before income taxes	232,900	131,741
Income tax provision	54,439	29,298
Net income before allocation to non-controlling interests	178,461	102,443
Net income attributable to non-controlling interests — joint ventures	(1,758)	(4,422)
Net income available to Taylor Morrison Home Corporation	$176,703	$98,021
Home closings gross margin	23.1%	18.6%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.4%	6.3%
General and administrative expenses as a percentage of home closings revenue, net	4.2%	4.5%

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this filing relating to: (i) EBITDA and adjusted EBITDA and (ii) net homebuilding debt to capitalization ratio.

EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA) and non-cash compensation expense, if any. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance premiums, net, and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).

Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our regions, and to set targets for performance-based compensation. We also use the ratio of net homebuilding debt to total capitalization as an indicator of overall leverage and to evaluate our performance against other companies in the homebuilding industry. In prior periods, we have disclosed additional non-GAAP financial measures beyond those listed above, including (i) adjusted net income and adjusted earnings per shares, (ii) adjusted income before income taxes and related margin and (iii) adjusted home closings gross margin. However, in the periods presented herein, no transactions exist to warrant presenting such measures. In the future, we may include additional adjustments in the above-described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.

We believe that EBITDA and adjusted EBITDA are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use the ratio of net homebuilding debt to total capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason.

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

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income before allocation to non-controlling interests	$178,461	$102,443
Interest expense/(income), net	4,252	(119)
Amortization of capitalized interest	30,430	27,325
Income tax provision	54,439	29,298
Depreciation and amortization	1,930	1,910
EBITDA	$269,512	$160,857
Non-cash compensation expense	6,863	5,682
Adjusted EBITDA	$276,375	$166,539

Total revenues	$1,703,124	$1,417,812
Net income before allocation to non-controlling interests as a percentage of total revenues	10.5%	7.2%
EBITDA as a percentage of total revenues	15.8%	11.3%
Adjusted EBITDA as a percentage of total revenues	16.2%	11.7%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
(Dollars in thousands)	As of March 31, 2022	As of December 31, 2021
Total debt	$3,048,373	$3,302,124
Less unamortized debt issuance premiums, net	2,311	2,322
Less mortgage warehouse borrowings	200,662	413,887
Total homebuilding debt	$2,845,400	$2,885,915
Less cash and cash equivalents	569,249	832,821
Net homebuilding debt	$2,276,151	$2,053,094
Total equity	4,094,798	3,970,982
Total capitalization	$6,370,949	$6,024,076

Net homebuilding debt to capitalization ratio	35.7%	34.1%

Three months ended March 31, 2022 Compared to Three months ended March 31, 2021
The results for the three months ended March 31, 2022 and 2021, were impacted by various macro economic conditions. Since the second half of 2020, demand for housing has increased nationwide, and has remained strong despite recent increases in interest rates. Through the first quarter of 2022, we continue to experience market-wide supply chain disruptions, trade labor shortages, and high costs related to materials due to inflationary impacts. The strong demand for housing has allowed us to utilize pricing strategies that partially mitigated increases in cost. The average sales price for net sales orders, backlog, and homes closed during the three months ended March 31, 2022 all increased compared to the three months ended March 31, 2021. However, the supply chain delays and labor shortages have extended our build cycle times. To combat this, several markets have shifted to a strategy of selling more spec homes, which allows the homes to be further along the cycle time before releasing them to be sold. Operational information related to each period is presented below:

Ending Active Selling Communities

	As of March 31, 2022	As of December 31, 2021	Change
East	121	123	(1.6)%
Central	106	102	3.9
West	97	105	(7.6)
Total	324	330	(1.8)%

Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	1,027	1,777	(42.2)%	$606,210	$878,584	(31.0)%	$590	$494	19.4%
Central	887	1,072	(17.3)	583,279	583,482	—	658	544	21.0
West	1,140	1,643	(30.6)	895,730	1,010,767	(11.4)	786	615	27.8
Total	3,054	4,492	(32.0)%	$2,085,219	$2,472,833	(15.7)%	$683	$550	24.2%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders and sales value decreased by 32.0% and 15.7%, respectively, for the three months ended March 31, 2022, compared to the same period in the prior year. The decreases were primarily the result of decreases in active selling communities, increasing interest rates, and inflationary impacts, partially offset by an increase of average selling prices of 24.2%. Average selling prices continued to increase as a result of market appreciation. In addition, in certain markets, we continue to strategically meter sales releases to better manage supply chain and labor constraints as well as shifting to a strategy of spec home sales allowing homes to get further along in the build cycle before releasing them to be sold.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2022	2021
East	4.8%	5.9%
Central	6.6%	6.1%
West	7.5%	6.2%
Total Company	6.4%	6.0%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased to 6.4% from 6.0% for the three months ended March 31, 2022, compared to the same period in the prior year. This increase in cancellations is due to extended build cycle times and recent increases in interest rates.

Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	3,309	3,560	(7.1)%	$2,002,530	$1,753,135	14.2%	$605	$492	23.0%
Central	3,010	2,779	8.3	1,962,538	1,463,453	34.1	652	527	23.7
West	3,081	3,735	(17.5)	2,232,878	2,120,260	5.3	725	568	27.6
Total	9,400	10,074	(6.7)%	$6,197,946	$5,336,848	16.1%	$659	$530	24.3%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total sold homes in backlog decreased by 6.7% and total sales value increased by 16.1% at March 31, 2022, compared to March 31, 2021. The decreases were primarily the result of decreases in active selling communities, increasing interest rates, and inflationary impacts, partially offset by an increase in average selling prices of 24.3%. In addition, we continue to strategically meter sales releases to better manage supply chain and labor constraints as well as shifting to a strategy of spec home sales allowing homes to get further along in the build cycle before releasing them to be sold. The increase in total sales value in backlog was driven by a 24.3% increase in average sales price.

Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	937	1,052	(10.9)%	$505,998	$445,885	13.5%	$540	$424	27.4%
Central	664	691	(3.9)	368,575	320,177	15.1	555	463	19.9
West	1,167	1,078	8.3	769,836	597,367	28.9	660	554	19.1
Total	2,768	2,821	(1.9)%	$1,644,409	$1,363,429	20.6%	$594	$483	23.0%

The number of homes closed remained relatively flat while home closings revenue, net increased by 20.6% for the three months ended March 31, 2022, compared to the same period in the prior year. While overall homes closed remained flat, the homes that closed had an average sales price 23.0% higher year over year, driving the increase in total home building revenue.

Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
East	$13,440	$2,454	$10,986
Central	2,160	2,435	(275)
West	10	—	10
Total	$15,610	$4,889	$10,721

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. The land closings revenue in the East for the three months ended March 31, 2022 was due to the sale of certain commercial assets as well as the sale of residential lots in our Florida market.

Amenity and Other Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
East	$5,683	$5,023	$660
Central	—	—	—
West	364	363	1
Corporate	1,859	43	1,816
Total	$7,906	$5,429	$2,477

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

Home Closings Gross Margin

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Home closings revenue, net	$505,998	$445,885	$368,575	$320,177	$769,836	$597,367	$1,644,409	$1,363,429
Cost of home closings	381,946	361,977	295,057	255,399	587,971	492,866	1,264,974	1,110,242
Home closings gross margin	$124,052	$83,908	$73,518	$64,778	$181,865	$104,501	$379,435	$253,187
Home closings gross margin %	24.5%	18.8%	19.9%	20.2%	23.6%	17.5%	23.1%	18.6%

Home closings gross margin increased 450 basis points to 23.1% for the three months ended March 31, 2022, compared to 18.6% in the prior year. The increase is a reflection of operational enhancements, acquisition synergies and pricing power in excess of inflationary cost pressure. Low inventory levels, low interest rates and market appreciation have led to the ability to increase average selling prices to offset high material costs. We also continue to strategically meter sales and shift to an emphasis on spec homes to maximize profits and create margin protection as build cycle times extend due to supply chain issues and trade labor shortages.

Financial Services
Our Financial Services segment provides mortgage lending through our subsidiary, TMHF, title services through our subsidiary, Inspired Title, and homeowner's insurance policies through our insurance agency, TMIS. The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Financial services revenue	$27,715	$37,514	(26.1)%
Title services revenue	5,999	5,054	18.7
Financial services revenue - other	1,485	1,497	(0.8)
Total financial services revenue	35,199	44,065	(20.1)%
Financial services equity in income of unconsolidated entities	2,058	3,669	(43.9)
Total revenue	37,257	47,734	(21.9)
Financial services expenses	24,214	23,999	0.9
Financial services income before income taxes	$13,043	$23,735	(45.0)%
Total originations:
Number of Loans	1,582	2,128	(25.7)%
Principal	$688,665	$809,746	(15.0)%

	Three Months Ended March 31,
	2022	2021
Supplemental data:
Average FICO score	753	750
Funded origination breakdown:
Government (FHA,VA,USDA)	16.6%	19.5%
Other agency	80.0%	77.7%
Total agency	96.6%	97.2%
Non-agency	3.4%	2.8%
Total funded originations	100.0%	100%

Total financial services revenue decreased by 20.1% for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease in total financial services revenue was a result of lower home closings during the period.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 5.4% from 6.3% for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease was primarily driven by leverage from an increase in home closings revenue, net, as well as sustained leverage in our sales and marketing functions.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 4.2% from 4.5% for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease was primarily due to the increase in home closings revenue, net, while general and administrative expenses remained relatively consistent.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities was $1.8 million and $5.7 million for the three months ended March 31, 2022 and 2021, respectively. Our joint ventures relating to our financial services segment experienced a decrease in income for the three months ended March 31, 2022 compared to the same period in the prior year, coupled with a decrease in income related to joint ventures that are nearing close-out.

Other Expense, Net
Other expense, net was $0.5 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

Income Tax Provision
The effective tax rate for the three months ended March 31, 2022 was 23.4%, compared to 22.2% for the same period in 2021. For both the three months ended March 31, 2022 and March 31, 2021, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to prior homebuilding activities.

Net Income
Net income and diluted earnings per share for the three months ended March 31, 2022 was $176.7 million and $1.44, respectively. Net income and diluted earnings per share for the three months ended March 31, 2021 was $98.0 million and $0.75, respectively. The increases in net income and diluted earnings per share from the prior year were primarily attributable to higher homebuilding revenues, net, and higher gross margin dollars.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2022	December 31, 2021
Total cash, excluding restricted cash	$569,249	$832,821
$800 Million Revolving Credit Facility	800,000	800,000
$100 Million Revolving Credit Facility	100,000	100,000
Letters of credit outstanding	(52,938)	(58,738)
$800 Million Revolving Credit Facility borrowings outstanding	—	—
$100 Million Revolving Credit Facility borrowings outstanding	—	(31,529)
Revolving credit facilities availability	847,062	809,733
Total liquidity	$1,416,311	$1,642,554

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facilities to conduct our operations for the next twelve months. This includes the repayment or refinancing of our 5.875% Senior Notes due 2023. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, and repurchases of common stock. We believe we will generate sufficient cash from our operations to meet the demands for such payments, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $57.5 million for the three months ended March 31, 2022, compared to $144.3 million of cash used in operating activities for the three months ended March 31, 2021. The year-over-year increase in cash provided by operating activities during the three months ended March 31, 2022 is primarily driven by a decrease in the cash flow effect from real estate inventory and land deposits, an increase in net income, and a decrease in mortgage loans held for sale. These increases were partially offset by a decrease in accounts payable and accrued liabilities and a decrease in the cash flow effect from customer deposits.

Investing Cash Flow Activities
Net cash used in investing activities was $7.4 million for the three months ended March 31, 2022, compared to $13.5 million for the three months ended March 31, 2021. The decrease in cash used in investing activities was primarily due to a decrease in the cash flow effect from our investments in unconsolidated entities combined with less purchases of property, plant and equipment in the current period.

Financing Cash Flow Activities
Net cash used in financing activities was $315.5 million for the three months ended March 31, 2022, compared to $17.2 million provided by financing activities for the three months ended March 31, 2021. During the three months ended March 31, 2022, we used cash for the repayment of our $100 Million Revolving Credit Facility and reduced our borrowings on our mortgage warehouse facilities. We also continue to use cash to repurchase our Common Stock.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facilities, see Note 7 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of March 31, 2022

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

For the quarters ended, March 31, 2022 and 2021, total cash contributed to unconsolidated joint ventures was $2.1 million and $13.1 million, respectively.

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At March 31, 2022 and December 31, 2021, the aggregate purchase price of these contracts was $1.5 billion and $1.3 billion, respectively.

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
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2022 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2022, approximately 93% of our debt was fixed rate and 7% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of March 31, 2022, we had no outstanding borrowings under our $800 Million Revolving Credit Facility or $100 Million Revolving Credit Facility. We had $847.1 million of additional availability for borrowings under the Credit Facilities including $147.1 million of additional availability for letters of credit under our $800 Million Revolving Credit Facility as of March 31, 2022 (giving effect to $52.9 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 7, Debt to the Condensed Consolidated Financial Statements included in this quarterly report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2022. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed Rate Debt	$162.4	$487.7	$392.8	$30.9	$14.3	$1,757.3	$2,845.4	$2,892.1
Weighted average interest rate(1)	2.8%	4.9%	5.4%	2.8%	2.8%	5.7%	5.3%
Variable Rate Debt(2)	$200.7	$—	$—	$—	$—	$—	$200.7	$200.7
Weighted average interest rate	1.3%	—	—	—	—	—	—%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2022, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.0 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2022.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of March 31, 2022, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 13 - Commitments and Contingencies under “Legal Proceedings” in the Notes to the Consolidated Financial statements included in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended March 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1 to January 31, 2022	157,166	$34.44	157,166	$225,000
February 1 to February 28, 2022	1,106,334	28.62	1,106,334	193,335
March 1 to March 31, 2022	684,687	30.60	684,687	172,384
Total	1,948,187		1,948,187

On December 13, 2021, we announced that our Board of Directors had authorized a $250.0 million renewal of the Company's stock repurchase program which expires on June 30, 2024. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).

10.1
Amended and Restated Credit Agreement, dated as of March 11, 2022, among the Borrower, Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2022).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (and contained in Exhibit 101).
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	April 27, 2022
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Louis Steffens
Louis Steffens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)