Form 10-Q
period 2022-06-30
Taylor Morrison Home Corp
filed 2022-07-28
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2022
Common stock, $0.00001 par value	113,659,175

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$378,340	$832,821
Restricted cash	953	3,519
Total cash, cash equivalents, and restricted cash	379,293	836,340
Owned inventory	5,975,551	5,444,207
Consolidated real estate not owned	70,817	55,314
Total real estate inventory	6,046,368	5,499,521
Land deposits	278,314	229,535
Mortgage loans held for sale	203,238	467,534
Derivative assets	4,918	2,110
Lease right of use assets	82,876	85,863
Prepaid expenses and other assets, net	157,252	314,986
Other receivables, net	171,737	150,864
Investments in unconsolidated entities	291,560	171,406
Deferred tax assets, net	151,240	151,240
Property and equipment, net	220,230	155,181
Goodwill	663,197	663,197
Total assets	$8,650,223	$8,727,777
Liabilities
Accounts payable	$291,337	$253,348
Accrued expenses and other liabilities	431,478	525,209
Lease liabilities	91,872	96,172
Income taxes payable	1,855	—
Customer deposits	579,945	485,705
Estimated development liabilities	38,280	38,923
Senior notes, net	2,173,998	2,452,322
Loans payable and other borrowings	447,191	404,386
Revolving credit facility borrowings	150,000	31,529
Mortgage warehouse borrowings	179,555	413,887
Liabilities attributable to consolidated real estate not owned	70,817	55,314
Total liabilities	$4,456,328	$4,756,795
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ Equity
Total stockholders’ equity	4,193,895	3,970,982
Total liabilities and stockholders’ equity	$8,650,223	$8,727,777

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Home closings revenue, net	$1,883,020	$1,644,380	$3,527,429	$3,007,809
Land closings revenue	36,816	32,057	52,426	36,946
Financial services revenue	35,471	37,392	70,670	81,457
Amenity and other revenue	39,716	5,451	47,622	10,880
Total revenue	1,995,023	1,719,280	3,698,147	3,137,092
Cost of home closings	1,381,610	1,331,041	2,646,584	2,441,283
Cost of land closings	24,204	28,138	38,568	32,165
Financial services expenses	21,483	25,935	45,697	49,934
Amenity and other expenses	26,246	5,463	32,690	10,566
Total cost of revenue	1,453,543	1,390,577	2,763,539	2,533,948
Gross margin	541,480	328,703	934,608	603,144
Sales, commissions and other marketing costs	96,135	97,560	185,258	183,512
General and administrative expenses	69,407	69,997	137,549	131,550
Net loss/(income) from unconsolidated entities	3,637	(2,126)	1,806	(7,787)
Interest expense/(income), net	5,189	3	9,441	(116)
Other (income)/expense, net	(11,014)	45	(10,472)	1,020
Gain on extinguishment of debt, net	(13,471)	—	(13,471)	—
Income before income taxes	391,597	163,224	624,497	294,965
Income tax provision	98,443	38,469	152,882	67,767
Net income before allocation to non-controlling interests	293,154	124,755	471,615	227,198
Net income attributable to non-controlling interests	(2,167)	(608)	(3,925)	(5,030)
Net income available to Taylor Morrison Home Corporation	$290,987	$124,147	$467,690	$222,168
Earnings per common share
Basic	$2.47	$0.97	$3.91	$1.73
Diluted	$2.45	$0.95	$3.87	$1.70
Weighted average number of shares of common stock:
Basic	117,932	128,440	119,550	128,661
Diluted	118,931	130,259	120,796	130,766

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive Income before non-controlling interests, net of tax	$293,154	$124,755	$471,615	$227,198
Comprehensive income attributable to non-controlling interests	(2,167)	(608)	(3,925)	(5,030)
Comprehensive income available to Taylor Morrison Home Corporation	$290,987	$124,147	$467,690	$222,168

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance – March 31, 2022	120,365,390	$1	$3,002,809	38,776,746	$(818,892)	$1,865,518	$689	$44,673	$4,094,798
Net income	—		—	—	—	290,987	—	2,167	293,154
Exercise of stock options	30,913		556	—	—	—	—	—	556
Issuance of restricted stock units, net of shares withheld for tax(1)	23,920		(24)	—	—	—	—	—	(24)
Repurchase of common stock	(6,779,498)		—	6,779,498	(172,384)	—	—	—	(172,384)
Stock compensation expense	—		5,278	—	—	—	—	—	5,278
Distributions to non-controlling interests of consolidated joint ventures	—		—	—	—	—	—	(27,176)	(27,176)
Changes in non-controlling interests of consolidated joint ventures	—		—	—	—	—	—	(307)	(307)
Balance – June 30, 2022	113,640,725	$1	$3,008,619	45,556,244	$(991,276)	$2,156,505	$689	$19,357	$4,193,895
(1) Dollar amount represents the value of shares withheld for taxes.

For the three months ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – March 31, 2021	128,736,493	$1	$2,934,111	27,332,065	$(485,274)	$1,123,810	$(1,166)	$84,082	$3,655,564
Net income	—	—	—	—	—	124,147	—	608	124,755
Exercise of stock options	281,951	—	6,113	—	—	—	—	—	6,113
Issuance of restricted stock units, net of shares withheld for tax(1)	22,796	—	(193)	—	—	—	—	—	(193)
Warrant exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(3,809,428)	—	—	3,809,428	(106,754)	—	—	—	(106,754)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	4,654	—	—	—	—	—	4,654
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(16,883)	(16,883)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1,596	1,596
Balance – June 30, 2021	125,910,318	$1	$2,977,269	32,167,192	$(624,615)	$1,247,957	$(1,166)	$69,403	$3,668,849
(1) Dollar amount represents the value of shares withheld for taxes.

For the six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	467,690	—	3,925	471,615
Exercise of stock options	131,989	—	2,912	—	—	—	—	—	2,912
Issuance of restricted stock units, net of shares withheld for tax(1)	402,772	—	(3,645)	—	—	—	—	—	(3,645)
Repurchase of common stock	(8,727,685)	—	—	8,727,685	(230,413)	—	—	—	(230,413)
Stock compensation expense	—	—	12,141	—	—	—	—	—	12,141
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(28,928)	(28,928)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(769)	(769)
Balance – June 30, 2022	113,640,725	$1	$3,008,619	45,556,244	$(991,276)	$2,156,505	$689	$19,357	$4,193,895
(1) Dollar amount represents the value of shares withheld for taxes.

For the six months ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	222,168	—	5,030	227,198
Other comprehensive loss	—	—	—	—	—	—	—	—	—
Exercise of stock options	631,626	—	12,434	—	—	—	—	—	12,434
Issuance of restricted stock units, net of shares withheld for tax(1)	380,009	—	(4,857)	—	—	—	—	—	(4,857)
Warrant Exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(5,256,737)	—	—	5,256,737	(145,172)	—	—	—	(145,172)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	10,335	—	—	—	—	—	10,335
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(24,844)	(24,844)
Changes in non-controlling interests of consolidated joint ventures	—	$—	$—	—	$—	$—	$—	$8	$8
Balance – June 30, 2021	125,910,318	$1	$2,977,269	32,167,192	$(624,615)	$1,247,957	$(1,166)	$69,403	$3,668,849
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$471,615	$227,198
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net loss/(income) from unconsolidated entities	1,806	(7,787)
Stock compensation expense	12,141	10,335
Gain on extinguishment of debt, net	(13,471)	—
Gain on land transfers	(13,700)	—
Distributions of earnings from unconsolidated entities	4,252	7,210
Depreciation and amortization	17,758	19,798
Operating lease expense	13,632	7,958
Debt issuance costs amortization	544	236
Change in Urban Form assets due to sale	11,675	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(667,846)	(483,490)
Mortgages held for sale, prepaid expenses and other assets	305,465	(149,748)
Customer deposits	94,240	170,055
Accounts payable, accrued expenses and other liabilities	(44,476)	94,805
Income taxes payable	1,855	5,836
Net cash provided by/(used in) operating activities	195,490	(97,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,801)	(20,523)
Distributions of capital from unconsolidated entities	86,576	13,132
Investments of capital into unconsolidated entities	(69,582)	(14,643)
Net cash provided by/(used in) investing activities	4,193	(22,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	29,877	72,295
Repayments on loans payable and other borrowings	(45,226)	(44,231)
Borrowings on revolving credit facilities	182,548	—
Repayments on revolving credit facilities	(64,077)	—
Borrowings on mortgage warehouse facilities	1,193,232	1,499,258
Repayments on mortgage warehouse facilities	(1,427,564)	(1,411,317)
Repayments on senior notes	(264,111)	—
Proceeds from stock option exercises	2,912	12,434
Payment of principal portion of finance lease	(1,335)	(1,325)
Repurchase of common stock, net	(230,413)	(145,172)
Payment of taxes related to net share settlement of equity awards	(3,645)	(5,483)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	(28,928)	(22,819)
Net cash used in financing activities	(656,730)	(46,360)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(457,047)	$(165,988)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	836,340	534,109
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$379,293	$368,121
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$(112,167)	$(61,404)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$159,637	$121,380
Change in inventory not owned	$15,503	$(59,056)
Investments of land in unconsolidated joint ventures, net	$143,206	$—
Net non-cash distributions from non-controlling interests	$—	$(2,025)
Common stock surrendered in connection with warrant exercises	$—	$32,587
Common stock issued in connection with warrant exercises	$—	$(32,584)
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

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. We did not perform an impairment test during the second quarter of 2022 as indicators of impairment were not present.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2022 and 2021, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2022 and December 31, 2021, we had no inactive projects.

In the ordinary course of business, we enter into various option agreements to acquire lots in staged takedowns which may require a significant cash deposit. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. Real estate not owned under these agreements is reflected in Consolidated real estate not owned with a corresponding liability in Liabilities attributable to consolidated real estate not owned in the Condensed Consolidated Balance Sheets.

Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once management intends to actively sell a parcel within the next 12 months or the parcel is under contract to sell. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the Condensed Consolidated Statements of Operations.

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

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into these agreements to acquire land or lots and pay a non-refundable deposit, a Variable Interest Entity (“VIE”) may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned within our real estate inventory balance in the Condensed Consolidated Balance Sheets.

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that the partners have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Net loss/income from unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. These joint ventures are recorded in Investments in unconsolidated entities on the Consolidated Balance Sheets.

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no material impairment charges related to the investments in unconsolidated entities for the three and six months ended June 30, 2022 and 2021.

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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income available to TMHC	$290,987	$124,147	$467,690	$222,168
Denominator:
Weighted average shares – basic	117,932	128,440	119,550	128,661
Restricted stock units	513	801	667	892
Stock Options	486	824	579	834
Warrants	—	194	—	379
Weighted average shares – diluted	118,931	130,259	120,796	130,766
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$2.47	$0.97	$3.91	$1.73
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$2.45	$0.95	$3.87	$1.70

The above calculations of weighted average shares exclude 2,176,897 and 1,462,766 anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three and six months ended June 30, 2022, respectively, and 1,133,597 and 982,940 anti-dilutive stock options and unvested RSUs for the three and six months ended June 30, 2021, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Real estate developed and under development	$3,879,560	$3,895,681
Real estate held for development or held for sale (1)	72,411	70,305
Operating communities (2)	1,838,216	1,309,551
Capitalized interest	185,364	168,670
Total owned inventory	5,975,551	5,444,207
Consolidated real estate not owned	70,817	55,314
Total real estate inventory	$6,046,368	$5,499,521
(1) Real estate held for development or held for sale includes properties which are not in active production. This includes raw land recently purchased or awaiting entitlement, and, if applicable, long-term strategic assets.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2022		December 31, 2021
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Homebuilding owned lots
Raw	3,801	$172,327	4,017	$178,952
Partially developed	24,641	1,619,200	24,636	1,568,967
Finished	19,939	2,145,750	19,360	2,119,128
Total homebuilding owned lots	48,381	3,937,277	48,013	3,867,047
Other assets(1)	—	14,694	5,298	98,939
Total owned lots	48,381	$3,951,971	53,311	$3,965,986
(1) The remaining book value of land and development as of June 30, 2022 relates to parcels of commercial assets which are. excluded from the owned lots presented in the table.

We have land option purchase contracts, land banking arrangements and other controlled lot agreements. We do not have title to the properties, and the creditors of the property owner generally only have recourse against us in the form of retaining any non-refundable deposits. We are also not legally obligated to purchase the balance of the lots. Deposits related to these lots are capitalized when paid and classified as Land deposits until the associated property is purchased. The table below presents a summary of our controlled lots for the following periods (dollars in thousands):

	As of
	June 30, 2022			December 31, 2021
	Controlled Lots	Purchase Price	Land Deposit (1)	Controlled Lots	Purchase Price	Land Deposit (1)
Homebuilding controlled lots
Land option purchase contracts	6,805	$390,373	$49,587	8,360	$507,161	$57,554
Land banking arrangements	7,173	1,063,392	157,433	5,731	749,813	117,721
Other controlled lots	19,972	1,243,367	61,241	14,671	1,338,284	38,505
Total controlled lots	33,950	$2,697,132	$268,261	28,762	$2,595,258	$213,780

(1) Land deposits noted are all non-refundable and represent our exposure to loss related to our contracts with third parties, unconsolidated entities, and land banking arrangements.. In addition, at June 30, 2022 and December 31, 2021 we had refundable deposits of $10.1 million and $15.7 million respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest capitalized - beginning of period	$177,969	$174,174	$168,670	$163,780
Interest incurred and capitalized	40,815	40,416	80,544	78,135
Interest amortized to cost of home closings	(33,420)	(34,070)	(63,850)	(61,395)
Interest capitalized - end of period	$185,364	$180,520	$185,364	$180,520

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
We have investments in a number of joint ventures with third parties. These entities are generally involved in real estate development, homebuilding, Build-to-Rent, and/or mortgage lending activities. The primary activity of the real estate development joint ventures is development and sale of lots to joint venture partners and/or unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

During the quarter ended June 30, 2022, we transferred land at fair value as part of an investment in two new joint ventures with third parties. In accordance with ASC 606 this was considered a transfer as we have no continuing involvement and the joint venture obtained title, physical possession, maintains risks and rewards of the property and has accepted the property. Included in Other (income)/expense, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 is a $13.7 million gain related to these transfers and represents the difference between the fair value and carrying value of the land at the time of contribution.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Assets:
Real estate inventory	$668,474	$414,687
Other assets	129,062	118,990
Total assets	$797,536	$533,677
Liabilities and owners’ equity:
Debt	$130,284	$167,842
Other liabilities	23,169	16,245
Total liabilities	153,453	184,087
Owners’ equity:
TMHC	291,560	171,406
Others	352,523	178,184
Total owners’ equity	644,083	349,590
Total liabilities and owners’ equity	$797,536	$533,677

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$94,166	$29,745	$124,567	$79,626
Costs and expenses	(94,086)	(22,901)	(119,016)	(57,059)
Income of unconsolidated entities	$80	$6,844	$5,551	$22,567
TMHC’s share in (loss)/income of unconsolidated entities	$(3,637)	$2,126	$(1,806)	$7,788
Distributions to TMHC from unconsolidated entities	$88,770	$9,729	$90,828	$20,342

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

As of June 30, 2022, the assets of the consolidated joint ventures totaled $267.9 million, of which $27.9 million was cash and cash equivalents, $66.8 million was owned inventory and $124.0 million was fixed assets. The fixed asset balance is held for sale as of June 30, 2022. As of December 31, 2021, the assets of the consolidated joint ventures totaled $291.8 million, of which $22.3 million was cash and cash equivalents, $147.6 million was owned inventory and $74.3 million was fixed assets. The liabilities of the consolidated joint ventures totaled $145.1 million and $165.1 million as of June 30, 2022 and December 31, 2021, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Real estate development costs to complete	$45,974	$49,833
Compensation and employee benefits	103,291	166,272
Self-insurance and warranty reserves	137,491	141,839
Interest payable	40,977	48,551
Property and sales taxes payable	25,053	29,384
Other accruals	78,692	89,330
Total accrued expenses and other liabilities	$431,478	$525,209

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reserve - beginning of period	$140,970	$116,406	$141,839	$118,116
Additions to reserves	23,519	18,394	32,403	30,784
Cost of claims incurred	(27,729)	(19,067)	(40,202)	(34,931)
Changes in estimates to pre-existing reserves	731	388	3,451	2,152
Reserve - end of period	$137,491	$116,121	$137,491	$116,121

7. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2022			December 31, 2021
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value
5.875% Senior Notes due 2023	$350,000	$(449)	$349,551	$350,000	$(733)	$349,267
5.625% Senior Notes due 2024	350,000	(897)	349,103	350,000	(1,166)	348,834
5.875% Senior Notes due 2027	500,000	(3,851)	496,149	500,000	(4,243)	495,757
6.625% Senior Notes due 2027	35,889	1,928	37,817	300,000	17,718	317,718
5.75% Senior Notes due 2028	450,000	(3,498)	446,502	450,000	(3,814)	446,186
5.125% Senior Notes due 2030	500,000	(5,124)	494,876	500,000	(5,440)	494,560
Senior Notes subtotal	$2,185,889	$(11,891)	$2,173,998	$2,450,000	$2,322	$2,452,322
Loans payable and other borrowings	447,191	—	447,191	404,386	—	404,386
$800 Million Revolving Credit Facility(1)	150,000	—	150,000	—	—	—
$100 Million Revolving Credit Facility(1)	—	—	—	31,529	—	31,529
Mortgage warehouse borrowings	179,555	—	179,555	413,887	—	413,887
Total debt	$2,962,635	$(11,891)	$2,950,744	$3,299,802	$2,322	$3,302,124
(1)The $800 Million Revolving Credit Agreement together with the $100 Million Revolving Credit Agreement, the “Credit Facilities”

Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2021. For information regarding such instruments, refer to Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, we were in compliance with all of the covenants in the debt instruments listed in the table above.

6.625% Senior Notes due 2027

Following our exchange offer in the first quarter of 2020 (the “Exchange Offer”), whereby Taylor Morrison Communities, Inc (“TM Communities”) offered to exchange any and all outstanding senior notes issued by William Lyon Homes (“WLH”), we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”).

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

On June 13, 2022, TM Communities announced a cash tender offer to purchase any and all of the $290.4 million outstanding aggregate principal amount of the 2027 6.625% TM Communities Notes (the “Tender Offer”), which expired July 12, 2022. As of June 30, 2022, TM Communities had purchased $264.1 million of the 2027 6.625% TM Communities Notes pursuant to the Tender Offer using cash on hand and borrowings on our $800 Million Revolving Credit Facility at a price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, the settlement date. As a result of the Tender Offer, we recorded a total net gain on extinguishment of debt of approximately $13.5 million on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022. Subsequent to quarter end, TM Communities repurchased an additional $0.8 million of the 2027 6.625% TM Communities Notes at a price equal to 97% of the principal amount, resulting in a total of $265.0 million in aggregate principal amount of outstanding 2027 6.625% TM Communities Notes being repurchased pursuant to the Tender Offer.

In connection with the Tender Offer, TM Communities also solicited consents from holders of the 2027 6.625% TM Communities Notes to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants of the indenture (the “Proposed Amendments”). As of June 27, 2022, TM Communities had received the requisite consents to effect the Proposed Amendments and, as a result, a supplemental indenture was executed to effect the Proposed Amendments, which became effective on June 29, 2022.

The remaining 2027 6.625% Senior Notes mature on July 15, 2027. Prior to July 15, 2022, the remaining 2027 6.625% Senior Notes were redeemable in whole or in part at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, and accrued and unpaid interest, if any, to, but not including, the redemption date. On or after July 15, 2022, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 103.313% of principal (plus accrued and unpaid interest). On or after July 15, 2023, the 2027 6.625% Senior Notes are redeemable at a price equal to 102.208% of principal (plus accrued and unpaid interest). On or after July 31, 2024, the 2027 6.625% Senior Notes are redeemable at a price equal to a 101.104% of principal (plus accrued and unpaid interest). On or after July 15, 2025, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest).

$800 Million Revolving Credit Facility
On March 11, 2022, we amended our $800 Million Revolving Credit Facility, which extends the maturity date from February 6, 2024 to March 11, 2027 and includes reduced pricing upon meeting lower capitalization ratios. The facility remains guaranteed by the Guarantors.

In connection with our Tender Offer, we have borrowed $150.0 million under our $800 Million Revolving Credit Facility which remained outstanding as of June 30, 2022. We had no outstanding borrowings as of December 31, 2021.
As of June 30, 2022 and December 31, 2021, we had $3.0 million and $1.1 million, respectively, of unamortized debt issuance costs relating to our $800 Million Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, we had $66.3 million and $58.7 million, respectively, of utilized letters of credit, resulting in $583.7 million and $741.3 million, respectively, of availability under the $800 Million Revolving Credit Facility.
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

The $800 Million Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, the payment of dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The $800 Million Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

As of June 30, 2022, we were in compliance with all of the covenants under the $800 Million Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$4,538	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	20,143	75,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	43,170	125,000	LIBOR + 1.95%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	52,733	100,000	LIBOR + 1.65%	November 20, 2022	Mortgage Loans
Warehouse E	58,971	100,000	LIBOR + 1.50%	On Demand	Mortgage Loans
Total	$179,555	$410,000

	As of December 31, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$12	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	86,409	150,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	116,601	250,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	105,065	150,000	LIBOR + 1.65%	November 20, 2022	Mortgage Loans
Warehouse E	105,800	200,000	LIBOR + 1.50%	On Demand	Mortgage Loans
Total	$413,887	$760,000
(1) Subject to certain interest rate floors.
(2) The mortgage warehouse borrowings outstanding as of June 30, 2022 and December 31, 2021 were collateralized by $203.2 million and $467.5 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $0.9 million and $3.5 million, respectively, of cash which is restricted cash on our Condensed Consolidated Balance Sheet.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2022 and December 31, 2021 consist of project-level debt due to various land sellers and financial institutions for specific projects. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of June 30, 2022 and December 31, 2021.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2022, when compared to December 31, 2021.

The carrying value and fair value of our financial instruments are as follows:

		June 30, 2022		December 31, 2021
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$203,238	$203,238	$467,534	$467,534
IRLCs	3	4,918	4,918	2,110	2,110
MBSs	2	(1,330)	(1,330)	(449)	(449)
Mortgage warehouse borrowings	2	179,555	179,555	413,887	413,887
Loans payable and other borrowings	2	447,191	447,191	404,386	404,386
5.875% Senior Notes due 2023 (1)	2	349,551	349,125	349,267	365,890
5.625% Senior Notes due 2024 (1)	2	349,103	340,270	348,834	372,750
5.875% Senior Notes due 2027 (1)	2	496,149	460,850	495,757	560,000
6.625% Senior Notes due 2027 (1)	2	37,817	34,378	317,718	315,750
5.75% Senior Notes due 2028(1)	2	446,502	403,785	446,186	502,875
5.125% Senior Notes due 2030(1)	2	494,876	415,250	494,560	550,000
$800 Million Revolving Credit Facility	2	150,000	150,000	—	—
$100 Million Revolving Credit Facility	2	—	—	31,529	31,529
Equity Security Investment	1	2,180	2,180	6,400	6,400
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

9. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2022 was 25.1% and 24.5%, respectively, compared to 23.6% and 23.0%, respectively, for the same periods in 2021. For both the three and six months ended June 30, 2022 and 2021 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to prior homebuilding activities.

At both June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits.

10. STOCKHOLDERS’ EQUITY
Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

On May 31, 2022, the Board of Directors authorized a new stock repurchase program which permits the Company to repurchase up to $500.0 million of the Company's Common Stock until December 31, 2023. The new stock repurchase program replaced the Company’s prior $250.0 million repurchase program, which had been scheduled to expire on June 30, 2024. Repurchases under the new program may occur from time to time through open market purchases, privately negotiated transactions or other transactions. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including prevailing market conditions, our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Amount available for repurchase — beginning of period	$172,384	$48,413	$230,413	$86,831
Amount cancelled from expired or unused authorizations	(75,000)	—	(75,000)	—
Additional amount authorized for repurchase	500,000	250,000	500,000	250,000
Amount repurchased	(172,384)	(106,754)	(230,413)	(145,172)
Amount available for repurchase — end of period	$425,000	$191,659	$425,000	$191,659

The Company repurchased 6,779,498 and 8,727,685 shares under the share repurchase program during the three and six months ended June 30, 2022, respectively. The number of shares repurchased were 3,809,428 and 5,256,737 during the three and six months ended June 30, 2021, respectively.

11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan
was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, restricted stock units
(“RSUs”), performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our
Common Stock. As of June 30, 2022, we had an aggregate of 5,498,968 shares of Common Stock available for future grants under the Plan.

The following table provides the outstanding balance of time-based and performance based RSUs and stock options as of June 30, 2022:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at June 30, 2022	1,633,914	$27.34	3,499,994	$23.15

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units (1)	$4,137	$3,615	$9,918	$8,362
Stock options	1,141	1,039	2,223	1,973
Total stock compensation	$5,278	$4,654	$12,141	$10,335
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.

At June 30, 2022 and December 31, 2021, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $38.1 million and $26.5 million, respectively.

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended June 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$635,862	$457,512	$832,274	$35,471	$33,904	$1,995,023

Gross margin	174,535	117,356	222,687	13,988	12,914	541,480
Selling, general and administrative expenses	(44,589)	(33,499)	(42,374)	—	(45,080)	(165,542)
Net (loss)/income from unconsolidated entities	—	(39)	(5,793)	2,195	—	(3,637)
Interest and other income/(expense), net(2)	10,110	(1,076)	(3,703)	—	494	5,825
Gain on extinguishment of debt, net	—	—	—	—	13,471	13,471
Income/(loss) before income taxes	$140,056	$82,742	$170,817	$16,183	$(18,201)	$391,597
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes pre-acquisition write-offs of terminated projects.

	Three Months Ended June 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$581,362	$385,839	$714,439	$37,392	$248	$1,719,280

Gross margin	122,241	68,606	126,593	11,457	(194)	328,703
Selling, general and administrative expenses	(46,365)	(32,342)	(47,203)	—	(41,647)	(167,557)
Net (loss)/income from unconsolidated entities	—	(6)	4	2,128	—	2,126
Interest and other income/(expense), net (2)	49	(518)	(1,311)	—	1,732	(48)
Income/(loss) before income taxes	$75,925	$35,740	$78,083	$13,585	$(40,109)	$163,224
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes pre-acquisition write-offs of terminated projects.

	Six Months Ended June 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,160,983	$828,247	$1,602,484	$70,670	$35,763	$3,698,147

Gross margin	300,226	191,364	404,218	24,973	13,827	934,608
Selling, general and administrative expenses	(84,915)	(62,939)	(85,893)	—	(89,060)	(322,807)
Net income/(loss) from unconsolidated entities	—	46	(6,105)	4,253	—	(1,806)
Interest and other income/(expense), net(2)	9,678	(2,936)	(5,669)	—	(42)	1,031
Gain on extinguishment of debt, net	—	—	—	—	13,471	13,471
Income/(loss) before income taxes	$224,989	$125,535	$306,551	$29,226	$(61,804)	$624,497

(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes pre-acquisition write-offs of terminated projects.

	Six Months Ended June 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,034,723	$708,452	$1,312,169	$81,457	$291	$3,137,092

Gross margin	207,308	133,784	231,031	31,523	(502)	603,144
Selling, general and administrative expenses	(84,964)	(60,900)	(88,755)	—	(80,443)	(315,062)
Net (loss)/income from unconsolidated entities	—	(70)	1,996	5,871	(10)	7,787
Interest and other income/(expense), net (2)	91	(891)	(1,420)	—	1,316	(904)
Income/(loss) before income taxes	$122,435	$71,923	$142,852	$37,394	$(79,639)	$294,965
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes pre-acquisition write-offs of terminated projects.

	As of June 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,017,995	$1,514,185	$2,792,502	$—	$—	$6,324,682
Investments in unconsolidated entities	42,283	89,454	127,811	4,342	27,670	291,560
Other assets	167,882	220,763	566,028	302,182	777,126	2,033,981
Total assets	$2,228,160	$1,824,402	$3,486,341	$306,524	$804,796	$8,650,223
(1) Includes corporate cash and the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2021
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Real estate inventory and land deposits	$1,781,948	$1,282,024	$2,665,084	$—	$—	$5,729,056
Investments in unconsolidated entities	—	87,600	79,531	4,275	—	171,406
Other assets	196,126	221,906	588,520	559,233	1,261,530	2,827,315
Total assets	$1,978,074	$1,591,530	$3,333,135	$563,508	$1,261,530	$8,727,777
(1) Includes corporate cash and the assets from our Build-To-Rent and Urban Form operations.

13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.2 billion as of June 30, 2022 and December 31, 2021. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds as of June 30, 2022 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2022 and December 31, 2021, the aggregate purchase price of these contracts was $1.5 billion and $1.3 billion, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At June 30, 2022 and December 31, 2021, our legal accruals were $23.5 million and $21.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc. (an acquired AV Homes entity), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws. The class action complaint seeks an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Second District Court of Appeal on November 29, 2021, and as of June 30, 2022, our appeal remains pending. Plaintiffs have agreed to continue to pay club membership fees pending the outcome of the appeal. We believe, based on our assessment and the opinion of external legal counsel, that the court’s legal interpretation constitutes legal error and the court incorrectly ruled on this matter. In accordance with ASC Topic 450, Contingencies, we evaluated the range of loss and the likelihood of each potential amount of loss within the range.

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

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $91.9 million and $96.2 million as of June 30, 2022 and December 31, 2021, respectively. We recorded lease expense of approximately $6.7 million and $13.6 million for the three and six months ended June 30, 2022, and $4.0 million and $8.0 million for the three and six months ended June 30, 2021, respectively, within general and administrative expenses on our Condensed Consolidated Statement of Operations.

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

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	June 30, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$4,918	$703,747	$2,110	$158,299
MBSs	(1,330)	585,168	(449)	407,000
Total	$3,588		$1,661
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $767.8 million and $173.7 million as of June 30, 2022 and December 31, 2021, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.

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

Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including entry-level, move-up, and 55-plus active lifestyle (formerly referred to as active adult) buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We have an exclusive partnership with Christopher Todd Communities, a growing Phoenix-based developer of innovative, luxury rental communities to operate a “Build-to-Rent” homebuilding business. We serve as a land acquirer, developer, and homebuilder while Christopher Todd Communities provides community design and property management consultation. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. We have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of June 30, 2022 is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

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

As of June 30, 2022, we employed approximately 3,100 full-time equivalent persons. Of these, approximately 2,600 were engaged in corporate and homebuilding operations, and the remaining approximately 500 were engaged in financial services.

Factors Affecting Comparability of Results

For the three and six months ended June 30, 2022, we recognized a $13.7 million gain on land transfers relating to our unconsolidated joint ventures which is included in Other (income)/expense, net on the Condensed Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2022, we recognized a $13.5 million net gain on extinguishment of debt relating to our partial redemption of the 6.625% Senior Notes due 2027 which is included in Gain on extinguishment of debt, net on our Condensed Consolidated Statements of Operations. We did not incur such costs for the three or six months ended June 30, 2021.

Second Quarter 2022 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):
•Home closings revenue increased 15 percent to $1.9 billion.
•Home closings gross margin improved 750 basis points to 26.6 percent.
•SG&A as a percentage of home closings revenue improved 140 basis points to 8.8 percent.
•Homebuilding lot supply increased eight percent to approximately 82,000 owned and controlled homesites.
•Controlled lots as a percentage of total lot supply increased approximately 600 basis points to 41 percent.
•Repurchased 6.8 million shares outstanding for $172 million.
•Return on equity improved 1,090 basis points to 23.1 percent.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Statements of Operations Data:
Home closings revenue, net	$1,883,020	$1,644,380	$3,527,429	$3,007,809
Land closings revenue	36,816	32,057	52,426	36,946
Financial services revenue	35,471	37,392	70,670	81,457
Amenity and other revenue	39,716	5,451	47,622	10,880
Total revenue	1,995,023	1,719,280	3,698,147	3,137,092
Cost of home closings	1,381,610	1,331,041	2,646,584	2,441,283
Cost of land closings	24,204	28,138	38,568	32,165
Financial services expenses	21,483	25,935	45,697	49,934
Amenity and other expenses	26,246	5,463	32,690	10,566
Gross margin	541,480	328,703	934,608	603,144
Sales, commissions and other marketing costs	96,135	97,560	185,258	183,512
General and administrative expenses	69,407	69,997	137,549	131,550
Net loss/(income) from unconsolidated entities	3,637	(2,126)	1,806	(7,787)
Interest expense/(income), net	5,189	3	9,441	(116)
Other (income)/expense, net	(11,014)	45	(10,472)	1,020
Gain on extinguishment of debt, net	(13,471)	—	(13,471)	—
Income before income taxes	391,597	163,224	624,497	294,965
Income tax provision	98,443	38,469	152,882	67,767
Net income before allocation to non-controlling interests	293,154	124,755	471,615	227,198
Net income attributable to non-controlling interests — joint ventures	(2,167)	(608)	(3,925)	(5,030)
Net income available to Taylor Morrison Home Corporation	$290,987	$124,147	$467,690	$222,168
Home closings gross margin	26.6%	19.1%	25.0%	18.8%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.1%	5.9%	5.3%	6.1%
General and administrative expenses as a percentage of home closings revenue, net	3.7%	4.3%	3.9%	4.4%

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this quarterly report relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) EBITDA and adjusted EBITDA and (iv) net homebuilding debt to capitalization ratio.

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding the impact of gains on land transfers and extinguishment of debt, net, and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, gains on land transfers and extinguishment of debt, net. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, less unamortized debt issuance premiums, net, and mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).

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

We believe that adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, as well as EBITDA and adjusted EBITDA, are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use the ratio of net homebuilding debt to total capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason.

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

Adjusted Net Income and Adjusted Earnings Per Share
	Three Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021
Net income available to TMHC	$290,987	$124,147
Gain on land transfers	(13,700)	—
Gain on extinguishment of debt, net	(13,471)	—
Tax impact due to above non-GAAP reconciling items	6,749	—
Adjusted net income	$270,565	$124,147

Basic weighted average shares	117,932	128,440
Adjusted earnings per common share - Basic	$2.29	$0.97

Diluted weighted average shares	118,931	130,259
Adjusted earnings per common share - Diluted	$2.27	$0.95

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Income before income taxes	$391,597	$163,224
Gain on land transfers	(13,700)	—
Gain on extinguishment of debt, net	(13,471)	—
Adjusted income before income taxes	$364,426	$163,224

Total revenues	$1,995,023	$1,719,280

Income before income taxes margin	19.6%	9.5%
Adjusted income before income taxes margin	18.3%	9.5%

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Net income before allocation to non-controlling interests	$293,154	$124,755
Interest expense, net	5,189	3
Amortization of capitalized interest	33,420	34,070
Income tax provision	98,443	38,469
Depreciation and amortization	1,442	2,193
EBITDA	$431,648	$199,490
Non-cash compensation expense	5,278	4,654
Gain on land transfers	(13,700)	—
Gain on extinguishment of debt, net	(13,471)	—
Adjusted EBITDA	$409,755	$204,144

Total revenues	$1,995,023	$1,719,280
Net income before allocation to non-controlling interests as a percentage of total revenues	14.7%	7.3%
EBITDA as a percentage of total revenues	21.6%	11.6%
Adjusted EBITDA as a percentage of total revenues	20.5%	11.9%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
(Dollars in thousands)	As of June 30, 2022	As of March 31, 2022
Total debt	$2,950,744	$3,048,373
Less unamortized debt issuance (cost)/premiums, net	(11,891)	2,311
Less mortgage warehouse borrowings	179,555	200,662
Total homebuilding debt	$2,783,080	$2,845,400
Less cash and cash equivalents	378,340	569,249
Net homebuilding debt	$2,404,740	$2,276,151
Total equity	4,193,895	4,094,798
Total capitalization	$6,598,635	$6,370,949

Net homebuilding debt to capitalization ratio	36.4%	35.7%

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021
The results for the three and six months ended June 30, 2022 and 2021 were impacted by various macro economic conditions. Since the second half of 2020, demand for housing has increased nationwide, and remained strong through the first quarter of 2022. We believe the recent increases in interest rates during 2022 have caused buyer apprehension, affordability concerns, and an increase in cancellations. Through the first half of 2022, we continue to experience market-wide supply chain disruptions, trade labor shortages, and high costs related to materials due to inflationary impacts. The overall strong demand for housing has allowed us to utilize pricing strategies that mitigated increases in costs. The average sales price for net sales orders, backlog, and homes closed during the three and six months ended June 30, 2022 all increased compared to the same periods in the prior year. However, these supply chain delays and labor shortages have extended our build cycle times. To combat this, several markets have shifted to a strategy of selling more spec homes, which allows the homes to be further along the cycle time before releasing them to be sold. Operational information related to each period is presented below:

Ending Active Selling Communities

	As of June 30, 2022	As of March 31, 2022	Change
East	117	121	(3.3)%
Central	104	106	(1.9)
West	102	97	5.2
Total	323	324	(0.3)%

Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	1,121	1,302	(13.9)%	$730,495	$713,398	2.4%	$652	$548	19.0%
Central	642	850	(24.5)	443,146	500,976	(11.5)	690	589	17.1
West	791	1,270	(37.7)	610,932	828,731	(26.3)	772	653	18.2
Total	2,554	3,422	(25.4)%	$1,784,573	$2,043,105	(12.7)%	$699	$597	17.1%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	2,148	3,079	(30.2)%	$1,336,705	$1,591,982	(16.0)%	$622	$517	20.3%
Central	1,529	1,922	(20.4)	1,026,426	1,084,457	(5.4)	671	564	19.0
West	1,931	2,913	(33.7)	1,506,663	1,839,497	(18.1)	780	631	23.6
Total	5,608	7,914	(29.1)%	$3,869,794	$4,515,936	(14.3)%	$690	$571	20.8%

Net sales orders and sales value decreased by 25.4% and 12.7%, respectively, for the three months ended June 30, 2022, and 29.1% and 14.3%, respectively, for the six months ended June 30, 2022, compared to the same periods in the prior year. We believe the decreases were primarily the result of the change in economic conditions and home buyer apprehensions due to rising mortgage interest rates and inflationary pressures. The decrease in sales was partially offset by an increase of average selling prices. Sales price appreciation increased average selling prices by 17.1% and 20.8% for the three and six months ended June 30, 2022, compared to the same periods in the prior year.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
East	7.8%	4.5%	6.4%	5.4%
Central	13.2%	5.9%	9.5%	6.2%
West	12.9%	5.6%	9.8%	6.0%
Total Company	10.8%	5.2%	8.5%	5.8%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the three and six months ended June 30, 2022 compared to the same periods in the prior year. This increase in cancellations is due to recent increases in mortgage interest rates and extended build cycle times. The Freddie Mac average 30 year fixed mortgage rate has increased 260 basis points in 2022 to 5.70% as of June 30, 2022.

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	3,333	3,617	(7.9)%	$2,119,850	$1,903,206	11.4%	$636	$526	20.9%
Central	2,874	2,838	1.3	1,948,678	1,581,686	23.2	678	557	21.7
West	2,715	3,773	(28.0)	2,030,972	2,250,680	(9.8)	748	597	25.3
Total	8,922	10,228	(12.8)%	$6,099,500	$5,735,572	6.3%	$684	$561	21.9%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total sold homes in backlog decreased by 12.8% and total sales value increased by 6.3% at June 30, 2022, compared to June 30, 2021. The decrease in sold homes in backlog is primarily the result of a decrease in net sales as well as an increase in cancellations. Despite a lower number of sold homes in backlog, the total sales value increased as a result of sales price appreciation increasing the average selling price by 21.9%. In addition, we strategically metered sales releases to better manage supply chain and labor constraints in the earlier part of 2022. Furthermore, our strategy of spec home sales shifted, allowing homes to be further along in the build cycle before releasing them to be sold.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	1,097	1,245	(11.9)%	$613,176	$563,326	8.8%	$559	$452	23.7%
Central	778	791	(1.6)	457,006	382,743	19.4	587	484	21.3
West	1,157	1,232	(6.1)	812,838	698,311	16.4	703	567	24.0
Total	3,032	3,268	(7.2)%	$1,883,020	$1,644,380	14.5%	$621	$503	23.5%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	2,034	2,297	(11.4)%	$1,119,172	$1,009,211	10.9%	$550	$439	25.3%
Central	1,442	1,482	(2.7)	825,582	702,920	17.5	573	474	20.9
West	2,324	2,310	0.6	1,582,675	1,295,678	22.2	681	561	21.4
Total	5,800	6,089	(4.7)%	$3,527,429	$3,007,809	17.3%	$608	$494	23.1%

The number of homes closed decreased by 7.2% and 4.7%, respectively, for the three and six months ended June 30, 2022, while home closings revenue, net increased by 14.5% and 17.3%, respectively, for the three and six months ended June 30, 2022 compared to the same periods in the prior year. The decrease in the number of homes closed is primarily due to an increase in cancellations and fewer spec sales in the current year periods compared to the prior year periods. The increase in home closings revenue, net is a result of sales price appreciation which caused average selling prices to increase by 23.5% and 23.1% for the three and six months ended June 30, 2022, respectively.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	Change
East	$17,310	$13,203	$4,107
Central	506	3,096	(2,590)
West	19,000	15,758	3,242
Total	$36,816	$32,057	$4,759

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change
East	$30,751	$15,656	$15,095
Central	2,665	5,532	(2,867)
West	19,010	15,758	3,252
Total	$52,426	$36,946	$15,480

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. The land closings revenue in the East for the six months ended June 30, 2022 was due to the sale of certain commercial assets as well as the sale of residential lots in our Florida market.

Amenity and Other Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	Change
East	$5,376	$4,833	$543
Central	—	—	—
West	436	370	66
Corporate	33,904	248	33,656
Total	$39,716	$5,451	$34,265

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change
East	$11,060	$9,856	$1,204
Central	—	—	—
West	799	733	66
Corporate	35,763	291	35,472
Total	$47,622	$10,880	$36,742

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Build-To-Rent and Urban Form operations. The increase in amenity and other revenue in Corporate for the three months ended June 30, 2022 is due to the sale of an asset relating to our Urban Form operations.

Home Closings Gross Margin

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Home closings revenue, net	$613,176	$563,326	$457,006	$382,743	$812,838	$698,311	$1,883,020	$1,644,380
Cost of home closings	445,587	447,172	339,768	311,980	596,255	571,889	1,381,610	1,331,041
Home closings gross margin	$167,589	$116,154	$117,238	$70,763	$216,583	$126,422	$501,410	$313,339
Home closings gross margin %	27.3%	20.6%	25.7%	18.5%	26.6%	18.1%	26.6%	19.1%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Home closings revenue, net	$1,119,172	$1,009,211	$825,582	$702,920	$1,582,675	$1,295,678	$3,527,429	$3,007,809
Cost of home closings	827,534	809,148	634,825	567,379	1,184,225	1,064,756	2,646,584	2,441,283
Home closings gross margin	$291,638	$200,063	$190,757	$135,541	$398,450	$230,922	$880,845	$566,526
Home closings gross margin %	26.1%	19.8%	23.1%	19.3%	25.2%	17.8%	25.0%	18.8%
Home closings gross margin increased 750 basis points to 26.6% for the three months ended June 30, 2022, compared to 19.1% in the prior year period and 620 basis points to 25.0% for the six months ended June 30, 2022, compared to 18.8% in the prior year period. The increase for both the three and six months ended June 30, 2022 is a reflection of pricing power in excess of inflationary cost pressure, operational enhancements, and acquisition synergies. In addition, we strategically metered sales releases to better manage supply chain and labor constraints in the earlier part of 2022.

Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Financial services revenue	$25,786	$29,521	(12.7)%	$53,500	$67,034	(20.2)%
Title services and other revenue	9,685	7,871	23.0	17,170	14,423	19.0
Total financial services revenue	35,471	37,392	(5.1)%	70,670	81,457	(13.2)%
Financial services net income from unconsolidated entities	2,195	2,128	3.1	4,253	5,797	(26.6)
Total revenue	37,666	39,520	(4.7)	74,923	87,254	(14.1)
Financial services expenses	21,483	25,935	(17.2)	45,697	49,934	(8.5)
Financial services income before income taxes	$16,183	$13,585	19.1%	$29,226	$37,320	(21.7)%
Total originations:
Number of Loans	1,595	2,336	(31.7)%	3,177	4,464	(28.8)%
Principal	$718,133	$910,953	(21.2)%	$1,406,799	$1,720,669	(18.2)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Supplemental data:
Average FICO score	755	750	754	750
Funded origination breakdown:
Government (FHA,VA,USDA)	17%	18%	17%	18%
Other agency	77%	79%	78%	79%
Total agency	94%	97%	95%	97%
Non-agency	6%	3%	5%	3%
Total funded originations	100%	100%	100%	100%

Total financial services revenue decreased by 5.1% and 13.2% for the three and six months ended June 30, 2022 compared to the same periods in the prior year, respectively. The decrease in total financial services revenue was a result of lower home closings during the period. Despite a decrease in total financial services revenue, financial services income before income taxes increased by 19.1% for the three months ended June 30, 2022 compared to the same period in the prior year as a result of a decrease in certain volume driven expenses as well as a decrease in other general and administrative expenses due to operational efficiencies.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 5.1% from 5.9%, and to 5.3% from 6.1% for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decrease was primarily driven by leverage in controllable sales and marketing costs.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.7% from 4.3% and to 3.9% from 4.4% for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. The decrease was primarily due to the increase in home closings revenue, net, while general and administrative expenses remained relatively consistent due to operational efficiencies.

Net Loss/(Income) from Unconsolidated Entities
We had a net loss from unconsolidated entities of $3.6 million and net income from unconsolidated entities of $2.1 million for the three months ended June 30, 2022 and 2021, respectively. We also had a net loss of $1.8 million and net income of $7.8 million for the six months ended June 30, 2022 and 2021, respectively. Net loss/(income) generated from unconsolidated entities is dependent on the number of joint venture investments and the stage of our investment. We recently made several new investments in unconsolidated joint ventures which have yet to yield returns.
Other (Income)/Expense, Net
Other income, net was $11.0 million and $10.5 million for the three and six months ended June 30, 2022, respectively, and other expense, net was $45.0 thousand and $1.0 million for the same periods in the prior year, respectively. For the three and six months ended June 30, 2022, other income was primarily related to $13.7 million in gains on land transferred at fair value as part of investments in two new joint ventures with third parties, partially offset by $2.7 million of other expenses. This gain represents the difference between the fair value and carrying value of the land at the time of transfer.

Gain on Extinguishment of Debt, Net

Gain on extinguishment of debt, net was $13.5 million for the three and six months ended June 30, 2022. This gain is due to the Tender Offer and purchase of our 6.625% Senior Notes due 2027 in June 2022.

Income Tax Provision
The effective tax rate for the three and six months ended June 30, 2022 was 25.1% and 24.5%, respectively, compared to 23.6% and 23.0%, respectively, for the same periods in 2021. For both the three and six months ended June 30, 2022 and June 30, 2021 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to prior homebuilding activities.

Net Income
Net income and diluted earnings per share for the three months ended June 30, 2022 was $291.0 million and $2.45, respectively. Net income and diluted earnings per share for the three months ended June 30, 2021 was $124.1 million and $0.95, respectively. The increases in net income and diluted earnings per share from the prior year were primarily attributable to higher homebuilding revenues, net, and higher gross margin dollars. The three months ended June 30, 2022 also included one time gains related to the transfer of land and extinguishment of debt described above.

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

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2022	December 31, 2021
Total cash, excluding restricted cash	$378,340	$832,821
$800 Million Revolving Credit Facility	800,000	800,000
$100 Million Revolving Credit Facility	100,000	100,000
Letters of credit outstanding	(66,314)	(58,738)
$800 Million Revolving Credit Facility borrowings outstanding	(150,000)	—
$100 Million Revolving Credit Facility borrowings outstanding	—	(31,529)
Revolving credit facilities availability	683,686	809,733
Total liquidity	$1,062,026	$1,642,554

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

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $195.5 million for the six months ended June 30, 2022, compared to $97.6 million of cash used in operating activities for the six months ended June 30, 2021. The year-over-year increase in cash provided by operating activities during the six months ended June 30, 2022 is primarily driven by an increase in net income and a decrease in mortgage loans held for sale. These increases were partially offset by a decrease in accounts payable, accrued expenses and other liabilities and an increase in real estate inventory and land deposits.

Investing Cash Flow Activities
Net cash provided by investing activities was $4.2 million for the six months ended June 30, 2022, compared to $22.0 million of cash used in investing activities for the six months ended June 30, 2021. The increase in cash provided by investing activities was primarily due to an increase in capital distributions from unconsolidated entities and a decrease in purchases of property and equipment, partially offset by increased investments in new unconsolidated entities during the period.

Financing Cash Flow Activities
Net cash used in financing activities was $656.7 million for the six months ended June 30, 2022, compared to $46.4 million for the six months ended June 30, 2021. The increase in cash used in financing activities was primarily due to repayments on senior notes and mortgage warehouse facilities and repurchase of our Common Stock. The increase in cash used in financing activities was partially offset by net borrowings on our revolving credit facilities.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Credit Facilities, see Note 7 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of June 30, 2022

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. The use of these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. For example, in April 2022, we established a joint venture with Värde Partners (“Värde”), a leading global alternative investment firm, to develop rental properties as a part of our Build-To-Rent program. The venture includes $850 million in equity commitments, funded 60 percent by Värde and 40 percent by the Company. The venture provides Värde with the exclusive opportunity to invest in the acquisition and development of Build-To-Rent projects identified by the Company that meet the venture's investment guidelines.

In certain of our unconsolidated joint ventures, we enter into loan agreements, whereby we or one of our subsidiaries will provide the lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.

For the six months ended, June 30, 2022 and 2021, total cash contributions to unconsolidated joint ventures were $69.6 million and $14.6 million, respectively.

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2022 and December 31, 2021, the aggregate purchase price for land under these contracts was $1.5 billion and $1.3 billion, respectively.

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

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2022 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2022, approximately 89% of our debt was fixed rate and 11% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of June 30, 2022, we had $150.0 million of outstanding borrowings under our $800 Million Revolving Credit Facility, and no outstanding borrowings under our $100 Million Revolving Credit Facility. We had $683.7 million of additional availability for borrowings under the Credit Facilities including $133.7 million of additional availability for letters of credit under our $800 Million Revolving Credit Facility as of June 30, 2022 (giving effect to $66.3 million of letters of credit outstanding as of such date). We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 7, Debt to the Condensed Consolidated Financial Statements included in this quarterly report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2022. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed Rate Debt	$136.7	$509.8	$402.9	$39.9	$27.5	$1,516.3	$2,633.1	$2,450.8
Weighted average interest rate(1)	2.7%	4.7%	5.3%	2.7%	2.7%	5.6%	5.2%
Variable Rate Debt(2)	$329.6	$—	$—	$—	$—	$—	$329.6	$329.6
Weighted average interest rate	1.7%	—	—	—	—	—	1.7%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2022, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended June 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1 to April 30, 2022	833,421	$26.86	833,421	$150,000
May 1 to May 31, 2022	2,746,436	27.31	2,746,436	500,000
June 1 to June 30, 2022	3,199,641	23.44	3,199,641	425,000
Total	6,779,498		6,779,498

On May 31, 2022, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of the Company's Common Stock through December 31, 2023, which authorization replaced the Company’s prior $250.0 million repurchase authorization, which was announced December 13, 2021 and had been scheduled to expire on June 30, 2024. Repurchases of the Company's Common Stock under the new program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of
Certain Officers; Compensatory Arrangements of Certain Officers

On July 26, 2022, Taylor Morrison, Inc. (“TMI”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Company, entered into employment agreement amendments (collectively, the “Employment Agreement Amendments”) with each of Sheryl D. Palmer, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, Louis Steffens, the Company’s Executive Vice President and Chief Financial Officer and Darrell C. Sherman, the Company’s Executive Vice President, Chief Legal Officer and Secretary (collectively, our “named executive officers”). Under each of the Employment Agreement Amendments: Section 5(b) of each named executive officer’s respective employment agreement was amended to provide that if the named executive officer experiences a “Change in Control Qualifying Termination” (as such term is defined in the named executive officer’s employment agreement), then TMI will pay the named executive officer a prorated portion of the annual profit sharing program bonus payable with respect to the calendar year in which such termination occurs, determined on a daily basis, based solely on the actual level of achievement of the applicable performance goals for such year, and payable if and when annual profit sharing program bonuses are paid to other senior executives of TMI with respect to such year.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).

10.1
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 26, 2022) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2022)

10.2*†	Limited Liability Company Agreement of TMVP BTR Venture, LLC

10.3
Third Supplemental Indenture for 6.625% Senior Notes due 2027, dated as of June 27, 2022, between Taylor Morrison Communities, Inc., the undersigned Guarantors and U.S. Bank Trust Company, National Association

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (and contained in Exhibit 101).
* Filed herewith
** Furnished herewith
† Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	July 27, 2022
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Louis Steffens
Louis Steffens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)