Form 10-Q
period 2022-09-30
Taylor Morrison Home Corp
filed 2022-10-26
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2022
Common stock, $0.00001 par value	108,346,617

TAYLOR MORRISON HOME CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$329,244	$832,821
Restricted cash	578	3,519
Total cash, cash equivalents, and restricted cash	329,822	836,340
Owned inventory	5,904,344	5,444,207
Consolidated real estate not owned	54,733	55,314
Total real estate inventory	5,959,077	5,499,521
Land deposits	290,340	229,535
Mortgage loans held for sale	161,264	467,534
Derivative assets	23,832	2,110
Lease right of use assets	82,226	85,863
Prepaid expenses and other assets, net	188,671	314,986
Other receivables, net	214,282	150,864
Investments in unconsolidated entities	306,081	171,406
Deferred tax assets, net	151,240	151,240
Property and equipment, net	223,594	155,181
Goodwill	663,197	663,197
Total assets	$8,593,626	$8,727,777
Liabilities
Accounts payable	$264,190	$253,348
Accrued expenses and other liabilities	456,632	525,209
Lease liabilities	91,554	96,172
Income taxes payable	27,757	—
Customer deposits	527,412	485,705
Estimated development liabilities	37,958	38,923
Senior notes, net	2,173,798	2,452,322
Loans payable and other borrowings	409,791	404,386
Revolving credit facility borrowings	—	31,529
Mortgage warehouse borrowings	146,335	413,887
Liabilities attributable to consolidated real estate not owned	54,733	55,314
Total liabilities	$4,190,160	$4,756,795
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ Equity
Total stockholders’ equity	4,403,466	3,970,982
Total liabilities and stockholders’ equity	$8,593,626	$8,727,777

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Home closings revenue, net	$1,983,775	$1,772,495	$5,511,204	$4,780,304
Land closings revenue	14,225	42,228	66,651	79,174
Financial services revenue	27,749	38,046	98,419	119,503
Amenity and other revenue	8,895	5,982	56,517	16,862
Total revenue	2,034,644	1,858,751	5,732,791	4,995,843
Cost of home closings	1,438,164	1,397,319	4,084,748	3,838,602
Cost of land closings	11,571	36,439	50,139	68,604
Financial services expenses	20,395	26,202	66,092	76,136
Amenity and other expenses	6,574	6,341	39,264	16,907
Total cost of revenue	1,476,704	1,466,301	4,240,243	4,000,249
Gross margin	557,940	392,450	1,492,548	995,594
Sales, commissions and other marketing costs	94,692	97,185	279,950	280,697
General and administrative expenses	52,357	70,425	189,905	201,975
Net loss/(income) from unconsolidated entities	1,180	(1,482)	2,986	(9,269)
Interest expense, net	4,382	710	13,823	594
Other expense/(income), net	5,751	47	(4,720)	1,067
Gain on extinguishment of debt, net	(71)	—	(13,542)	—
Income before income taxes	399,649	225,565	1,024,146	520,530
Income tax provision	90,418	53,098	243,300	120,865
Net income before allocation to non-controlling interests	309,231	172,467	780,846	399,665
Net loss/(income) attributable to non-controlling interests	548	(4,333)	(3,377)	(9,363)
Net income available to Taylor Morrison Home Corporation	$309,779	$168,134	$777,469	$390,302
Earnings per common share
Basic	$2.75	$1.35	$6.63	$3.07
Diluted	$2.72	$1.34	$6.56	$3.02
Weighted average number of shares of common stock:
Basic	112,701	124,378	117,242	127,217
Diluted	113,780	125,770	118,438	129,043

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)

For the three months ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – June 30, 2022	113,640,725	$1	$3,008,619	45,556,244	$(991,276)	$2,156,505	$689	$19,357	$4,193,895
Net income	—	—	—	—	—	309,779	—	(548)	309,231
Exercise of stock options	77,951	—	1,512	—	—	—	—	—	1,512
Issuance of restricted stock units, net of shares withheld for tax(1)	2,757	—	—	—	—	—	—	—	—
Repurchase of common stock	(4,213,256)	—	—	4,213,256	(104,999)	—	—	—	(104,999)
Stock compensation expense	—	—	5,333	—	—	—	—	—	5,333
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(1,515)	(1,515)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	9	9
Balance – September 30, 2022	109,508,177	$1	$3,015,464	49,769,500	$(1,096,275)	$2,466,284	$689	$17,303	$4,403,466
(1) Dollar amount represents the value of shares withheld for taxes.

For the three months ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance – June 30, 2021	125,910,318	$1	$2,977,269	32,167,192	$(624,615)	$1,247,957	$(1,166)	$69,403	$3,668,849
Net income	—	—	—	—	—	168,134	—	4,333	172,467
Exercise of stock options	276,595	—	5,778	—	—	—	—	—	5,778
Issuance of restricted stock units, net of shares withheld for tax(1)	8,789	—	(13)	—	—	—	—	—	(13)
Repurchase of common stock	(3,309,196)	—	—	3,309,196	(91,659)	—	—	—	(91,659)
Stock compensation expense	—	—	4,793	—	—	—	—	—	4,793
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(14,311)	(14,311)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(8)	(8)
Balance – September 30, 2021	122,886,506	$1	$2,987,827	35,476,388	$(716,274)	$1,416,091	$(1,166)	$59,417	$3,745,896
(1) Dollar amount represents the value of shares withheld for taxes.

For the nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	777,469	—	3,377	780,846
Exercise of stock options	209,940	—	4,424	—	—	—	—	—	4,424
Issuance of restricted stock units, net of shares withheld for tax(1)	405,529	—	(3,645)	—	—	—	—	—	(3,645)
Repurchase of common stock	(12,940,941)	—	—	12,940,941	(335,412)	—	—	—	(335,412)
Stock compensation expense	—	—	17,474	—	—	—	—	—	17,474
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(30,443)	(30,443)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(760)	(760)
Balance – September 30, 2022	109,508,177	$1	$3,015,464	49,769,500	$(1,096,275)	$2,466,284	$689	$17,303	$4,403,466
(1) Dollar amount represents the value of shares withheld for taxes.

For the nine months ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	390,302	—	9,363	399,665
Exercise of stock options	908,221	—	18,212	—	—	—	—	—	18,212
Issuance of restricted stock units, net of shares withheld for tax(1)	388,798	—	(4,870)	—	—	—	—	—	(4,870)
Warrant Exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(8,565,933)	—	—	8,565,933	(236,831)	—	—	—	(236,831)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	15,128	—	—	—	—	—	15,128
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(39,155)	(39,155)
Balance – September 30, 2021	122,886,506	$1	$2,987,827	35,476,388	$(716,274)	$1,416,091	$(1,166)	$59,417	$3,745,896
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$780,846	$399,665
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net loss/(income) from unconsolidated entities	2,986	(9,269)
Stock compensation expense	17,474	15,128
Gain on extinguishment of debt, net	(13,542)	—
Gain on land transfers	(14,508)	—
Distributions of earnings from unconsolidated entities	5,318	9,050
Depreciation and amortization	25,448	29,726
Operating lease expense	20,543	12,167
Debt issuance costs amortization	1,574	355
Change in Urban Form assets due to sale	11,675	—
Land held for sale write-downs	—	4,590
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(610,346)	(678,809)
Mortgages held for sale, prepaid expenses and other assets	245,633	(216,121)
Customer deposits	41,707	209,290
Accounts payable, accrued expenses and other liabilities	(82,578)	97,129
Income taxes payable	27,757	23,554
Net cash provided by/(used in) operating activities	459,987	(103,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,478)	(15,698)
Distributions of capital from unconsolidated entities	95,517	14,237
Investments of capital into unconsolidated entities	(91,846)	(31,843)
Investments in equity securities	—	(10,000)
Net cash used in investing activities	(18,807)	(43,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	33,495	103,805
Repayments on loans payable and other borrowings	(50,761)	(89,635)
Borrowings on revolving credit facilities	182,548	126,692
Repayments on revolving credit facilities	(214,077)	—
Borrowings on mortgage warehouse facilities	1,783,748	2,287,791
Repayments on mortgage warehouse facilities	(2,051,300)	(2,179,395)
Repayments on senior notes	(264,935)	—
Proceeds from stock option exercises	4,424	18,212
Payment of principal portion of finance lease	(1,340)	(1,325)
Repurchase of common stock, net	(335,412)	(236,831)
Payment of taxes related to net share settlement of equity awards	(3,645)	(5,494)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	(30,443)	(36,095)
Net cash used in financing activities	(947,698)	(12,275)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(506,518)	$(159,124)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	836,340	534,109
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$329,822	$374,985
SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments	$(176,683)	$(96,753)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$184,458	$174,297
Change in inventory not owned	$(581)	$(64,344)
Investments of land in unconsolidated joint ventures, net	$146,649	$—
Net non-cash distributions from non-controlling interests	$—	$(3,060)
Common stock surrendered in connection with warrant exercises	$—	$32,587
Common stock issued in connection with warrant exercises	$—	$(32,584)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation “TMHC” through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a developer of lifestyle communities. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up and resort lifestyle (formerly referred to as 55-plus active lifestyle) buyers. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our homebuilding segments operate under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We operate a “Build-to-Rent” homebuilding business where we serve as a land acquirer, developer, and homebuilder. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the “Urban Form” brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.

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
We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The loss/income from the percentage of the joint ventures not owned by us is presented as “Net loss/income attributable to non-controlling interests” on the unaudited Condensed Consolidated Statements of Operations.

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

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. We did not perform an impairment test during the third quarter of 2022 as indicators of impairment were not present.

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to Cost of home closings at the time of home closing using the specific identification method. Land acquisition, development, interest, and real estate taxes are allocated to homes and units generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction of a home, and construction utilities are considered overhead costs and allocated on a per unit basis. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

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

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to cost of home closings when the related inventory is charged to cost of home closings.

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and nine months ended September 30, 2022 and 2021, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2022 and December 31, 2021, we had no inactive projects.

In the ordinary course of business, we enter into various option agreements to acquire lots in staged takedowns which may require a significant cash deposit. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. Real estate not owned under these agreements is reflected in Consolidated real estate not owned with a corresponding liability in Liabilities attributable to consolidated real estate not owned in the unaudited Condensed Consolidated Balance Sheets.

Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once management intends to actively sell a parcel within the next 12 months or the parcel is under contract to sell. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the unaudited Condensed Consolidated Statements of Operations.

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

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into these agreements to acquire land or lots and pay a non-refundable deposit, a Variable Interest Entity (“VIE”) may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we will consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned within our real estate inventory balance in the unaudited Condensed Consolidated Balance Sheets.

Unconsolidated Joint Ventures — We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that the partners have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Net income/loss from unconsolidated entities when earned and distributions are credited against our investment in the joint venture when received. These joint ventures are recorded in Investments in unconsolidated entities on the unaudited Condensed Consolidated Balance Sheets.

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no material impairment charges related to the investments in unconsolidated entities for the three and nine months ended September 30, 2022 and 2021.

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

Recently Issued Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients for applying U.S. GAAP to contracts affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022. The use of LIBOR is primarily limited to our financial services mortgage warehouse facilities and our Revolving Credit Facilities. Our warehouse facilities have been modified to directly replace the reference rate and did not change the amount or timing of contractual cash flows. As such, we have elected the use of the practical expedient and treated such modification as a continuation of the debt agreement. Our Revolving Credit Facilities provide the option to continue the use of LIBOR until its expiration. The adoption of ASU 2020-04 has not had a material impact on our unaudited Condensed Consolidated Financial Statements.

3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income available to TMHC	$309,779	$168,134	$777,469	$390,302
Denominator:
Weighted average shares – basic	112,701	124,378	117,242	127,217
Restricted stock units	629	796	659	833
Stock Options	450	596	537	756
Warrants	—	—	—	237
Weighted average shares – diluted	113,780	125,770	118,438	129,043
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$2.75	$1.35	$6.63	$3.07
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$2.72	$1.34	$6.56	$3.02

The above calculations of weighted average shares exclude 1,560,934 and 1,470,941 anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three and nine months ended September 30, 2022, respectively, and 1,218,781 and 1,063,586 anti-dilutive stock options and unvested RSUs for the three and nine months ended September 30, 2021, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS
Inventory consists of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Real estate developed and under development	$3,787,988	$3,895,681
Real estate held for development or held for sale (1)	44,177	70,305
Operating communities (2)	1,881,718	1,309,551
Capitalized interest	190,461	168,670
Total owned inventory	5,904,344	5,444,207
Consolidated real estate not owned	54,733	55,314
Total real estate inventory	$5,959,077	$5,499,521
(1) Real estate held for development or held for sale includes properties which are not in active production.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2022		December 31, 2021
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Homebuilding owned lots
Undeveloped	15,238	$517,929	17,671	$636,385
Under development	11,345	1,051,698	11,446	964,353
Finished	19,874	2,257,495	18,896	2,266,309
Total homebuilding owned lots	46,457	3,827,122	48,013	3,867,047
Other assets(1)	—	5,043	5,298	98,939
Total owned lots	46,457	$3,832,165	53,311	$3,965,986
(1)The remaining book value of land and development as of September 30, 2022 relates to parcels of commercial assets which are. excluded from the owned lots presented in the table.

The homebuilding owned lots presented above as of December 31 2021 have been recast as a result of an operational change in classification in the current period. Undeveloped lots are those where no phase specific development work has commenced. Under development lots include land where phase specific development has commenced. Finished lots are fully developed for which vertical construction can commence. Our current classification allows for multi-phase or master planned communities to be presented in more than one lot status based on their development compared to our prior process which grouped all phases of a multi-phase or master planned community into one category based on the phase that was most developed. We believe this operational change provides better transparency into lot status and the book value of such lots.

We have land option purchase contracts, land banking arrangements and other controlled lot agreements. We do not have title to the properties, and the property owner and its creditors generally only have recourse against us in the form of retaining any non-refundable deposits. We are also not legally obligated to purchase the balance of the lots. Deposits related to these lots are capitalized when paid and classified as Land deposits until the associated property is purchased. The table below presents a summary of our controlled lots for the following periods (dollars in thousands):

	As of
	September 30, 2022			December 31, 2021
	Controlled Lots	Purchase Price	Land Deposit (1)	Controlled Lots	Purchase Price	Land Deposit (1)
Homebuilding controlled lots
Land option purchase contracts	7,193	$474,383	$57,919	8,360	$507,161	$57,554
Land banking arrangements	6,982	1,037,293	154,502	5,731	749,813	117,721
Other controlled lots	19,520	1,197,006	64,618	14,671	1,338,284	38,505
Total controlled lots	33,695	$2,708,682	$277,039	28,762	$2,595,258	$213,780
(1) Land deposits are non-refundable and represent exposure to loss related to our contracts with third parties, unconsolidated entities, and land banking arrangements.. In addition, at September 30, 2022 and December 31, 2021 we had refundable deposits of $13.3 million and $15.7 million respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest capitalized - beginning of period	$185,364	$180,520	$168,670	$163,780
Interest incurred and capitalized(1)	38,871	37,991	119,415	116,126
Interest amortized to cost of home closings	(33,774)	(37,951)	(97,624)	(99,346)
Interest capitalized - end of period	$190,461	$180,560	$190,461	$180,560
(1) Excludes Interest expense, net on the unaudited Condensed Consolidated Statement of Operations as such amounts are not capitalizable.
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

During the three and nine months ended September 30, 2022, we transferred land at fair value as part of an initial investment in existing unconsolidated joint ventures . In accordance with ASC 606 this was considered a transfer as we have no continuing involvement and the joint venture obtained title, physical possession, maintains risks and rewards of the property and has accepted the property. Included in Other expense/(income), net on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 is a gain of $0.8 million and $14.5 million, respectively, related to land transfers and represents the difference between the fair value and carrying value of the land at the time of contribution.

Summarized, unaudited combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Assets:
Real estate inventory	$717,667	$414,687
Other assets	132,990	118,990
Total assets	$850,657	$533,677
Liabilities and owners’ equity:
Debt	$137,386	$167,842
Other liabilities	31,961	16,245
Total liabilities	169,347	184,087
Owners’ equity:
TMHC	306,081	171,406
Others	375,229	178,184
Total owners’ equity	681,310	349,590
Total liabilities and owners’ equity	$850,657	$533,677

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$25,495	$21,833	$150,062	$101,458
Costs and expenses	(27,310)	(16,647)	(145,238)	(73,705)
(Loss)/income of unconsolidated entities	$(1,815)	$5,186	$4,824	$27,753
TMHC’s share in (loss)/income of unconsolidated entities	$(1,180)	$1,482	$(2,986)	$9,269
Distributions to TMHC from unconsolidated entities	$10,006	$2,945	$100,835	$23,287

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

As of September 30, 2022, the assets of the consolidated joint ventures totaled $273.0 million, of which $35.3 million was cash and cash equivalents, $62.6 million was owned inventory and $125.3 million was fixed assets. The fixed asset balance is held for sale as of September 30, 2022. As of December 31, 2021, the assets of the consolidated joint ventures totaled $291.8 million, of which $22.3 million was cash and cash equivalents, $147.6 million was owned inventory and $74.3 million was fixed assets. The liabilities of the consolidated joint ventures totaled $159.2 million and $165.1 million as of September 30, 2022 and December 31, 2021, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Real estate development costs to complete	$42,384	$49,833
Compensation and employee benefits	113,877	166,272
Self-insurance and warranty reserves	139,991	141,839
Interest payable	35,112	48,551
Property and sales taxes payable	31,648	29,384
Other accruals	93,620	89,330
Total accrued expenses and other liabilities	$456,632	$525,209

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured amounts under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in our reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reserve - beginning of period	$137,491	$116,121	$141,839	$118,116
Additions to reserves	2,514	19,459	34,917	50,244
Cost of claims incurred	(3,541)	(19,313)	(43,743)	(54,245)
Changes in estimates to pre-existing reserves	3,527	279	6,978	2,431
Reserve - end of period	$139,991	$116,546	$139,991	$116,546

7. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2022			December 31, 2021
	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/Premium	Carrying Value
5.875% Senior Notes due 2023(1)	$350,000	$(307)	$349,693	$350,000	$(733)	$349,267
5.625% Senior Notes due 2024	350,000	(763)	349,237	350,000	(1,166)	348,834
5.875% Senior Notes due 2027	500,000	(3,655)	496,345	500,000	(4,243)	495,757
6.625% Senior Notes due 2027	35,040	1,789	36,829	300,000	17,718	317,718
5.75% Senior Notes due 2028	450,000	(3,341)	446,659	450,000	(3,814)	446,186
5.125% Senior Notes due 2030	500,000	(4,965)	495,035	500,000	(5,440)	494,560
Senior Notes subtotal	$2,185,040	$(11,242)	$2,173,798	$2,450,000	$2,322	$2,452,322
Loans payable and other borrowings	409,791	—	409,791	404,386	—	404,386
$1 Billion Revolving Credit Facility(2)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(2)	—	—	—	31,529	—	31,529
Mortgage warehouse borrowings	146,335	—	146,335	413,887	—	413,887
Total debt	$2,741,166	$(11,242)	$2,729,924	$3,299,802	$2,322	$3,302,124
(1)As of September 30, 2022, notice of full redemption for the entire outstanding principal amount of the notes was issued. The full notice of redemption states that the entire outstanding principal amount of the 2023 Notes will be redeemed on October 31, 2022 at a redemption price equal to 100.000% of the aggregate principal amount of the 2023 Notes to be redeemed plus the applicable premium (as defined in the indenture governing the 2023 Notes) and accrued and unpaid interest through the redemption date.
(2)The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”

Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2021. For information regarding such instruments, refer to Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, we were in compliance with all of the covenants in the debt instruments listed in the table above.

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

On June 13, 2022, TM Communities announced a cash tender offer to purchase any and all of the $290.4 million outstanding aggregate principal amount of the 2027 6.625% TM Communities Notes (the “Tender Offer”), which expired July 12, 2022. As of June 30, 2022, TM Communities had purchased $264.1 million of the 2027 6.625% TM Communities Notes pursuant to the Tender Offer using cash on hand and borrowings on our $1 Billion Revolving Credit Facility at a price equal to 100% of the principal amount, plus accrued and unpaid interest up to, but excluding, the settlement date. As a result of the Tender Offer, we recorded a total net gain on extinguishment of debt of approximately $13.5 million on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022. During the three months ended September 30, 2022,

TM Communities repurchased an additional $0.8 million of the 2027 6.625% TM Communities Notes at a price equal to 97% of the principal amount, resulting in a total of $265.0 million in aggregate principal amount of outstanding 2027 6.625% TM Communities Notes being repurchased pursuant to the Tender Offer.

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

$1 Billion Revolving Credit Facility
On September 9, 2022, we entered into an agreement to exercise the accordion feature under our existing Amended and Restated Credit Agreement (the “Credit Agreement”) increasing the aggregate commitments from $800.0 million to $1.0 billion. The commitments established have the same terms and conditions as the existing commitments under the Credit Agreement.

Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, we had $3.8 million and $1.1 million, respectively, of unamortized debt issuance costs relating to our $1 Billion Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, we had $61.2 million and $58.7 million, respectively, of utilized letters of credit, resulting in $938.8 million and $741.3 million, respectively, of availability under the $1 Billion Revolving Credit Facility.
The $1 Billion Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level, currently of at least $2.8 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $1 Billion Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $1 Billion Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $1 Billion Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $1 Billion Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The $1 Billion Revolving Credit Facility contains certain restrictive covenants including limitations on incurrence of liens, the payment of dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The $1 Billion Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

As of September 30, 2022, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$24,612	$60,000	Daily SOFR + 1.70%	On Demand	Mortgage Loans
Warehouse B	20,578	75,000	BSBY 1M + 1.65%	On Demand	Mortgage Loans
Warehouse C	37,671	75,000	Term SOFR + 1.65%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	26,177	70,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	37,297	70,000	Term SOFR + 1.60%	On Demand	Mortgage Loans
Total	$146,335	$350,000

	As of December 31, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(3)	Expiration Date	Collateral (2)
Warehouse A	$12	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	86,409	150,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	116,601	250,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	105,065	150,000	LIBOR + 1.65%	November 20, 2022	Mortgage Loans
Warehouse E	105,800	200,000	LIBOR + 1.50%	On Demand	Mortgage Loans
Total	$413,887	$760,000
(1) As of September 30, 2022, our warehouse borrowings transitioned from LIBOR to the Secured Overnight Financing Rate (SOFR), and the Bloomberg Short-Term Bank Yield Index (BSBY).
(2) The mortgage warehouse borrowings outstanding as of September 30, 2022 and December 31, 2021 were collateralized by $161.3 million and $467.5 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $0.6 million and $3.5 million, respectively, of cash which is restricted cash on our unaudited Condensed Consolidated Balance Sheets.
(3) Subject to certain interest rate floors.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2022 and December 31, 2021 consist of project-level debt due to various land sellers and financial institutions for specific projects. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 8% at each of September 30, 2022 and December 31, 2021.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2022, when compared to December 31, 2021.

The carrying value and fair value of our financial instruments are as follows:

		September 30, 2022		December 31, 2021
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$161,264	$161,264	$467,534	$467,534
IRLCs	3	(12,792)	(12,792)	2,110	2,110
MBSs	2	23,832	23,832	(449)	(449)
Mortgage warehouse borrowings	2	146,335	146,335	413,887	413,887
Loans payable and other borrowings	2	409,791	409,791	404,386	404,386
5.875% Senior Notes due 2023 (1)	2	349,693	350,476	349,267	365,890
5.625% Senior Notes due 2024 (1)	2	349,237	342,675	348,834	372,750
5.875% Senior Notes due 2027 (1)	2	496,345	465,625	495,757	560,000
6.625% Senior Notes due 2027 (1)	2	36,829	33,736	317,718	315,750
5.75% Senior Notes due 2028(1)	2	446,659	394,362	446,186	502,875
5.125% Senior Notes due 2030(1)	2	495,035	403,605	494,560	550,000
$100 Million Revolving Credit Facility	2	—	—	31,529	31,529
Equity Security	1	1,210	1,210	6,400	6,400
(1) Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.

9. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2022 was 22.6% and 23.8%, respectively, compared to 23.5% and 23.2%, respectively, for the same periods in 2021. For both the three and nine months ended September 30, 2022 and 2021 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to homebuilding activities.

At both September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits.

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

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Amount available for repurchase — beginning of period	$425,000	$191,659	$230,413	$86,831
Amount cancelled from expired or unused authorizations	—	—	(75,000)	—
Additional amount authorized for repurchase	—	—	500,000	250,000
Amount repurchased	(104,999)	(91,659)	(335,412)	(236,831)
Amount available for repurchase — end of period	$320,001	$100,000	$320,001	$100,000

The Company repurchased 4,213,256 and 12,940,941 shares under the share repurchase program during the three and nine months ended September 30, 2022, respectively. The number of shares repurchased were 3,309,196 and 8,565,933 during the three and nine months ended September 30, 2021, respectively.

11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan
was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, restricted stock units
(“RSUs”), performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our
Common Stock. As of September 30, 2022, we had an aggregate of 5,534,816 shares of Common Stock available for future grants under the Plan.

The following table provides the outstanding balance of time-based and performance based RSUs and stock options as of September 30, 2022:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at September 30, 2022	1,618,601	$27.34	3,397,097	$23.24

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units (1)	$4,215	$3,746	$14,133	$12,108
Stock options	1,118	1,047	3,341	3,020
Total stock compensation	$5,333	$4,793	$17,474	$15,128
(1) Includes compensation expense related to time-based RSUs and performance-based RSUs.

At September 30, 2022 and December 31, 2021, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $32.3 million and $26.5 million, respectively.

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended September 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$649,058	$522,846	$831,409	$27,749	$3,582	$2,034,644

Gross margin	176,015	141,076	231,100	7,354	2,395	557,940
Selling, general and administrative expenses	(42,126)	(32,589)	(39,193)	—	(33,141)	(147,049)
Net (loss)/income from unconsolidated entities	—	(86)	(899)	546	(741)	(1,180)
Interest and other income/(expense), net(2)	(4,180)	(1,325)	(4,065)	—	(563)	(10,133)
Gain on extinguishment of debt, net	—	—	—	—	71	71
Income/(loss) before income taxes	$129,709	$107,076	$186,943	$7,900	$(31,979)	$399,649
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

	Three Months Ended September 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$571,879	$401,948	$846,082	$38,046	$796	$1,858,751

Gross margin	129,234	78,292	173,062	11,844	18	392,450
Selling, general and administrative expenses	(43,439)	(31,325)	(48,627)	—	(44,219)	(167,610)
Net (loss)/income from unconsolidated entities	—	(15)	143	1,354	—	1,482
Interest and other income/(expense), net (2)	(419)	(803)	254	—	211	(757)
Income/(loss) before income taxes	$85,376	$46,149	$124,832	$13,198	$(43,990)	$225,565
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

	Nine Months Ended September 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,810,041	$1,351,093	$2,433,893	$98,419	$39,345	$5,732,791

Gross margin	476,241	332,440	635,318	32,327	16,222	1,492,548
Selling, general and administrative expenses	(127,041)	(95,527)	(125,086)	—	(122,201)	(469,855)
Net income/(loss) from unconsolidated entities	—	(40)	(7,004)	4,799	(741)	(2,986)
Interest and other income/(expense), net(2)	5,498	(4,262)	(9,734)	—	(605)	(9,103)
Gain on extinguishment of debt, net	—	—	—	—	13,542	13,542
Income/(loss) before income taxes	$354,698	$232,611	$493,494	$37,126	$(93,783)	$1,024,146

(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

	Nine Months Ended September 30, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,606,603	$1,110,399	$2,158,251	$119,503	$1,087	$4,995,843

Gross margin	336,542	212,076	404,093	43,367	(484)	995,594
Selling, general and administrative expenses	(128,402)	(92,225)	(137,384)	—	(124,661)	(482,672)
Net (loss)/income from unconsolidated entities	—	(85)	2,139	7,225	(10)	9,269
Interest and other income/(expense), net (2)	(328)	(1,694)	(1,165)	—	1,526	(1,661)
Income/(loss) before income taxes	$207,812	$118,072	$267,683	$50,592	$(123,629)	$520,530
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

	As of September 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,039,049	$1,538,310	$2,672,058	$—	$—	$6,249,417
Investments in unconsolidated entities	46,629	92,884	119,752	4,673	42,143	306,081
Other assets	168,229	245,508	610,596	278,890	734,905	2,038,128
Total assets	$2,253,907	$1,876,702	$3,402,406	$283,563	$777,048	$8,593,626
(1) Includes corporate cash and the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2021
	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Real estate inventory and land deposits	$1,781,948	$1,282,024	$2,665,084	$—	$—	$5,729,056
Investments in unconsolidated entities	—	87,600	79,531	4,275	—	171,406
Other assets	196,126	221,906	588,520	559,233	1,261,530	2,827,315
Total assets	$1,978,074	$1,591,530	$3,333,135	$563,508	$1,261,530	$8,727,777
(1) Includes corporate cash and the assets from our Build-To-Rent and Urban Form operations.

13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.2 billion as of September 30, 2022 and December 31, 2021. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds as of September 30, 2022 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2022 and December 31, 2021, the aggregate purchase price of these contracts was $1.5 billion and $1.3 billion, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. At September 30, 2022 and December 31, 2021, our legal accruals were $20.5 million and $21.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matters. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc. (an acquired AV Homes entity), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws. The class action complaint seeks an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Second District Court of Appeal on November 29, 2021, and as of September 30, 2022, our appeal remains pending. Plaintiffs have agreed to continue to pay club membership fees pending the outcome of the appeal. We believe, based on our assessment and the opinion of external legal counsel, that the court’s legal interpretation constitutes legal error and the court incorrectly ruled on this matter. In accordance with ASC Topic 450, Contingencies, we evaluated the range of loss and the likelihood of each potential amount of loss within the range. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, in evaluating the potential outcomes, we believe the more likely outcome is that we win the appeal. This belief is based on our review of the legal merit of the judgement, as well as the opinion of external legal counsel. Accordingly, in assessing the range of possible loss, we believe the more likely outcome is that we win on appeal and will have zero liability.

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $91.6 million and $96.2 million as of September 30, 2022 and December 31, 2021, respectively. We recorded lease expense of approximately $6.9 million and $20.5 million for the three and nine months ended September 30, 2022, and $4.2 million and $12.2 million for the three and nine months ended September 30, 2021, respectively, within General and administrative expenses on our unaudited Condensed Consolidated Statement of Operations.

14. MORTGAGE HEDGING ACTIVITIES

We enter into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the unaudited Condensed Consolidated Statements of Operations. Unrealized gains and losses on the IRLCs, reflected as derivative assets or liabilities, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices.

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	September 30, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(12,792)	$651,953	$2,110	$158,299
MBSs	23,832	596,000	(449)	407,000
Total	$11,040		$1,661
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $716.6 million and $173.7 million as of September 30, 2022 and December 31, 2021, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “we,” “us,” or “our” refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

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

Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations geographically focused in Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We serve a wide array of consumer groups from coast to coast, including entry-level, move-up, and resort lifestyle (formerly referred to as 55-plus active lifestyle) buyers, building single and multi-family attached and detached homes. Our homebuilding company operates under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We operate a “Build-to-Rent” homebuilding business where we serve as a land acquirer, developer, and homebuilder. We also operate Urban Form Development, LLC (“Urban Form”), which primarily develops and constructs multi-use properties consisting of commercial space, retail, and multi-family units. We have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business as of September 30, 2022 is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

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

As of September 30, 2022, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,550 were engaged in corporate and homebuilding operations, and the remaining approximately 450 were engaged in financial services.

Factors Affecting Comparability of Results

For the three and nine months ended September 30, 2022, we recognized a $0.8 million and $14.5 million gain on land transfers relating to our unconsolidated joint ventures, respectively, which is included in Other expense/(income), net on the unaudited Condensed Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2022, we recognized a $71 thousand and $13.5 million net gain on extinguishment of debt relating to our partial redemption of our 6.625% Senior Notes due 2027 which is included in Gain on extinguishment of debt, net on our unaudited Condensed Consolidated Statements of Operations. We did not incur such costs for the three or nine months ended September 30, 2021.

Third Quarter 2022 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):
•Home closings revenue increased 12 percent to $2.0 billion.
•Home closings gross margin improved 630 basis points to 27.5 percent.
•SG&A as a percentage of home closings revenue improved 210 basis points to 7.4 percent.
•Homebuilding lot supply increased three percent to approximately 80,000 owned and controlled homesites.
•Controlled lots as a percentage of total lot supply increased approximately 600 basis points to 42 percent.
•Repurchased 4.2 million shares outstanding for $105 million.
•Return on equity improved 1,300 basis points to 25.8 percent.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Statements of Operations Data:
Home closings revenue, net	$1,983,775	$1,772,495	$5,511,204	$4,780,304
Land closings revenue	14,225	42,228	66,651	79,174
Financial services revenue	27,749	38,046	98,419	119,503
Amenity and other revenue	8,895	5,982	56,517	16,862
Total revenue	2,034,644	1,858,751	5,732,791	4,995,843
Cost of home closings	1,438,164	1,397,319	4,084,748	3,838,602
Cost of land closings	11,571	36,439	50,139	68,604
Financial services expenses	20,395	26,202	66,092	76,136
Amenity and other expenses	6,574	6,341	39,264	16,907
Gross margin	557,940	392,450	1,492,548	995,594
Sales, commissions and other marketing costs	94,692	97,185	279,950	280,697
General and administrative expenses	52,357	70,425	189,905	201,975
Net loss/(income) from unconsolidated entities	1,180	(1,482)	2,986	(9,269)
Interest expense, net	4,382	710	13,823	594
Other expense/(income), net	5,751	47	(4,720)	1,067
Gain on extinguishment of debt, net	(71)	—	(13,542)	—
Income before income taxes	399,649	225,565	1,024,146	520,530
Income tax provision	90,418	53,098	243,300	120,865
Net income before allocation to non-controlling interests	309,231	172,467	780,846	399,665
Net loss/(income) attributable to non-controlling interests — joint ventures	548	(4,333)	(3,377)	(9,363)
Net income available to Taylor Morrison Home Corporation	$309,779	$168,134	$777,469	$390,302
Home closings gross margin	27.5%	21.2%	25.9%	19.7%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	4.8%	5.5%	5.1%	5.9%
General and administrative expenses as a percentage of home closings revenue, net	2.6%	4.0%	3.4%	4.2%

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

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding the impact of gains on land transfers and extinguishment of debt, net, and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, gains on land transfers and extinguishment of debt, net. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance cost/(premium), net, and less mortgage warehouse borrowings, net of unrestricted cash and cash equivalents, by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).

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

Adjusted Net Income and Adjusted Earnings Per Common Share
	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021
Net income available to TMHC	$309,779	$168,134
Gain on land transfers	(808)	—
Gain on extinguishment of debt, net	(71)	—
Tax impact due to above non-GAAP reconciling items	205	—
Adjusted net income	$309,105	$168,134

Basic weighted average number of shares	112,701	124,378
Adjusted earnings per common share - Basic	$2.74	$1.35

Diluted weighted average number of shares	113,780	125,770
Adjusted earnings per common share - Diluted	$2.72	$1.34

Adjusted Income Before Income Taxes and Related Margin
	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Income before income taxes	$399,649	$225,565
Gain on land transfers	(808)	—
Gain on extinguishment of debt, net	(71)	—
Adjusted income before income taxes	$398,770	$225,565

Total revenue	$2,034,644	$1,858,751

Income before income taxes margin	19.6%	12.1%
Adjusted income before income taxes margin	19.6%	12.1%

EBITDA and Adjusted EBITDA Reconciliation
	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Net income before allocation to non-controlling interests	$309,231	$172,467
Interest expense, net	4,382	710
Amortization of capitalized interest	33,774	37,951
Income tax provision	90,418	53,098
Depreciation and amortization	1,484	2,164
EBITDA	$439,289	$266,390
Non-cash compensation expense	5,333	4,793
Gain on land transfers	(808)	—
Gain on extinguishment of debt, net	(71)	—
Adjusted EBITDA	$443,743	$271,183

Total revenue	$2,034,644	$1,858,751
Net income before allocation to non-controlling interests as a percentage of total revenue	15.2%	9.3%
EBITDA as a percentage of total revenue	21.6%	14.3%
Adjusted EBITDA as a percentage of total revenue	21.8%	14.6%

Net Homebuilding Debt to Capitalization Ratio Reconciliation
(Dollars in thousands)	As of September 30, 2022	As of June 30, 2022	As of September 30, 2021
Total debt	$2,729,924	$2,950,744	$3,221,569
Plus: unamortized debt issuance cost/(premium), net	11,242	11,891	(2,333)
Less: mortgage warehouse borrowings	(146,335)	(179,555)	(235,685)
Total homebuilding debt	$2,594,831	$2,783,080	$2,983,551
Less: cash and cash equivalents	(329,244)	(378,340)	(373,407)
Net homebuilding debt	$2,265,587	$2,404,740	$2,610,144
Total equity	4,403,466	4,193,895	3,745,896
Total capitalization	$6,669,053	$6,598,635	$6,356,040

Net homebuilding debt to capitalization ratio	34.0%	36.4%	41.1%

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021
The results for the three and nine months ended September 30, 2022 and 2021 were impacted by various macro economic conditions. From the second half of 2020 through the first quarter of 2022, demand for housing increased nationwide. Subsequently, multiple increases in mortgage interest rates beginning in March 2022 have caused buyer apprehension and affordability concerns, resulting in an increase in cancellations. We believe these have impacted us throughout the year, however the multiple increases in interest rates by the Federal Reserve in recent months impacted our net sales orders and cancellations, for the three months ended September 30, 2022 in particular. The overall strong demand for housing in the prior year and first half of 2022 allowed us to utilize pricing strategies that mitigated increases in costs. The average sales price for 2022 net sales orders, backlog, and homes closed all increased compared to the prior year. We continue to experience market-wide supply chain disruptions, trade labor shortages, and high costs related to materials due to inflationary impacts. However, these supply chain delays and labor shortages have extended our build cycle times. To combat this, several markets have shifted to a strategy of selling spec homes, which allows the homes to be further along the cycle time before releasing them to be sold. Operational information related to each period is presented below:

Ending Active Selling Communities

	As of September 30, 2022	As of June 30, 2022	Change
East	118	117	0.9%
Central	105	104	1.0
West	103	102	1.0
Total	326	323	0.9%

Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	1,041	1,279	(18.6)%	$640,093	$742,449	(13.8)%	$615	$580	6.0%
Central	450	921	(51.1)	267,681	577,477	(53.6)	595	627	(5.1)
West	578	1,172	(50.7)	372,223	840,963	(55.7)	644	718	(10.3)
Total	2,069	3,372	(38.6)%	$1,279,997	$2,160,889	(40.8)%	$619	$641	(3.4)%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	3,189	4,358	(26.8)%	$1,976,798	$2,334,431	(15.3)%	$620	$536	15.7%
Central	1,979	2,843	(30.4)	1,294,106	1,661,934	(22.1)	654	585	11.8
West	2,509	4,085	(38.6)	1,878,886	2,680,460	(29.9)	749	656	14.2
Total	7,677	11,286	(32.0)%	$5,149,790	$6,676,825	(22.9)%	$671	$592	13.3%

Net sales orders and sales value decreased by 38.6% and 40.8%, for the three months ended September 30, 2022, and 32.0% and 22.9%, for the nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. We believe the decreases were primarily the result of the change in economic conditions and home buyer apprehensions due to rising mortgage interest rates and inflationary pressures. We experienced sales price appreciation over recent quarters driving an increase in average selling price for the nine months ended September 30, 2022 compared to the same period in the prior year. However, during the three months ended September 30, 2022 we began offering pricing incentives or discounts in certain markets which caused the overall average selling price to decrease for the quarter compared to the same quarter in the prior year.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
East	9.2%	5.6%	7.3%	5.5%
Central	22.5%	7.5%	12.8%	6.7%
West	20.2%	7.4%	12.7%	6.4%
Total Company	15.6%	6.7%	10.6%	6.1%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the three and nine months ended September 30, 2022 compared to the same periods in the prior year. This increase in cancellations is due to increases in mortgage interest rates, buyer apprehensions, and other macro economic conditions such as inflation.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	3,256	3,729	(12.7)%	$2,121,673	$2,090,661	1.5%	$652	$561	16.2%
Central	2,489	2,995	(16.9)	1,694,111	1,760,401	(3.8)	681	588	15.8
West	2,196	3,549	(38.1)	1,579,937	2,272,904	(30.5)	719	640	12.3
Total	7,941	10,273	(22.7)%	$5,395,721	$6,123,966	(11.9)%	$679	$596	13.9%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total sold homes in backlog and total sales value decreased by 22.7% and 11.9% at September 30, 2022 and September 30, 2021, respectively. The decrease in sold homes in backlog is primarily the result of a decrease in net sales as well as an increase in cancellations. Despite a lower number of sold homes in backlog and total sales value, the average selling price of homes in backlog increased by 13.9% as a result of sales price appreciation over the past several quarters.

Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	1,118	1,167	(4.2)%	$638,270	$554,995	15.0%	$571	$476	20.0%
Central	835	764	9.3	522,247	398,762	31.0	625	522	19.7
West	1,097	1,396	(21.4)	823,258	818,738	0.6	750	586	28.0
Total	3,050	3,327	(8.3)%	$1,983,775	$1,772,495	11.9%	$650	$533	22.0%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	3,152	3,464	(9.0)%	$1,757,444	$1,564,206	12.4%	$558	$452	23.5%
Central	2,277	2,246	1.4	1,347,828	1,101,681	22.3	592	491	20.6
West	3,421	3,706	(7.7)	2,405,932	2,114,417	13.8	703	571	23.1
Total	8,850	9,416	(6.0)%	$5,511,204	$4,780,304	15.3%	$623	$508	22.6%

The number of homes closed decreased by 8.3% and 6.0%, for the three and nine months ended September 30, 2022, respectively, while home closings revenue, net increased by 11.9% and 15.3%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decrease in the number of homes closed is primarily due to an increase in cancellations in the current year periods compared to the prior year periods. The increase in home closings revenue, net is a result of sales price appreciation which caused average selling prices to increase by 22.0% and 22.6% for the three and nine months ended September 30, 2022, respectively.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
East	$5,732	$11,987	$(6,255)
Central	599	3,186	(2,587)
West	7,894	27,055	(19,161)
Total	$14,225	$42,228	$(28,003)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
East	$36,482	$27,643	$8,839
Central	3,265	8,718	(5,453)
West	26,904	42,813	(15,909)
Total	$66,651	$79,174	$(12,523)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. The land closings revenue in the East for the nine months ended September 30, 2022 was due to the sale of certain commercial assets as well as the sale of residential lots in our Florida market. In the prior year, the land closings revenue in the West for the three months ended September 30, 2021 was due to the sale of certain projects in our Oregon market while the land closings revenue for the nine months ended September 30, 2021 also includes project sales in our Washington and Arizona markets.

Amenity and Other Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
East	$5,056	$4,897	$159
Central	—	—	—
West	257	289	(32)
Corporate	3,582	796	2,786
Total	$8,895	$5,982	$2,913

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
East	$16,115	$14,754	$1,361
Central	—	—	—
West	1,057	1,021	36
Corporate	39,345	1,087	38,258
Total	$56,517	$16,862	$39,655

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Build-To-Rent and Urban Form operations. The increase in amenity and other revenue in Corporate for the nine months ended September 30, 2022 is due to the sale of an asset relating to our Urban Form operations.

Home Closings Gross Margin

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Home closings revenue, net	$638,270	$554,995	$522,247	$398,762	$823,258	$818,738	$1,983,775	$1,772,495
Cost of home closings	460,137	428,908	381,181	320,783	596,846	647,628	1,438,164	1,397,319
Home closings gross margin	$178,133	$126,087	$141,066	$77,979	$226,412	$171,110	$545,611	$375,176
Home closings gross margin %	27.9%	22.7%	27.0%	19.6%	27.5%	20.9%	27.5%	21.2%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Home closings revenue, net	$1,757,444	$1,564,206	$1,347,828	$1,101,681	$2,405,932	$2,114,417	$5,511,204	$4,780,304
Cost of home closings	1,287,670	1,238,056	1,016,006	888,162	1,781,072	1,712,384	4,084,748	3,838,602
Home closings gross margin	$469,774	$326,150	$331,822	$213,519	$624,860	$402,033	$1,426,456	$941,702
Home closings gross margin %	26.7%	20.9%	24.6%	19.4%	26.0%	19.0%	25.9%	19.7%
Home closings gross margin increased 630 basis points to 27.5% for the three months ended September 30, 2022, compared to 21.2% in the prior year period and 620 basis points to 25.9% for the nine months ended September 30, 2022, compared to 19.7% in the prior year period. The increases for both the three and nine months ended September 30, 2022 is a reflection of pricing power in excess of inflationary cost pressure, operational enhancements, and acquisition synergies. In addition, we strategically metered sales releases to better manage supply chain and labor constraints in the earlier part of 2022.

Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Financial services revenue	$18,291	$29,721	(38.5)%	$71,792	$96,756	(25.8)%
Title services and other revenue	9,458	8,325	13.6	26,627	22,747	17.1
Total financial services revenue	27,749	38,046	(27.1)%	98,419	119,503	(17.6)%
Financial services net income from unconsolidated entities	546	1,354	(59.7)	4,799	7,225	(33.6)
Total revenue	28,295	39,400	(28.2)	103,218	126,728	(18.6)
Financial services expenses	20,395	26,202	(22.2)	66,092	76,136	(13.2)
Financial services income before income taxes	$7,900	$13,198	(40.1)%	$37,126	$50,592	(26.6)%
Total originations:
Number of Loans	1,551	2,254	(31.2)%	4,728	6,718	(29.6)%
Principal	$701,323	$900,404	(22.1)%	$2,108,122	$2,621,103	(19.6)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Supplemental data:
Average FICO score	752	752	753	751
Funded origination breakdown:
Government (FHA,VA,USDA)	18%	17%	17%	18%
Other agency	75%	79%	77%	79%
Total agency	93%	96%	94%	97%
Non-agency	7%	4%	6%	3%
Total funded originations	100%	100%	100%	100%

Total financial services revenue decreased by 27.1% and 17.6% for the three and nine months ended September 30, 2022 compared to the same periods in the prior year, respectively. The decrease in total financial services revenue was a result of lower home mortgage originations and lower home closings during the periods.

Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 4.8% from 5.5%, and to 5.1% from 5.9% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decrease was primarily driven by leverage in controllable sales and marketing costs.

General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 2.6% from 4.0% and to 3.4% from 4.2% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decrease was primarily due to the increase in home closings revenue, along with decreases in general and administrative expenses.

Net Loss/(Income) from Unconsolidated Entities
We had a net loss from unconsolidated entities of $1.2 million and net income from unconsolidated entities of $1.5 million for the three months ended September 30, 2022 and 2021, respectively. We also had a net loss of $3.0 million and net income of $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net loss/(income) generated from unconsolidated entities is dependent on the number of joint venture investments and the stage of our investment. We recently made several new investments in unconsolidated joint ventures which have yet to yield returns.

Other Expense/(Income), Net
Other expense, net was $5.8 million for the three months ended September 30, 2022 and other income, net was $4.7 million for the nine months ended September 30, 2022. Other expense, net was $47.0 thousand and $1.1 million for the same periods in the prior year, respectively. For the three months ended September 30, 2022, other expense was primarily related to the write-off of pre-acquisition costs during the period, and for the nine months ended September 30, 2022 other income was primarily related to $14.5 million in gains on land transferred at fair value as part of investments in two new joint ventures with third parties. The gain on land transferred represents the difference between the fair value and carrying value of the land at the time of transfer.

Gain on Extinguishment of Debt, Net

Gain on extinguishment of debt, net was $71 thousand for the three months ended September 30, 2022 and 13.5 million for the nine months ended September 30, 2022. This gain is due to the Tender Offer and purchase of our 6.625% Senior Notes due 2027 which was primarily executed in June 2022 and finalized in July 2022.

Income Tax Provision
The effective tax rate for the three and nine months ended September 30, 2022 was 22.6% and 23.8%, compared to 23.5% and 23.2%, respectively, for the same periods in the prior year. For both the three and nine months ended September 30, 2022 and September 30, 2021 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to homebuilding activities.

Net Income
Net income and diluted earnings per share for the three months ended September 30, 2022 was $309.8 million and $2.72, respectively. Net income and diluted earnings per share for the three months ended September 30, 2021 was $168.1 million and $1.34, respectively. The increases in net income and diluted earnings per share from the prior year were primarily attributable to higher home closing revenue, net and higher gross margin dollars.
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

On September 28, 2022, we announced that our indirect wholly owned subsidiary, Taylor Morrison Communities, Inc. issued a notice of full redemption for the entire outstanding principal amount of the 5.875% Senior Notes due 2023 (the “2023 Notes”). The full notice of redemption states that the entire outstanding principal amount of the 2023 Notes will be redeemed on October 31, 2022 at a redemption price equal to 100.000% of the aggregate principal amount of the 2023 Notes to be redeemed plus the applicable premium (as defined in the indenture governing the 2023 Notes) and accrued and unpaid interest through the redemption date.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2022	December 31, 2021
Total cash, excluding restricted cash	$329,244	$832,821
$1 Billion Revolving Credit Facility	1,000,000	800,000
$100 Million Revolving Credit Facility	100,000	100,000
Letters of credit outstanding	(61,242)	(58,738)
$1 Billion Revolving Credit Facility borrowings outstanding	—	—
$100 Million Revolving Credit Facility borrowings outstanding	—	(31,529)
Revolving Credit Facilities availability	1,038,758	809,733
Total liquidity	$1,368,002	$1,642,554

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facilities to conduct our operations for the next twelve months, including the redemption of our 2023 Notes mentioned above. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, and repurchases of common stock. We believe we will generate sufficient cash from our operations to meet the demands for such payments, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands.

Cash Flow Activities

Operating Cash Flow Activities
Our net cash provided by operating activities was $460.0 million for the nine months ended September 30, 2022, compared to $103.5 million of cash used in operating activities for the nine months ended September 30, 2021. The year-over-year increase in cash provided by operating activities is primarily driven by an increase in net income and a decrease in mortgage loans held for sale as a result of fewer home mortgage originations. These increases were partially offset by a decrease in accounts payable, accrued expenses and other liabilities; an increase in real estate inventory and deposits; and an increase in customer deposits.

Investing Cash Flow Activities
Net cash used in investing activities was $18.8 million for the nine months ended September 30, 2022, compared to $43.3 million of cash used in investing activities for the nine months ended September 30, 2021. The decrease in cash used in investing activities was primarily due to an increase in capital distributions from unconsolidated entities, partially offset by increased investments in new unconsolidated entities during the period.

Financing Cash Flow Activities
Net cash used in financing activities was $947.7 million for the nine months ended September 30, 2022, compared to $12.3 million for the nine months ended September 30, 2021. The increase in cash used in financing activities was primarily due to repayments on senior notes, Revolving Credit Facilities, and mortgage warehouse facilities as well as repurchases of common stock.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Credit Facilities, see Note 7 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of September 30, 2022

Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. For example, in April 2022, we established a joint venture with Värde Partners (“Värde”), a leading global alternative investment firm, to develop rental properties as a part of our Build-To-Rent program. The venture includes $850 million in equity commitments, funded 60 percent by Värde and 40 percent by the Company. The venture provides Värde with the exclusive opportunity to invest in the acquisition and development of Build-To-Rent projects identified by the Company that meet the venture's investment guidelines.

In certain of our unconsolidated joint ventures, the joint ventures enter into loan agreements, whereby we or one of our subsidiaries will provide the joint venture lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.

For the nine months ended, September 30, 2022 and 2021, total cash contributions to unconsolidated joint ventures were $91.8 million and $31.8 million, respectively.

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At September 30, 2022 and December 31, 2021, the aggregate purchase price for land under these contracts was $1.5 billion and $1.3 billion, respectively.

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
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2022, approximately 95% of our debt was fixed rate and 5% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and borrowings by TMHF under its various warehouse facilities. As of September 30, 2022, we had no outstanding borrowings under our $1 Billion Revolving Credit Facility or our $100 Million Revolving Credit Facility. We had $1.0 billion of additional availability for borrowings under the Credit Facilities including $138.8 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of September 30, 2022 (giving effect to $61.2 million of letters of credit outstanding as of such date).

The London Interbank Offered Rate (“LIBOR”) was the primary basis for determining interest payments on borrowings under each of our warehouse facilities and our Revolving Credit Facilities. On March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. In response to the planned discontinuation of LIBOR, our warehouse facilities agreements for facilities A, C, D, and E as well as our Revolving Credit Facilities have been restructured to begin using SOFR as the primary basis for determining interest payments. The agreement for warehouse facility B was also restructured to use the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the primary basis for determining interest payments. The BSBY index is a proprietary index calculated daily as a credit sensitive supplement to manage the spread between funding costs and earned interest on loans. At this time, it is not possible to predict the full effect that the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR and BSBY, will have on us or our borrowing costs. SOFR and BSBY are relatively new reference rates and their composition and characteristics are not the same as LIBOR. Given the limited history of these rates and potential volatility as compared to other benchmark or market rates, the future performance of these rates cannot be predicted based on historical performance. The consequences of using SOFR and BSBY could include an increase in the cost of our variable rate indebtedness.

We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 7, Debt to the unaudited Condensed Consolidated Financial Statements included in this quarterly report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2022. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(In millions, except percentage data)	2022	2023	2024	2025	2026	Thereafter	Total
Fixed Rate Debt(1)	$461.3	$151.4	$416.0	$43.5	$27.2	$1,495.5	$2,594.9	$2,400.3
Weighted average interest rate(2)	5.0%	3.0%	5.2%	3.0%	3.0%	5.6%	5.2%
Variable Rate Debt(3)	$146.3	$—	$—	$—	$—	$—	$146.3	$146.3
Weighted average interest rate	3.6%	—	—	—	—	—	3.6%
(1) Fixed Rate Debt includes our 5.875% Senior Notes due 2023. As discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements, these will be redeemed on October 31, 2022 and is presented in the table above with a 2022 expected maturity date.
(2)Represents the coupon rate of interest on the full principal amount of the debt.
(3) Based upon the amount of variable rate debt outstanding at September 30, 2022, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022.  Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 13 - Commitments and Contingencies under “Legal Proceedings” in the Notes to the unaudited Condensed Consolidated Financial Statements included in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended September 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1 to July 31, 2022	—	$—	—	$425,000
August 1 to August 31, 2022	1,176,756	27.26	1,176,756	392,925
September 1 to September 30, 2022	3,036,500	24.02	3,036,500	320,001
Total	4,213,256		4,213,256

On May 31, 2022, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of the Company's Common Stock through December 31, 2023. Repurchases of the Company's Common Stock under the new program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021).

10.1*†	Amendment to Amended and Restated Employment Agreement, dated July 26, 2022, between Taylor Morrison, Inc. and Sheryl D. Palmer.

10.2*†	Amendment to Amended and Restated Employment Agreement, dated July 26, 2022, between Taylor Morrison, Inc. and Louis Steffens.

10.3*†	Amendment to Amended and Restated Employment Agreement, dated July 26, 2022, between Taylor Morrison, Inc. and Darrell C. Sherman.

10.4
Additional Facilities Assumption Agreement, dated as of September 9, 2022, by and among the Borrower, Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the subsidiaries of the Borrower party thereto as guarantors, the lenders party thereto, the issuing banks party thereto and Citibank, N.A., as issuing bank and administrative agent (incorporated herein by reference to Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on September 13, 2022).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (and contained in Exhibit 101).
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	October 26, 2022
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Louis Steffens
Louis Steffens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)