Form 10-K
period 2022-12-31
Taylor Morrison Home Corp
filed 2023-02-22
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter was $2,617,578,029, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the issuer’s common stock, as of February 22, 2023:

Class	Outstanding
Common Stock, $0.00001 par value	108,298,630
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

PART I	4	Item 1.	Business
	14	Item 1A.	Risk Factors
	29	Item 1B.	Unresolved Staff Comments
	29	Item 2.	Properties
	29	Item 3.	Legal Proceedings
	29	Item 4.	Mine Safety Disclosures

PART II	31	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	32	Item 6.	[Reserved]
	33	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	51	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	53	Item 8.	Financial Statements and Supplementary Data
	89	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	89	Item 9A.	Controls and Procedures
	90	Item 9B.	Other Information
	90	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III	93	Item 10.	Directors, Executive Officers and Corporate Governance
	93	Item 11.	Executive Compensation
	93	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	93	Item 13.	Certain Relationships and Related Transactions, and Director Independence
	94	Item 14.	Principal Accountant Fees and Services

PART IV	96	Item 15.	Exhibits and Financial Statement Schedules
	99	Item 16.	Form 10-K Summary
	100	Signatures
i

Available Information

Information about our company and communities is provided on our website at www.taylormorrison.com (the “Taylor Morrison website”). From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted and accessible on our website. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the “E-mail Alerts” section of the “Investor Relations” page on our website. The information contained on or accessible through the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “ESG-Governance Documents.” To the extent required by the SEC's rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

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

Summary of Material Risks

As you read this Annual Report and other reports or public statements, you should understand that statements made herein are not guarantees of performance or results. They are subject to known and unknown risks, uncertainties and assumptions including those described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report. Although we believe that our forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•changes in general and local economic conditions;	•our ability to use deferred tax assets;
•slowdowns or severe downturns in the housing market;	•our concentration of significant operations in certain geographic areas;
•increases in interest rates or government fees;	•risks associated with our unconsolidated joint venture arrangements;
•increases in taxes;	•information technology failures and data security breaches;
•homebuyers’ ability to obtain suitable financing;	•costs to engage in and the success of future growth or expansion of our operations or acquisitions or disposals of businesses;
•shortages in, disruptions of and cost of labor;	•damages associated with any major health and safety incident;

•higher cancellation rates of existing home sales contracts;	•our ownership, leasing or occupation of land and the use of hazardous materials, and any related liabilities;
•raw materials and building supply shortages and price fluctuations;	•negative publicity or poor relations with the residents of our communities;
•inflation or deflation;	•new or changing government regulations and legal challenges;
•COVID-19 impacts;	•our compliance with environmental laws and regulations regarding climate change;
•competition in our industries;	•existing or future litigation, arbitration or other claims;
•any increase in unemployment or underemployment;	•utility and resource shortages or rate fluctuations;
•the seasonality of our business;	•our ability to sell mortgages we originate and claims on mortgages sold to third parties;
•the physical impacts of climate change and the increased focus by third-parties on sustainability issues;	•governmental regulation applicable to our financial services and title services business;
•our ability to obtain additional performance, payment and completion surety bonds and letters of credit;	•the loss of any of our important commercial lender relationships;
•significant home warranty and construction defect claims;	•constriction of the capital markets;
•our reliance on subcontractors;	•risks related to our substantial debt and the agreements governing such debt, including restrictive covenants contained in such agreements;
•failure to manage land acquisitions, inventory and development and construction processes;	•the planned discontinuation of LIBOR and its impact on our borrowing costs
•availability of land and lots at competitive prices;	•provisions in our charter, bylaws and Delaware Law that may delay or prevent an acquisition by a third party; and
•decreases in the market value of our land inventory;	•provision in our charter that provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders.

Part I
	4	Item 1.	Business
	14	Item 1A.	Risk Factors
	29	Item 1B.	Unresolved Staff Comments
	29	Item 2.	Properties
	29	Item 3.	Legal Proceedings
	29	Item 4.	Mine Safety Disclosures

ITEM 1. BUSINESS

General Overview

Taylor Morrison Home Corporation (“TMHC”) is a leading national land developer and homebuilder in the United States and has been named America's Most Trusted Homebuilder® for eight consecutive years (awarded by Lifestory Research). We have expanded our market footprint and product positioning in recent years through our acquisitions and smart organic growth and serve a broad range of consumers in the entry-level, first-and-second move-up and resort lifestyle segments across the country. We are also a land developer, with a portfolio of lifestyle and master-planned communities with single and multi-family detached and attached homes. With each of our consumer groups demanding varying levels of home specification and affordability considerations, we have a dynamic and flexible operating strategy and product offering that allows us to best serve each of these segments and respond quickly to changing market conditions, community by community to maximize our financial performance.

We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also leverage our core homebuilding and land development expertise in alternative ways by operating the following strategic real estate related businesses:
•We provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).
•We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. We serve as a land acquirer, developer, and homebuilder in addition to leasing and management functions.
•Through a wholly-owned subsidiary, we also develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name.

2022 Highlights

$1.0 billion in net income	$9.06 in diluted earnings per share
Home closings gross margin over 25%	SG&A as a % of home closings revenue of 8.2%
America’s Most Trusted® Home Builder by Lifestory Research - eight consecutive years	Bloomberg’s Gender-Equality Index distinction - five consecutive years
Wall Street Journal’s Best-Managed Companies list - two consecutive years	We are ranked on the Fortune 500 List

Financial and operational highlights for the year ended December 31, 2022:
(Percentages as compared to the year ended December 31, 2021.)

Our business is organized into multiple homebuilding operating components and a financial services component. Our homebuilding operating components are presented below. Our financial services component consists of Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services.

Business Strategy and Operations

Our short and long-term priorities and strategies include the following:

Short-term priorities
•process and product optimization to promote operational effectiveness;
•strategic land initiatives to mitigate risk and enhance capital efficiency;
•product innovation and standardization to drive operating efficiencies and cost reduction;
•balancing sales pace and price on a community-by-community basis to maintain reasonable sales volume;
•managing our inventory of homes under construction and our pace of new construction starts;
•continuing to enhance the customer experience; and

•further scaling our Build-to-Rent operations to meet the need of rental households.

Long-term strategies
•opportunistic land acquisition of prime assets in core locations;
•building distinctive communities driven by consumer preferences;
•innovative digital marketing capabilities;
•maintaining a cost-efficient operating structure and culture; and
•disciplined capital allocation with a focus on strong liquidity and balance sheet stewardship.

To support our business strategies, we maintain a balanced capital allocation approach designed to maximize long-term shareholder value. We operate our business to capitalize on market dynamics while mitigating risks from economic downturns as we recognize the cyclical nature of the housing industry. This capital allocation strategy is built on the following pillars:
•reinvest in core homebuilding operations;
•seek additional growth opportunities through mergers, acquisitions, other land investment and joint venture strategies;
•optimize debt leverage;
•reinvest in ancillary business opportunities within the industry; and
•repurchase of our common stock.

Land and Development Strategies
Prudent and disciplined acquisition of land in core locations and thoughtful community development have always been pillars of our long-term strategy. We pride ourselves on our responsible land stewardship. While we focus on investing in land in desirable locations in prime submarkets that appeal to our targeted consumer groups, we also seek to preserve natural habitats. Our proposed sites undergo project feasibility studies to assess the acquisition against regulatory, market, environmental, social, and other risks and requirements. Considerations include accessibility to utilities, suspected threatened or endangered wildlife, significant or unusual noise levels, proper drainage infrastructure, and storm water pollution prevention.

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

In order to maximize our risk-adjusted return, the allocation of capital for land investment is performed as part of a centralized process with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior executives meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Strategic decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team.

Consistent with our focus on capital-efficient growth, we have successfully increased the percentage of our total homebuilding lots controlled via options and other off-balance sheet arrangements to 41% at December 31, 2022 from 38% at December 31, 2021. These arrangements include seller financing, joint ventures and land banking opportunities. We evaluate each land acquisition for the optimal financing arrangement based on projected cost of capital, duration and expected returns in order to secure prime assets, minimize risk and maximize returns.

As a party to various land banking arrangements, we acquire land in staged takedowns, which limits risk and retains cash. These third-party entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. Such lots are included in our controlled lots for the year ended December 31, 2022.

As of December 31, 2022 and 2021, the allocation of lots held in our land portfolio, by year acquired, was as follows:

Allocation of Lots in Land Portfolio, by Year Acquired	As of December 31, 2022	As of December 31, 2021
Acquired in 2022	16%	—%
Acquired in 2021	26%	25%
Acquired in 2020	12%	30%
Acquired in 2019	19%	13%
Acquired in 2018 and prior	27%	32%
Total	100%	100%

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

Supply Chain
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

Build-To-Rent
We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. Taylor Morrison serves as a land acquirer, developer, and homebuilder in addition to lease-up oversight in conjunction with professional third-party onsite property management. Yardly is a brand of transformative communities built by Taylor Morrison that elevates traditional apartment living through a thoughtful blend of form and function. Attractive floor plans, smart home technology, and a focus on pets with built-in backyards allows for improved wellness and flexible living for residents. Differentiators from most traditional apartments include ground-floor living, limited to no wall-sharing to reduce noise, and a doggy door included in every home for nonstop come-and-go pet access to a private backyard.

We source projects in multiple markets including Austin, Charlotte, Dallas, Houston, Jacksonville, Orlando, Phoenix, Raleigh, Tampa, and Sarasota. We completed the lease-up process for our initial community in 2022 with a culminating sale of the asset in the fourth quarter of 2022. Additional communities across multiple states are expected to begin leasing in 2023 with ongoing evaluation of hold or exit investment strategies.

Sales and Marketing
We are committed to continuously enhancing our customer experience, including how we target and attract our consumers. Our marketing program utilizes a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient, and cost-effective manner.

Our goal is to identify the preferences of our customers and demographic groups and offer them innovative, well-designed homes that are efficient and profitable to build. We strive to maintain product and price level differentiation through continual market and customer research. We also use key indicators of market-specific supply and demand characteristics to determine the preferences of our customer base and to perform an optimal matching of consumer groups, product and community design, and community location.

The central element of our marketing platform is our web presence at www.taylormorrison.com (none of the information on or accessible through this website is a part of this Annual Report) and our digital reservation system. In 2022, we used consumer feedback to refine and improve our website and interactive, experiential, and highly tailored home reservation system. Our full suite of online shopping products includes: 1) a state-of-the-art customized chatbot to help provide information, engage the shopper, and capture the lead; 2) online self-service appointments to help customers schedule an appointment with ease and convenience; 3) self-guided tours to enable customers to tour our homes privately, safely, and outside of normal business hours; and 4) online home reservations, which allow shoppers to get an initial price and reserve their desired home configuration digitally. Depending on the location, this online configuration feature can vary from only floor plan and exterior selections up to a full configuration with the inclusion of structural options and interior selections.

Shoppers can seamlessly continue their shopping experience by visiting one of our spec and/or model homes via a self-guided, in-person tour. These tools have proved to be instrumental to our online/virtual sales success. Customers may also use the website to make inquiries and receive a prompt response from one of our internet home consultants. The website is fully integrated with our customer relationship management ("CRM") and lead scoring system. By analyzing the content of the CRM, we focus our lead generation programs to deliver high-quality sales leads. With these leads, we are better able to increase sales conversion rates and lower marketing costs. In 2022 we upgraded our CRM to take advantage of new automated personalization features, optimizing our email engagement program which results in targeted messaging. We are using dynamic customer insights to adapt our strategy and optimize the impact of each interaction, resulting in a better customer experience and direct sales. We believe the digital marketing strategy, which is continually reviewed and refined, provides a high return on our investment. We further believe that the synergies and enhanced performance realized from our internet sales program have positioned us to move to the next phase of our online sales strategy, integrating our suite of online sales tools and resources, allowing us to offer our customers a complete online sales solution.

We selectively utilize traditional advertising such as print, directional marketing, newspapers, billboards, and radio at the local level. We also directly notify local real estate agents and firms of new community openings in order to benefit from existing real estate agent/broker channels in each market. Pricing for our homes is evaluated weekly based on an analysis of market conditions, competitive environment, and supply and demand characteristics. Furthermore, in the latter half of 2022 we also began offering pricing incentives and discounts, including interest rate locks, to drive new sales in response to challenging market dynamics.

We use furnished model homes as a marketing tool to demonstrate the advantages of our homes' designs, features and functionality, and to enhance the visitor experience. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes within each active-selling community. As of December 31, 2022 we had 216 model homes compared to 197 as of December 31, 2021. Our national model home program standard, known as Portrait, is aligned with a select group of design firms. The design firms follow our Taylor Morrison standards to create an integrated marketing program and a model home storefront that conveys the customer preferences we have identified. Our Canvas program includes curated design collections, which are created based on consumer preference, take rate analytics, and product procurement availability. This standardized approach not only allows us to create more predictable results, but also time synergies, cost benefits, and support of our digital online sales strategy. We also use our Canvas program in our spec homes. During 2022 we shifted our strategy for spec homes by releasing them further along in the build cycle which allowed for us to manage supply chain and labor constraints as well as maximize margins. As of December 31, 2022 and 2021 we had 2,288 and 2,028 spec homes in inventory. From a sales operations perspective, our focus on business simplification and standardization was paramount in 2022 and we intend to continue these efforts in 2023. Operational efficiencies have included standardized processes, disciplined strategic activities, and execution of national programs.

Our homes are sold by commissioned team members who work from sales offices generally located within our model homes. Our goal is to ensure our sales force has extensive knowledge of the homes, including our energy-efficient features, sales strategies, mortgage options, and community dynamics. To achieve this goal, we have ongoing training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options, sales techniques, and geographic competition. Our sales team members are licensed real estate agents, where required by law, and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, and landscaping or interior upgrades. The use, types, and amount of incentives depend largely on existing economic and local competitive market conditions. The consumer demand for online sales tools and the evolution of digital home buying experiences has created opportunities to evolve our internal and external commission programs.

Competition
We operate in a very competitive environment with competition from a number of other homebuilders in each of our markets. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, and local realtor and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market.

In order to maximize our sales volumes, profitability, and product strategy, we strive to understand our competition and their pricing, product and sales volume strategies, and results. Competition among residential homebuilders of all sizes is based on several interrelated factors, including location, reputation, amenities, floor plans, design, quality, and price. We believe that we compare favorably to other homebuilders in the markets in which we operate.

Seasonality

Our business is seasonal. We have historically experienced, and expect to continue to experience, variability in our results on a quarterly basis. We may have a varying amount of homes under construction, home closings, revenues and operating income from quarter to quarter. Our results may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include, but are not limited to:

•the timing of the introduction and start of construction of new projects;	•mix of homes closed;
•the timing of sales;	•construction timetables;
•the timing of closings of homes, lots and parcels;	•the cost and availability of materials and labor; and
•the timing of receipt of regulatory approvals for development and construction;	•weather conditions in the markets in which we build.
•the condition of the real estate market and general economic conditions in the areas in which we operate;

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality of our business, a summary of the quarterly financial data follows:

	Three Months Ended,
	2022				2021
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	32%	27%	22%	19%	31%	24%	23%	22%
Home closings revenue	21%	24%	25%	30%	19%	23%	25%	33%
Income before income taxes	17%	28%	29%	26%	15%	19%	26%	40%
Net income	17%	28%	29%	26%	15%	19%	25%	41%

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

TMHF operates as an independent mortgage banker and conducts its business as a Federal Housing Administration (“FHA”) Full Eagle lender. TMHF funds mortgage loans utilizing warehouse credit facilities. Revenue is earned through origination and processing fees combined with service release premiums earned in the secondary market once the loans are sold to investors. Typically, loans are sold and servicing is released within 15-20 business days.

TMHF competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions. TMHF utilizes a multi-investor correspondent platform which gives us increased flexibility when placing loans with investors. TMHF has continued to expand and strengthen our correspondent relationships. This has created stability and consistency in our origination process and delivery.

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

Regulation, Environmental, Health and Safety Matters

Regulatory
We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation requiring the dedication of land as natural space. In addition, we are subject to various licensing, registration, filing, and reporting requirements in connection with the construction, advertisement and sale of homes in our communities.

In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market sales prices. In addition, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the builder construct certain improvements to public places such as parks and streets, or fund schools.

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

ENVIRONMENTAL LAWS	We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (collectively, “environmental laws”). For example, environmental laws may affect: how we manage stormwater runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. The particular environmental laws that apply to any given community vary greatly according to the location and environmental characteristics of the site and its present and former uses. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocation, and other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other losses.
EVALUATION	We manage compliance with environmental laws at the division level with assistance from the corporate and regional legal departments. As part of the land acquisition due diligence process, we utilize environmental assessments to identify environmental conditions that may exist on potential acquisition properties. To date, environmental site assessments conducted at our properties have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, liquidity or results of operations, nor are we aware of any material environmental liability or concerns.
COMMUNITY	In addition, we believe we have the responsibility of creating communities and neighborhoods which will have long-lasting, positive impacts on their environments and the people who live in them. As such, we are committed to integrating sustainable values into all aspects of our business. This commitment to sustainability, our communities and our team is highlighted in our latest Environmental, Social and Governance (ESG) Report available on our website. Our ESG report is not considered part of this Annual Report.
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

Information Technology
We have a centralized information technology organization with its core team located at our corporate headquarters in Scottsdale, Arizona, augmented with field support technicians in key locations across the U.S. Our approach to information technology is to continuously simplify our information technology platform and consolidate and standardize applications. We believe a common application platform enables the sharing of ideas and rapid implementation of process improvements and best practices across the entire company. Our back-office operations use a fully integrated, industry recognized enterprise resource planning package. Marketing and field sales utilize a leading CRM solution that tracks leads and prospects from all sources and manages the customer communication process from lead creation through the buying process and beyond the post-

warranty period. Field operations teams collaborate with our supply chain management to schedule and manage development and construction projects with a set of standard and widely used homebuilding industry solutions.

Intellectual Property
We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on our recognized homebuilding heritage while emphasizing a customer-centric focus.

Human Capital
As of December 31, 2022 (figures presented are approximate)
OF THOSE HIRED

3,000
Full-time equivalent employees

As of December 31, 2022, none of our employees were covered by collective bargaining agreements. We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for some architectural, engineering, advertising and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.

The people who work for our company are our most valuable resources and are critical to our continued success and execution of our strategies. Our People Services team focuses on attracting, promoting and retaining qualified employees with the expertise needed to manage and support our operations. Our top division and regional leaders average over eight years of tenure with us. In addition, our executive leadership who are responsible for setting our overall strategy average approximately 16 years with us, and many of them have worked their entire careers in the homebuilding industry.

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

We believe in recognizing and promoting future leaders from within our organization and making diversity, equity, and inclusion (“DEI”) an ongoing important priority. We provide courses which focus on adherence to company policies on DEI, and our leadership team hosts town hall meetings within the organization to ensure employees have a voice and are aware and committed to DEI. In addition, we have established subcommittees consisting of diverse team members who meet quarterly to help inform our National DEI Committee's agenda, as well as our overall DEI strategy. Our leadership team is committed to creating a collaborative and inclusive work environment and continues to develop initiatives, policies and procedures to foster greater DEI. See below for highlights and key developments relating to our workforce.

Our Workforce
As of December 31, 2022

Key Development
The Company has and will continue to demonstrate that there is an open door and a path to leadership for all team members at any level of our company. Accordingly, we are proud to have been included for the fifth consecutive year as one of only 418 companies, and the only U.S. homebuilder, on the 2023 Bloomberg Gender-Equality Index (GEI), fostering greater transparency and an inclusive work environment in a traditionally male-dominated industry.

ITEM 1A. RISK FACTORS
Risks related to our industry, business and economic conditions

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions, and other events and conditions that are outside of our control, including:

•increases in short- and long-term interest rates;
•high inflation;
•supply-chains and the cost or availability of building materials;
•the availability of subcontractors, vendors or other third parties;
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
•civil unrest, acts of terrorism, other acts of violence, threats to national security, escalating global trade tensions, the adoption of trade restrictions, or a public health issue such as COVID-19 or other major epidemic or pandemic;
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

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate, which effects may be magnified where we have significant operations. Additionally, governmental action and legislation related to economic stimulus, taxation, tariffs, spending levels and borrowing limits, interest rates, immigration, as well as political debate, conflicts and compromises related to such actions, may negatively impact the financial markets and consumer confidence and spending, which could adversely impact the U.S. economy and the housing market. Any deterioration or significant uncertainty in economic or political conditions could have a material adverse effect on our business.

These adverse changes in economic and other conditions can cause mortgage rates to rise, demand and prices for our homes to diminish or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many customers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our customers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

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

Increases in interest rates or government fees could prevent potential customers from buying our homes and adversely affect our business or financial results.

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
Interest rates had been at historic lows for the last several years, which had made the homes we sell more affordable. During 2020 and 2021, the Federal Reserve took several steps to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. However, in 2022, in light of increasing inflation, the Federal Reserve increased interest rates seven times, which has caused buyer apprehension and affordability concerns, resulting in an increase in cancellations and a negative impact on our net sales orders in 2022. Rising interest rates also negatively impact demand for mortgage financing, which may result in lower home mortgage originations for our TMHF business. In February 2023, the Federal Reserve announced their eighth interest rate increase in a year and has indicated that it expects continued increases in interest rates. Any such additional increases could negatively affect mortgage rates, real estate property values, sales orders and increase cancellations which could adversely affect our business.

Tax increases and changes in tax rules may adversely affect our financial results.

We are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. For example, if federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish interest in buying a home. Additionally, increases in property tax rates by local governmental authorities can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes. Fees imposed on developers to fund schools, open spaces, road improvements and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether or not to make a new home purchase, potentially reducing our customer base and reducing sales revenue.

Recently, the Biden administration has announced, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA will become effective beginning in fiscal 2023. While we do not believe the IRA will have a material negative impact on our business, the effects of the measures are unknown at this time.

If homebuyers are not able to obtain suitable financing, our sales may decline.

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit may fluctuate due to various factors, including regulatory changes, that may cause a more conservative risk tolerance by lenders resulting in increased levels of scrutiny of a borrower’s ability to repay. This includes those mortgages meeting the requirements of the Qualified Mortgage Definition under the Truth-In-Lending Act (Regulation Z). Investors are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers or our existing customers’ ability to resell their homes. While we typically do not write contracts to purchase contingent upon a customer’s sale of their existing home, our sales contracts do include a financing contingency that permits the customer to terminate their contract in the event they have applied for financing with the builder's approved lender in accordance with the terms of the purchase agreement and are unable to qualify.

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

Labor shortages can be further exacerbated as demand for housing increases. Any of these circumstances could give rise to delays and increased costs developing one or more of our communities and building homes. In addition, the vast majority of our work carried out on site is performed by subcontractors. In the past, reduced levels of homebuilding in the United States has led to some skilled tradesmen leaving the industry to take jobs in other sectors. For example, during 2021 and 2022 we experienced numerous, generally widespread, supply chain disruptions, including labor shortages. If subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which would also lead to reduced levels of customer satisfaction and increased home warranty and construction defect claims. Further, the cost of labor may also be adversely affected by inflation and changes in immigration laws and trends in labor migration. We may not be able to recover increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

Higher cancellation rates of existing agreements of sale may have an adverse effect on our business.

Our backlog represents sales contracts with our homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for each home reflected in our backlog and, generally, we have the right, subject to certain exceptions, to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, including as a result of the homebuyer’s inability to sell his or her current home or the homebuyer’s inability to make additional deposits required prior to the closing date. In some situations, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit.

If, for example, prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes, current homeowners find it difficult to sell their current homes, homebuyers are concerned about rising inflation, or there is a downturn in local or regional economies or in the national economy, homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages. For example, following strong demand for housing nationwide from the second half of 2020 through the first quarter of 2022, multiple increases in mortgage interest rates beginning in March 2022 have caused buyer apprehension and affordability concerns, which have resulted in an increase in cancellations during the second half of 2022. For the year ended December 31, 2022, our cancellation rate was 13.5%, compared to 6.5% for the year ended December 31, 2021.

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

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. During 2021 and 2022, we experienced numerous continuing, generally widespread, supply chain disruptions, including labor shortages. These shortages and interruptions resulted in significant cost inflation and negatively impacted the timing of our closings and the pace of our sales as we intentionally metered sales to better manage these supply chain disruptions and challenges. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages and related cost increases. We may also face increased future home warranty and construction defect claims associated with substitute products or materials used in some instances to address supply shortages in certain served markets or communities. See – “Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can lead to significant costs for us” below. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events, catastrophic storms, other severe weather or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. Additionally, pricing for raw materials may be affected by various other national, regional and local economic and political factors. For example, in recent years the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies may in the future have significant impacts on the cost to construct our homes, including by causing disruptions or shortages in our supply chain and/or negatively impacting the U.S. regional or local economies.

We are particularly exposed to rapid increases in construction costs for those homes that are in our backlog because we are generally unable to pass increases in such costs on to our customers who have already entered into purchase contracts.

Inflation or deflation could adversely affect our business and financial results.

Inflation can adversely affect us by increasing costs of land, materials and labor, which we have experienced in fiscal year 2022. In addition, as discussed above, inflation is often accompanied by higher interest rates, which historically has had a negative impact on housing demand, as well as increasing the interest rates we may need to pay for our own capital financing. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. An oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any price increase difficult or impossible. Efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.
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

COVID-19 could adversely affect our business, operating results, cash flows and financial conditions to an extent that is difficult to predict.

The impact of COVID-19 has rapidly evolved around the globe, with many countries, at various times, taking meaningful measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. While restrictions have eased and the global economy has largely re-opened, many medical and public health experts believe that COVID-19 could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of periods of increased restrictions on business operations. COVID-19 has adversely impacted global commercial activity and has contributed to significant economic, financial, and other disruptions.

In 2021 and 2022, the global economy, with certain setbacks, begun reopening, and wider distribution of vaccines has encouraged greater economic activity. However, the longer-term macro-economic effects of COVID-19 continue to impact the homebuilding industry and the financial turmoil and other changes associated with COVID-19 may have lasting eﬀects on our business and operations. In addition, COVID-19, along with other geo-political and economic factors, continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures.

The extent to which COVID-19 will affect our business, financial condition, results of operations, liquidity and prospects in the future remains uncertain and will depend on future developments, including the duration and intensity of COVID-19, the emergence of new variants of the virus, the acceptance of vaccines, and government measures to mitigate COVID-19, all of which are uncertain and difficult to predict.

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

According to the U.S. Bureau of Labor Statistics (“BLS”), the U.S. unemployment rate was 3.5% as of December 2022, and the labor force participation rate was 62.3% which is 1.1 percentage points lower than in February 2020. While the drop in unemployment rate is an encouraging sign, the labor force participation statistics potentially reflect the continuing impact of COVID-19 as some workers leave the labor force entirely. In addition, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments or qualifying for new mortgage financing. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

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

Unusual weather events as well as the increased focus by investors and other stakeholders on sustainability issues, could increase our costs, damage our reputation and/or otherwise adversely impact our operations or stock price.

Some of our business is in areas that are particularly vulnerable to unusual weather events, such as from the increased frequency and severity of storms, flooding, sustained rainfall, wildfires, and drought. For example, in 2022, hurricanes in Florida and in 2021 winter storms and unseasonably cold weather in Texas, left millions in the state without electricity and significantly impacted utility prices in the area. Such severe weather events can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and increase transportation delays further increasing stress on our supply chain and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. Furthermore, if our insurance does not fully cover our costs and other losses from these events, including those arising out of related business interruptions, our earnings, liquidity, or capital resources could be adversely affected.

Additionally, increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, monitor and report. These factors may alter the environment in which we do business and may increase our ongoing costs of compliance and adversely impact our results of operations, cash flows, and stock price. If we are unable to adequately address such ESG matters or we or our subcontractors fail to comply with all related laws, regulations, policies and expectations, it could negatively impact our reputation, our business results, and the price of our common stock.

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

We maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our warranty reserves and insurance coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor's indemnity and warranty arrangements and our reserves together will be adequate to address all of our warranty and construction defect claims in the future. We record changes in estimates to pre-existing reserves as needed. The reserve estimate is based on assumptions, including but not limited to, the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.

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

In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Further, if we were required to record a significant inventory impairment, it could negatively affect our reported earnings and negatively impact the market perception of our business.

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

We have investments in and commitments to certain unconsolidated joint ventures with related and unrelated strategic partners generally involved in real estate development, homebuilding, Build-to-Rent, and/or mortgage lending activities. For example, in April 2022, we established a joint venture with Värde Partners (“Värde”), a leading global alternative investment firm, to develop rental properties as a part of our Build-To-Rent program. The venture includes $850 million in equity commitments, funded 60 percent by Värde and 40 percent by the Company. The venture provides Värde with the exclusive opportunity to invest in the acquisition and development of Build-To-Rent projects identified by the Company that meet the venture's investment guidelines.

To finance our joint ventures, our unconsolidated joint ventures often obtain loans from third-party lenders that are secured by the unconsolidated joint venture’s assets. To the extent any of our joint ventures default on obligations secured by the assets of such joint venture, the assets could be forfeited to third-party lenders.

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

Additionally, state governments, most notably California, Nevada, and Colorado, have enacted or enhanced their data privacy regulations, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as such risks become increasingly complex or if new or changing requirements are enacted, and ultimately based on how individuals choose to exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which became effective as of January 1, 2023 and has increased data privacy requirements for our business. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.

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
•difficulties in the implementation of uniform standards, controls, procedures and policies; and
•impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives.

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

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing the discharge of pollutants to water and air, storm water run-off, the presence of and exposure to asbestos, the handling of hazardous materials and the cleanup of contaminated structures and properties. Further, some environmental laws (including many addressing releases of hazardous substances) impose strict liability, which means that we may be held liable for environmental conditions on property we own, or previously owned, which we did not create or know about, or which resulted from conduct that was lawful. Contamination or other environmental conditions at or in the vicinity of our developments could also result in claims against us for personal injury, property damage or other losses. Such liabilities, and the costs of defending against such claims, may be substantial, and insurance coverage may be limited or non-existent. The presence of such substances at or in the vicinity of our properties, or the failure to remediate such substances properly, may also adversely affect our ability to sell the affected land or to borrow using it as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use.

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

The approval of numerous governmental authorities must be obtained in connection with our development and construction activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that a property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, subcontracting, sales and similar matters apply to and/or affect the housing industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the builder construct certain improvements to public places such as parks and streets, or fund schools.

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

We are subject to various environmental laws and regulations, which may affect aspects of our operations such as how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination.

Developers and homebuilders may become subject to more stringent requirements under such laws. In addition, some of these requirements that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time. For example, regulations governing wetlands permitting under the federal Clean Water Act have been the subject of extensive rulemakings for many years, resulting in several major joint rulemakings by the EPA and the U.S. Army Corps of Engineers that have expanded and contracted the scope of wetlands subject to regulation; and such rulemakings have been the subject of many legal challenges, some of which remain pending. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these rulemakings regarding wetlands, or any other environmental requirements that may take effect may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate or restore habitat, permit revocations and other sanctions.

In addition, there is a growing concern from advocacy groups and the general public that the emission of greenhouse gases and other human activities are causing significant changes in weather patterns and temperatures and the frequency and severity of weather events and natural disasters. There is a variety of legislation and other regulation being implemented or considered, at the federal, state and local level relating to energy and climate change. This legislation and these regulations involve matters including carbon dioxide emissions control and building codes that impose energy efficiency standards, as well as standards to improve the resiliency of buildings to climate-related impacts such as flooding, storm surges, severe winds, wildfires and other extreme weather-related stress on buildings. Such requirements could significantly increase our cost to construct homes. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could also have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations. Furthermore, some of our homes and land development projects may be in locations that are susceptible to the physical impacts of climate change, and we may experience losses that are not adequately covered by insurance in the event of an adverse event, or may not be able to find buyers for homes and developments in locations perceived as vulnerable to the physical impacts of climate change.

We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.

We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution, the related timing or the amount of any eventual loss. To the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. Unfavorable litigation, arbitration or claims could also generate negative publicity in various media outlets that could be detrimental to our reputation.

Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.

Several of the markets in which we operate have historically been subject to utility and resource shortages, including significant changes to the availability and cost of electricity and water. Shortages of utility resources and natural resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments and have other adverse implications.

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

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. More recently, in response to COVID-19, federal agencies, state governments and private lenders are proactively providing relief to borrowers in the housing market by, subject to conditions, suspending home foreclosures and granting payment forbearance, among other things. These relief measures are temporary, but these changes and others could become incorporated into the current regulatory framework. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

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

We have a substantial amount of debt. As of December 31, 2022, the total principal amount of our debt (including $306.1 million of indebtedness of TMHF) was $2.5 billion. Our substantial debt could have important consequences for the holders of our Common Stock, including:

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

The agreement governing our new Revolving Credit Facility contains certain “springing” financial covenants that, if triggered, require Taylor Morrison Home III Corporation, a Delaware corporation and our indirect wholly owned subsidiary, and its subsidiaries to comply with a maximum debt to capitalization ratio and a minimum consolidated tangible net worth test.

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

The planned discontinuation of LIBOR could affect our borrowing costs.
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

Our charter provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and our stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by stockholders as more favorable for disputes with us or our directors, officers or other employees.

Our charter provides to the fullest extent permitted by law that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, as amended from time to time, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in our charter will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act or the respective rules and regulations promulgated thereunder.

Any of the above risks could have a material adverse effect on your investment in our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2022, the lease on this facility covered a space of approximately 25,000 square feet and expires in December 2027. We have approximately 44 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1 — Business — Business Strategy — Land and Development Strategies and Note 4 - Real Estate Inventory and Land Deposits in the Notes to the Consolidated Financial Statements included in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this item can be found under Note 14 - Commitments and Contingencies — Legal Proceedings in the Notes to the Consolidated Financial Statements included in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II
	31	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	32	Item 6.	[Reserved]
	33	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	51	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	53	Item 8.	Financial Statements and Supplementary Data
	89	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	89	Item 9A.	Controls and Procedures
	90	Item 9B.	Other Information
	90	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its Common Stock on the New York Stock Exchange (NYSE) under the symbol “TMHC”. On February 22, 2023, the Company had 552 holders of record of our Common Stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our Common Stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2017, in the Common Stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Among TMHC, the S&P 500 and the S&P Homebuilding Index from December 31, 2017 to December 31, 2022

260
240
220
200
180
160
140
120
100
80
60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
TMHC
S&P 500
S&P Homebuilding

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
TMHC	$100.00	$64.98	$89.33	$104.82	$142.87	$124.03
S&P 500	100.00	93.76	120.84	140.49	178.27	143.61
S&P Homebuilding Index	100.00	73.47	102.82	130.23	193.81	136.29

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

Issuer Purchases of Equity Securities

The Company's stock repurchase program, established on November 5, 2014, allows for repurchases of the Company's Common Stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. Our Board of Directors can increase the amount available for repurchase under the program or extend the program. During the years ended December 31, 2022 and 2021, there were an aggregate of 14,568,364 and 9,918,104 shares of Common Stock repurchased, respectively.

The table below represents our share repurchase activity for the quarter ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in thousands)
October 1 to October 31, 2022	1,228,160	24.72	1,228,160	$289,637
November 1 to November 30, 2022	399,263	26.30	399,263	279,138
December 1 to December 31, 2022	—	—	—	$279,138
Total	1,627,423
(1)On May 31, 2022, we announced that our Board of Directors authorized a $500 million renewal of our stock repurchase program until December 31, 2023. This authorization replaced the Company's prior $250 million repurchase authorization scheduled to expire on June 30, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations across 11 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and 55-plus active lifestyle buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our insurance agency, TMIS. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services and Taylor Morrison Insurance Services

Annual Overview and Business Strategy

We benefit from a well-balanced, diverse mix of our portfolio and operating strategy. Having expanded our market footprint and product positioning in recent years through our acquisitions and smart organic growth, we serve a broad range of consumers. We have a dynamic and flexible operating strategy that allows us to serve our consumers and respond to market conditions, community by community to maximize our financial performance. Since interest rates began rising in early 2022, this flexible but prudent approach has driven important shifts in our pricing strategies, starts volume and land investments as we adapted to the changing market environment to minimize risk and recalibrate affordability.

We adjusted pricing across our portfolio to market conditions to drive sales to turn our inventory while also protecting the value of our backlog. Pricing adjustments were performed in a variety of ways including finance incentives, changes to lot and option premiums, and in some instances base price adjustments. Each community’s mix of adjustments was dependent on its backlog, inventory, duration, competitive dynamics, and consumer group. The success of these strategies was evident in our performance results.

Our balance sheet remained strong for the year ended December 31, 2022, with nearly $1.8 billion in total liquidity. We believe we have a balanced capital allocation approach and continue to allocate capital and manage our land portfolio to acquire assets that have attractive characteristics, including good access to schools, shopping, recreation and transportation facilities. In connection with our overall land inventory management and investment process, our management team reviews these considerations, as well as other financial metrics, in order to decide the highest and best use of our capital.

Factors Affecting Comparability of Results

For the years ended December 31, 2022 and 2020, we recognized $13.9 million of gain on extinguishment of debt and $10.2 million of losses on extinguishment of debt, respectively. For the year ended December 31, 2021, we did not incur a gain or loss on extinguishment of debt.

For the years ended December 31, 2022 and 2020, we recognized $24.9 million and $9.6 million in inventory impairment charges. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations. For the year ended December 31, 2021, no such impairment charges were incurred.

For the year ended December 31, 2022 we recognized $14.7 million of expense relating to the impairment of our investment in one of our unconsolidated joint ventures. This charge was included in Net loss/(income) from unconsolidated entities on the Consolidated Statement of Operations. For the years ended December 31, 2021 and 2020, no such impairment charges were incurred.
For the years ended December 31, 2022, 2021, and 2020, we recognized $33.2 million, $7.6 million, and $13.8 million in pre-acquisition abandonment charges, respectively. These charges are recorded to Other expense, net on the Consolidated Statement of Operations.

For the year ended December 31, 2022, we recognized a gain of $14.5 million related to land transferred to unconsolidated joint ventures. This gain is recorded in Other expense, net on the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, we did not realize such gains.

For the year ended December 31, 2020, we recognized $127.2 million of Transaction Expenses relating to the acquisition of WLH, on the Consolidated Statement of Operations. For the years ended December 31, 2022 and 2021, we did not incur such costs.

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

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

Home and land closings revenue

Under ASC 606, the following steps are applied to determine home closings revenue and land closings revenue recognition: (1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. Our home sales transactions, have one contract, with one performance obligation, with each customer to build and deliver a home (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:

•Revenue from closings of residential real estate is recognized when the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

Amenity and other revenue

We own and operate certain amenities such as golf courses, club houses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced on a monthly basis. Revenue from our golf club operations is also included in amenity and other revenue. Amenity and other revenue also includes revenue from our Urban Form operations and Build-to-Rent operations.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring at fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.

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

Our loss reserves for self-insured claims insured by Beneva are based on factors that include an actuarial study for structural, historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by FHA or VA lenders. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance and warranty reserves are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Investments in Unconsolidated Entities and Variable Interest Entities (VIEs)

We are involved in joint ventures with independent third parties for real estate development, homebuilding and mortgage lending activities. We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For these unconsolidated joint ventures, our share of net earnings or losses is included in Net loss/(income) from unconsolidated entities on the Consolidated Statement of Operations when earned and distributions are credited against our Investment in unconsolidated entities on the Consolidated Balance Sheets when received.

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

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a VIE may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we consolidate the VIE in our Consolidated Financial Statements and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, in the Consolidated Balance Sheets.

Valuation of Deferred Tax Assets

We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. Changes in existing federal and state tax laws and corporate income tax rates could affect future tax results and the realization of deferred tax assets over time.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands, except per share information)	2022	2021	2020
Statements of Operations Data:
Home closings revenue, net	$7,889,371	$7,171,433	$5,863,652
Land closings revenue	81,070	99,444	65,269
Financial services revenue	135,491	164,615	155,827
Amenity and other revenue	118,985	65,773	44,572
Total revenue	$8,224,917	$7,501,265	$6,129,320
Cost of home closings	5,904,458	5,713,905	4,887,757
Cost of land closings	63,644	83,853	64,432
Financial services expenses	83,960	101,848	88,910
Amenity and other expenses	80,489	53,778	44,002
Total cost of revenues	$6,132,551	$5,953,384	$5,085,101
Gross margin	2,092,366	1,547,881	1,044,219
Sales, commissions and other marketing costs	398,074	400,376	377,496
General and administrative expenses	245,138	267,966	194,879
Net loss/(income) from unconsolidated entities	14,184	(11,130)	(11,176)
Interest expense/(income), net	17,674	3,792	(1,606)
Other expense, net	38,497	23,769	23,092
Transaction expenses	—	—	127,170
(Gain)/loss on extinguishment of debt, net	(13,876)	—	10,247
Income before income taxes	$1,392,675	$863,108	$324,117
Income tax provision	336,428	180,741	74,590
Net income before allocation to non-controlling interests	$1,056,247	$682,367	$249,527
Net income attributable to non-controlling interests – joint ventures	(3,447)	(19,341)	(6,088)
Net income available to Taylor Morrison Home Corporation	$1,052,800	$663,026	$243,439
Home closings gross margin	25.2%	20.3%	16.6%
Average sales price per home closed	$624	$524	$468
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.1%	5.6%	6.4%
General and administrative expenses as a percentage of home closings revenue, net	3.1%	3.7%	3.3%
Effective income tax rate	24.2%	20.9%	23.0%
Earnings per common share -
Basic	$9.16	$5.26	$1.90
Diluted	$9.06	$5.18	$1.88

Non-GAAP Measures
In addition to the results reported in accordance with GAAP, we have provided information in this annual report relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin, (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio.

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges and gains on land transfers and extinguishment of debt, net, and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items.

EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, and gains on land transfers and extinguishment of debt, net.

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

Beginning with the fourth quarter of 2022, we are excluding the impact of pre-acquisition abandonment charges and impairment of investments in unconsolidated entities from our calculation of adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, and Adjusted EBITDA, as we believe such adjustments are not characteristic of our ongoing operations and that such presentation is consistent with other companies in the homebuilding industry, thereby facilitating a comparison of our performance with peers. Prior-period measures have been recast to reflect the revised calculation.

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

A reconciliation of adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, adjusted home closings gross margin, EBITDA, Adjusted EBITDA, and ratio of net homebuilding debt to total capitalization to the comparable GAAP measures follows.

Adjusted Net Income and Adjusted Earnings Per Share
	Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Net income available to TMHC	$1,052,800	$663,026
Inventory impairment charges(1)	24,870	—
Impairment of investment in unconsolidated entities(2)	14,714	—
Pre-acquisition abandonment charges(3)	33,240	7,553
Gain on land transfers(3)	(14,508)	—
Gain on extinguishment of debt, net(4)	(13,876)	—
Tax impact due to above non-GAAP reconciling items	(10,654)	(1,795)
Adjusted net income - Basic	$1,086,586	$668,784

Basic weighted average number of shares	114,982	126,077
Adjusted earnings per common share - Basic	$9.45	$5.30

Diluted weighted average number of shares	116,221	128,019
Adjusted earnings per common share - Diluted	$9.35	$5.22
(1)Included in Cost of home closings on the Consolidated Statement of Operations
(2)Included in Net loss/(income) from unconsolidated entities on the Consolidated Statement of Operations
(3)Included in Other expense, net on the Consolidated Statement of Operations
(4)Included in Gain on extinguishment of debt, net on the Consolidated Statement of Operations

Adjusted Income Before Income Taxes and Related Margin
	Year Ended December 31,
(Dollars in thousands)	2022	2021
Income before income taxes	$1,392,675	$863,108
Inventory impairment charges	24,870	—
Impairment of investment in unconsolidated entities	14,714	—
Pre-acquisition abandonment charges	33,240	7,553
Gain on land transfers	(14,508)	—
Gain on extinguishment of debt, net	(13,876)	—
Adjusted income before income taxes	$1,437,115	$870,661

Total revenues	$8,224,917	$7,501,265

Income before income taxes margin	16.9%	11.5%
Adjusted income before income taxes margin	17.5%	11.6%

Adjusted Home Closings Gross Margin
	Year Ended December 31,
(Dollars in thousands)	2022	2021
Home closings revenue	$7,889,371	$7,171,433
Cost of home closings	5,904,458	5,713,905
Home closings gross margin	$1,984,913	$1,457,528
Inventory impairment charges	24,870	—
Adjusted home closings gross margin	$2,009,783	$1,457,528
Home closings gross margin as a percentage of home closings revenue	25.2%	20.3%
Adjusted home closings gross margin as a percentage of home closings revenue	25.5%	20.3%

EBITDA and Adjusted EBITDA Reconciliation
	Twelve Months Ended December 31,
(Dollars in thousands)	2022	2021
Net income before allocation to non-controlling interests	$1,056,247	$682,367
Interest expense, net	17,674	3,792
Amortization of capitalized interest	138,460	149,733
Income tax provision	336,428	180,741
Depreciation and amortization	7,565	8,138
EBITDA	$1,556,374	$1,024,771
Non-cash compensation expense	26,901	19,943
Inventory impairment charges	24,870	—
Impairment of investment in unconsolidated entities	14,714	—
Pre-acquisition abandonment charges	33,240	7,553
Gain on land transfers	(14,508)	—
Gain on extinguishment of debt, net	(13,876)	—
Adjusted EBITDA	$1,627,715	$1,052,267

Total revenues	$8,224,917	$7,501,265
Net income before allocation to non-controlling interests as a percentage of total revenue	12.8%	9.1%
EBITDA as a percentage of total revenues	18.9%	13.7%
Adjusted EBITDA as a percentage of total revenues	19.8%	14.0%

Debt to Capitalization Ratios Reconciliation
	As of December 31,
(Dollars in thousands)	2022	2021
Total debt	$2,483,861	$3,302,124
Plus: unamortized debt issuance cost/(premium), net	10,767	(2,322)
Less: mortgage warehouse borrowings	(306,072)	(413,887)
Total homebuilding debt	$2,188,556	$2,885,915

Total equity	4,646,859	3,970,982
Total capitalization	$6,835,415	$6,856,897

Total homebuilding debt to capitalization ratio	32.0%	42.1%

Total homebuilding debt	$2,188,556	$2,885,915
Less: cash and cash equivalents	$(724,488)	$(832,821)
Net homebuilding debt	$1,464,068	$2,053,094
Total equity	4,646,859	3,970,982
Total capitalization	$6,110,927	$6,024,076

Net homebuilding debt to capitalization ratio	24.0%	34.1%

The following tables and related discussion set forth key operating and financial data for our operations as of and for the fiscal years ended December 31, 2022 and 2021. For similar operating and financial data and discussion of our fiscal 2021 results compared to our fiscal 2020 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 23, 2022, and is incorporated herein by reference.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The results for the years ended December 31, 2022 and 2021 were impacted by various macro economic conditions. From the second half of 2020 through the first quarter of 2022, demand for housing increased nationwide. Subsequently, multiple increases in mortgage interest rates beginning in March 2022 have caused buyer apprehension and affordability concerns, resulting in an increase in cancellations and decline in sales orders. We believe these conditions have impacted us throughout the year, however the multiple increases in interest rates by the Federal Reserve during 2022 impacted our net sales orders and cancellations, for the second half of the year in particular. The overall strong demand for housing in the prior year and earlier part of 2022 allowed us to utilize pricing strategies that mitigated increases in costs. During the second half of 2022, we began offering various incentives, including pricing concessions in certain markets and financing incentives through mortgage rate locks, to secure closings and drive new sales orders. Despite the pricing pressure experienced in the second half of the year, the average sales price for 2022 net sales orders, backlog, and homes closed all increased compared to the prior year. We continue to experience market wide supply chain disruptions, trade labor shortages, and high costs related to materials due to inflationary impacts. These supply chain delays and labor shortages have extended our build cycle times. To combat this, several markets have shifted to a strategy of selling spec homes, which allows the homes to be further along the cycle time before releasing them to be sold. Operational information related to each period is presented below:

Ending Active Selling Communities

	Year Ended December 31,
	2022	2021	Change
East	106	123	(13.8)%
Central	104	102	2.0
West	114	105	8.6
Total	324	330	(1.8)%
Ending active selling communities as of December 31, 2022 decreased by 1.8% when compared to the same period in the prior year. The decrease was primarily attributable to early community close outs resulting from the strong housing demand experienced throughout 2021.

Net Sales Orders

	Year Ended December 31,
(Dollars in thousands )	Net Sales Orders(1)			Sales Value(1)			Average Selling Price
	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	4,128	5,395	(23.5)%	$2,504,696	$2,940,724	(14.8)%	$607	$545	11.4%
Central	2,289	3,800	(39.8)	1,478,528	2,277,842	(35.1)	646	599	7.8
West	3,070	5,215	(41.1)	2,212,999	3,482,557	(36.5)	721	668	7.9
Total	9,487	14,410	(34.2)%	$6,196,223	$8,701,123	(28.8)%	$653	$604	8.1%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

The number of net sales orders decreased by 34.2% for the year ended December 31, 2022, compared to the prior year. The decrease in the number of net sales orders was primarily the result of the change in economic conditions and home buyer apprehensions due to rising mortgage interest rates and inflationary pressures. We experienced sales price appreciation in the first half of 2022. In the second half 2022, we began offering pricing incentives or discounts in certain markets which caused the average selling price to decrease, partially offsetting the price appreciation experienced in the first half of the year, resulting in an overall increase of 8.1% for the year ended December 31, 2022 compared to the prior year.

Sales Order Cancellations

	Year Ended December 31,
	Cancellation Rate (1)
	2022	2021
East	8.5%	5.6%
Central	18.5%	7.2%
West	15.9%	6.9%
Total Company	13.5%	6.5%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate for the year ended December 31, 2022 increased to 13.5% from 6.5%, compared to the prior year. This increase in cancellations is due to increases in mortgage interest rates, buyer apprehension, and other macro economic conditions such as inflation.

Sales Order Backlog

	As of December 31,
(Dollars in thousands)	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	2,583	3,219	(19.8)%	$1,733,062	$1,902,318	(8.9)%	$671	$591	13.5%
Central	1,717	2,787	(38.4)	1,211,493	1,747,834	(30.7)	706	627	12.6
West	1,654	3,108	(46.8)	1,119,432	2,106,984	(46.9)	677	678	(0.1)
Total	5,954	9,114	(34.7)%	$4,063,987	$5,757,136	(29.4)%	$683	$632	8.1%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value decreased by 34.7% and 29.4% at December 31, 2022, respectively, compared to December 31, 2021. The decrease in sold homes in backlog is primarily the result of a decrease in net sales as well as an increase in cancellations. Despite a lower number of sold homes in backlog and total sales value, the average selling price of homes in backlog increased by 8.1% as a result of sales price appreciation from the first half of 2022.

Home Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	Homes Closed			Home Closings Revenue, Net			Average Selling Price
	2022	2021	Change	2022	2021	Change	2022	2021	Change
East	4,764	5,011	(4.9)%	$2,673,951	$2,358,842	13.4%	$561	$471	19.1%
Central	3,359	3,411	(1.5)	2,014,869	1,730,157	16.5	600	507	18.3
West	4,524	5,277	(14.3)	3,200,551	3,082,434	3.8	707	584	21.1
Total	12,647	13,699	(7.7)%	$7,889,371	$7,171,433	10.0%	$624	$524	19.1%

The number of homes closed decreased by 7.7%, while home closings revenue, net increased by 10.0%, for the year ended December 31, 2022, compared to the prior year. The decrease in the number of homes closed is primarily due to an increase in cancellations in the current year period compared to the prior year period. Supply chain disruptions and labor availability elongated our build cycle times which also contributed to the decrease in homes closed for the current year. The increase in home closings revenue, net is a result of sales price appreciation which caused average selling prices to increase by 19.1% for the year ended December 31, 2022.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2022	2021	Change
East	$44,305	$45,080	$(775)
Central	9,861	11,532	(1,671)
West	26,904	42,832	(15,928)
Total	$81,070	$99,444	$(18,374)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land or if we determine certain properties no longer fit our strategic plans. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market conditions and opportunities. The land closings revenue in the East for the year ended December 31, 2022 was due to the sale of certain commercial assets as well as the sale of residential lots in our Florida market. In the prior year, the land closings revenue in the West was due to the sale of certain projects in our Oregon, Washington, and Arizona markets.

Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2022	2021	Change
East	$21,503	$20,026	$1,477
Central	—	—	—
West	1,398	1,355	43
Corporate	96,084	44,392	51,692
Total	$118,985	$65,773	$53,212

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region includes the activity relating to our Build-To-Rent and Urban Form operations. The increase in amenity and other revenue for the year ended December 31, 2022 in Corporate is due to the sale of an asset relating to our Urban Form Operations as well as the sale of a Build-To-Rent project.

Segment Home Closings Gross Margins and Adjusted Gross Margins

The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin on a segment basis (see “Non-GAAP Measures” above for additional information about our use of non-GAAP measures).

	For the Year Ended December 31,
	East		Central		West		Total
(Dollars in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Home closings revenue, net	$2,673,951	$2,358,842	$2,014,869	$1,730,157	$3,200,551	$3,082,434	$7,889,371	$7,171,433
Cost of home closings	1,963,177	1,852,186	1,522,353	1,391,488	2,418,928	2,470,231	5,904,458	5,713,905
Home closings gross margin	$710,774	$506,656	$492,516	$338,669	$781,623	$612,203	$1,984,913	$1,457,528
Inventory impairment charges	—	—	—	—	24,870	—	24,870	—
Adjusted home closings gross margin	$710,774	$506,656	$492,516	$338,669	$806,493	$612,203	$2,009,783	$1,457,528
Home closings gross margin as a percentage of home closings revenue	26.6%	21.5%	24.4%	19.6%	24.4%	19.9%	25.2%	20.3%
Adjusted home closings gross margin as a percentage of home closings revenue	26.6%	21.5%	24.4%	19.6%	25.2%	19.9%	25.5%	20.3%

Home closings gross margin increased 490 basis points to 25.2% for the year ended December 31, 2022, compared to 20.3% in the prior year. The increase is a reflection of operational enhancements, acquisition synergies and pricing power in excess of inflationary cost pressure. Partially offsetting these increases, for the year ended December 31, 2022, certain communities in the West segment were impaired due to the reduced demand for new homes in the second half of 2022, declining margins in affected communities, as well as inflated costs to complete.

Financial Services

The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(In thousands, except the number of loan originations)	2022	2021	Change
Financial services revenue	$96,101	$131,305	(26.8)%
Title services and other revenue	39,390	33,310	18.3%
Total financial services revenue	135,491	164,615	(17.7)%
Financial services net income from unconsolidated entities	5,271	8,644	(39.0)%
Total revenue	140,762	173,259	(18.8)%
Financial services expenses	83,960	101,848	(17.6)%
Financial services income before income taxes	$56,802	$71,411	(20.5)%
Total originations:
Loans	6,854	9,464	(27.6)%
Principal	$3,087,465	$3,766,675	(18.0)%

	Year Ended December 31,
	2022	2021
Supplemental data:
Average FICO score	753	751
Funded origination breakdown:
Government (FHA, VA, USDA)	17%	17%
Other agency	77%	80%
Total agency	94%	97%
Non-agency	6%	3%
Total funded originations	100%	100%

Total financial services revenue decreased by 17.7% for the year ended December 31, 2022, compared to the prior year. The decrease in total financial services revenue was a result of lower home mortgage originations and lower home closings during the period compared to the prior year.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, for the year ended December 31, 2022 decreased to 5.1% from 5.6%, compared to the prior year. The decrease was primarily driven by leverage in controllable sales and marketing costs.

General and Administrative Expenses

General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.1% from 3.7% for the year ended December 31, 2022, compared to the prior year. The decrease was primarily due to the increase in home closings revenue, along with lower performance-based compensation costs.

Net Loss/(Income) from Unconsolidated Entities

We had a net loss from unconsolidated entities of $14.2 million and net income from unconsolidated entities of $11.1 million for the years ended December 31, 2022 and 2021, respectively. The net loss from unconsolidated entities for the year ended

December 31, 2022 is a primarily a result of an impairment charge of $14.7 million on one of our joint ventures. In addition, during 2022 we made several new investments in unconsolidated joint ventures which have yet to yield returns.

Interest Expense, net

Interest expense, net was $17.7 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively. Interest expense, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings, such as the land banking arrangements. The increase in interest expense for the year ended December 31, 2022 is primarily a result of a higher volume of land banking arrangements in the current year compared to the prior year.

Other Expense, net

Other expense, net for the year ended December 31, 2022 and 2021 was $38.5 million and $23.8 million, respectively. In the current year, this mainly consisted of $33.2 million of pre-acquisition abandonment charges on projects we are no longer pursuing as a result of declining market conditions which no longer made the projects profitable. This amount was partially offset by $14.5 million of other income attributable to gains from transfers of land to unconsolidated joint ventures. In the prior year, this mainly consisted of insurance loss expense.

Gain on Extinguishment of Debt, Net

We had a gain on extinguishment of debt, net for the year ended December 31, 2022 of $13.9 million, and no extinguishment of debt for the year ended December 31, 2021. During the year ended December 31, 2022, we entered into a cash tender offer for the 6.625% Senior Notes due 2027, and as a result of the early redemption, we recorded a total net gain of $14.7 million. This was partially offset by the early redemption of our 5.875% Senior Notes due 2023 which resulted in $0.8 million of net loss on extinguishment of debt.

Income Tax Provision

Our effective tax rate was 24.2% and 20.9% for the years ended December 31, 2022 and December 31, 2021, respectively. Our effective rate for both years was affected by a number of factors including state income taxes and energy tax credits relating to homebuilding activities. The effective tax rate for the year ended December 31, 2021 was favorably impacted by tax benefits from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which contains a number of economic relief provisions in response to the COVID-19 pandemic.

Net Income

Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2022 were $1.1 billion and $9.06, respectively. Net income before allocation to non-controlling interests and diluted earnings per share for the year ended December 31, 2021 were $0.7 billion and $5.18, respectively. The increases in net income and diluted earnings per share in the current year compared to the prior year was primarily attributable to higher home closings revenues, net, and higher gross margin dollars. In addition, 2022 included a gain on the extinguishment of debt which positively impacted net income and earnings per share.

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

We redeemed various senior notes during 2022. Approximately $623.0 million of aggregate principal amounts of our 5.875% Senior Notes due 2023 and 6.625% Senior Notes due 2027 were redeemed using a combination of cash on hand and borrowings on our $1.0 billion Revolving Credit Facility. As a result, we recorded an aggregate net gain on extinguishment of debt of $13.9 million for the year ended December 31, 2022. Refer to Note 8 - Debt in the Notes to the Consolidated Financial Statements included in this annual report for additional details regarding these redemptions.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of December 31,
(Dollars in thousands)	2022	2021
Total cash, excluding restricted cash	$724,488	$832,821
$1.0 Billion Revolving Credit Facility availability	1,000,000	800,000
$100 Million Revolving Credit Facility availability	100,000	68,471
Letters of credit outstanding	(69,249)	(58,738)
Revolving Credit Facilities availability	1,030,751	809,733
Total liquidity	$1,755,239	$1,642,554

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

	Cash Requirements
(Dollars in thousands)	Totals	Short-Term Demands	Long-Term Demands
Lease obligations	$355,707	28,938	$326,769
Land purchase contracts and lot options and land banking arrangements	1,485,678	517,716	967,962
Senior notes	1,827,070	—	1,827,070
Other debt outstanding	667,558	503,367	164,191
Estimated interest expense (1)	513,503	123,967	389,536
Totals	$4,849,516	$1,173,988	$3,675,528
(1) Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.2% as of December 31, 2022.
In addition to our contractual obligations, we also have forecasted operational cash outlays on items such as future land purchases or common stock repurchases, to maintain our strategic growth and returns to our investors. Management expects to invest approximately $1.6 billion in land acquisition and development during the next twelve months which is consistent with our spend during 2022. As of December 31, 2022 we had approximately $279.1 million remaining on our share repurchase authorization, which expires on December 31, 2023.

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $1.1 billion for the year ended December 31, 2022 compared to $0.4 billion for the year ended December 31, 2021. The increase in cash provided by operating activities was primarily attributable an increase in net income and decreased spend on real estate inventory and land deposits, as well as a decrease in the amount of mortgages held for sale, prepaid expenses and other assets during fiscal 2022.

Investing Cash Flow Activities

Net cash used in investing activities was $14.9 million for the year ended December 31, 2022 compared to $74.3 million for the year ended December 31, 2021. The decrease in cash used in investing activities was primarily due to an increase in capital distributions from unconsolidated entities, partially offset by increased investments in new unconsolidated entities.

Financing Cash Flow Activities

Net cash used in financing activities was $1.2 billion for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021. The increase in cash used in financing activities was primarily due to redemptions of our senior notes of $622.8 million, net repayments of our Revolving Credit Facilities of $31.5 million, and net repayments of our mortgage warehouse facilities of $107.8 million as well as repurchases of common stock of $376.3 million.
Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facilities, see Note 8 - Debt in the Notes to the Consolidated Financial Statements included in this annual report.

Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2022	2021
Letters of credit (1)	$69,249	$58,738
Surety bonds	1,170,105	1,122,602
Total outstanding letters of credit and surety bonds	$1,239,354	$1,181,340
(1) As of December 31, 2022 and 2021, there was $200.0 million total capacity of letters of credit available under our $1 Billion Revolving Credit Facility.

Off-Balance Sheet Arrangements as of December 31, 2022
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital. For example, in April 2022, we established a joint venture with Värde Partners (“Värde”), a leading global alternative investment firm, to develop rental properties as a part of our Build-To-Rent program. The venture includes $850 million in equity commitments, funded 60 percent by Värde and 40 percent by the Company. The venture provides Värde with the exclusive opportunity to invest in the acquisition and development of Build-To-Rent projects identified by us that meet the venture's investment guidelines.

In certain of our unconsolidated joint ventures, the joint ventures enter into loan agreements, whereby we or one of our subsidiaries will provide the joint venture lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.

For the years ended December 31, 2022 and 2021, total cash contributed to unconsolidated joint ventures was $109.6 million and $75.0 million, respectively.
The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2022	2021
East	$46,629	$—
Central	104,070	87,600
West	80,310	79,531
Financial Services / Corporate	51,891	4,275
Total	$282,900	$171,406

Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At December 31, 2022 and 2021, the aggregate purchase price of these contracts was $1.5 billion and $1.3 billion, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2022, approximately 88% of our debt was fixed rate and 12% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to borrowings by TMHF under its various warehouse facilities. As of December 31, 2022, we had no outstanding borrowings under our Revolving Credit Facilities. We had approximately $1.0 billion of additional availability for borrowings under the Credit Facilities including $130.8 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of December 31, 2022 (giving effect to $69.2 million of letters of credit outstanding as of such date).

LIBOR was the primary basis for determining interest payments on borrowings under each of our warehouse facilities and our Revolving Credit Facilities. On March 5, 2021, IBA confirmed it would cease publication of Overnight, 1, 3, 6 and 12 month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the SOFR as the recommended risk-free alternative rate for US Dollar LIBOR. In response to the planned discontinuation of LIBOR, our warehouse facilities agreements for facilities A, C, D, and E as well as our Revolving Credit Facilities have been restructured to begin using SOFR as the basis for determining interest payments. The agreement for warehouse facility B was also restructured to use the BSBY as the primary basis for determining interest payments. The BSBY index is a proprietary index calculated daily as a credit sensitive supplement to manage the spread between funding costs and earned interest on loans. At this time, it is not possible to predict the full effect that the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR and BSBY, will have on us or our borrowing costs. SOFR and BSBY are relatively new reference rates and their composition and characteristics are not the same as LIBOR. Given the limited history of these rates and potential volatility as compared to other benchmark or market rates, the future performance of these rates cannot be predicted based on historical performance. The consequences of using SOFR and BSBY could include an increase in the cost of our variable rate indebtedness.

We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 8, Debt, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2022. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date							Fair Value
(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Fixed Rate Debt	$197.3	$415.3	$52.6	$28.6	$537.1	$957.7	$2,188.6	$2,079.2
Weighted average interest rate (1)	3.1%	5.2%	3.1%	3.1%	5.6%	5.6%	5.2%	—%
Variable rate debt (2)	$306.1	—	—	—	—	—	$306.1	$306.1
Average interest rate	5.1%	—%	—%	—%	—%	—%	5.1%	—%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt at December 31, 2022, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $3.1 million per year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We evaluated the reasonableness of management’s impairment indicator analysis by evaluating management's process for identifying impairment indicators, including thresholds used for investigation, and whether management appropriately considered key relevant indicators. We also conducted an independent analysis to determine whether additional factors were present during the period, that may indicate that a fair value analysis is required to be performed. Additionally, to test management’s ability to develop estimates, we compared actual results for homes closed in the current year to prior projections for these same homes before closing and investigated variances.

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

Tempe, Arizona
February 22, 2023

We have served as the Company's auditor since 2011.

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$724,488	$832,821
Restricted cash	2,147	3,519
Total cash, cash equivalents, and restricted cash	726,635	836,340
Real estate inventory:
Owned inventory	5,346,905	5,444,207
Consolidated real estate not owned	23,971	55,314
Total real estate inventory	5,370,876	5,499,521
Land deposits	263,356	229,535
Mortgage loans held for sale	346,364	467,534
Derivative assets	1,090	2,110
Lease right of use assets	90,446	85,863
Prepaid expenses and other assets, net	264,302	314,986
Other receivables, net	191,504	150,864
Investments in unconsolidated entities	282,900	171,406
Deferred tax assets, net	67,656	151,240
Property and equipment, net	202,398	155,181
Goodwill	663,197	663,197
Total assets	$8,470,724	$8,727,777
Liabilities
Accounts payable	$269,761	$253,348
Accrued expenses and other liabilities	490,253	525,209
Lease liabilities	100,174	96,172
Customer deposits	412,092	485,705
Estimated development liabilities	43,753	38,923
Senior notes, net	1,816,303	2,452,322
Loans payable and other borrowings	361,486	404,386
Revolving credit facility borrowings	—	31,529
Mortgage warehouse borrowings	306,072	413,887
Liabilities attributable to consolidated real estate not owned	23,971	55,314
Total liabilities	3,823,865	4,756,795
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ Equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 159,392,185 and 158,662,208 shares issued, 107,995,262 and 121,883,649 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	3,025,489	2,997,211
Treasury stock at cost, 51,396,923 and 36,828,559 shares as of December 31, 2022 and December 31, 2021, respectively	(1,137,138)	(760,863)
Retained Earnings	2,741,615	1,688,815
Accumulated other comprehensive income	359	689
Total stockholders' equity attributable to TMHC	4,630,326	3,925,853
Non-controlling interests — joint ventures	16,533	45,129
Total stockholders’ equity	4,646,859	3,970,982
Total liabilities and stockholders’ equity	$8,470,724	$8,727,777

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Home closings revenue, net	$7,889,371	$7,171,433	$5,863,652
Land closings revenue	81,070	99,444	65,269
Financial services revenue	135,491	164,615	155,827
Amenity and other revenue	118,985	65,773	44,572
Total revenue	8,224,917	7,501,265	6,129,320
Cost of home closings	5,904,458	5,713,905	4,887,757
Cost of land closings	63,644	83,853	64,432
Financial services expenses	83,960	101,848	88,910
Amenity and other expenses	80,489	53,778	44,002
Total cost of revenues	6,132,551	5,953,384	5,085,101
Gross margin	2,092,366	1,547,881	1,044,219
Sales, commissions and other marketing costs	398,074	400,376	377,496
General and administrative expenses	245,138	267,966	194,879
Net loss/(income) from unconsolidated entities	14,184	(11,130)	(11,176)
Interest expense/(income), net	17,674	3,792	(1,606)
Other expense, net	38,497	23,769	23,092
(Gain)/loss on extinguishment of debt, net	(13,876)	—	10,247
Transaction expenses	—	—	127,170
Income before income taxes	1,392,675	863,108	324,117
Income tax provision	336,428	180,741	74,590
Net income before allocation to non-controlling interests	1,056,247	682,367	249,527
Net income attributable to non-controlling interests — joint ventures	(3,447)	(19,341)	(6,088)
Net income available to Taylor Morrison Home Corporation	$1,052,800	$663,026	$243,439
Earnings per common share
Basic	$9.16	$5.26	$1.90
Diluted	$9.06	$5.18	$1.88
Weighted average number of shares of common stock:
Basic	114,982	126,077	127,812
Diluted	116,221	128,019	129,170

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Income before non-controlling interests, net of tax	$1,056,247	$682,367	$249,527
Post-retirement benefits adjustments, net of tax	(330)	1,855	(2,050)
Comprehensive income	1,055,917	684,222	247,477
Comprehensive income attributable to non-controlling interests — joint ventures	(3,447)	(19,341)	(6,088)
Comprehensive income available to Taylor Morrison Home Corporation	$1,052,470	$664,881	$241,389

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest - Joint Venture	Total Stockholders’ Equity
Balance — December 31, 2019	105,851,285	$1	$2,097,995	19,943,432	$(343,524)	$782,350	$884	$8,006	$2,545,712
Net income	—	—	—	—	—	243,439	—	6,088	249,527
Other comprehensive loss	—	—	—	—	—	—	(2,050)	—	(2,050)
Exercise of stock options	551,845	—	9,579	—	—	—	—	—	9,579
Issuance of restricted stock units, net of shares withheld for tax(1)	687,818	—	(9,228)	—	—	—	—	—	(9,228)
Issuance of equity in connection with business combinations	28,327,290	—	787,877	—	$—	—	—	—	787,877
Repurchase of common stock	(5,941,324)	—	—	5,941,324	$(103,332)	—	—	—	(103,332)
Stock compensation expense	—	—	27,023	—	—	—	—	—	27,023
Stock compensation expense related to WLH acquisition	—	—	5,106	—	—	—	—	—	5,106
WLH equity award accelerations due to change in control	—	—	8,421	—	—	—	—	—	8,421
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(46,938)	(46,938)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	122,053	122,053
Balance — December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	663,026	—	19,341	682,367
Other comprehensive loss	—	—	—	—	—	—	1,855	—	1,855
Exercise of stock options	1,204,283	—	23,331	—	—	—	—	—	23,331
Issuance of restricted stock units, net of shares withheld for tax(1)	392,050	—	(5,420)	—	—	—	—	—	(5,420)
Warrant exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(9,918,104)	—	—	9,918,104	(281,420)	—	—	—	(281,420)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	19,943	—	—	—	—	—	19,943
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(62,734)	(62,734)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(687)	(687)
Balance — December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	1,052,800	—	3,447	1,056,247
Other comprehensive income	—	—	—	—	—	—	(330)	—	(330)
Exercise of stock options	323,625	—	6,697	—	—	—	—	—	6,697
Issuance of restricted stock units, net of shares withheld for tax(1)	406,352	—	(5,320)	—	—	—	—	—	(5,320)
Repurchase of common stock	(14,568,364)	—	—	14,568,364	(376,275)	—	—	—	(376,275)
Stock compensation expense	—	—	26,901	—	—	—	—	—	26,901
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(31,261)	(31,261)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(782)	(782)
Balance — December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
(1) Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before allocation to non-controlling interests	$1,056,247	$682,367	$249,527
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from unconsolidated entities	14,184	(11,130)	(11,176)
Stock compensation expense	26,901	19,943	32,129
Distributions of earnings from unconsolidated entities	5,270	10,740	11,564
(Gain)/loss on extinguishment of debt	(13,876)	—	10,247
Gain on land transfers, net	(14,508)	—	—
Depreciation and amortization	33,839	39,980	37,336
Lease expense	27,420	17,885	16,785
Debt issuance costs/(premium) amortization	2,260	539	(1,852)
Deferred income taxes	83,584	86,838	50,582
Inventory impairments charges	24,870	—	9,611
Land held for sale impairments	—	4,663	4,347
Change in Urban Form/BTR assets due to sales	42,046	20,440	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(50,792)	(343,127)	535,238
Mortgages held for sale, prepaid expenses and other assets	5,789	(511,220)	(35,878)
Customer deposits	(73,613)	174,448	132,446
Accounts payable, estimated development liabilities, and accrued expenses and other liabilities	(61,849)	197,121	62,329
Income taxes payable	—	(12,841)	20,047
Net cash provided by operating activities	1,107,772	376,646	1,123,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,581)	(21,199)	(37,760)
Payments for business acquisitions, net of cash acquired	—	—	(279,048)
Distributions of capital from unconsolidated entities	125,275	31,915	40,062
Investments of capital into unconsolidated entities	(109,574)	(74,976)	(36,058)
Payments to acquire investments and securities	—	(10,000)	—
Net cash used in investing activities	(14,880)	(74,260)	(312,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable and other borrowings	38,202	130,493	93,440
Repayments of loans payable and other borrowings	(71,172)	(124,786)	(141,103)
Borrowings on revolving credit facility	381,019	131,529	830,000
Payments on revolving credit facility	(412,548)	(100,000)	(830,000)
Borrowings on mortgage warehouse	2,662,241	3,327,954	2,448,980
Repayment on mortgage warehouse	(2,770,056)	(3,041,356)	(2,489,867)
Proceeds from issuance of senior notes	—	—	500,000
Repayments on senior notes	(622,780)	—	(861,775)
Payment of deferred financing costs	—	—	(6,351)
Proceeds from stock option exercises	6,697	23,331	9,579
Payment of principle portion of finance lease	(1,344)	(1,345)	(1,325)
Repurchase of common stock, net	(376,275)	(281,420)	(103,332)
Payment of taxes related to net share settlement of equity awards	(5,320)	(5,420)	(9,228)
Distributions to non-controlling interests of consolidated joint ventures, net	(31,261)	(59,135)	(8,291)
Payment to acquire non-controlling interests	—	—	(35,668)
Net cash used in financing activities	(1,202,597)	(155)	(604,941)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(109,705)	$302,231	$205,537
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	836,340	534,109	328,572

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$726,635	$836,340	$534,109
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net	$(270,034)	$(146,171)	$(3,357)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in loans payable issued to sellers in connection with land purchase contracts	$231,027	$279,646	$193,308
Change in inventory not owned	$(31,343)	$(67,459)	$(86,393)
Investments of land in unconsolidated joint ventures, net	$146,649	$—	$—
Impairment in unconsolidated joint ventures	$(14,714)	$—	$—
Issuance of common stock in connection with business acquisition	$—	$—	$797,970
Net non-cash (distributions)/contributions (to)/from unconsolidated entities	$—	$(3,599)	$5,002
Non-cash portion of loss on debt extinguishment	$—	$—	$1,723
Common stock surrendered in connection with warrant exercise	$—	$32,587	$—
Common stock issued in connection with warrant exercise	$—	$(32,584)	$—
See accompanying Notes to the Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and 55-plus active lifestyle buyers. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our homebuilding segments operate under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.

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

Joint Ventures - We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests - joint ventures” on the Consolidated Statement of Operations. The assets, liabilities and equity from the percentage of the joint venture not owned by us is presented as “Non-controlling interests - joint ventures” on the Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity. The balance of Non-Controlling interests - joint venture on the Consolidated Balance Sheets will fluctuate from period to period as a result of activities within the respective joint ventures which may include the allocation of income or losses, distributions or contributions associated with the partners within the joint venture.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage receivables. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage receivables, there was no concentration of mortgage receivables with any one customer for the year ended December 31, 2022. No losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the home sold with a mortgage, and entering into forward commitments to sell our mortgage loans held for sale, generally within 30 days of origination.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2022, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — For the years ended December 31, 2022 and 2021, restricted cash consisted of cash pledged to collateralize mortgage credit lines and cash held in escrow deposits.

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

A summary of our leases is shown below:

	Operating Leases			Finance Leases
	As of December 31,			As of December 31,
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Weighted average discount rate	5.9%	5.9%	6.1%	7.3%	7.3%	7.3%
Weighted average remaining lease term (in years)	4.1	4.1	5.2	86.0	86.9	87.9
Payments on lease liabilities	$29.2	$20.7	$16.8	$1.3	$1.3	$1.3
Recorded lease expense	$25.4	$15.9	$14.8	$2.0	$2.0	$2.0

The future minimum lease payments required under our leases as of December 31, 2022 are as follows (dollars in thousands):

Years Ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
2023	$27,598	$1,341	$28,939
2024	20,676	1,334	22,010
2025	14,847	1,325	16,172
2026	9,883	1,325	11,208
2027	6,688	1,325	8,013
Thereafter(1)	5,705	263,660	269,365
Total lease payments	$85,397	$270,310	$355,707
Less: Interest	$9,548	$245,985	$255,533
Present value of lease liabilities	$75,849	$24,325	$100,174
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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2022, we recorded $24.9 million of impairment charges, all of which related to our West reporting segment. For the year ended December 31, 2021, we recorded no impairment charges. For the year ended December 31, 2020, we recorded $9.6 million of impairment charges, all of which related to our East reporting segment. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of December 31, 2022 and 2021, we had no inactive projects.

Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once management intends to actively sell a parcel within the next 12 months or the parcel is under contract to sell. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. For the year ended December 31, 2022 we had no fair value adjustments for land held for sale. For the years ended December 31, 2021 and 2020, we had $4.7 million and $4.3 million, respectively, of fair value adjustments for land held for sale. These charges are recorded within Cost of land closings on the Consolidated Statement of Operations.

Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the Consolidated Balance Sheets.

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

Derivative Assets  — We enter into interest rate lock commitments (“IRLCs”) when originating residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. We are exposed to interest rate risk as a result of these IRLCs and originated mortgage loans held for sale until those loans are sold in the secondary market. The price risk related to changes in the fair value of IRLCs and mortgage loans held for sale not committed to be purchased by investors are subject to change primarily due to changes in market interest rates. We manage the interest rate and price risk associated with our outstanding IRLCs and mortgage loans held for sale not committed to be purchased by investors by entering into hedging instruments such as forward loan sales commitments and mandatory delivery commitments. We expect these instruments will experience changes in fair value inverse to changes in the fair value of the IRLCs and mortgage loans held for sale not committed to investors, thereby reducing earnings volatility. Best effort sale commitments are also executed for certain loans at the time the IRLC is locked with the borrower. The fair value of the best effort IRLC and mortgages receivable are valued using the commitment price to the investor. We take into account various factors and strategies in determining what portion of the IRLCs and mortgage loans held for sale to economically hedge.

The IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value with changes in fair value recognized in Financial Services revenue/expenses on the Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses on the IRLCs, reflected as derivative assets, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices. Refer to Note 15 - Mortgage Hedging Activities for additional information.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2022	2021
Prepaid expenses	$45,872	$40,114
Other assets	138,755	118,697
Build-to-Rent assets	65,241	93,538
Urban Form assets	14,434	62,637
Total prepaid expenses and other assets, net	$264,302	$314,986

Prepaid expenses consist primarily of sales commissions, prepaid rent, impact fees and the unamortized issuance costs for the Revolving Credit Facilities. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the homes to which they relate. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs, rebate receivables, income tax receivables, and other deferred costs. Build-to-Rent and Urban Form assets consist primarily of land and development costs relating to projects under construction.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in other expense, net, when it becomes likely that some amount will not be collectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued. Allowances at December 31, 2022 and 2021 were immaterial.

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risk associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, when we enter into agreements to acquire land or lots and pay a non-refundable deposit, we evaluate if a Variable Interest Entity (“VIE”) should be created if we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur.

If we are the primary beneficiary of the VIE, we consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, in the Consolidated Balance Sheets.

Unconsolidated Joint Ventures — We use the equity method of accounting for entities which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that the partners have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Net loss/(income) from unconsolidated entities on the Consolidated Statement of Operations when earned and distributions are credited against our Investment in unconsolidated entities on the Consolidated Balance Sheets when received.

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded $14.7 million of impairment charges related to investments in unconsolidated entities for the year ended December 31, 2022 and no charges for the years ended December 31, 2021 and 2020.

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

Depreciation expense was $7.6 million, $7.5 million, and $6.3 million, respectively, for the years ended December 31, 2022, 2021, and 2020. Depreciation expense is recorded in General and administrative expenses in the Consolidated Statement of Operations.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth quarter or whenever impairment indicators are present. For the years ended December 31, 2022, 2021 and 2020, goodwill was not impaired.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability is aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), a captive insurance company, which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

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

We offer a one year limited warranty to cover various defects in workmanship or materials, two year limited warranty on certain systems (such as electrical or cooling systems), and a ten year limited warranty on structural defects. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate deliverable in the sales arrangement since it is not priced separately from the home, therefore, it is accounted for in accordance with ASC Topic 450, Contingencies, which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery of the home if all other criteria for revenue recognition have been met. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of Cost of home closings on the Consolidated Statements of Operations.

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

Employee Benefit Plans — We maintain a defined contribution plan pursuant to Section 401(k) of the IRC (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. At December 31, 2022, we match 100% of employees’ voluntary contributions up to 4% of eligible compensation, and 50% for each dollar contributed between 4% and 5% of eligible compensation. We contributed $13.6 million, $11.3 million, and $4.7 million to the 401(k) Plan for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2020, the employee match portion of the plan was paused for one quarter as part of our efforts to reduce spending during the early onset of the COVID-19 pandemic.

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, Equity - Treasury Stock. Repurchased shares are reflected as a reduction in stockholders' equity and subsequent sale of repurchased shares are recognized as a change in equity. To date, we have not sold any treasury stock.

Revenue Recognition — Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

Home and land closings revenue
Under Topic 606, the following steps are applied to determine home closings revenue and land closings revenue recognition: (1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. Our home sales transactions, have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land sales revenue:

•Revenue from closings of residential real estate is recognized when the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow.

Amenity and other revenue
We own and operate certain amenities such as golf courses, club houses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced on a monthly basis. Revenue from our golf club operations is also included in amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets from our Urban Form operations and Build-to-Rent operations.

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

Advertising Costs — We expense advertising costs as incurred. For the years ended December 31, 2022, 2021, and 2020, advertising costs were $33.9 million, $30.4 million, and $31.9 million, respectively. Such costs are included in General and administrative expenses on the Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients for applying U.S. GAAP to contracts affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and entities could elect to apply the amendments prospectively through December 31, 2022. In December 2022, FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which deferred the effective date deadline from December 31, 2022 to December 31, 2024. The use of LIBOR is primarily limited to our financial services mortgage warehouse facilities and our Revolving Credit Facilities. During 2022 our warehouse facilities were modified to directly replace the reference rate but did not change the amount or timing of contractual cash flows. As such, we have elected the use of the practical expedient and treated such modification as a continuation of the debt agreement. Our Revolving Credit Facilities provide the option to continue the use of LIBOR until its expiration. The adoption of ASU 2020-04 has not had a material impact on our consolidated financial statements and disclosures.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
(Dollars in thousands except per share data)	2022	2021	2020
Numerator:
Net income available to TMHC— basic	$1,052,800	$663,026	$243,439
Denominator:
Weighted average shares — basic	114,982	126,077	127,812
Restricted stock units	707	920	865
Stock options	532	771	319
Warrants	—	251	174
Weighted average shares — diluted	116,221	128,019	129,170
Earnings per common share — basic:
Net income available to Taylor Morrison Home Corporation	$9.16	$5.26	$1.90
Earnings per common share — diluted:
Net income available to Taylor Morrison Home Corporation	$9.06	$5.18	$1.88

The above calculations of weighted average shares exclude 1,485,064, 1,030,282, and 2,335,006 outstanding anti-dilutive stock options and unvested performance and non-performance restricted stock units for the years ended December 31, 2022, 2021, and 2020, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2022	2021
Real estate developed or under development	$3,607,227	$3,895,681
Real estate held for development or held for sale (1)	43,314	70,305
Total owned lots	3,650,541	3,965,986
Operating communities (2)	1,506,241	1,309,551
Capitalized interest	190,123	168,670
Total owned inventory	5,346,905	5,444,207
Consolidated real estate not owned	23,971	55,314
Total real estate inventory	$5,370,876	$5,499,521
(1) Real estate held for development or held for sale includes properties which are not in active production.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

The development status of our land inventory is as follows:

	As of December 31,
	2022		2021
(Dollars in thousands)	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Homebuilding owned lots
Undeveloped	14,985	$522,594	17,671	$636,385
Under development	10,716	1,106,751	11,446	964,353
Finished	18,366	2,018,062	18,896	2,266,309
Total homebuilding owned lots	44,067	3,647,407	48,013	3,867,047
Other assets(1)	—	3,134	5,298	98,939
Total owned lots	44,067	$3,650,541	53,311	$3,965,986

(1)The remaining book value of land and development as of December 31, 2022 relates to parcels of commercial assets which are. excluded from the owned lots presented in the table.

As of December 31, 2021, the homebuilding owned lots presented above have been recast as a result of an operational change in classification in the current period. Undeveloped lots are those where no phase specific development work has commenced. Under development lots include land where phase specific development has commenced. Finished lots are fully developed. Our current classification allows for multi-phase or master planned communities to be presented in more than one lot status based on their development compared to our prior process which grouped all phases of a multi-phase or master planned community into one category based on the phase that was most developed. We believe this operational change provides better transparency into lot status and the book value of such lots.

We have land option purchase contracts, land banking arrangements and other controlled lot agreements. We do not have title to the properties, and the property owner and its creditors generally only have recourse against us in the form of retaining non-refundable deposits. We are also not legally obligated to purchase the balance of the lots. Deposits related to these lots are capitalized when paid and classified as Land deposits until the associated property is purchased. The table below presents a summary of our controlled lots for the following periods (dollars in thousands):

	As of
	December 31, 2022			December 31, 2021
	Controlled Lots	Purchase Price	Land Deposits (1)	Controlled Lots	Purchase Price	Land Deposits (1)
Homebuilding controlled lots
Land option purchase contracts	6,582	$428,612	$47,678	8,360	$507,161	$57,554
Land banking arrangements	7,369	$1,057,065	156,653	5,731	749,813	117,721
Other controlled lots	16,891	956,712	50,218	14,671	1,338,284	38,505
Total controlled lots	30,842	$2,442,389	$254,549	28,762	$2,595,258	$213,780
(1) Land deposits are non-refundable and represent exposure to loss related to our contracts with third parties, unconsolidated entities, and land banking arrangements.. In addition, at December 31, 2022 and December 31, 2021 we had refundable deposits of $8.8 million and $15.7 million, respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest capitalized — beginning of period	$168,670	$163,780	$115,593
Interest incurred(1)	159,913	154,623	164,085
Interest amortized to cost of home closings	(138,460)	(149,733)	(115,898)
Interest capitalized — end of period	$190,123	$168,670	$163,780
(1) Excludes Interest expense, net on the Consolidated Statement of Operations as such amounts are not capitalizable.

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities — We have investments in a number of joint ventures with third parties. These entities are generally involved in real estate development, homebuilding, Build-to-Rent, and/or mortgage lending activities. The primary activity of the real estate development joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

During the twelve months ended December 31, 2022, we contributed land as part of two initial investments in existing unconsolidated joint ventures. In accordance with ASC 606, when the transferee obtains title, physical possession and maintains the risks and rewards of ownership of the property and the transferor has no continuing involvement, the contribution is considered a transfer. To recognize the transfer, the difference between the fair value of the land and carrying value at the time of the contribution is recorded as a gain/loss on transfer. For the year ended December 31, 2022 we recognized gains of $14.5 million, related to land transferred to unconsolidated joint ventures.

Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method is as follows (in thousands):

	As of December 31,
(Dollars in thousands)	2022	2021
Assets:
Real estate inventory	$749,942	$414,687
Other assets	146,770	118,990
Total assets	$896,712	$533,677
Liabilities and owners’ equity:
Debt	$238,263	$167,842
Other liabilities	31,824	16,245
Total liabilities	$270,087	$184,087
Owners’ equity:
TMHC	$282,900	$171,406
Others	343,725	178,184
Total owners’ equity	$626,625	$349,590
Total liabilities and owners’ equity	$896,712	$533,677

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Revenues	$168,695	$130,640	$161,888
Costs and expenses	(163,488)	(97,596)	(129,764)
Income of unconsolidated entities	$5,207	$33,044	$32,124
TMHC’s share in net (loss)/income from unconsolidated entities	$(14,184)(1)	$11,130	$11,176
Distributions from unconsolidated entities	$130,545	$42,655	$51,626
(1) TMHC's share in net loss from unconsolidated entities relates to the impairment of our investment in one of our unconsolidated joint ventures.

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

As of December 31, 2022, the assets of the consolidated joint ventures totaled $277.6 million, of which $38.9 million was cash and cash equivalents, $72.0 million was owned inventory, and $123.2 million was fixed assets. The majority of the fixed asset balance is held for sale as of December 31, 2022. As of December 31, 2021, the assets of the consolidated joint ventures totaled $291.8 million, of which $22.3 million was cash and cash equivalents, $147.6 million was owned inventory, and $74.3 million was fixed assets. The liabilities of the consolidated joint ventures totaled $155.5 million and $165.1 million as of December 31, 2022 and December 31, 2021, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
(Dollars in thousands)	2022	2021
Real estate development costs to complete	$53,155	$49,833
Compensation and employee benefits	112,294	166,272
Self-insurance and warranty reserves	161,675	141,839
Interest payable	37,434	48,551
Property and sales taxes payable	30,046	29,384
Other accruals	95,649	89,330
Total accrued expenses and other liabilities	$490,253	$525,209

Self-Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva. A summary of the changes in reserves are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Reserves — beginning of period	$141,839	$118,116	$120,048
Net additions to reserves due to WLH acquisition	—	—	9,984
Additions to reserves	76,643	77,827	62,722
Costs and claims incurred	(76,994)	(67,704)	(82,137)
Change in estimates to pre-existing reserves	20,187	13,600	7,499
Reserves — end of period	$161,675	$141,839	$118,116

7. ESTIMATED DEVELOPMENT LIABILITIES

Estimated development liabilities consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for home sites previously sold, in most cases prior to 1980. Estimated development liabilities are reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. At December 31, 2022 and 2021, these liabilities are based on third-party engineer cost estimates which reflect the estimated completion costs. The balance at December 31, 2022 increased from December 31, 2021 as a result of estimated cost increases to complete development. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liabilities.

8. DEBT
Total debt consists of the following:

	As of December 31,
	2022			2021
(Dollars in thousands)	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs) / Premium	Carrying Value
5.875% Senior Notes due 2023	—	—	—	350,000	(733)	349,267
5.625% Senior Notes due 2024	350,000	(628)	349,372	350,000	(1,166)	348,834
5.875% Senior Notes due 2027	500,000	(3,459)	496,541	500,000	(4,243)	495,757
6.625% Senior Notes due 2027(1)	27,070	1,310	28,380	300,000	17,718	317,718
5.75% Senior Notes due 2028	450,000	(3,183)	446,817	450,000	(3,814)	446,186
5.125% Senior Notes due 2030	500,000	(4,807)	495,193	500,000	(5,440)	494,560
Senior Notes subtotal	1,827,070	(10,767)	1,816,303	2,450,000	2,322	2,452,322
Loans payable and other borrowings	361,486	—	361,486	404,386	—	404,386
$1 Billion Revolving Credit Facility(2)(3)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(2)(3)	—	—	—	31,529	—	31,529
Mortgage warehouse borrowings	306,072	—	306,072	413,887	—	413,887
Total debt	$2,494,628	$(10,767)	$2,483,861	$3,299,802	$2,322	$3,302,124
(1) Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting.
(2) Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the Consolidated Balance Sheets.
(3)The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”.

Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our senior notes (except for the remaining 2027 6.625% WLH Notes, as described below) contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants. As of December 31, 2022, we were in compliance with all of the covenants under the Senior Notes.
5.875% Senior Notes due 2023
Our 5.875% Senior Notes due 2023 (the “2023 Senior Notes”) were redeemed in full on October 31, 2022 using cash on hand and borrowings on our $1 Billion Revolving Credit Facility at a price equal to 100%, plus the applicable premium and accrued and unpaid interest up to, but excluding, the settlement date. As a result of the redemption of the 2023 Senior Notes, we recorded a net loss on extinguishment of debt of $0.8 million for the year ended December 31, 2022 to (Gain)/loss on extinguishment of debt, net, on the Consolidated Statement of Operations, which included the write-off of net unamortized deferred financing fees and early payoff premium.

5.625% Senior Notes due 2024
On March 5, 2014, Taylor Morrison Communities, Inc. ( “TM Communities”) issued $350.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “2024 Senior Notes”), which mature on March 1, 2024. The 2024 Senior Notes are guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the “Guarantors”). We are required to offer to repurchase the 2024 Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events where there is a credit rating downgrade that occurs in connection with the change in control.

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

6.625% Senior Notes due 2027
Following our exchange offer in the first quarter of 2020 (the "Exchange Offer"), whereby TM Communities offered to exchange any and all outstanding senior notes issued by William Lyon Homes ("WLH"), we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors.

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

On June 13, 2022, TM Communities announced a cash tender offer to purchase any and all of the $290.4 million outstanding aggregate principal amount of the 2027 6.625% TM Communities Notes (the “Tender Offer”), which expired July 12, 2022. TM Communities purchased $264.1 million and an additional approximately $0.9 million of the 2027 6.625% TM Communities Notes pursuant to the Tender Offer using cash on hand and borrowings on our $1 Billion Revolving Credit Facility at a price equal to 100% and 97%, respectively, of the principal amounts, plus accrued and unpaid interest up to, but excluding, the settlement date. As a result of the Tender Offer, TM Communities repurchased a total of $265.0 million in aggregate principal amount of outstanding 2027 6.625% TM Communities Notes and we recorded a net gain on extinguishment of debt of approximately $13.6 million for the year ended December 31, 2022 to (Gain)/loss on extinguishment of debt, net, on the Consolidated Statement of Operations.

On November 3, 2022, we purchased $8.0 million of the 2027 6.625% WLH Notes using cash on hand and borrowings on our $1 Billion Revolving Credit Facility at a price equal to 91.25% of the principal amount, plus accrued and unpaid interest up to, but excluding, the settlement date. As a result of the redemption of the 2027 6.625% WLH Notes, we recorded a net gain on extinguishment of debt of approximately $1.1 million for the year ended December 31, 2022 to (Gain)/loss on extinguishment of debt, net, on the Consolidated Statement of Operations.

The remaining 2027 6.625% Senior Notes mature on July 15, 2027. As of December 31, 2022, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 103.313% of principal (plus accrued and unpaid interest). On or after July 15, 2023, the 2027 6.625% Senior Notes are redeemable at a price equal to 102.208% of principal (plus accrued and unpaid interest). On or after July 31, 2024, the 2027 6.625% Senior Notes are redeemable at a price equal to a 101.104% of principal (plus accrued and unpaid interest). On or after July 15, 2025, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest).

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

5.125% Senior Notes due 2030 and Redemption of the 2023 6.00% Senior Notes and Redemption of the 2025 Senior Notes

In July, 2020, we partially redeemed $266.9 million of our 6.00% Senior Notes due 2023 (the “2023 6.00% Senior Notes”) and $333.1 million of our 5.875% Senior Notes due 2025 (the “2025 Senior Notes”) using the net proceeds from the issuance of $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes”). In September 2020, we redeemed the remaining $83.1 million and $103.8 million of 2023 6.00% Senior Notes and 2025 Senior Notes, respectively, using cash on hand. For the 2023 6.00% Senior Notes, the redemption price was equal to 100% of the principal amount, plus a make-whole premium of 0.11% plus 50 basis points, plus accrued and unpaid interest to, but excluding the redemption date. For the 2025 Senior Notes, the redemption price was equal to 102.938% of the principal amount, plus accrued and unpaid interest to, but excluding the redemption date. As a result of the early redemption of the 2023 and 2025 Senior Notes, we recorded a total net loss on extinguishment of debt of approximately $10.2 million in (Gain)/loss on extinguishment of debt, net in the Consolidated Statement of Operations for the year ended December 31, 2020.

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

$1 Billion Revolving Credit Facility
On September 9, 2022, we entered into an agreement to exercise the accordion feature under our existing Amended and Restated Credit Agreement (the “Credit Agreement”) increasing the aggregate commitments from $800 million to $1.0 billion.
Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under $1 Billion Revolving Credit Facility as of December 31, 2022 and December 31, 2021.

As of December 31, 2022 and December 31, 2021, we had $3.8 million and $1.1 million, respectively, of unamortized debt issuance costs relating to our credit facility, which are included in Prepaid expenses and other assets, net, on the Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, we had $69.2 million and $58.7 million, respectively, of utilized letters of credit, resulting in $930.8 million and $741.3 million, respectively, of availability under the credit facility.
The $1 Billion Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level, currently of at least $2.9 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $1 Billion Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $1 Billion Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $1 Billion Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $1 Billion Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of December 31, 2022, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.

$100 Million Revolving Credit Facility

On September 17, 2021, we entered into a $100 Million Revolving Credit Facility, which matures on September 17, 2024 and is guaranteed by the Guarantors.

As of December 31, 2022 and December 31, 2021, we had $0.5 million and $0.7 million, respectively, of unamortized debt issuance costs relating to our $100 Million Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the Consolidated Balance Sheets. We had no utilized letters of credit as of December 31, 2022 and December 31, 2021, resulting in $100.0 million and $68.5 million, respectively, of availability under the $100 Million Revolving Credit Facility

The $100 Million Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level of at least $2.9 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $100 Million Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $100 Million Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $100 Million Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $100 Million Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The $100 Million Revolving Credit Facility includes the same restrictive covenants as are included in the $1 Billion
Revolving Credit Facility, described above. As of December 31, 2022, we were in compliance with all of the covenants under the $100 Million Revolving Credit Facility.

Mortgage Warehouse Borrowings
The following is a summary of our mortgage subsidiary warehouse borrowings:

(Dollars in thousands)	December 31, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$29,066	$60,000	Daily SOFR + 1.70%	On Demand	Mortgage Loans
Warehouse B	94,258	150,000	BSBY 1M + 1.65%	On Demand	Mortgage Loans
Warehouse C	53,607	75,000	Term SOFR + 1.65%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	83,259	140,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	45,882	70,000	Term SOFR + 1.60%	On Demand	Mortgage Loans
Total	$306,072	$495,000

	December 31, 2021
Facility	Amount Drawn	Facility Amount	Interest Rate(3)	Expiration Date	Collateral (2)
Warehouse A	$12	$10,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse B	86,409	150,000	LIBOR + 1.75%	On Demand	Mortgage Loans
Warehouse C	116,601	250,000	LIBOR + 2.05%	On Demand	Mortgage Loans and Restricted Cash
Warehouse D	105,065	150,000	LIBOR + 1.65%	November 20, 2022	Mortgage Loans
Warehouse E	105,800	200,000	LIBOR + 1.50%	On Demand	Mortgage Loans
Total	$413,887	$760,000

(1) Our warehouse borrowings have transitioned from LIBOR to the Secured Overnight Financing Rate (SOFR), and the Bloomberg Short-Term Bank Yield Index (BSBY).
(2) The mortgage warehouse borrowings outstanding as of December 31, 2022 and 2021, are collateralized by $346.4 million and $467.5 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage receivables, and $2.1 million and $3.5 million, respectively, of cash, which is included in restricted cash on our Consolidated Balance Sheet.
(3) Subject to certain interest rate floors.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of December 31, 2022 and 2021 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. These borrowings bear interest at rates that ranged from 0% to approximately 8% at each of December 31, 2022 and 2021.
Future Minimum Principal Payments on Total Debt
Principal maturities of total debt for the year ended December 31, 2022 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2023	$503,367
2024	415,320
2025	52,571
2026	28,579
2027	537,105
Thereafter	957,686
Total debt	$2,494,628

9. FAIR VALUE DISCLOSURES

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes IRLCs and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2022, when compared to December 31, 2021.

The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2022		As of December 31, 2021
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$346,364	$346,364	$467,534	$467,534
IRLCs	3	2,386	2,386	2,110	2,110
MBSs	2	1,090	1,090	(449)	(449)
Mortgage warehouse borrowings	2	306,072	306,072	413,887	413,887
Loans payable and other borrowings	2	361,486	361,486	404,386	404,386
5.875% Senior Notes due 2023 (1)	2	—	—	349,267	365,890
5.625% Senior Notes due 2024 (1)	2	349,372	347,375	348,834	372,750
5.875% Senior Notes due 2027 (1)	2	496,541	480,060	495,757	560,000
6.625% Senior Notes due 2027 (1)	2	28,380	26,123	317,718	315,750
5.750% Senior Notes due 2028 (1)	2	446,817	421,358	446,186	502,875
5.125% Senior Notes due 2030 (1)	2	495,193	434,330	494,560	550,000
$100 Million Revolving Credit Facility	2	—	—	31,529	31,529
Equity Security Investment	1	460	460	6,400	6,400
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level in Fair Value Hierarchy	As of December 31, 2022
Description:
Real estate inventories	3	48,360

10. INCOME TAXES

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current:
Federal	$203,119	$73,087	$11,621
State	48,134	23,493	11,733
Current tax provision	$251,253	$96,580	$23,354
Deferred:
Federal	$66,667	$75,044	$45,594
State	18,508	9,117	5,642
Deferred tax provision	$85,175	$84,161	$51,236
Total income tax provision	$336,428	$180,741	$74,590

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.9	3.8	4.6
Non-controlling interest	(0.1)	(0.6)	—
Uncertain tax positions	—	(0.2)	(0.1)
Energy tax credits	(1.3)	(1.4)	(2.9)
Disallowed compensation expense	0.4	0.2	0.9
Disallowed acquisition expenses	—	—	2.1
Impact of CARES Act	—	(1.3)	(2.2)
Other	0.3	(0.6)	(0.4)
Effective Rate	24.2%	20.9%	23.0%

Our effective tax rate was 24.2% and 20.9% for the years ended December 31, 2022 and December 31, 2021, respectively. Our effective rate for both years was affected by a number of factors including state income taxes, and energy tax credits relating to homebuilding activities. The effective tax rate for the year ended December 31, 2021 was favorably impacted by tax benefits from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which contains a number of economic relief provisions in response to the COVID-19 pandemic.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant law changes including the extension of federal energy efficient home credits through December 2032, a corporate alternative minimum tax of 15% on adjusted financial statement income for applicable corporations effective for tax years beginning after December 31, 2022, and a 1% excise tax on stock repurchases after December 31, 2022. The energy tax credits we recognized in 2022 include the impact of the extension of energy efficient home credits under the IRA. We are currently evaluating the other potential effects of the IRA on our consolidated financial statements.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2022 and 2021, consisted of timing differences related to real estate inventory impairments, expense accruals and reserves, provisions for liabilities, and net operating loss carryforwards. A summary of these components for the years ending December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Real estate inventory	$62,990	$68,426
Accruals and reserves	48,391	56,244
Other	5,425	11,739
Net operating losses (1)	62,150	76,119
Capital loss carryforward	36,054	36,054
Total deferred tax assets	$215,010	$248,582
Deferred tax liabilities:
Real estate inventory, intangibles, other	(10,632)	(11,162)
Valuation allowance	(36,054)	(36,054)
Deferred income (2)	(100,668)	(50,126)
Total net deferred tax assets	$67,656	$151,240
(1) A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from three acquisitions: 1) the 2011 acquisition of the Company by our former principal equityholders, 2) the 2018 acquisition of AV Homes and 3) the 2020 acquisition of WLH. All three acquisitions were deemed to be a change in control as defined by Section 382.
(2) In prior years we presented the deferred tax assets on real estate inventory, net of deferred income. As of December 31, 2022, we presented the deferred tax liability for deferred income separate from real estate inventory deferred tax assets for the periods ended December 31, 2022 and 2021.

On both December 31, 2022 and 2021, we had a valuation allowance of $36.1 million against net deferred tax assets. The valuation allowance is the result of the 2018 corporate reorganization which triggered a capital loss carryforward which is not expected to be realized. We have approximately $206.1 million in available gross federal NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for a period of 20 years and begin to expire in 2029. State NOL carryforwards may be used to offset future taxable income for a period of 20 years and begin to expire in 2026. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.
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

The following is a reconciliation of the total amounts of unrecognized tax benefits:

	Year Ending December 31,
(Dollars in thousands)	2022	2021	2020
Beginning of the period	$—	$5,762	$6,158
Increases from current year acquisitions	—	—	—
Increases of prior year items	—	—	—
Settlement with tax authorities	—	—	—
Decreased for tax positions of prior years	—	(4,140)	—
Decreased due to statute of limitations	—	(1,622)	(396)
End of the period	$—	$—	$5,762

As of December 31, 2022 and 2021 there are no unrecognized tax benefits. The decrease in unrecognized tax benefits for the year ending December 31, 2021 was primarily the result of management’s determination regarding the realizability of certain carryforward loss positions and the lapse in the statute of limitations on other positions.

We recognized no penalties or interest expense on our uncertain tax positions for the years ended December 31, 2022 and 2021. We recognized $0.5 million for the year ended December 31, 2020, which was included in income tax provision in the Consolidated Statements of Operations and income taxes payable in the Consolidated Balance Sheets.

We are not currently under examinations by any of our major taxing authorities. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2017 through 2022.

11. STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

On May 31, 2022, the Board of Directors authorized a new stock repurchase program which permits the Company to repurchase up to $500.0 million of the Company's Common Stock through December 31, 2023. The new stock repurchase program replaced the Company’s prior $250.0 million repurchase program, which had been scheduled to expire on June 30, 2024. Repurchases under the new program may occur from time to time through open market purchases, privately negotiated transactions or other transactions. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including prevailing market conditions, our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

The following table summarizes share repurchase activity for the program for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Amount available for repurchase — beginning of period(1)	$230,413	$86,831
Additional amount authorized for repurchase(2)	500,000	500,000
Unused amount as part of authorization renewal(3)	(75,000)	(74,998)
Amount repurchased at cost, 14,568,364 and 9,918,104 shares as of December 31, 2022 and December 31, 2021, respectively	(376,275)	(281,420)
Amount available for repurchase — end of period	$279,138	$230,413
(1) Represents the amount available for repurchase as of January 1 for the years provided, adjusted for previously expired share repurchase authorizations.
(2) Amount in 2022 includes a $500.0 million new authorization announced on May 31, 2022. Amount in 2021 includes a $250.0 million renewal announced on each June 1, 2021 and December 13, 2021.
(3)Amount represents the unused value of the repurchase authorization from December 31, 2021, which was cancelled when the May 31, 2022 authorization was announced. Amount represents the unused value of the repurchase authorization from June 1, 2021, which was cancelled when the December 31, 2021 authorization was announced.

12. STOCK BASED COMPENSATION

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of December 31, 2022, we had an aggregate of 5,546,661 shares of Common Stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in general and administrative expenses in the Consolidated Statement of Operations:

(Dollars in thousands)	Year Ended December 31,
	2022	2021	2020
Restricted stock units (1) (2)	$22,464	$15,856	$19,938
Stock options	4,437	4,087	7,085
Total stock compensation	$26,901	$19,943	$27,023
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

At December 31, 2022, 2021, and 2020, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $27.1 million, $26.5 million, and $23.8 million, respectively.

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

The following table summarizes stock option activity for the Plan for each year presented:

	Year Ended December 31,
	2022		2021		2020
	Number of Options	Weighted Average Exercise/Grant Price	Number of Options(1)	Weighted Average Exercise/Grant Price	Number of Options	Weighted Average Exercise/Grant Price
Outstanding, beginning	3,165,612	$22.02	3,772,775	$19.73	3,339,244	$18.98
Granted(1)	519,799	29.30	712,910	28.64	1,139,583	21.95
Exercised	(323,625)	20.69	(1,204,283)	19.37	(551,845)	17.91
Cancelled/forfeited(1)	(88,528)	24.64	(115,790)	21.53	(154,207)	20.93
Balance, ending	3,273,258	$23.35	3,165,612	$22.02	3,772,775	$19.73
Options exercisable, at December 31,	1,775,881	$20.50	1,407,618	$19.12	1,934,328	$18.73
(1) Excludes the number of options granted and canceled in the same period.

	As of December 31,
(Dollars in thousands)	2022	2021	2020
Unamortized value of unvested stock options (net of estimated forfeitures)	$7,712	$7,515	$6,847
Weighted-average period (in years) that expense is expected to be recognized	2.5	2.5	2.5
Weighted-average remaining contractual life (in years) for options outstanding	6.6	7.0	6.6
Weighted-average remaining contractual life (in years) for options exercisable	5.2	5.3	4.9

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Expected volatility(1)	30.46%	24.65%	24.19%
Risk-free interest rate(1)	1.91%	0.75%	1.19%
Expected term (in years)(1)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$9.94	$7.45	$5.89
(1)Expected volatilities and expected term are based on the historical information of comparable publicly traded homebuilders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date.

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2022, 2021 and 2020 (excluding options relating to the acquisition of WLH)

	As of December 31,
(Dollars in thousands)	2022	2021	2020
Aggregate intrinsic value of options outstanding	$21,439	$38,190	$21,399
Aggregate intrinsic value of options exercisable	$15,385	$18,897	$11,903

The aggregate intrinsic value is based on the market price of our Common Stock on December 31, 2022, the last trading day in December 2022, which was $30.35, less the applicable exercise price of the underlying options. This aggregate intrinsic value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2022.

Performance-Based Restricted Stock Units – These awards will vest in full based on the achievement of certain performance goals over a three-year performance period, subject to the employee’s continued employment through the last date of the performance period and will be settled in shares of our Common Stock. The number of shares that may be issued in settlement of the PRSUs to the award recipients may be greater or lesser than the target award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning	926,193	930,633	998,639
Granted	272,716	289,308	295,405
Vested	(380,632)	(275,286)	(319,732)
Forfeited	(15,898)	(18,462)	(43,679)
Balance, ending	802,379	926,193	930,633

	Year Ended December 31,
(Dollars in thousands):	2022	2021	2020
PRSU expense recognized	$12,642	$8,125	$5,692
Unamortized value of PRSUs	$8,911	$8,419	$7,848
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.8

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

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands except per share data):	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs(1)	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	804,465	$24.73	881,272	$21.33	709,754	$18.11
Granted	359,993	29.04	370,762	28.62	1,228,451	23.07
Vested	(319,595)	24.32	(390,358)	21.28	(1,004,450)	16.83
Forfeited	(30,029)	26.90	(57,211)	23.68	(52,483)	19.65
Balance, ending	814,834	$26.74	804,465	$24.73	881,272	$21.33

	Year Ended December 31,
(Dollars in thousands):	2022	2021	2020
RSU expense recognized(1)	$9,822	$7,731	$14,246
Unamortized value of RSUs(1)	$10,486	$10,561	$9,116
Weighted-average period expense is expected to be recognized (in years)(1)	1.7	1.7	1.8
(1) RSUs relating to the WLH acquisition are excluded from the table above. As of December 31, 2020, we recognized an additional $7.1 million of RSU expense. As of December 31, 2022, there is no remaining unamortized expense related to WLH RSU's.

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	TMHF, Inspired Title, and TMIS

Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows:

	Year Ended December 31, 2022
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$2,739,759	$2,024,730	$3,228,853	$135,491	$96,084	$8,224,917

Gross margin	$718,223	$493,006	$791,944	$51,531	$37,662	$2,092,366
Selling, general and administrative expense	(180,177)	(137,824)	(167,751)	—	(157,460)	(643,212)
Net (loss)/income from unconsolidated entities	—	(55)	(18,445)	5,271	(955)	(14,184)
Interest and other expense, net	(6,725)	(10,364)	(23,881)	—	(15,201)	(56,171)
Gain on extinguishment of debt	—	—	—	—	13,876	13,876
Income/(loss) before income taxes	$531,321	$344,763	$581,867	$56,802	$(122,078)	$1,392,675
(1) Includes the activity from our Build-To-Rent and Urban Form operations.

	Year Ended December 31, 2021
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$2,423,948	$1,741,689	$3,126,621	$164,615	$44,392	$7,501,265

Gross margin	$522,721	$336,896	$614,130	$62,767	$11,367	$1,547,881
Selling, general and administrative expense	(184,744)	(133,991)	(187,515)	—	(162,092)	(668,342)
Net income/(loss) from unconsolidated entities	—	306	2,190	8,644	(10)	11,130
Interest and other expense, net	(923)	(3,103)	(7,228)	—	(16,307)	(27,561)
Income/(loss) before income taxes	$337,054	$200,108	$421,577	$71,411	$(167,042)	$863,108
(1) Includes the activity from our Build-To-Rent and Urban Form operations.

	Year Ended December 31, 2020
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated (1)	Total
Total revenue	$1,919,247	$1,633,428	$2,396,101	$155,827	$24,717	$6,129,320

Gross margin	$319,361	$306,158	$352,648	$66,918	$(866)	$1,044,219
Selling, general and administrative expense	(160,222)	(132,796)	(165,682)	—	(113,675)	(572,375)
Net income from unconsolidated entities	—	23	683	10,470	—	11,176
Interest and other expense, net (2)	(574)	(4,471)	(37,600)	(8,971)	(97,040)	(148,656)
Loss on extinguishment of debt	—	—	—	—	(10,247)	(10,247)
Income/(loss) before income taxes	$158,565	$168,914	$150,049	$68,417	$(221,828)	$324,117
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Interest and other expense, net includes transaction related expenses for business acquisitions.

	As of December 31, 2022
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,820,765	$1,359,805	$2,453,662	$—	$—	$5,634,232
Investments in unconsolidated entities	46,629	104,070	80,310	5,283	46,608	282,900
Other assets	216,816	251,727	613,029	431,535	1,040,485	2,553,592
Total assets	$2,084,210	$1,715,602	$3,147,001	$436,818	$1,087,093	$8,470,724
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2021
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,781,948	$1,282,024	$2,665,084	$—	$—	$5,729,056
Investments in unconsolidated entities	—	87,600	79,531	4,275	—	171,406
Other assets	196,126	221,906	588,520	559,233	1,261,530	2,827,315
Total assets	$1,978,074	$1,591,530	$3,333,135	$563,508	$1,261,530	$8,727,777
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2020
(Dollars in thousands)	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,712,852	$1,176,604	$2,568,595	$—	$—	$5,458,051
Investments in unconsolidated entities	—	58,052	65,395	4,498	10	127,955
Other assets	170,382	192,981	578,231	284,265	926,130	2,151,989
Total assets	$1,883,234	$1,427,637	$3,212,221	$288,763	$926,140	$7,737,995
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.2 billion at both December 31, 2022 and 2021. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2022 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2022 and 2021, the aggregate purchase price of these contracts was $1.5 billion and $1.3 billion respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2022 and 2021, our legal accruals were $20.6 million and $21.7 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws. The class action complaint seeks an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Second District Court of Appeal on November 29, 2021, and as of December 31, 2022, our appeal remains pending. Plaintiffs have agreed to continue to pay club membership fees pending the outcome of the appeal. We believe, based on our assessment and the opinion of external legal counsel, that the court’s legal interpretation constitutes legal error and the court incorrectly ruled on this matter. In accordance with ASC Topic 450, Contingencies, we evaluated the range of loss and the likelihood of each potential amount of loss within the range.

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

15. MORTGAGE HEDGING ACTIVITIES

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Notional Amount(1)	Fair Value	Notional Amount(1)
IRLCs	$2,386	$375,030	$2,110	$158,299
MBSs	1,090	504,000	(449)	407,000
Total, net	$3,476		$1,661
(1) The notional amounts in the table above includes mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $419.6 million and $173.7 million at December 31, 2022 and 2021, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above include mandatory and best effort loans that have been locked and approved by underwriting.

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

Pro forma presentation for the WLH acquisition

For the Year Ended December 31,
(Dollars in thousands except per share data)	2020
Total revenue	$6,216,418

Net income before allocation to non-controlling interests	309,022
Net loss attributable to non-controlling interests — joint ventures	6,975
Net income available to TMHC	$302,047

Weighted average shares - Basic	131,011
Weighted average shares - Diluted	132,370

Earnings per share - Basic	$2.31
Earnings per share - Diluted	$2.28

For the year ended December 31, 2020, total revenue on the Consolidated Statement of Operations included $1.6 billion of revenues, and earnings before income taxes included $48.0 million of pre-tax earnings from WLH since the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of December 31, 2022, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2022. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
February 22, 2023

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III
	93	Item 10.	Directors, Executive Officers and Corporate Governance
	93	Item 11.	Executive Compensation
	93	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	93	Item 13.	Certain Relationships and Related Transactions, and Director Independence
	94	Item 14.	Principal Accountant Fees and Services

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in our 2023 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Compensation Committee Report” and “Audit Committee Report.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 26, 2022, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,890,471	(2)	$23.35	(3)	5,546,661	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)Equity compensation plans approved by security holders covers the Equity Plan. The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.
(2)Column (a) includes 1,617,213 shares of our Common Stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs”) and outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs, such equity awards are not included in the weighted-average exercise price calculation in column (b).
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

Part IV
	96	Item 15.	Exhibits and Financial Statement Schedules
	99	Item 16.	Form 10-K Summary

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
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

4.6
Eighth Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of March 5, 2014, among Taylor Morrison Communities, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (included as Exhibit 4.4 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference).

4.8
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of June 5, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference).

4.9
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of August 1, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.7 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference).

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

4.11
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Registration Statement on Form 8-A12B/A, filed on June 10, 2019, and incorporated herein by reference).

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

10.3†
Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 26, 2022) (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 31, 2022, and incorporated herein by reference).

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

10.7†
Amended and Restated Employment Agreement, dated October 12, 2021, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.7 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, and incorporated herein by reference).

10.7.1†
 Amendment to Amended and Restated Employment Agreement, dated July 26, 2022, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on October 26, 2022, and incorporated herein by reference).

10.9†
Amended and Restated Employment Agreement, dated October 12, 2021, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.9 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, and incorporated herein by reference).

10.9.1†
Amendment to Amended and Restated Employment Agreement, dated July 26, 2022, between Taylor Morrison, Inc. and Louis Steffens (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on October 26, 2022, and incorporated herein by reference).

10.10†
Amended and Restated Employment Agreement, dated October 26, 2021, between Taylor Morrison, Inc. and Louis Steffens (included as Exhibit 10.10 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, and incorporated herein by reference).

10.10.1†
Amendment to Amended and Restated Employment Agreement, dated July 26, 2022, between Taylor Morrison, Inc. and Darrell C. Sherman (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on October 26, 2022, and incorporated herein by reference).

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

10.17
Amended and Restated Credit Agreement, dated as of March 11, 2022, among the Borrower, Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., each lender from time to time party thereto and Citibank, N.A., as administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed on March 14, 2022, and incorporated herein by reference).

10.18	Warrant dated February 6, 2020 (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 6, 2020, and incorporated herein by reference).
10.20#
Limited Liability Company Agreement of TMVP BTR Venture, LLC (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on July 27, 2022, and incorporated herein by reference).

10.21
Additional Facilities Assumption Agreement, dated as of September 9, 2022, by and among the Borrower, Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the subsidiaries of the Borrower party thereto as guarantors, the lenders party thereto, the issuing banks party thereto and Citibank, N.A., as issuing bank and administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on September 13, 2022, and incorporated herein by reference).

21.1*	Subsidiaries of Taylor Morrison Home Corporation.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
# Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.

The registrant hereby agrees to furnish to the SEC at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.

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

DATE: February 22, 2023

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

Signature	Title	Date

/s/ William H. Lyon	Director	February 22, 2023
William H. Lyon

/s/ Peter Lane	Director	February 22, 2023
Peter Lane

/s/ David Merritt	Director	February 22, 2023
David Merritt

/s/ Anne L. Mariucci	Director	February 22, 2023
Anne L. Mariucci

/s/ Andrea Owen	Director	February 22, 2023
Andrea Owen

/s/ Denise Warren	Director	February 22, 2023
Denise Warren

/s/ Christopher Yip	Director	February 22, 2023
Christopher Yip