Form 10-Q
period 2023-03-31
Taylor Morrison Home Corp
filed 2023-04-26
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2023
Common stock, $0.00001 par value	109,112,512

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022
	3		Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022
	5		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022
	6		Notes to the Unaudited Condensed Consolidated Financial Statements
	19	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	30	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	31	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	32	ITEM 1.	Legal Proceedings
	32	ITEM 1A.	Risk Factors
	33	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	33	ITEM 3.	Defaults Upon Senior Securities
	33	ITEM 4.	Mine Safety Disclosures
	33	ITEM 5.	Other Information
	34	ITEM 6.	Exhibits

	35	SIGNATURES

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$877,717	$724,488
Restricted cash	6,717	2,147
Total cash, cash equivalents, and restricted cash	884,434	726,635
Real estate inventory:
Owned inventory	5,330,548	5,346,905
Consolidated real estate not owned	2,295	23,971
Total real estate inventory	5,332,843	5,370,876
Land deposits	228,117	263,356
Mortgage loans held for sale	186,194	346,364
Lease right of use assets	84,052	90,446
Prepaid expenses and other assets, net	225,381	265,392
Other receivables, net	196,184	191,504
Investments in unconsolidated entities	294,755	282,900
Deferred tax assets, net	67,656	67,656
Property and equipment, net	213,374	202,398
Goodwill	663,197	663,197
Total assets	$8,376,187	$8,470,724
Liabilities
Accounts payable	$247,887	$269,761
Accrued expenses and other liabilities	424,619	490,253
Lease liabilities	92,895	100,174
Income taxes payable	2,977	—
Customer deposits	414,085	412,092
Estimated development liabilities	43,005	43,753
Senior notes, net	1,816,877	1,816,303
Loans payable and other borrowings	338,667	361,486
Mortgage warehouse borrowings	146,334	306,072
Liabilities attributable to consolidated real estate not owned	2,295	23,971
Total liabilities	$3,529,641	$3,823,865
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	4,846,546	4,646,859
Total liabilities and stockholders’ equity	$8,376,187	$8,470,724

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Home closings revenue, net	$1,612,595	$1,644,409
Land closings revenue	4,520	15,610
Financial services revenue	35,149	35,199
Amenity and other revenue	9,593	7,906
Total revenue	1,661,857	1,703,124
Cost of home closings	1,227,513	1,264,974
Cost of land closings	4,345	14,364
Financial services expenses	22,148	24,214
Amenity and other expenses	8,285	6,444
Total cost of revenue	1,262,291	1,309,996
Gross margin	399,566	393,128
Sales, commissions and other marketing costs	92,760	89,123
General and administrative expenses	66,261	68,142
Net income from unconsolidated entities	(1,929)	(1,831)
Interest (income)/expense, net	(1,111)	4,252
Other (income)/expense, net	(4,834)	542
Income before income taxes	248,419	232,900
Income tax provision	57,191	54,439
Net income before allocation to non-controlling interests	191,228	178,461
Net income attributable to non-controlling interests	(177)	(1,758)
Net income available to Taylor Morrison Home Corporation	$191,051	$176,703
Earnings per common share
Basic	$1.76	$1.46
Diluted	$1.74	$1.44
Weighted average number of shares of common stock:
Basic	108,429	121,186
Diluted	110,053	122,657

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

For the three months ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
Net income	—	—	—	—	—	191,051	—	177	191,228
Exercise of stock options and issuance of restricted stock units, net(1)	1,148,175	—	4,493	—	—	—	—	—	4,493
Repurchase of common stock	(109,325)	—	—	109,325	(3,568)	—	—	—	(3,568)
Stock compensation expense	—	—	7,533	—	—	—	—	—	7,533
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1	1
Balance – March 31, 2023	109,034,112	$1	$3,037,515	51,506,248	$(1,140,706)	$2,932,666	$359	$16,711	$4,846,546

(1)
Dollar amount includes $13.5 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

For the three months ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
Balance – December, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	176,703	—	1,758	178,461
Exercise of stock options and issuance of restricted stock units, net(1)	479,928	—	(1,265)	—	—	—	—	—	(1,265)
Repurchase of common stock	(1,948,187)	—	—	1,948,187	(58,029)	—	—	—	(58,029)
Stock compensation expense	—	—	6,863	—	—	—	—	—	6,863
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(1,752)	(1,752)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(462)	(462)
Balance – March 31, 2022	120,365,390	$1	$3,002,809	38,776,746	$(818,892)	$1,865,518	$689	$44,673	$4,094,798

(1)
Dollar amount includes $2.4 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$191,228	$178,461
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from unconsolidated entities	(1,929)	(1,831)
Stock compensation expense	7,533	6,863
Distributions of earnings from unconsolidated entities	847	2,058
Depreciation and amortization	7,087	8,841
Operating lease expense	7,144	6,913
Debt issuance costs amortization	868	191
Changes in operating assets and liabilities:
Real estate inventory and land deposits	51,596	(286,828)
Mortgages held for sale, prepaid expenses and other assets	190,202	171,618
Customer deposits	1,993	55,211
Accounts payable, accrued expenses and other liabilities	(112,097)	(138,247)
Income taxes payable	2,977	54,211
Net cash provided by operating activities	347,449	57,461
Cash Flows from Investing Activities:
Purchase of property and equipment	(13,807)	(5,389)
Distributions of capital from unconsolidated entities	350	—
Investments of capital into unconsolidated entities	(11,123)	(2,052)
Net cash used in investing activities	(24,580)	(7,441)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	2,425	18,287
Repayments on loans payable and other borrowings	(7,377)	(26,688)
Borrowings on revolving credit facilities	—	32,548
Repayments on revolving credit facilities	—	(64,077)
Borrowings on mortgage warehouse facilities	634,404	562,024
Repayments on mortgage warehouse facilities	(794,142)	(775,249)
Proceeds from stock option exercises and issuance of restricted stock units, net	4,493	(1,265)
Payment of principal portion of finance lease	(1,305)	(1,332)
Repurchase of common stock, net	(3,568)	(58,029)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	—	(1,752)
Net cash used in financing activities	(165,070)	(315,533)
Net Increase/Decrease in Cash and Cash Equivalents and Restricted Cash	$157,799	$(265,513)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	726,635	836,340
Cash, Cash Equivalents, and Restricted Cash — End of period	$884,434	$570,827
Supplemental Cash Flow Information
Income tax refunds/(payments)	$1,943	$(228)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$39,865	$59,830
Change in inventory not owned	$(21,676)	$(11,896)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and 55-plus active lifestyle buyers. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our homebuilding segments operate under our Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our wholly owned insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). Certain prior year amounts have been reclassified to conform to current year presentation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Joint Ventures - We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests” on the unaudited Condensed Consolidated Statement of Operations. The equity from the percentage of the joint ventures not owned by us is presented as “Non-controlling interests” on the unaudited Condensed Consolidated Statement of Stockholders’ Equity. The balance of Non-Controlling interests will fluctuate from period to period as a result of activities within the respective joint ventures which may include the allocation of income or losses, distributions or contributions associated with the partners within the joint venture.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

community duration will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or as finished lots.

We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to Cost of home closings when the related inventory is charged to Cost of home closings.

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2023 and 2022, no impairment charges were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2023 and December 31, 2022, we had no inactive projects.

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

Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-refundable deposit. We are not legally obligated to purchase the balance of the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the unaudited Condensed Consolidated Balance Sheets.

Investments in Consolidated and Unconsolidated Entities

Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risk associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, when we enter into agreements to acquire land or lots and pay a non-refundable deposit, we evaluate if a Variable Interest Entity (“VIE”) should be created if we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, in the unaudited Condensed Consolidated Balance Sheets.

Unconsolidated Joint Ventures — We use the equity method of accounting for entities which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that the partners have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Net income/loss from unconsolidated entities on the unaudited Condensed Consolidated Statement of Operations when earned and distributions are credited against our Investments in unconsolidated entities on the unaudited Condensed Consolidated Balance Sheets when received.

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no material impairment charges related to the investments in unconsolidated entities for the three months ended March 31, 2023 and 2022.

Revenue Recognition — Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

Home and land closings revenue

Under Topic 606, the following steps are applied to determine home closings revenue and land closings revenue recognition: (1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. Our home sales transactions, have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of the recognition of home and land sales revenue:

•
Revenue from closings of residential real estate is recognized when the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
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

Financial services revenue

Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. All of the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

loans at time of sale, and based on the difference between the selling price and carrying value of the related loans upon sale, record a gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses are realized and unrealized gains and losses from hedging instruments. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the statement of operations in the period in which they occur.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income available to TMHC	$191,051	$176,703
Denominator:
Weighted average shares – basic	108,429	121,186
Restricted stock units	913	801
Stock Options	711	670
Weighted average shares – diluted	110,053	122,657
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$1.76	$1.46
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$1.74	$1.44

The above calculations of weighted average shares exclude 664,145 and 1,045,290 of anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three months ended March 31, 2023 and 2022, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Real estate developed and under development	$3,618,428	$3,607,227
Real estate held for development or held for sale (1)	48,881	43,314
Total owned lots	3,667,309	3,650,541
Operating communities (2)	1,466,632	1,506,241
Capitalized interest	196,607	190,123
Total owned inventory	5,330,548	5,346,905
Consolidated real estate not owned	2,295	23,971
Total real estate inventory	$5,332,843	$5,370,876

(1)
Real estate held for development or held for sale includes properties which are not in active production.
(2)
Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

The development status of our land inventory is as follows (dollars in thousands):

	As of
	March 31, 2023		December 31, 2022
	Owned Lots	Book Value of Land and Development	Owned Lots	Book Value of Land and Development
Homebuilding owned lots
Undeveloped	14,248	$465,215	14,985	$522,594
Under development	10,694	1,175,219	10,716	1,106,751
Finished	17,783	2,024,986	18,366	2,018,062
Total homebuilding owned lots	42,725	3,665,420	44,067	3,647,407
Other assets(1)	—	1,889	—	3,134
Total owned lots	42,725	$3,667,309	44,067	$3,650,541

(1)
The remaining book value of land and development relates to parcels of commercial assets which are. excluded from the owned lots presented in the table.

Undeveloped lots are those where no phase specific development work has commenced. Under development lots include land where phase specific development has commenced. Finished lots are fully developed. This classification allows for multi-phase or master planned communities to be presented in more than one lot status based on their development.

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

	As of
	March 31, 2023			December 31, 2022
	Controlled Lots	Purchase Price	Land Deposits (1)	Controlled Lots	Purchase Price	Land Deposits (1)
Homebuilding controlled lots
Land option purchase contracts	7,169	$484,988	$40,346	6,582	$428,612	$47,678
Land banking arrangements	7,073	1,020,063	147,584	7,369	1,057,065	156,653
Other controlled lots	16,415	1,018,841	34,235	16,891	956,712	50,218
Total controlled lots	30,657	$2,523,892	$222,165	30,842	$2,442,389	$254,549

(1)
Land deposits are non-refundable and represent exposure to loss related to our contracts with third parties, unconsolidated entities, and land banking arrangements.. In addition, at March 31, 2023 and December 31, 2022 we had refundable deposits of $6.0 million and $8.8 million respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest capitalized - beginning of period	$190,123	$168,670
Interest incurred and capitalized(1)	34,133	39,729
Interest amortized to cost of home closings	(27,649)	(30,430)
Interest capitalized - end of period	$196,607	$177,969

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Assets:
Real estate inventory	$786,053	$749,942
Other assets	177,855	146,770
Total assets	$963,908	$896,712
Liabilities and owners’ equity:
Debt	$275,878	$238,263
Other liabilities	35,168	31,824
Total liabilities	$311,046	$270,087
Owners’ equity:
TMHC	$294,755	$282,900
Others	358,107	343,725
Total owners’ equity	$652,862	$626,625
Total liabilities and owners’ equity	$963,908	$896,712

	Three Months Ended March 31,
	2023	2022
Revenues	$19,536	$30,401
Costs and expenses	(14,699)	(25,694)
Net income from unconsolidated entities	$4,837	$4,707
TMHC’s share in net income of unconsolidated entities	$1,929	$1,831
Distributions to TMHC from unconsolidated entities	$1,197	$2,058

Consolidated Entities

We have several joint ventures for the purpose of real estate development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the VIEs, or joint ventures. For this specific subset of joint ventures, based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and the entities are consolidated.

As of March 31, 2023, the assets of the consolidated joint ventures totaled $277.2 million, of which $31.3 million was cash and cash equivalents, $72.4 million was owned inventory and $123.3 million was fixed assets (primarily related to Urban Form). The majority of the fixed asset balance is held for sale as of March 31, 2023. As of December 31, 2022, the assets of the consolidated joint ventures totaled $277.6 million, of which $38.9 million was cash and cash equivalents, $72.0 million was owned inventory and $123.2 million was fixed assets. The liabilities of the consolidated joint ventures totaled $154.1 million and $155.5 million as of March 31, 2023 and December 31, 2022, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Real estate development costs to complete	$52,589	$53,155
Compensation and employee benefits	68,029	112,294
Self-insurance and warranty reserves	158,222	161,675
Interest payable	26,558	37,434
Property and sales taxes payable	24,069	30,046
Other accruals	95,152	95,649
Total accrued expenses and other liabilities	$424,619	$490,253

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Reserve - beginning of period	$161,675	$141,839
Additions to reserves	14,447	8,884
Cost of claims incurred	(20,508)	(12,473)
Changes in estimates to pre-existing reserves	2,608	2,720
Reserve - end of period	$158,222	$140,970

7. DEBT

Total debt consists of the following (in thousands):

	As of
	March 31, 2023			December 31, 2022
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.625% Senior Notes due 2024	350,000	(494)	349,506	350,000	(628)	349,372
5.875% Senior Notes due 2027	500,000	(3,264)	496,736	500,000	(3,459)	496,541
6.625% Senior Notes due 2027(1)	27,070	1,238	28,308	27,070	1,310	28,380
5.75% Senior Notes due 2028	450,000	(3,025)	446,975	450,000	(3,183)	446,817
5.125% Senior Notes due 2030	500,000	(4,648)	495,352	500,000	(4,807)	495,193
Senior Notes subtotal	$1,827,070	$(10,193)	$1,816,877	$1,827,070	$(10,767)	$1,816,303
Loans payable and other borrowings	338,667	—	338,667	361,486	—	361,486
$1 Billion Revolving Credit Facility(2)(3)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(2)(3)	—	—	—	—	—	—
Mortgage warehouse borrowings	146,334	—	146,334	306,072	—	306,072
Total debt	$2,312,071	$(10,193)	$2,301,878	$2,494,628	$(10,767)	$2,483,861

(1)
Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting.
(2)
Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the Consolidated Balance Sheets.
(3)
The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”.

Debt Instruments

Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2022. For information regarding such instruments, refer to Note 8 to the Consolidated Financial Statements in our Annual Report. As of March 31, 2023, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility

Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, we had $3.6 million and $3.8 million, respectively, of unamortized debt issuance costs relating to our $1 Billion Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, we had $70.2 million and $69.2 million, respectively, of utilized letters of credit, resulting in $929.8 million and $930.8 million, respectively, of availability under the $1 Billion Revolving Credit Facility.

The $1 Billion Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level, currently of at least $3.0 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $1 Billion Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $1 Billion Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $1 Billion Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $1 Billion Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of March 31, 2023, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$39,608	$60,000	Daily SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse B	27,747	75,000	BSBY 1M + 1.65%	on Demand	Mortgage Loans
Warehouse C	31,614	75,000	Term SOFR + 1.65%	on Demand	Mortgage Loans & Pledged Cash
Warehouse D	17,077	70,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	30,288	70,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$146,334	$350,000

	As of December 31, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,066	$60,000	Daily SOFR + 1.70%	On Demand	Mortgage Loans
Warehouse B	94,258	150,000	BSBY 1M + 1.65%	On Demand	Mortgage Loans
Warehouse C	53,607	75,000	Term SOFR + 1.65%	On Demand	Mortgage Loans & Restricted Cash
Warehouse D	83,259	140,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	45,882	70,000	Term SOFR + 1.60%	On Demand	Mortgage Loans
Total	$306,072	$495,000

(1)
The mortgage warehouse borrowings outstanding as of March 31, 2023 and December 31, 2022 were collateralized by $186.2 million and $346.4 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $6.7 million and $2.1 million, respectively, of restricted cash on our unaudited Condensed Consolidated Balance Sheets.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of March 31, 2023 and December 31, 2022 consist of project-level debt due to various land sellers and financial institutions for specific projects. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 9% and 0% to 8% at each of March 31, 2023 and December 31, 2022, respectively. We impute interest for loans with no stated interest rates.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2023, when compared to December 31, 2022.

The carrying value and fair value of our financial instruments are as follows:

		March 31, 2023		December 31, 2022
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$186,194	$186,194	$346,364	$346,364
IRLCs	3	4,571	4,571	2,386	2,386
MBSs	2	(3,190)	(3,190)	1,090	1,090
Mortgage warehouse borrowings	2	146,334	146,334	306,072	306,072
Loans payable and other borrowings	2	338,667	338,667	361,486	361,486
5.625% Senior Notes due 2024 (1)	2	349,506	347,519	349,372	347,375
5.875% Senior Notes due 2027 (1)	2	496,736	490,515	496,541	480,060
6.625% Senior Notes due 2027 (1)	2	28,308	25,920	28,380	26,123
5.75% Senior Notes due 2028 (1)	2	446,975	442,652	446,817	421,358
5.125% Senior Notes due 2030 (1)	2	495,352	461,540	495,193	434,330
Equity Security	1	460	460	460	460

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level in Fair Value Hierarchy	As of December 31, 2022
Description:
Real estate inventories	3	$48,360

As of March 31, 2023, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

9. INCOME TAXES

The effective tax rate for the three months ended March 31, 2023 was 23.0%, compared to 23.4% for the same period in 2022. For the three months ended March 31, 2023 and 2022 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and special deductions and credits relating to homebuilding activities.

At both March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

10. STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Amount available for repurchase — beginning of period	$279,138	$230,413
Amount repurchased	(3,568)	(58,029)
Amount available for repurchase — end of period	$275,570	$172,384

The Company repurchased 109,325 and 1,948,187 shares under the share repurchase program during the three months ended March 31, 2023 and 2022, respectively.

The Inflation Reduction Act was enacted on August 16, 2022 and includes an excise tax on the net repurchase of company stock. This act was effective as of January 1, 2023 and did not have a material impact on our financial statements for the quarter ended March 31, 2023. We will continue to assess the impact it may have on our financial results.

11. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of March 31, 2023, we had an aggregate of 4,998,916 shares of Common Stock available for future grants under the Plan.

The following table provides the outstanding balance of time-based and performance based RSUs and stock options as of March 31, 2023:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at March 31, 2023	1,495,712	$29.85	2,845,081	$25.90

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock units (1)	$6,675	$5,780
Stock options	858	1,083
Total stock compensation	$7,533	$6,863

(1)
Includes compensation expense related to time-based RSUs and PRSUs.

At March 31, 2023 and December 31, 2022, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $43.1 million and $27.1 million, respectively.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended March 31, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$610,813	$465,011	$547,906	$35,149	$2,978	$1,661,857
Gross margin	165,707	111,313	108,627	13,001	918	399,566
Selling, general and administrative expenses	(43,047)	(36,956)	(40,484)	—	(38,534)	(159,021)
Net (loss)/income from unconsolidated entities	—	(82)	(235)	2,275	(29)	1,929
Interest and other (expense)/income, net	(1,212)	(1,341)	3,779	—	4,719	5,945
Income/(loss) before income taxes	$121,448	$72,934	$71,687	$15,276	$(32,926)	$248,419

(1)
Includes the activity from our Build-To-Rent and Urban Form operations.

	Three Months Ended March 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$525,121	$370,735	$770,210	$35,199	$1,859	$1,703,124
Gross margin	125,691	74,008	181,531	10,985	913	393,128
Selling, general and administrative expenses	(40,326)	(29,440)	(43,519)	—	(43,980)	(157,265)
Net (loss)/income from unconsolidated entities	—	85	(312)	2,058	—	1,831
Interest and other income/(expense), net	(432)	(1,860)	(1,966)	—	(536)	(4,794)
Income/(loss) before income taxes	$84,933	$42,793	$135,734	$13,043	$(43,603)	$232,900

(1)
Includes the activity from our Build-To-Rent and Urban Form operations.

	As of March 31, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,837,715	$1,292,465	$2,430,780	$—	$—	$5,560,960
Investments in unconsolidated entities	49,359	108,706	80,958	6,711	49,021	294,755
Other assets	158,939	255,225	589,270	271,726	1,245,312	2,520,472
Total assets	$2,046,013	$1,656,396	$3,101,008	$278,437	$1,294,333	$8,376,187

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,820,765	$1,359,805	$2,453,662	$—	$—	$5,634,232
Investments in unconsolidated entities	46,629	104,070	80,310	5,283	46,608	282,900
Other assets	216,816	251,727	613,029	431,535	1,040,485	2,553,592
Total assets	$2,084,210	$1,715,602	$3,147,001	$436,818	$1,087,093	$8,470,724

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.3 billion as of March 31, 2023 and $1.2 billion as of December 31, 2022. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2023 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At both March 31, 2023 and December 31, 2022, the aggregate purchase price for these land option contracts and land banking arrangements was $1.5 billion.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At March 31, 2023 and December 31, 2022, our legal accruals were $17.5 million and $20.6 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc. (an acquired AV Homes entity), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws. The class action complaint seeks an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Second District Court of Appeal on November 29, 2021, and as of March 31, 2023, our appeal remained pending. Subsequent to March 31, 2023, oral arguments have been scheduled for May 2023.

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

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $92.9 million and $100.2 million as of March 31, 2023 and December 31, 2022, respectively. We recorded lease expense of approximately $7.1 million and $6.9 million for the three months ended March 31, 2023, and 2022, within General and administrative expenses on our unaudited Condensed Consolidated Statement of Operations.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

14. MORTGAGE HEDGING ACTIVITIES

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	March 31, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$4,571	$445,752	$2,386	$375,030
MBSs	(3,190)	502,000	1,090	504,000
Total	$1,381		$3,476

(1)
The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $496.5 million and $419.6 million as of March 31, 2023 and December 31, 2022, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

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

Forward-Looking Statements

This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Business Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations across 11 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and 55-plus active lifestyle buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our wholly owned insurance agency, TMIS. Our business as of March 31, 2023 is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

As of March 31, 2023, we employed approximately 2,700 full-time equivalent persons. Of these, approximately 2,300 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.

First Quarter 2023 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):

•
Home closings declined eight percent to 2,541 homes, which generated revenue of $1.6billion.
•
Home closings gross margin improved 80 basis points to 23.9 percent.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Net sales orders declined seven percent to 2,854, which represented a monthly absorption pace of 2.9 per community versus 3.1 a year ago.
•
SG&A as a percentage of home closings revenue increased 30 basis points to 9.9 percent.
•
Homebuilding lots decreased five percent to approximately 73,000 homesites, or 5.9 years of supply, of which 3.4 years was owned.
•
Controlled lots as a percentage of total lot supply increased approximately 300 basis points to 42 percent.
•
Book value per share increased 32 percent to $44.04.
•
Return on equity improved 480 basis points to 23.9 percent.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Statements of Operations Data:
Home closings revenue, net	$1,612,595	$1,644,409
Land closings revenue	4,520	15,610
Financial services revenue	35,149	35,199
Amenity and other revenue	9,593	7,906
Total revenue	1,661,857	1,703,124
Cost of home closings	1,227,513	1,264,974
Cost of land closings	4,345	14,364
Financial services expenses	22,148	24,214
Amenity and other expenses	8,285	6,444
Total cost of revenue	1,262,291	1,309,996
Gross margin	399,566	393,128
Sales, commissions and other marketing costs	92,760	89,123
General and administrative expenses	66,261	68,142
Net income from unconsolidated entities	(1,929)	(1,831)
Interest (income)/expense, net	(1,111)	4,252
Other (income)/expense, net	(4,834)	542
Income before income taxes	248,419	232,900
Income tax provision	57,191	54,439
Net income before allocation to non-controlling interests	191,228	178,461
Net income attributable to non-controlling interests	(177)	(1,758)
Net income available to Taylor Morrison Home Corporation	$191,051	$176,703
Home closings gross margin	23.9%	23.1%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.8%	5.4%
General and administrative expenses as a percentage of home closings revenue, net	4.1%	4.2%

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we provide our investors with supplemental information relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin; (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio.

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains on land transfers and extinguishment of debt, net, and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, as applicable, interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A reconciliation of (i) EBITDA and adjusted EBITDA and (ii) net homebuilding debt to capitalization ratio to the comparable GAAP measures is presented below. Because the company did not experience any material adjustments applicable to (i) adjusted net income and adjusted earnings per common share; (ii) adjusted income before income taxes and related margin; or (iii) adjusted home closings gross margin during the periods presented that would cause such measures to differ from the comparable GAAP measures, such measures have not been separately presented herein.

EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income before allocation to non-controlling interests	$191,228	$178,461
Interest (income)/expense, net	(1,111)	4,252
Amortization of capitalized interest	27,649	30,430
Income tax provision	57,191	54,439
Depreciation and amortization	1,790	1,930
EBITDA	$276,747	$269,512
Non-cash compensation expense	7,533	6,863
Adjusted EBITDA	$284,280	$276,375
Total revenue	$1,661,857	$1,703,124
Net income before allocation to non-controlling interests as a percentage of total revenue	11.5%	10.5%
EBITDA as a percentage of total revenue	16.7%	15.8%
Adjusted EBITDA as a percentage of total revenue	17.1%	16.2%

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Homebuilding Debt to Capitalization Ratio Reconciliation

($ in thousands)	As of March 31, 2023	As of December 31, 2022	As of March 31, 2022
Total debt	$2,301,878	$2,483,861	$3,048,373
Plus: unamortized debt issuance cost/(premium), net	10,193	10,767	(2,311)
Less: mortgage warehouse borrowings	$(146,334)	(306,072)	(200,662)
Total homebuilding debt	$2,165,737	$2,188,556	$2,845,400
Total equity	4,846,546	4,646,859	4,094,798
Total capitalization	$7,012,283	$6,835,415	$6,940,198
Total homebuilding debt to capitalization ratio	30.9%	32.0%	41.0%
Total homebuilding debt	$2,165,737	$2,188,556	$2,845,400
Less: cash and cash equivalents	(877,717)	(724,488)	(569,249)
Net homebuilding debt	$1,288,020	$1,464,068	$2,276,151
Total equity	4,846,546	4,646,859	4,094,798
Total capitalization	$6,134,566	$6,110,927	$6,370,949
Net homebuilding debt to capitalization ratio	21.0%	24.0%	35.7%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The results for the three months ended March 31, 2023 and 2022 were impacted by various macro economic conditions. The results for the three months ended March 31, 2022 were benefited from the increased housing demand and significant price appreciation which began in the second half of 2020, whereas the results for the three months ended March 31, 2023 were negatively impacted by reduced demand for housing. We believe the shift in housing demand has been driven by a rapid increase in mortgage interest rates, which followed significant home inflation in 2020 and 2021. Higher housing costs, as well as the speed of change in mortgage interest rates caused by the Federal Reserve’s actions to slow inflation, created affordability constraints for some consumers and reduced overall consumer confidence. This resulted in a reduction in net sales orders, as well as an increase in cancellations. In response, we began to adjust pricing, primarily by offering finance incentives, as well as discounts and other net pricing reductions. These pricing adjustments helped to drive an increase in gross sales orders and a gradual normalization in cancellations beginning in the quarter ended March 31, 2023. Because of enhanced operational efficiencies and the balanced mix of our sales between to-be-built and spec home sales, we have maintained a strong home closings gross margin even after reducing net pricing.Operational information related to each period is presented below:

Ending Active Selling Communities

	As of March 31,		Change
	2023	2022
East	106	121	(12.4)%
Central	98	106	(7.5)%
West	120	97	23.7%
Total	324	324	—

The total ending active selling communities remained flat at March 31, 2023 compared to March 31, 2022. The increase in the West is due to several master planned community openings. The East and Central regions experienced community close outs which were not more than offset by new community openings.

Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	1,079	1,027	5.1%	$644,519	$606,210	6.3%	$597	$590	1.2%
Central	674	887	(24.0)%	384,830	583,279	(34.0)%	571	658	(13.2)%
West	1,101	1,140	(3.4)%	756,344	895,730	(15.6)%	687	786	(12.6)%
Total	2,854	3,054	(6.5)%	$1,785,693	$2,085,219	(14.4)%	$626	$683	(8.3)%

(1)
Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales orders and sales value decreased by 6.5% and 14.4%, for the three months ended March 31, 2023 compared to the same period in the prior year, respectively. We believe the decreases were primarily the result of the change in economic conditions and home buyer apprehensions due to rising mortgage interest rates over the past year. In addition, the decrease in average selling price is a result of an increase in our pricing incentives and/or discounts in certain markets which caused the overall average selling price to decrease for the three months ended March 31, 2023 compared to the same period in the prior year.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2023	2022
East	9.3%	4.8%
Central	18.0%	6.6%
West	15.8%	7.5%
Total Company	14.0%	6.4%

(1)
Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the three months ended March 31, 2023 compared to the same period in the prior year. The increase in cancellations is due primarily to increases in mortgage interest rates and buyer apprehensions given elevated macroeconomic uncertainty and affordability constraints for some consumers.

Sales Order Backlog

	Three Months Ended March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	2,658	3,309	(19.7)%	$1,775,970	$2,002,530	(11.3)%	$668	$605	10.4%
Central	1,660	3,010	(44.9)%	1,132,928	1,962,538	(42.3)%	682	652	4.6%
West	1,949	3,081	(36.7)%	1,328,187	2,232,878	(40.5)%	681	725	(6.1)%
Total	6,267	9,400	(33.3)%	$4,237,085	$6,197,946	(31.6)%	$676	$659	2.6%

(1)
Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total sold homes in backlog and total sales value decreased by 33.3% and 31.6% at March 31, 2023 compared to March 31, 2022, respectively. The decrease in sold homes in backlog is primarily the result of a decrease in net sales as well as an increase in cancellations. The average selling price of homes in backlog increased by 2.6% as a result of sales price appreciation over the past year, but is partially offset by the pricing incentives and/or discounts we began offering in the latter half of 2022.

Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	1,004	937	7.2%	$601,611	$505,998	18.9%	$599	$540	10.9%
Central	731	664	10.1%	463,394	368,575	25.7%	634	555	14.2%
West	806	1,167	(30.9)%	547,590	769,836	(28.9)%	679	660	2.9%
Total	2,541	2,768	(8.2)%	$1,612,595	$1,644,409	(1.9)%	$635	$594	6.9%

The number of homes closed and homes closing revenue, net decreased by 8.2% and 1.9% for the three months ended March 31, 2023, compared to the same period in the prior year, respectively. The decrease in the number of homes closed is primarily due to less sales order backlog and an increase in cancellations in the current year period compared to the prior year period. Average selling price increased by 6.9% as a result of sales price appreciation which partially offset the impact of the decrease of home closings revenue, net, for the three months ended March 31, 2023, compared to the same period in the prior year.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
East	$2,903	$13,440	$(10,537)
Central	1,617	2,160	(543)
West	—	10	(10)
Total	$4,520	$15,610	$(11,090)

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

Amenity and Other Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
East	$6,299	$5,683	$616
Central	—	—	—
West	316	364	(48)
Corporate	2,978	1,859	1,119
Total	$9,593	$7,906	$1,687

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Build-To-Rent and Urban Form operations.

Home Closings Gross Margin

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Home closings revenue, net	$601,611	$505,998	$463,394	$368,575	$547,590	$769,836	$1,612,595	$1,644,409
Cost of home closings	436,446	381,946	352,229	295,057	438,838	587,971	1,227,513	1,264,974
Home closings gross margin	$165,165	$124,052	$111,165	$73,518	$108,752	$181,865	$385,082	$379,435
Home closings gross margin %	27.5%	24.5%	24.0%	19.9%	19.9%	23.6%	23.9%	23.1%

Home closings gross margin increased 80 basis points to 23.9% for the three months ended March 31, 2023, compared to 23.1% in the comparable prior year period. We maintained an overall strong margin as a result of our mix of between to-be-built and spec home closings. The East and Central regions experienced price appreciation over the past several quarters which resulted in an increase in home closings gross margin which was partially offset by an increase in pricing incentives and/or discounts. The West region experienced a decrease in home closings gross margin as a result of pricing incentives or discounts above the company average. These pricing incentives or discounts were partially offset by limited price appreciation across several divisions in the region.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Services

The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Mortgage services revenue	$25,603	$27,715	(7.6)%
Title services and other revenues	9,546	7,484	27.6%
Total financial services revenue	35,149	35,199	(0.1)%
Financial services net income from unconsolidated entities	2,275	2,058	10.5%
Total revenue	37,424	37,257	0.4%
Financial services expenses	22,148	24,214	(8.5)%
Financial services income before income taxes	$15,276	$13,043	17.1%
Total originations:
Number of Loans	1,531	1,582	(3.2)%
Principal	$718,279	$688,665	4.3%

	Three Months Ended March 31,
	2023	2022
Supplemental data:
Average FICO score	756	753
Funded origination breakdown:
Government (FHA,VA,USDA)	15.5%	16.6%
Other agency	79.8%	80.0%
Total agency	95.3%	96.6%
Non-agency	4.7%	3.4%
Total funded originations	100.0%	100.0%

Total financial services revenue was approximately $35 million for both the three months ended March 31, 2023 and 2022. Mortgage services revenue decreased for the three months ended March 31, 2023 compared to the same period in the prior year, which was nearly fully offset by an increase in title services and other revenues. The decrease in mortgage services revenue was due to fewer home mortgage originations, while an increase in the average selling price of homes closed increased title services revenue as title revenue is based on the home's sales price.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 5.8% from 5.4% for the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily due to the decrease in home closings revenue, net, and an increase in external commissions costs.

General and Administrative Expenses

General and administrative expenses as a percentage of home closings revenue, net, remained relatively flat for the three months ended March 31, 2023 compared to the same period in the prior year as a result of our continuous efforts to maintain stable operating costs.

Net Income from Unconsolidated Entities

Net income from unconsolidated entities was $1.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the three months ended March 31, 2023 compared to the same period in the prior year.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest (Income)/Expense, Net

Interest income, net was $1.1 million for the three months ended March 31, 2023 and interest expense, net was $4.3 million for the three months ended March 31, 2022 . The net interest income for the three months ended March 31, 2023 was primarily due to an increase in interest income as a result of higher cash balances and an increase in the interest rates earned on such balances.

Other (Income)/Expense, Net

Other income, net was $4.8 million for the three months ended March 31, 2023 and other expense, net was $0.5 million for the three months ended March 31, 2022. The net other income in the current period was primarily related to a recovery on a previously written-off deposit as well as other income earned from non-core operations.

Income Tax Provision

The effective tax rate for the three months ended March 31, 2023 was 23.0%, compared to 23.4% for the same period in 2022. For the three months ended March 31, 2023 and 2022 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and special deductions and credits relating to homebuilding activities.

Net Income

Net income and diluted earnings per share for the three months ended March 31, 2023 was $191.1 million and $1.74, respectively. Net income and diluted earnings per share for the three months ended March 31, 2022 was $176.7 million and $1.44, respectively. The increases in net income and diluted earnings per share from the prior year were primarily attributable to higher gross margin, higher interest and other income, and lower general and administrative expenses.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

• Cash generated from operations;	• Mortgage warehouse facilities;
• Borrowings under our Revolving Credit Facilities;	• Project-level real estate financing (including non-recourse loans, land banking, and joint ventures); and
• Our various series of Senior Notes;	• Performance, payment and completion surety bonds, and letters of credit.

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

The three month period ended March 31, 2023 witnessed significant disruptions to the banking system and financial market volatility resulting from certain bank failures. While we maintained no accounts at any failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties, which consist of major financial institutions. Generally, deposits may be redeemed on demand and are maintained with financial institutions with reputable credit.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2023	December 31, 2022
Total cash, excluding restricted cash	$877,717	$724,488
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability	100,000	100,000
Letters of credit outstanding	(70,154)	(69,249)
Revolving Credit Facilities availability	1,029,846	1,030,751
Total liquidity	$1,907,563	$1,755,239

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facilities to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, and repurchases of common stock. We believe we will generate sufficient cash from our operations to meet the demands for such payments, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands. As part of our operations, we may also from time to time purchase our outstanding debt or equity through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt and/or purchases or equity, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $347.4 million for the three months ended March 31, 2023, compared to $57.5 million for the three months ended March 31, 2022. The increase in cash provided by operating activities is primarily driven by an increase in net income and a decrease in spend on real estate inventory and land deposits.

Investing Cash Flow Activities

Net cash used in investing activities was $24.6 million for the three months ended March 31, 2023, compared to $7.4 million for the three months ended March 31, 2022. The increase in cash used in investing activities was primarily due to an increase in capital investments into unconsolidated entities and an increase in the purchase of property and equipment.

Financing Cash Flow Activities

Net cash used in financing activities was $165.1 million for the three months ended March 31, 2023, compared to $315.5 million for the three months ended March 31, 2022. The decrease in cash used in financing activities was primarily due to lower net repayments on our Revolving Credit Facilities and mortgage warehouse facilities during the three months ended March 31, 2023 compared to the same period in the prior year as well as lower repurchases of common stock during the three months ended March 31, 2023 compared to the same period in the prior year.

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Credit Facilities, see Note 7 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements as of March 31, 2023

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

For the three months ended March 31, 2023 and 2022, total cash contributions to unconsolidated joint ventures were $11.1 million and $2.1 million, respectively.

Land Option Contracts and Land Banking Agreements

We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At both March 31, 2023 and December 31, 2022, the aggregate purchase price for land under these contracts was $1.5 billion.

Seasonality

Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a higher portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include:

• the timing of the introduction and start of construction of new projects;	• mix of homes closed;
• the timing of sales;	• construction timetables;
• the timing of closings of homes, lots and parcels;	• the cost and availability of materials and labor; and
• the timing of receipt of regulatory approvals for development and construction;	• weather conditions in the markets in which we build.
• the condition of the real estate market and general economic conditions in the areas in which we operate;

TAYLOR MORRISON HOME CORPORATION 10-Q

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2023 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2023, approximately 94% of our debt was fixed rate and 6% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to borrowings by TMHF under its various mortgage warehouse facilities. As of March 31, 2023, we had no outstanding borrowings under our Revolving Credit Facilities. We had approximately $1.0 billion of additional availability for borrowings under the Credit Facilities including $129.8 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of March 31, 2023 (giving effect to $70.2 million of letters of credit outstanding as of such date).

The London Interbank Offered Rate (“LIBOR”) was the primary basis for determining interest payments on borrowings under each of our mortgage warehouse facilities and our Revolving Credit Facilities. On March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. In response to the planned discontinuation of LIBOR, our warehouse facilities agreements for facilities A, C, D, and E as well as our Revolving Credit Facilities have been restructured to begin using SOFR as the basis for determining interest rates. The agreement for warehouse facility B was also restructured to use the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the primary basis for determining interest payments. The BSBY index is a proprietary index calculated daily as a credit sensitive supplement to manage the spread between funding costs and earned interest on loans. At this time, it is not possible to predict the full effect that the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR and BSBY, will have on us or our borrowing costs. SOFR and BSBY are relatively new reference rates and their composition and characteristics are not the same as LIBOR. Given the limited history of these rates and potential volatility as compared to other benchmark or market rates, the future performance of these rates cannot be predicted based on historical performance. The consequences of using SOFR and BSBY could include an increase in the cost of our variable rate indebtedness.

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

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2023. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed Rate Debt	$152.5	$422.8	$60.2	$33.2	$538.9	$958.1	$2,165.7	$2,106.8
Weighted average interest rate(1)	2.9%	5.1%	2.9%	2.9%	5.5%	5.6%	5.2%
Variable Rate Debt(2)	$146.3	$—	$—	$—	$—	$—	$146.3	$146.3
Weighted average interest rate	6.4%	—	—	—	—	—	6.4%

(1)
Represents the coupon rate of interest on the full principal amount of the debt.
(2)
Based upon the amount of variable rate debt outstanding at March 31, 2023, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.5 million per year.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, as of March 31, 2023 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 13 - Commitments and Contingencies under “Legal Proceedings” in the Notes to the unaudited Condensed Consolidated Financial Statements included in this quarterly report.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its Common Stock during the three months ended March 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1 to January 31, 2023	102,725	$32.58	102,725	$275,791
February 1 to February 28, 2023	6,600	33.56	6,600	275,570
March 1 to March 31, 2023	—	—	—	275,570
Total	109,325		109,325

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 1, 2023, our board of directors approved an amendment and restatement of our By-laws. Among other things, the amendments update certain provisions of Article 3, Sections 3.3 and 3.4 regarding the procedure and disclosure required in connection with stockholder director nominations, including to address newly adopted Rule 14a-19 of the Exchange Act, as amended. Such updates include, without limitation, requiring a nominating stockholder to represent whether it intends to solicit proxies in accordance with Rule 14a-19 and to provide reasonable evidence that it has satisfied Rule 14a-19, along with background information and disclosures regarding, among other things, nominating stockholders, proposed director candidates, and other persons related to a stockholder’s solicitation of proxies.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).
3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Louis Steffens, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL (and contained in Exhibit 101).

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

TAYLOR MORRISON HOME CORPORATION 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	April 26, 2023
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Louis Steffens
Louis Steffens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

TAYLOR MORRISON HOME CORPORATION 10-Q