Form 10-Q
period 2023-06-30
Taylor Morrison Home Corp
filed 2023-07-26
CIK 1562476

bi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2023
Common stock, $0.00001 par value	109,448,089

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022
	3		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022
	6		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022
	7		Notes to the Unaudited Condensed Consolidated Financial Statements
	21	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	33	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	34	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	35	ITEM 1.	Legal Proceedings
	35	ITEM 1A.	Risk Factors
	36	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	36	ITEM 3.	Defaults Upon Senior Securities
	36	ITEM 4.	Mine Safety Disclosures
	36	ITEM 5.	Other Information
	38	ITEM 6.	Exhibits

	39	SIGNATURES

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,227,264	$724,488
Restricted cash	765	2,147
Total cash, cash equivalents, and restricted cash	1,228,029	726,635
Real estate inventory:
Owned inventory	5,232,853	5,346,905
Consolidated real estate not owned	892	23,971
Total real estate inventory	5,233,745	5,370,876
Land deposits	207,946	263,356
Mortgage loans held for sale	287,001	346,364
Lease right of use assets	80,578	90,446
Prepaid expenses and other assets, net	261,070	265,392
Other receivables, net	189,455	191,504
Investments in unconsolidated entities	306,265	282,900
Deferred tax assets, net	67,656	67,656
Property and equipment, net	223,847	202,398
Goodwill	663,197	663,197
Total assets	$8,748,789	$8,470,724
Liabilities
Accounts payable	$281,583	$269,761
Accrued expenses and other liabilities	462,032	490,253
Lease liabilities	89,310	100,174
Income taxes payable	3,012	—
Customer deposits	380,724	412,092
Estimated development liabilities	42,352	43,753
Senior notes, net	1,817,457	1,816,303
Loans payable and other borrowings	326,216	361,486
Mortgage warehouse borrowings	249,898	306,072
Liabilities attributable to consolidated real estate not owned	892	23,971
Total liabilities	$3,653,476	$3,823,865
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	5,095,313	4,646,859
Total liabilities and stockholders’ equity	$8,748,789	$8,470,724

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home closings revenue, net	$1,996,747	$1,883,020	$3,609,342	$3,527,429
Land closings revenue	12,628	36,816	17,148	52,426
Financial services revenue	41,914	35,471	77,063	70,670
Amenity and other revenue	9,275	39,716	18,868	47,622
Total revenue	2,060,564	1,995,023	3,722,421	3,698,147
Cost of home closings	1,514,237	1,381,610	2,741,750	2,646,584
Cost of land closings	12,703	24,204	17,048	38,568
Financial services expenses	25,342	21,483	47,490	45,697
Amenity and other expenses	8,597	26,246	16,882	32,690
Total cost of revenue	1,560,879	1,453,543	2,823,170	2,763,539
Gross margin	499,685	541,480	899,251	934,608
Sales, commissions and other marketing costs	113,034	96,135	205,794	185,258
General and administrative expenses	70,649	69,407	136,910	137,549
Net (income)/loss from unconsolidated entities	(3,186)	3,637	(5,115)	1,806
Interest (income)/expense, net	(5,120)	5,189	(6,231)	9,441
Other expense/(income), net	8,549	(11,014)	3,715	(10,472)
Gain on extinguishment of debt, net	—	(13,471)	—	(13,471)
Income before income taxes	315,759	391,597	564,178	624,497
Income tax provision	80,854	98,443	138,045	152,882
Net income before allocation to non-controlling interests	234,905	293,154	426,133	471,615
Net income attributable to non-controlling interests	(303)	(2,167)	(480)	(3,925)
Net income available to Taylor Morrison Home Corporation	$234,602	$290,987	$425,653	$467,690
Earnings per common share
Basic	$2.15	$2.47	$3.91	$3.91
Diluted	$2.12	$2.45	$3.85	$3.87
Weighted average number of shares of common stock:
Basic	109,210	117,932	108,822	119,550
Diluted	110,856	118,931	110,466	120,796

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

For the three months ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – March 31, 2023	109,034,112	$1	$3,037,515	51,506,248	$(1,140,706)	$2,932,666	$359	$16,711	$4,846,546
Net income	—	—	—	—	—	234,602	—	303	234,905
Exercise of stock options and issuance of restricted stock units, net(1)	409,672	—	8,591	—	—	—	—	—	8,591
Stock compensation expense	—	—	5,271	—	—	—	—	—	5,271
Balance – June 30, 2023	109,443,784	$1	$3,051,377	51,506,248	$(1,140,706)	$3,167,268	$359	$17,014	$5,095,313

(1)
Dollar amount includes $8.9 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

For the three months ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – March 31, 2022	120,365,390	$1	$3,002,809	38,776,746	$(818,892)	$1,865,518	$689	$44,673	$4,094,798
Net income	—	—	—	—	—	290,987	—	2,167	293,154
Exercise of stock options and issuance of restricted stock units, net(1)	54,833	—	532	—	—	—	—	—	532
Repurchase of common stock	(6,779,498)	—	—	6,779,498	(172,384)	—	—	—	(172,384)
Stock compensation expense	—	—	5,278	—	—	—	—	—	5,278
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(27,176)	(27,176)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(307)	(307)
Balance – June 30, 2022	113,640,725	$1	$3,008,619	45,556,244	$(991,276)	$2,156,505	$689	$19,357	$4,193,895

(1)
Dollar amount includes $0.6 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

For the six months ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
Net income	—	—	—	—	—	425,653	—	480	426,133
'Exercise of stock options and issuance of restricted stock units, net(1)	1,557,847	—	13,084	—	—	—	—	—	13,084
Repurchase of common stock	(109,325)	—	—	109,325	(3,568)	—	—	—	(3,568)
Stock compensation expense	—	—	12,804	—	—	—	—	—	12,804
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1	1
Balance – June 30, 2023	109,443,784	$1	$3,051,377	51,506,248	$(1,140,706)	$3,167,268	$359	$17,014	$5,095,313
(1)
Dollar amount includes $22.4 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

For the six months ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	467,690	—	3,925	471,615
Exercise of stock options and issuance of restricted stock units, net(1)	534,761	—	(733)	—	—	—	—	—	(733)
Repurchase of common stock	(8,727,685)	—	—	8,727,685	(230,413)	—	—	—	(230,413)
Stock compensation expense	—	—	12,141	—	—	—	—	—	12,141
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(28,928)	(28,928)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(769)	(769)
Balance – June 30, 2022	113,640,725	$1	$3,008,619	45,556,244	$(991,276)	$2,156,505	$689	$19,357	$4,193,895
(1)
Dollar amount includes $2.9 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$426,133	$471,615
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income)/loss from unconsolidated entities	(5,115)	1,806
Stock compensation expense	12,804	12,141
Gain on extinguishment of debt, net	—	(13,471)
Gain on land transfers	—	(13,700)
Distributions of earnings from unconsolidated entities	5,534	4,252
Depreciation and amortization	14,478	17,758
Operating lease expense	13,512	13,632
Debt issuance costs amortization	1,744	544
Change in Urban Form assets due to sale	—	11,675
Changes in operating assets and liabilities:
Real estate inventory and land deposits	169,462	(667,846)
Mortgage loans held for sale, prepaid expenses and other assets	46,618	305,465
Customer deposits	(31,368)	94,240
Accounts payable, accrued expenses and other liabilities	(49,703)	(44,476)
Income taxes payable	3,012	1,855
Net cash provided by operating activities	607,111	195,490
Cash Flows from Investing Activities:
Purchase of property and equipment	(21,045)	(12,801)
Distributions of capital from unconsolidated entities	350	86,576
Investments of capital into unconsolidated entities	(24,134)	(69,582)
Net cash (used in)/provided by investing activities	(44,829)	4,193
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	2,426	29,877
Repayments on loans payable and other borrowings	(15,346)	(45,226)
Borrowings on revolving credit facilities	—	182,548
Repayments on revolving credit facilities	—	(64,077)
Borrowings on mortgage warehouse facilities	1,503,098	1,193,232
Repayments on mortgage warehouse facilities	(1,559,272)	(1,427,564)
Repayments on senior notes	—	(264,111)
Proceeds from stock option exercises and issuance of restricted stock units, net	13,084	(733)
Payment of principal portion of finance lease	(1,310)	(1,335)
Repurchase of common stock, net	(3,568)	(230,413)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	—	(28,928)
Net cash used in financing activities	(60,888)	(656,730)
Net Increase/Decrease in Cash and Cash Equivalents and Restricted Cash	$501,394	$(457,047)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	726,635	836,340
Cash, Cash Equivalents, and Restricted Cash — End of period	$1,228,029	$379,293
Supplemental Cash Flow Information
Income tax payments	$(78,877)	$(112,167)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$84,445	$159,637
Change in inventory not owned	$(23,079)	$15,503
Investments of land in unconsolidated joint ventures, net	$—	$143,206

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We are the general contractors for all real estate projects and retain subcontractors for home construction and land development. Our homebuilding segments operate under our various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our wholly owned insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2023 and 2022, no impairment charges to our real estate inventory were recorded.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2023 and December 31, 2022, we had no inactive projects.

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

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships among the entity's partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded a $3.5 million impairment charge related to an investment in one of our unconsolidated entities for the three and six months ended June 30, 2022. No such charges were recorded for the three or six months ended June 30, 2023.

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

Amenity and other revenue

We own and operate certain amenities such as golf courses, clubhouses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced on a monthly basis. Revenue from our golf club operations is also included in amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets from our Urban Form and Build-to-Rent operations.

Financial services revenue

Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. Generally, loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, and based on the difference between the selling price and carrying value of the related loans upon sale, record a

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses are realized and unrealized gains and losses from hedging instruments. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the statement of operations in the period in which they occur.
3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock (as defined in Note 10) outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income available to TMHC	$234,602	$290,987	$425,653	$467,690
Denominator:
Weighted average shares – basic	109,210	117,932	108,822	119,550
Restricted stock units	804	513	863	667
Stock Options	842	486	781	579
Weighted average shares – diluted	110,856	118,931	110,466	120,796
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$2.15	$2.47	$3.91	$3.91
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$2.12	$2.45	$3.85	$3.87

The above calculations of weighted average shares - diluted exclude 347,052 and 267,531 of anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three and six months ended June 30, 2023, respectively, and 2,176,897 and 1,462,766 of anti-dilutive stock options and RSUs for the three and six months ended June 30, 2022, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Real estate developed and under development	$3,613,811	$3,607,227
Real estate held for development or held for sale (1)	56,035	43,314
Total owned	3,669,846	3,650,541
Operating communities (2)	1,371,703	1,506,241
Capitalized interest	191,304	190,123
Total owned inventory	5,232,853	5,346,905
Consolidated real estate not owned	892	23,971
Total real estate inventory	$5,233,745	$5,370,876

(1)
Real estate held for development or held for sale includes properties which are not in active production.
(2)
Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

The development status of our land inventory is as follows (dollars in thousands):

	As of
	June 30, 2023		December 31, 2022
	Owned Lots	Book Value of Land Developed and Under Development	Owned Lots	Book Value of Land Developed and Under Development
Homebuilding owned lots
Undeveloped	13,585	$453,893	14,985	$522,594
Under development	8,671	924,530	10,716	1,106,751
Finished	19,154	2,289,534	18,366	2,018,062
Total homebuilding owned lots	41,410	3,667,957	44,067	3,647,407
Other assets(1)	—	1,889	—	3,134
Total owned lots	41,410	$3,669,846	44,067	$3,650,541

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

	As of
	June 30, 2023			December 31, 2022
	Controlled Lots	Purchase Price	Land Deposits (1)	Controlled Lots	Purchase Price	Land Deposits (1)
Homebuilding controlled lots
Land option purchase contracts	5,946	$455,581	$38,547	6,582	$428,612	$47,678
Land banking arrangements	6,816	991,636	145,817	7,369	1,057,065	156,653
Other controlled lots	18,272	923,510	19,667	16,891	956,712	50,218
Total controlled lots	31,034	$2,370,727	$204,031	30,842	$2,442,389	$254,549

(1)
Land deposits are non-refundable and represent exposure to loss related to our contracts with third parties, unconsolidated entities, and land banking arrangements.. In addition, at June 30, 2023 and December 31, 2022 we had refundable deposits of $3.9 million and $8.8 million respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest capitalized - beginning of period	$196,607	$177,969	$190,123	$168,670
Interest incurred and capitalized(1)	32,049	40,815	66,182	80,544
Interest amortized to cost of home closings	(37,352)	(33,420)	(65,001)	(63,850)
Interest capitalized - end of period	$191,304	$185,364	$191,304	$185,364

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Assets:
Real estate inventory	$833,192	$749,942
Other assets	168,072	146,770
Total assets	$1,001,264	$896,712
Liabilities and owners’ equity:
Debt	$277,282	$238,263
Other liabilities	44,792	31,824
Total liabilities	$322,074	$270,087
Owners’ equity:
TMHC	$306,265	$282,900
Others	372,925	343,725
Total owners’ equity	$679,190	$626,625
Total liabilities and owners’ equity	$1,001,264	$896,712

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$32,100	$94,166	$51,637	$124,567
Costs and expenses	(24,067)	(94,086)	(38,766)	(119,016)
Net income from unconsolidated entities	$8,033	$80	$12,871	$5,551
TMHC’s share in net income/(loss) of unconsolidated entities	$3,186	$(3,637)	$5,115	$(1,806)
Distributions to TMHC from unconsolidated entities	$4,687	$88,770	$5,884	$90,828

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

As of June 30, 2023, the assets of the consolidated joint ventures totaled $273.9 million, of which $23.9 million was cash and cash equivalents, $75.9 million was owned inventory and $123.0 million was fixed assets (primarily related to Urban Form). The majority of the fixed asset balance which was previously classified as held for sale, has been reclassified as held for investment as of June 30, 2023. As of December 31, 2022, the assets of the consolidated joint ventures totaled $277.6 million, of which $38.9 million was cash and cash equivalents, $72.0 million was owned inventory and $123.2 million was fixed assets. The liabilities of the consolidated joint ventures totaled $149.1 million and $155.5 million as of June 30, 2023 and December 31, 2022, respectively, and were primarily comprised of notes payable, accounts payable and accrued liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Real estate development costs to complete	$50,915	$53,155
Compensation and employee benefits	91,333	112,294
Self-insurance and warranty reserves	160,326	161,675
Interest payable	37,064	37,434
Property and sales taxes payable	24,233	30,046
Other accruals	98,161	95,649
Total accrued expenses and other liabilities	$462,032	$490,253

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reserve - beginning of period	$158,222	$140,970	$161,675	$141,839
Additions to reserves	24,887	23,519	39,334	32,403
Cost of claims incurred	(23,318)	(27,729)	(43,826)	(40,202)
Changes in estimates to pre-existing reserves	535	731	3,143	3,451
Reserve - end of period	$160,326	$137,491	$160,326	$137,491

7. DEBT

Total debt consists of the following (in thousands):

	As of
	June 30, 2023			December 31, 2022
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.625% Senior Notes due 2024	350,000	(359)	349,641	350,000	(628)	349,372
5.875% Senior Notes due 2027	500,000	(3,063)	496,937	500,000	(3,459)	496,541
6.625% Senior Notes due 2027(1)	27,070	1,166	28,236	27,070	1,310	28,380
5.75% Senior Notes due 2028	450,000	(2,867)	447,133	450,000	(3,183)	446,817
5.125% Senior Notes due 2030	500,000	(4,490)	495,510	500,000	(4,807)	495,193
Senior Notes subtotal	$1,827,070	$(9,613)	$1,817,457	$1,827,070	$(10,767)	$1,816,303
Loans payable and other borrowings	326,216	—	326,216	361,486	—	361,486
$1 Billion Revolving Credit Facility(2)(3)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(2)(3)	—	—	—	—	—	—
Mortgage warehouse borrowings	249,898	—	249,898	306,072	—	306,072
Total debt	$2,403,184	$(9,613)	$2,393,571	$2,494,628	$(10,767)	$2,483,861

(1)
Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting.
(2)
Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the Condensed Consolidated Balance Sheets.
(3)
The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”.

Debt Instruments

Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2022. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated Financial Statements in our Annual Report. As of June 30, 2023, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility

Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, we had $3.3 million and $3.8 million, respectively, of unamortized debt issuance costs relating to our $1 Billion Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, we had $71.9 million and $69.2 million, respectively, of utilized letters of credit, resulting in $928.1 million and $930.8 million, respectively, of availability under the $1 Billion Revolving Credit Facility.

The $1 Billion Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level, currently of at least $3.2 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $1 Billion Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $1 Billion Revolving Credit Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $1 Billion Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $1 Billion Revolving Credit Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

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

As of June 30, 2023, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$51,735	$60,000	Daily SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse B(2)	18,446	75,000	BSBY 1M + 1.65%	on Demand	Mortgage Loans
Warehouse C	60,512	100,000	Term SOFR + 1.65%	on Demand	Mortgage Loans & Pledged Cash
Warehouse D(3)	57,835	70,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	61,370	70,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$249,898	$375,000

	As of December 31, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,066	$60,000	Daily SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse B	94,258	150,000	BSBY 1M + 1.65%	on Demand	Mortgage Loans
Warehouse C	53,607	75,000	Term SOFR + 1.65%	on Demand	Mortgage Loans & Pledged Cash
Warehouse D	83,259	140,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	45,882	70,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$306,072	$495,000

(1)
The mortgage warehouse borrowings outstanding as of June 30, 2023 and December 31, 2022 were collateralized by $287.0 million and $346.4 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $0.8 million and $2.1 million, respectively, of restricted cash on our unaudited Condensed Consolidated Balance Sheets.
(2)
Beginning October 1, 2023, the lender for Warehouse B will discontinue providing mortgage warehouse facility financing to the industry in general. However, the line will not be terminated until all loans are sold or transferred. We expect to replace the liquidity provided by Warehouse B by expanding the size of other facilities, and do not believe the termination of Warehouse B will have a significant impact on our liquidity or mortgage operations.
(3)
We intend on renewing this warehouse facility upon expiration.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of June 30, 2023 and December 31, 2022 consist of project-level debt due to various land sellers and financial institutions for specific projects. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 9% and 0% to 8% at each of June 30, 2023 and December 31, 2022, respectively. We impute interest for loans with no stated interest rates.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. Derivative assets and liabilities include interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2023, when compared to December 31, 2022.

The carrying value and fair value of our financial instruments are as follows:

		June 30, 2023		December 31, 2022
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$287,001	$287,001	$346,364	$346,364
IRLCs	3	(77)	(77)	2,386	2,386
MBSs	2	1,166	1,166	1,090	1,090
Mortgage warehouse borrowings	2	249,898	249,898	306,072	306,072
Loans payable and other borrowings	2	326,216	326,216	361,486	361,486
5.625% Senior Notes due 2024 (1)	2	349,641	347,375	349,372	347,375
5.875% Senior Notes due 2027 (1)	2	496,937	491,095	496,541	480,060
6.625% Senior Notes due 2027 (1)	2	28,236	26,778	28,380	26,123
5.75% Senior Notes due 2028 (1)	2	447,133	435,119	446,817	421,358
5.125% Senior Notes due 2030 (1)	2	495,510	461,745	495,193	434,330
Equity Security	1	460	460	460	460

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

As of June 30, 2023, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

9. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2023 was 25.6% and 24.5%, respectively, compared to 25.1% and 24.5%, respectively, for the same periods in 2022.

For the three months ended June 30, 2023 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation, and amounts attributable to non-controlling interests in joint ventures.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

For the six months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, excess tax benefits related to stock-based compensation, non-deductible executive compensation, and special deductions and credits relating to homebuilding activities. The effective tax rate benefited from the extension of the federal §45L energy-efficient homes tax credits. The tax credit provisions were extended and modified by the Inflation Reduction Act ("IRA") enacted in August 2022 and applies to homes closed in 2022-2032.

For the three and six months ended June 30, 2022 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to prior homebuilding activities.

The IRA also created a 15% corporate alternative minimum tax. The corporate alternative minimum tax had no material impact on our consolidated financial statements for the three and six months ended June 30, 2023.

There were no unrecognized tax benefits as of June 30, 2023 or December 31, 2022.

10. STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Amount available for repurchase — beginning of period	$275,570	$172,384	$279,138	$230,413
Amount cancelled from expired or unused authorizations	—	(75,000)	—	(75,000)
Additional amount authorized for repurchase	—	500,000	—	500,000
Amount repurchased	—	(172,384)	(3,568)	(230,413)
Amount available for repurchase — end of period	$275,570	$425,000	$275,570	$425,000

The Company repurchased no shares for the three months ended June 30, 2023 and 109,325 shares during the six months ended June 30, 2023. The Company repurchased 6,779,498 and 8,727,685 shares during the three and six months ended June 30, 2022, respectively.

The Inflation Reduction Act was enacted on August 16, 2022 and includes a one percent excise tax on the net repurchase of company stock. This act was effective as of January 1, 2023 and did not have a material impact on our financial statements for the three and six months ended June 30, 2023. We will continue to assess the impact it may have on our financial results.

11. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of June 30, 2023, we had an aggregate of 5,123,541 shares of Common Stock available for future grants under the Plan.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of June 30, 2023:

	Restricted Stock Units (time and performance)		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at June 30, 2023	1,489,690	$30.20	2,429,418	$26.50

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units (1)	$4,212	$4,137	$10,887	$9,918
Stock options	1,059	1,141	1,917	2,223
Total stock compensation	$5,271	$5,278	$12,804	$12,141
(1)
Includes compensation expense related to time-based RSUs and PRSUs.

At June 30, 2023 and December 31, 2022, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $38.4 million and $27.1 million, respectively.

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended June 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$740,064	$623,207	$652,257	$41,914	$3,122	$2,060,564
Gross margin	203,165	160,485	119,113	16,572	350	499,685
Selling, general and administrative expenses	(47,904)	(45,390)	(47,101)	(91)	(43,197)	(183,683)
Net income/(loss) from unconsolidated entities	—	100	(173)	3,259	—	3,186
Interest and other (expense)/income, net (2)	(1,136)	(1,520)	(3,007)	—	2,234	(3,429)
Income/(loss) before income taxes	$154,125	$113,675	$68,832	$19,740	$(40,613)	$315,759
(1)
Includes the activity from our Build-To-Rent and Urban Form operations.
(2)
Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Three Months Ended June 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$635,862	$457,512	$832,274	$35,471	$33,904	$1,995,023
Gross margin	174,535	117,356	222,687	13,988	12,914	541,480
Selling, general and administrative expenses	(44,589)	(33,499)	(42,374)	—	(45,080)	(165,542)
Net (loss)/income from unconsolidated entities	—	(39)	(5,793)	2,195	—	(3,637)
Interest and other income/(expense), net (2)	10,110	(1,076)	(3,703)	—	494	5,825
Gain on extinguishment of debt, net	—	—	—	—	13,471	13,471
Income/(loss) before income taxes	$140,056	$82,742	$170,817	$16,183	$(18,201)	$391,597
(1)
Includes the activity from our Build-To-Rent and Urban Form operations.
(2)
Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

	Six Months Ended June 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,350,877	$1,088,219	$1,200,162	$77,063	$6,100	$3,722,421
Gross margin	368,872	271,798	227,741	29,573	1,267	899,251
Selling, general and administrative expenses	(90,951)	(82,346)	(87,585)	(91)	(81,731)	(342,704)
Net income/(loss) from unconsolidated entities	—	19	(408)	5,534	(30)	5,115
Interest and other (expense)/income, net(2)	(2,348)	(2,861)	772	—	6,953	2,516
Income/(loss) before income taxes	$275,573	$186,610	$140,520	$35,016	$(73,541)	$564,178

(1)
Includes the activity from our Build-To-Rent and Urban Form operations
(2)
Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.
(3)

	Six Months Ended June 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,160,983	$828,247	$1,602,484	$70,670	$35,763	$3,698,147
Gross margin	300,226	191,364	404,218	24,973	13,827	934,608
Selling, general and administrative expenses	(84,915)	(62,939)	(85,893)	—	(89,060)	(322,807)
Net income/(loss) from unconsolidated entities	—	46	(6,105)	4,253	0	(1,806)
Interest and other income/(expense), net(2)	9,678	(2,936)	(5,669)	—	(42)	1,031
Gain on extinguishment of debt, net	—	—	—	—	13,471	13,471
Income/(loss) before income taxes	$224,989	$125,535	$306,551	$29,226	$(61,804)	$624,497

(1)
Includes the activity from our Build-To-Rent and Urban Form operations.
(2)
Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

	As of June 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,811,595	$1,153,486	$2,476,610	$—	$—	$5,441,691
Investments in unconsolidated entities	49,359	114,867	82,656	5,283	54,100	306,265
Other assets	164,370	231,157	600,774	373,674	1,630,858	3,000,833
Total assets	$2,025,324	$1,499,510	$3,160,040	$378,957	$1,684,958	$8,748,789

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,820,765	$1,359,805	$2,453,662	$—	$—	$5,634,232
Investments in unconsolidated entities	46,629	104,070	80,310	5,283	46,608	282,900
Other assets	216,816	251,727	613,029	431,535	1,040,485	2,553,592
Total assets	$2,084,210	$1,715,602	$3,147,001	$436,818	$1,087,093	$8,470,724

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.3 billion as of June 30, 2023 and $1.2 billion as of December 31, 2022. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2023 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At June 30, 2023 and December 31, 2022, the aggregate purchase price for land under these contracts was $1.4 billion and $1.5 billion, respectively.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At June 30, 2023 and December 31, 2022, our legal accruals were $19.0 million and $20.6 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc. (an acquired AV Homes entity), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws. The class action complaint seeks an injunction to prohibit future collection of club membership fees. On November 2, 2021, the trial court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal on November 29, 2021, and on June 23, 2023 the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court. We have since filed a notice to invoke the discretionary review of the Florida Supreme Court.

Plaintiffs have agreed to continue to pay club membership fees pending the outcome of the appeal to the Florida Supreme Court. We believe, based on our assessment and the opinion of external legal counsel, that the trial and District Court’s legal interpretation constitutes legal error and the courts incorrectly ruled on this matter. In accordance with ASC Topic 450, Contingencies, we evaluated the range of loss and the likelihood of each potential amount of loss within the range.

While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, in evaluating the potential outcomes, we believe the more likely outcome is that we win the appeal to the Florida Supreme Court. This belief is based on our review of the legal merit of the judgment and the opinions of the trial and District Courts, as well as the opinion of external legal counsel. Accordingly, in assessing the range of possible loss, we believe the more likely outcome is that we win on appeal to the Florida Supreme Court and will have zero liability.

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $89.3 million and $100.2 million as of June 30, 2023 and December 31, 2022, respectively. We recorded lease expense of approximately $6.4 million and $13.5 million for the three and six months ended June 30, 2023, and $6.7 million and $13.6 million for the three and six months ended June 30, 2022, within General and administrative expenses on our unaudited Condensed Consolidated Statement of Operations.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

14. MORTGAGE HEDGING ACTIVITIES

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	June 30, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(77)	$280,235	$2,386	$375,030
MBSs	1,166	478,887	1,090	504,000
Total	$1,089		$3,476
(1)
The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $307.4 million and $419.6 million as of June 30, 2023 and December 31, 2022, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.

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

Business Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations across 11 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our wholly owned insurance agency, TMIS. Our business as of June 30, 2023 is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

As of June 30, 2023, we employed approximately 2,700 full-time equivalent persons. Of these, approximately 2,300 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.

Factors Affecting Comparability of Results

For the three and six months ended June 30, 2022, we recognized a $13.7 million gain on land transfers relating to our unconsolidated joint ventures which is included in Other expense/(income), net on the Condensed Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2022, we recognized a $13.5 million net gain on extinguishment of debt relating to our

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partial redemption of the 6.625% Senior Notes due 2027 which is included in Gain on extinguishment of debt, net on our Condensed Consolidated Statements of Operations. We did not recognize similar gains for the three or six months ended June 30, 2023.

Second Quarter 2023 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):

•
Closings increased 3% to 3,125 homes at an average price of $639,000, which generated home closings revenue of $2.0 billion.
•
Home closings gross margin declined 240 basis points year over year but increased 30 basis points sequentially to 24.2%.
•
Net sales orders increased 18% to 3,023, driven by a monthly absorption pace of 3.1 per community versus 2.6 a year ago.
•
Ended the quarter with approximately 72,000 homebuilding lots owned and controlled, representing 5.8 years of total supply, of which 3.3 years was owned.
•
Total liquidity reached an all-time high of $2.3 billion.
•
Homebuilding debt-to-capitalization declined to 29.7% on a gross basis and 15.4% net of $1.2 billion of unrestricted cash.
•
The Company’s credit rating was upgraded by Moody’s to Ba2 from Ba3 with a Stable outlook.
•
Book value per share increased 30% to $45.96.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Statements of Operations Data:
Home closings revenue, net	$1,996,747	$1,883,020	$3,609,342	$3,527,429
Land closings revenue	12,628	36,816	17,148	52,426
Financial services revenue	41,914	35,471	77,063	70,670
Amenity and other revenue	9,275	39,716	18,868	47,622
Total revenue	2,060,564	1,995,023	3,722,421	3,698,147
Cost of home closings	1,514,237	1,381,610	2,741,750	2,646,584
Cost of land closings	12,703	24,204	17,048	38,568
Financial services expenses	25,342	21,483	47,490	45,697
Amenity and other expenses	8,597	26,246	16,882	32,690
Total cost of revenue	1,560,879	1,453,543	2,823,170	2,763,539
Gross margin	499,685	541,480	899,251	934,608
Sales, commissions and other marketing costs	113,034	96,135	205,794	185,258
General and administrative expenses	70,649	69,407	136,910	137,549
Net (income)/loss from unconsolidated entities	(3,186)	3,637	(5,115)	1,806
Interest (income)/expense, net	(5,120)	5,189	(6,231)	9,441
Other expense/(income), net	8,549	(11,014)	3,715	(10,472)
Gain on extinguishment of debt, net	—	(13,471)	—	(13,471)
Income before income taxes	315,759	391,597	564,178	624,497
Income tax provision	80,854	98,443	138,045	152,882
Net income before allocation to non-controlling interests	234,905	293,154	426,133	471,615
Net income attributable to non-controlling interests	(303)	(2,167)	(480)	(3,925)
Net income available to Taylor Morrison Home Corporation	$234,602	$290,987	$425,653	$467,690
Home closings gross margin	24.2%	26.6%	24.0%	25.0%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.7%	5.1%	5.7%	5.3%
General and administrative expenses as a percentage of home closings revenue, net	3.5%	3.7%	3.8%	3.9%

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers and extinguishment of debt, net, and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, as applicable, interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers and extinguishment of debt, net. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance cost/(premium), net, and less mortgage warehouse borrowings, net of unrestricted cash and cash equivalents (“net homebuilding debt”), by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding inventory impairment charges.

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

A reconciliation of (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) EBITDA and adjusted EBITDA and (iv) net homebuilding debt to capitalization ratio to the comparable GAAP measures is presented below. Because the company did not experience any material adjustments applicable to adjusted home closings gross margin during the periods presented that would cause such measure to differ from the comparable GAAP measure, such measure has not been separately presented herein.

Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended June 30,
(Dollars in thousands, except per share data)	2023	2022
Net income available to TMHC	$234,602	$290,987
Gain on land transfers	—	(13,700)
Gain on extinguishment of debt, net	—	(13,471)
Tax impact due to above non-GAAP reconciling items	—	6,749
Adjusted net income	$234,602	$270,565
Basic weighted average number of shares	109,210	117,932
Adjusted earnings per common share - Basic	$2.15	$2.29
Diluted weighted average number of shares	110,856	118,931
Adjusted earnings per common share - Diluted	$2.12	$2.27

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022
Income before income taxes	$315,759	$391,597
Gain on land transfers	—	(13,700)
Gain on extinguishment of debt, net	—	(13,471)
Adjusted income before income taxes	$315,759	$364,426
Total revenue	$2,060,564	$1,995,023
Income before income taxes margin	15.3%	19.6%
Adjusted income before income taxes margin	15.3%	18.3%

EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022
Net income before allocation to non-controlling interests	$234,905	$293,154
Interest (income)/expense, net	(5,120)	5,189
Amortization of capitalized interest	37,352	33,420
Income tax provision	80,854	98,443
Depreciation and amortization	1,540	1,442
EBITDA	$349,531	$431,648
Non-cash compensation expense	5,271	5,278
Gain on land transfers	—	(13,700)
Gain on extinguishment of debt, net	—	(13,471)
Adjusted EBITDA	$354,802	$409,755
Total revenue	$2,060,564	$1,995,023
Net income before allocation to non-controlling interests as a percentage of total revenue	11.4%	14.7%
EBITDA as a percentage of total revenue	17.0%	21.6%
Adjusted EBITDA as a percentage of total revenue	17.2%	20.5%

Net Homebuilding Debt to Capitalization Ratio Reconciliation

(Dollars in thousands)	As of June 30, 2023	As of March 31, 2023	As of June 30, 2022
Total debt	$2,393,571	$2,301,878	$2,950,744
Plus: unamortized debt issuance cost, net	9,613	10,193	11,891
Less: mortgage warehouse borrowings	$(249,898)	(146,334)	(179,555)
Total homebuilding debt	$2,153,286	$2,165,737	$2,783,080
Total equity	5,095,313	4,846,546	4,193,895
Total capitalization	$7,248,599	$7,012,283	$6,976,975
Total homebuilding debt to capitalization ratio	29.7%	30.9%	39.9%
Total homebuilding debt	$2,153,286	$2,165,737	$2,783,080
Less: cash and cash equivalents	(1,227,264)	(877,717)	(378,340)
Net homebuilding debt	$926,022	$1,288,020	$2,404,740
Total equity	5,095,313	4,846,546	4,193,895
Total capitalization	$6,021,335	$6,134,566	$6,598,635
Net homebuilding debt to capitalization ratio	15.4%	21.0%	36.4%

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

Our results continue to be impacted by various macroeconomic conditions. Demand for housing increased significantly beginning in the second half of 2020 and, simultaneously, the industry experienced significant labor and supply shortages. As a result, we saw market price appreciation across many of our markets as well as an increase in housing costs and extended build cycle times. At a macro level, inflation continued to rise and the Federal Reserve took action to slow inflation by increasing interest rates. We believe the increase in mortgage interest rates created affordability constraints for some consumers and reduced overall consumer confidence. While the three and six months ended June 30, 2022 benefited from the increased housing demand and significant price appreciation, the results in more recent quarters were negatively impacted. During the second half of 2022, our net sales orders began to slow which also negatively impacted sales order backlog and our cancellations increased. In response, we began to adjust pricing, primarily by offering finance incentives, as well as home discounts and other pricing reductions. These pricing adjustments helped to drive an increase in sales orders and a gradual normalization in cancellations beginning in 2023. Operational information related to each period is presented below:

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ending Active Selling Communities

	As of June 30,		Change
	2023	2022
East	103	117	(12.0)%
Central	103	104	(1.0)%
West	121	102	18.6%
Total	327	323	1.2%

The total ending active selling communities increased by 1.2% at June 30, 2023 compared to June 30, 2022. The increase in the West was due to several master planned community openings, which was partially offset by community closeouts in the East region.

Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	1,047	1,121	(6.6)%	$582,944	$730,495	(20.2)%	$557	$652	(14.6)%
Central	808	642	25.9%	489,142	443,146	10.4%	605	690	(12.3)%
West	1,168	791	47.7%	782,046	610,932	28.0%	670	772	(13.2)%
Total	3,023	2,554	18.4%	$1,854,132	$1,784,573	3.9%	$613	$699	(12.3)%

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	2,126	2,148	(1.0)%	$1,227,463	$1,336,705	(8.2)%	$577	$622	(7.2)%
Central	1,482	1,529	(3.1)%	873,972	1,026,426	(14.9)%	590	671	(12.1)%
West	2,269	1,931	17.5%	1,538,390	1,506,663	2.1%	678	780	(13.1)%
Total	5,877	5,608	4.8%	$3,639,825	$3,869,794	(5.9)%	$619	$690	(10.3)%

(1)
Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders increased 18.4% for the three months ended June 30, 2023 and 4.8% for the six months ended June 30, 2023, compared to the same periods in the prior year, respectively. The increase in net sales orders was primarily driven by our West region as a result of new community openings. Average selling prices decreased for both the three and six months ended June 30, 2023 compared to the same periods in the prior year as a result of an increase in our pricing incentives and/or discounts in certain markets. Total sales value increased 3.9% for the three months ended June 30, 2023 compared to the same period in the prior year due to the increase in net sales orders more than offsetting the decrease in the average selling price; however for the six months ended June 30, 2023, total sales value decreased by 5.9% as the decrease in average selling prices more than offset the increase in net sales orders.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
East	7.3%	7.8%	8.5%	6.4%
Central	15.8%	13.2%	17.1%	9.5%
West	11.3%	12.9%	13.6%	9.8%
Total Company	11.2%	10.8%	12.8%	8.5%

(1)
Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year. We believe cancellations have increased over the past several quarters due to increases in mortgage interest rates and buyer apprehensions given elevated macroeconomic uncertainty and affordability constraints for some consumers.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	2,477	3,333	(25.7)%	$1,626,635	$2,119,850	(23.3)%	$657	$636	3.3%
Central	1,532	2,874	(46.7)%	1,009,441	1,948,678	(48.2)%	659	678	(2.8)%
West	2,156	2,715	(20.6)%	1,458,395	2,030,972	(28.2)%	676	748	(9.6)%
Total	6,165	8,922	(30.9)%	$4,094,471	$6,099,500	(32.9)%	$664	$684	(2.9)%

(1)
Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total sold homes in backlog and total sales value decreased by 30.9% and 32.9% at June 30, 2023 compared to June 30, 2022, respectively. The sold homes in backlog at June 30, 2022 reflected the strong selling market from 2021 and first half of 2022 along with extended cycle times. The sold homes in backlog at June 30, 2023 reflected home closings outpacing net sales orders for the trailing twelve months primarily as a result of improved cycle times.

Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	1,228	1,097	11.9%	$732,279	$613,176	19.4%	$596	$559	6.6%
Central	936	778	20.3%	612,630	457,006	34.1%	655	587	11.6%
West	961	1,157	(16.9)%	651,838	812,838	(19.8)%	678	703	(3.6)%
Total	3,125	3,032	3.1%	$1,996,747	$1,883,020	6.0%	$639	$621	2.9%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	2,232	2,034	9.7%	$1,333,890	$1,119,172	19.2%	$598	$550	8.7%
Central	1,667	1,442	15.6%	1,076,025	825,582	30.3%	645	573	12.6%
West	1,767	2,324	(24.0)%	1,199,427	1,582,675	(24.2)%	679	681	(0.3)%
Total	5,666	5,800	(2.3)%	$3,609,342	$3,527,429	2.3%	$637	$608	4.8%

The number of homes closed and home closings revenue, net increased by 3.1% and 6.0% for the three months ended June 30, 2023, compared to the same period in the prior year, respectively. The increases are primarily driven by the East and Central regions which experienced longer cycle times during 2022, moving closings to the first half of 2023. Several markets in these regions also experienced market appreciation in the prior year which increased the average selling price and home closings revenue, net.

The number of homes closed decreased by 2.3% for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to less sales order backlog and an increase in cancellations in the current year period compared to the prior year period. Average selling price increased by 4.8% as a result of sales price appreciation which more than offset the impact of the decrease of homes closed, resulting in an overall increase in home closing revenue, net of 2.3% for the six months ended June 30, 2023, compared to the same period in the prior year.

Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	Change
East	$2,051	$17,310	$(15,259)
Central	10,577	506	10,071
West	—	19,000	(19,000)
Total	$12,628	$36,816	$(24,188)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change
East	$4,954	$30,751	$(25,797)
Central	12,194	2,665	9,529
West	—	19,010	(19,010)
Total	$17,148	$52,426	$(35,278)

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. The prior year had certain large non-routine land transactions, which were not experienced during 2023. The land closings revenue in the East for the three and six months ended June 30, 2022 was due to the sale of certain commercial assets as well as the sale of residential lots in our Florida market. The land closing revenue in the West for the three and six months ended June 30, 2022 was due to the sale of a certain project in our Oregon market.

Amenity and Other Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	Change
East	$5,734	$5,376	$358
Central	—	—	—
West	419	436	(17)
Corporate	3,122	33,904	(30,782)
Total	$9,275	$39,716	$(30,441)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change
East	$12,033	$11,060	$973
Central	—	—	—
West	735	799	(64)
Corporate	6,100	35,763	(29,663)
Total	$18,868	$47,622	$(28,754)

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Build-To-Rent and Urban Form operations. The amenity and other revenue in Corporate for the three and six months ended June 30, 2022 is due to the sale of an asset relating to our Urban Form operations.

Home Closings Gross Margin

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Home closings revenue, net	$732,279	$613,176	$612,630	$457,006	$651,838	$812,838	$1,996,747	$1,883,020
Cost of home closings	528,792	445,587	452,799	339,768	532,646	596,255	1,514,237	1,381,610
Home closings gross margin	$203,487	$167,589	$159,831	$117,238	$119,192	$216,583	$482,510	$501,410
Home closings gross margin %	27.8%	27.3%	26.1%	25.7%	18.3%	26.6%	24.2%	26.6%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Home closings revenue, net	$1,333,890	$1,119,172	$1,076,025	$825,582	$1,199,427	$1,582,675	$3,609,342	$3,527,429
Cost of home closings	965,237	827,534	805,028	634,825	971,485	1,184,225	2,741,750	2,646,584
Home closings gross margin	$368,653	$291,638	$270,997	$190,757	$227,942	$398,450	$867,592	$880,845
Home closings gross margin %	27.6%	26.1%	25.2%	23.1%	19.0%	25.2%	24.0%	25.0%

Consolidated home closings gross margin decreased to 24.2% from 26.6% for the three months ended June 30, 2023, compared to the same period in the prior year and decreased to 24.0% from 25.0% for the six months ended June 30, 2023 compared to the same period in the prior year. The West region experienced a decrease in home closings gross margin for both the three and six month periods ended June 30, 2023 compared to the same periods in the prior year as a result of pricing incentives and discounts above the company average. These pricing incentives and discounts were partially offset by limited price appreciation across several divisions in the region. The increases in home closings gross margin in the East and Central regions for both the three and six month periods ended June 30, 2023 compared to the same periods in the prior year are as a result of price appreciation in several of the markets at the time the homes were sold (late 2021 and 2022).

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Services

The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Mortgage services revenue	$30,945	$25,786	20.0%	$56,548	$53,500	5.7%
Title services and other revenues	10,969	9,685	13.3%	20,515	17,170	19.5%
Total financial services revenue	41,914	35,471	18.2%	77,063	70,670	9.0%
Financial services net income from unconsolidated entities	3,259	2,195	48.5%	5,534	4,253	30.1%
Total revenue	45,173	37,666	19.9%	82,597	74,923	10.2%
Financial services expenses	25,342	21,483	18.0%	47,490	45,697	3.9%
Financial services income before income taxes	$19,831	$16,183	22.5%	$35,107	$29,226	20.1%
Total originations:
Number of Loans	2,018	1,595	26.5%	3,549	3,177	11.7%
Principal	$968,590	$718,133	34.9%	$1,686,869	$1,406,799	19.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Supplemental data:
Average FICO score	753	755	754	754
Funded origination breakdown:
Government (FHA,VA,USDA)	20%	17%	18%	17%
Other agency	75%	77%	77%	78%
Total agency	95%	94%	95%	95%
Non-agency	5%	6%	5%	5%
Total funded originations	100%	100%	100%	100%

Total financial services revenue increased by 18.2% and 9.0% for the three and six months ended June 30, 2023 compared to the same periods in the prior year, respectively, primarily due to an increase in mortgage originations as well as an increase in the average amount borrowed per loan.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 5.7% from 5.1% and to 5.7% from 5.3% for the three and six months ended June 30, 2023 compared to the same periods in the prior year. The increase was primarily due to an increase in external commissions costs as well as increased advertising costs in an effort to generate sales interest.

General and Administrative Expenses

General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.5% from 3.7% and to 3.8% from 3.9% for the three and six months ended June 30, 2023 compared to the same periods in the prior year. The decrease was primarily due to the increase in home closings revenue, net, while general and administrative expenses remained relatively consistent due to operational efficiencies.

Net (Income)/Loss from Unconsolidated Entities

Net income from unconsolidated entities was $3.2 million and $5.1 million for the three and six months ended June 30, 2023, respectively, while net loss from unconsolidated entities was $3.6 million and $1.8 million for the three and six months ended June 30, 2022, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the six months ended June 30, 2023 compared to the same period in the prior year. In addition, the three and six months ended June 30, 2022 included impairment for one of our unconsolidated joint ventures.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest (Income)/Expense, Net

Interest income, net was $5.1 million and $6.2 million for the three and six months ended June 30, 2023, respectively, and interest expense, net was $5.2 million and $9.4 million for the three and six months ended June 30, 2022 . The net interest income for the three and six months ended June 30, 2023 was primarily due to higher cash balances and an increase in the interest rates earned on such balances.

Other Expense/(Income), Net

Other expense, net was $8.5 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and other income, net was $11.0 million and $10.5 million for the three and six months ended June 30, 2022, respectively. The net expense in the current period was primarily related to an increase in self-insurance reserves for the first half of the year. For the three and six months ended June 30, 2022, net other income was primarily related to gains on land transferred at fair value as part of investments in two joint ventures with third parties.

Gain on Extinguishment of Debt, Net

Gain on extinguishment of debt, net was $13.5 million for the three and six months ended June 30, 2022. This gain is due to the tender offer and purchase of our 6.625% Senior Notes due 2027 in June 2022. We had no such gains for the three and six months ended June 30, 2023.

Income Tax Provision

The effective tax rate for the three and six months ended June 30, 2023 was 25.6% and 24.5%, respectively, compared to 25.1% and 24.5%, respectively, for the same periods in 2022.

For the three months ended June 30, 2023 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation, and amounts attributable to non-controlling interests in joint ventures.

For the six months ended June 30, 2023, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, excess tax benefits related to stock-based compensation, non-deductible executive compensation, and special deductions and credits relating to homebuilding activities. The effective tax rate benefited from the extension of the federal §45L energy-efficient homes tax credits. The tax credit provisions were extended and modified by the Inflation Reduction Act ("IRA") enacted in August 2022 and applies to homes closed in 2022-2032.

For the three and six months ended June 30, 2022 the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation and special deductions and credits relating to prior homebuilding activities.

Net Income

Net income and diluted earnings per share for the three months ended June 30, 2023 was $234.6 million and $2.12, respectively. Net income and diluted earnings per share for the three months ended June 30, 2022 was $291.0 million and $2.45, respectively. The decreases in net income and diluted earnings per share from the prior year were primarily attributable to lower gross margin, combined with higher sales, commissions, and marketing expenses and other expenses.

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

During the first half of 2023, several bank failures led to significant disruptions to the banking system and financial market volatility. While we maintained no accounts at any failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties, which consist of major financial institutions. Generally, deposits may be redeemed on demand and are maintained with financial institutions with reputable credit.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2023	December 31, 2022
Total cash and cash equivalents, excluding restricted cash	$1,227,264	$724,488
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability	100,000	100,000
Letters of credit outstanding	(71,877)	(69,249)
Revolving Credit Facilities availability	1,028,123	1,030,751
Total liquidity	$2,255,387	$1,755,239

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources under our Revolving Credit Facilities to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, payments of ongoing operating expenses, and repurchases of common stock. We believe we will generate sufficient cash from our operations to meet the demands for such payments, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands. As part of our operations, we may also from time to time purchase our outstanding debt or equity through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt and/or purchases or equity, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $607.1 million for the six months ended June 30, 2023, compared to $195.5 million for the six months ended June 30, 2022. The increase in cash provided by operating activities is primarily driven by a decrease in spend on real estate inventory and land deposits partially offset by reduced cash provided by mortgages held for sale.

Investing Cash Flow Activities

Net cash used in investing activities was $44.8 million for the six months ended June 30, 2023, compared to net cash provided by investing activities of $4.2 million for the six months ended June 30, 2022. The increase in cash used in investing activities was primarily due to a net investment of $23.8 million of capital into unconsolidated entities in the six months ended June 30, 2023 compared to a net distribution of $17.0 million of capital from unconsolidated entities in the prior year period.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Cash Flow Activities

Net cash used in financing activities was $60.9 million for the six months ended June 30, 2023, compared to $656.7 million for the six months ended June 30, 2022. The decrease in cash used in financing activities was primarily due to lower net repayments on our Revolving Credit Facilities and mortgage warehouse facilities during the six months ended June 30, 2023 compared to the same period in the prior year as well as repayment of senior notes during the six months ended June 30, 2022 combined with significantly lower repurchases of Common Stock during the six months ended June 30, 2023 compared to the same period in the prior year.

Debt Instruments

For information regarding our debt instruments, including the terms governing our senior notes and our Revolving Credit Facilities, see Note 7 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements as of June 30, 2023

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

For the six months ended June 30, 2023 and 2022, total cash contributions to unconsolidated joint ventures were $24.1 million and $69.6 million, respectively.

Land Option Contracts and Land Banking Agreements

We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At June 30, 2023 and December 31, 2022, the aggregate purchase price for land under these contracts was $1.4 billion and $1.5 billion, respectively.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2023 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2023, approximately 90% of our debt was fixed rate and 10% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to borrowings by TMHF under its various mortgage warehouse facilities. As of June 30, 2023, we had no outstanding borrowings under our Revolving Credit Facilities. We had approximately $1.0 billion of additional availability for borrowings under the Revolving Credit Facilities including $128.1 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of June 30, 2023 (giving effect to $71.9 million of letters of credit outstanding as of such date).

The London Interbank Offered Rate (“LIBOR”) was the primary basis for determining interest payments on borrowings under each of our mortgage warehouse facilities and our Revolving Credit Facilities. On March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. In response to the planned discontinuation of LIBOR, our warehouse facilities agreements for facilities A, C, D, and E as well as our Revolving Credit Facilities have been restructured to begin using SOFR as the basis for determining interest rates. The agreement for warehouse facility B was restructured to use the Bloomberg Short-Term Bank Yield Index (“BSBY”) as the primary basis for determining interest payments. The BSBY index is a proprietary index calculated daily as a credit sensitive supplement to manage the spread between funding costs and earned interest on loans. At this time, it is not possible to predict the full effect that the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR and BSBY, will have on us or our borrowing costs. SOFR and BSBY are relatively new reference rates and their composition and characteristics are not the same as LIBOR. Given the limited history of these rates and potential volatility as compared to other benchmark or market rates, the future performance of these rates cannot be predicted based on historical performance. The consequences of using SOFR and BSBY could include an increase in the cost of our variable rate indebtedness.

We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 7- Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2023. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed Rate Debt	$69.3	$479.1	$71.5	$35.3	$540.6	$957.5	$2,153.3	$2,088.3
Weighted average interest rate(1)	2.7%	4.8%	2.7%	2.7%	5.5%	5.6%	5.2%
Variable Rate Debt(2)	$249.9	$—	$—	$—	$—	$—	$249.9	$249.9
Weighted average interest rate	6.7%	0.0%	0.0%	0.0%	0.0%	0.0%	6.7%

(1)
Represents the coupon rate of interest on the full principal amount of the debt.
(2)
Based upon the amount of variable rate debt outstanding at June 30, 2023, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.5 million per year.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, as of June 30, 2023 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2022, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of the Company's Common Stock through December 31, 2023. As of June 30, 2023, we had approximately $275.6 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. We did not repurchase any of our Common Stock during the three months ended June 30, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

As previously disclosed, Taylor Morrison Home Corporation (the “Company”) appointed Curt VanHyfte as the Company’s Interim Chief Financial Officer effective May 1, 2023. On July 24, 2023, the Board of Directors of the Company (the “Board”) approved Mr. VanHyfte’s appointment as Executive Vice President and Chief Financial Officer, on a permanent basis, effective immediately.

Mr. VanHyfte, 55, joined the Company in connection with the Company’s acquisition of William Lyon Homes (“WLH”) in February 2020, and has served as Interim Chief Financial Officer since the May 2023. Prior to serving as Interim Chief Financial Officer, Mr. VanHyfte served as the Company’s West Area President since November 2020. In such role, he was responsible for overseeing and driving operational excellence and growth for Western markets, including those in Arizona, California, Washington and Oregon. While at WLH from 2019 to 2020, Mr. VanHyfte served as Division President of the Arizona division, where he led overall homebuilding operations in the Phoenix market. Prior to joining WLH, Mr. VanHyfte served at M/I Homes, Inc. as Area President, Chicago Division, responsible for homebuilding operations in the area. During his nearly 30-year career in homebuilding, he has held division, regional and national roles in finance and spent time as a Division President in Chicago, St. Louis, Houston and Phoenix for several homebuilders. Mr. VanHyfte earned a B.S. in accounting with a minor in business management from St. John’s University in Minnesota.

In connection with Mr. VanHyfte’s appointment, the Compensation Committee of the Board of Directors (the “Committee”) approved an Amended and Restated Employment Agreement for Mr. VanHyfte, dated as of July 24, 2023 and effective as of such date (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. VanHyfte employment with the Company will continue in effect until terminated by the Company or by Mr. VanHyfte, and Mr. VanHyfte will be entitled to receive (i) an annual base salary of $550,000, retroactive to May 1, 2023; (ii) a target annual cash bonus award equal to 150% of Mr. VanHyfte’s base salary pursuant the Company’s annual bonus plan; and (iii) equity-based compensation awards under the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “2013 Omnibus Plan”), as determined by the Board or Committee in its sole discretion.

TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION

In addition, in connection with his appointment as Chief Financial Officer, the Committee granted the following equity awards to Mr. VanHyfte, effective July 31, 2023: (i) stock options with a grant date fair value of $48,000 and an exercise price per share equal to the closing price of a share of Common Stock on the grant date, which shall vest over a four-year period, with approximately 25% of the stock options granted vesting on each of the first, second, third, and fourth anniversaries of the grant date, subject to continued employment through the applicable vesting date; (ii) service-based restricted stock units (“RSUs”) with a grant date fair value of $96,000, which shall vest over a three-year period, with approximately 33 1/3% of the RSUs granted vesting on each of the first, second and third anniversaries of the grant date, subject to continued employment through the applicable vesting date; and (iii) performance-based restricted stock units with a grant date fair value of $96,000, 50% of which shall vest based on the Company’s return on net assets and a relative TSR modifier and 50% of which vest based on the Company’s revenue and a relative TSR modifier, in each case, as measured over a three-year performance period ending December 31, 2025.

Under the Employment Agreement, upon a termination of Mr. VanHyfte’s employment without “cause” or a resignation for “good reason” (each as defined in the Employment Agreement and referred to herein as a “Qualifying Termination”), in addition to receiving his unpaid base salary, benefits, vacation pay, reimbursable expenses, and annual bonus earned but not paid in respect of a prior year, Mr. VanHyfte would be entitled to receive, subject to execution of a release of claims, (a) severance payments equal to a multiple of 1.5 times the sum of his base salary and the higher of his target bonus or average annual bonus paid in or payable in respect of (whichever results in a higher average) the three completed calendar years that preceded the date of termination payable over an 18-month period, (b) a 12-month COBRA subsidy, (c) a prorated annual bonus for the year of termination, based on actual performance, and (d) up to 12 months of outplacement assistance. However, if such termination occurs at any time (x) following the execution of a definitive agreement with a third party that, if consummated, would result in a “change in control” (as defined in the 2013 Omnibus Plan), but before such transaction is consummated (and subject to such consummation) or (y) within 24 months following a “change in control” (each, a “CIC Qualifying Termination”) then Mr. VanHyfte would be entitled to (i) a lump sum payment equal to a multiple of 2.0 times the sum of his base salary and the higher of his target bonus or average annual bonus paid in or payable in respect of (whichever results in a higher average) the three completed calendar years that preceded the date of termination; and (ii) a prorated portion of the annual profit sharing program bonus payable with respect to the calendar year in which such termination occurs, determined on a daily basis, based solely on the actual level of achievement of the applicable performance goals for such year, and payable if and when annual profit sharing program bonuses are paid to other senior executives of the Company with respect to such year.

With respect to equity awards, the Employment Agreement provides that Mr. VanHyfte’s time-based equity awards will vest in full upon a CIC Qualifying Termination or upon Mr. VanHyfte’s death or disability. For equity awards subject to a performance condition, upon a change in control, all performance goals applicable to awards that vest based on both the completion of a period of service and the satisfaction of a performance condition will be deemed achieved at the “target” level, and Mr. VanHyfte will be eligible to vest in the performance award on the last date of the applicable service period, subject to his continued employment. However, if Mr. VanHyfte experiences a CIC Qualifying Termination, then he will vest in the performance award on the date of termination (or the date of the change in control, if later). In the event of Mr. VanHyfte’s death or disability, then Mr. VanHyfte (or his beneficiary) will remain eligible to vest in a pro-rated portion of his unvested performance awards based on a fraction, the numerator of which is the number of completed months in the applicable performance period at the time of such termination and the denominator of which is the number of months in the applicable performance period, multiplied by the number of shares of common stock which are finally determined to be earned and subject to the performance award following the completion of the performance period. The portion of each performance award eligible to vest shall be based on actual results for the applicable performance period and shall be determined in accordance with the terms of the applicable award agreement(s).

The Employment Agreement includes restrictive covenants pertaining to confidential information, nondisparagement and intellectual property, as well as covenants relating to non-solicitation of employees and non-solicitation of customers and suppliers during the term of employment and surviving for two years following the end of the term of employment.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).
3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).
10.1*†	Form of Omnibus Amendment to Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreements under the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan
10.2*†	Amended and Restated Employment Agreement, dated April 25, 2023, between Taylor Morrison, Inc. and Louis Steffens
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (and contained in Exhibit 101).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	July 26, 2023
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

TAYLOR MORRISON HOME CORPORATION 10-Q