Form 10-Q
period 2023-09-30
Taylor Morrison Home Corp
filed 2023-10-25
CIK 1562476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2023
Common stock, $0.00001 par value	107,448,537

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022
	3		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022
	6		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022
	7		Notes to the Unaudited Condensed Consolidated Financial Statements
	21	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	34	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	35	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	36	ITEM 1.	Legal Proceedings
	36	ITEM 1A.	Risk Factors
	37	ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
	37	ITEM 3.	Defaults Upon Senior Securities
	37	ITEM 4.	Mine Safety Disclosures
	37	ITEM 5.	Other Information
	38	ITEM 6.	Exhibits

	39	SIGNATURES

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$613,811	$724,488
Restricted cash	765	2,147
Total cash, cash equivalents, and restricted cash	614,576	726,635
Real estate inventory:
Owned inventory	5,479,987	5,346,905
Consolidated real estate not owned	423	23,971
Total real estate inventory	5,480,410	5,370,876
Land deposits	206,258	263,356
Mortgage loans held for sale	241,749	346,364
Lease right of use assets	76,463	90,446
Prepaid expenses and other assets, net	305,581	265,392
Other receivables, net	188,723	191,504
Investments in unconsolidated entities	329,634	282,900
Deferred tax assets, net	67,656	67,656
Property and equipment, net	262,671	202,398
Goodwill	663,197	663,197
Total assets	$8,436,918	$8,470,724
Liabilities
Accounts payable	$272,830	$269,761
Accrued expenses and other liabilities	487,262	490,253
Lease liabilities	86,401	100,174
Customer deposits	380,544	412,092
Estimated development liabilities	42,271	43,753
Senior notes, net	1,468,255	1,816,303
Loans payable and other borrowings	332,177	361,486
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	191,645	306,072
Liabilities attributable to consolidated real estate not owned	423	23,971
Total liabilities	$3,261,808	$3,823,865
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	5,175,110	4,646,859
Total liabilities and stockholders’ equity	$8,436,918	$8,470,724

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Home closings revenue, net	$1,611,883	$1,983,775	$5,221,225	$5,511,204
Land closings revenue	14,291	14,225	31,439	66,651
Financial services revenue	40,045	27,749	117,108	98,419
Amenity and other revenue	9,326	8,895	28,194	56,517
Total revenue	1,675,545	2,034,644	5,397,966	5,732,791
Cost of home closings	1,238,999	1,438,164	3,980,749	4,084,748
Cost of land closings	13,572	11,571	30,620	50,139
Financial services expenses	23,128	20,395	70,618	66,092
Amenity and other expenses	8,128	6,574	25,010	39,264
Total cost of revenue	1,283,827	1,476,704	4,106,997	4,240,243
Gross margin	391,718	557,940	1,290,969	1,492,548
Sales, commissions and other marketing costs	98,797	94,692	304,591	279,950
General and administrative expenses	68,994	52,357	205,904	189,905
Net (income)/loss from unconsolidated entities	(1,934)	1,180	(7,049)	2,986
Interest (income)/expense, net	(5,782)	4,382	(12,013)	13,823
Other expense/(income), net	2,968	5,751	6,683	(4,720)
Loss/(gain) on extinguishment of debt, net	269	(71)	269	(13,542)
Income before income taxes	228,406	399,649	792,584	1,024,146
Income tax provision	57,960	90,418	196,005	243,300
Net income before allocation to non-controlling interests	170,446	309,231	596,579	780,846
Net loss/(income) attributable to non-controlling interests	245	548	(235)	(3,377)
Net income available to Taylor Morrison Home Corporation	$170,691	$309,779	$596,344	$777,469
Earnings per common share
Basic	$1.57	$2.75	$5.48	$6.63
Diluted	$1.54	$2.72	$5.40	$6.56
Weighted average number of shares of common stock:
Basic	108,837	112,701	108,827	117,242
Diluted	110,622	113,780	110,536	118,438

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data, unaudited)

For the three months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – June 30, 2023	109,443,784	$1	$3,051,377	51,506,248	$(1,140,706)	$3,167,268	$359	$17,014	$5,095,313
Net income	—	—	—	—	—	170,691	—	(245)	170,446
Exercise of stock options and issuance of restricted stock units, net(1)	164,510	—	3,649	—	—	—	—	—	3,649
Repurchase of common stock	(2,169,657)	—	—	2,169,657	(100,000)	—	—	—	(100,000)
Stock compensation expense	—	—	5,702	—	—	—	—	—	5,702
Balance – September 30, 2023	107,438,637	$1	$3,060,728	53,675,905	$(1,240,706)	$3,337,959	$359	$16,769	$5,175,110

(1)
Dollar amount includes $3.7 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

For the three months ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – June 30, 2022	113,640,725	$1	$3,008,619	45,556,244	$(991,276)	$2,156,505	$689	$19,357	4,193,895
Net income	—	—	—	—	—	309,779	—	(548)	309,231
Exercise of stock options and issuance of restricted stock units, net(1)	80,708	—	1,512	—	—	—	—	—	1,512
Repurchase of common stock	(4,213,256)	—	—	4,213,256	(104,999)	—	—	—	(104,999)
Stock compensation expense	—	—	5,333	—	—	—	—	—	5,333
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(1,515)	(1,515)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	9	9
Balance – September 30, 2022	109,508,177	$1	$3,015,464	49,769,500	$(1,096,275)	$2,466,284	$689	$17,303	$4,403,466

(1)
Dollar amount includes $1.5 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

For the nine months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
Net income	—	—	—	—	—	596,344	—	235	596,579
Exercise of stock options and issuance of restricted stock units, net(1)	1,722,357	—	16,733	—	—	—	—	—	16,733
Repurchase of common stock	(2,278,982)	—	—	2,278,982	(103,568)	—	—	—	(103,568)
Stock compensation expense	—	—	18,506	—	—	—	—	—	18,506
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1	1
Balance – September 30, 2023	107,438,637	$1	$3,060,728	53,675,905	$(1,240,706)	$3,337,959	$359	$16,769	$5,175,110
(1)
Dollar amount includes $26.1 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

For the nine months ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	777,469	—	3,377	780,846
Exercise of stock options and issuance of restricted stock units, net(1)	615,469	—	779	—	—	—	—	—	779
Repurchase of common stock	(12,940,941)	—	—	12,940,941	(335,412)	—	—	—	(335,412)
Stock compensation expense	—	—	17,474	—	—	—	—	—	17,474
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(30,443)	(30,443)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(760)	(760)
Balance – September 30, 2022	109,508,177	$1	$3,015,464	49,769,500	$(1,096,275)	$2,466,284	$689	$17,303	$4,403,466
(1)
Dollar amount includes $4.4 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

TAYLOR MORRISON HOME CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$596,579	$780,846
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income)/loss from unconsolidated entities	(7,049)	2,986
Stock compensation expense	18,506	17,474
Loss/(gain) on extinguishment of debt, net	269	(13,542)
Gain on land transfers	—	(14,508)
Distributions of earnings from unconsolidated entities	7,377	5,318
Depreciation and amortization	23,717	25,448
Operating lease expense	19,271	20,543
Debt issuance costs amortization	2,574	1,574
Change in Urban Form assets due to sale	—	11,675
Inventory impairments	11,791	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(87,776)	(610,346)
Mortgage loans held for sale, prepaid expenses and other assets	24,081	245,633
Customer deposits	(31,548)	41,707
Accounts payable, accrued expenses and other liabilities	(27,231)	(82,578)
Income taxes payable	—	27,757
Net cash provided by operating activities	550,561	459,987
Cash Flows from Investing Activities:
Purchase of property and equipment	(47,042)	(22,478)
Distributions of capital from unconsolidated entities	733	95,517
Investments of capital into unconsolidated entities	(47,795)	(91,846)
Net cash used in investing activities	(94,104)	(18,807)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	2,426	33,495
Repayments on loans payable and other borrowings	(18,367)	(50,761)
Borrowings on revolving credit facilities	—	182,548
Repayments on revolving credit facilities	—	(214,077)
Borrowings on mortgage warehouse facilities	2,203,261	1,783,748
Repayments on mortgage warehouse facilities	(2,317,688)	(2,051,300)
Repayments on senior notes	(350,000)	(264,935)
Proceeds from stock option exercises and issuance of restricted stock units, net	16,733	779
Payment of principal portion of finance lease	(1,313)	(1,340)
Repurchase of common stock, net	(103,568)	(335,412)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	—	(30,443)
Net cash used in financing activities	(568,516)	(947,698)
Net Increase/Decrease in Cash and Cash Equivalents and Restricted Cash	$(112,059)	$(506,518)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	726,635	836,340
Cash, Cash Equivalents, and Restricted Cash — End of period	$614,576	$329,822
Supplemental Cash Flow Information
Income tax payments	$(154,267)	$(176,683)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$126,903	$184,458
Change in inventory not owned	$(23,548)	$(581)
Investments of land in unconsolidated joint ventures, net	$—	$146,649

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and nine months ended September 30, 2023, we recorded $11.8 million of inventory impairment relating to one of our communities in our West reporting segment. For the three and nine months ended September 30, 2022, we recorded no inventory impairment to our real estate inventory. Impairments are recorded to Cost of home closings or Cost of land closings on the Consolidated Statement of Operations.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2023 and December 31, 2022, we had no inactive projects.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

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

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships among the entity's partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded a $3.5 million impairment charge related to an investment in one of our unconsolidated entities for the nine months ended September 30, 2022. No such charges were recorded for the three months ended September 30,2022 or the three and nine months ended September 30, 2023.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

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

The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income available to TMHC	$170,691	$309,779	$596,344	$777,469
Denominator:
Weighted average shares – basic	108,837	112,701	108,827	117,242
Restricted stock units	940	629	895	659
Stock Options	845	450	814	537
Weighted average shares – diluted	110,622	113,780	110,536	118,438
Earnings per common share – basic:
Net income available to Taylor Morrison Home Corporation	$1.57	$2.75	$5.48	$6.63
Earnings per common share – diluted:
Net income available to Taylor Morrison Home Corporation	$1.54	$2.72	$5.40	$6.56

The above calculations of weighted average shares - diluted exclude 353,947 and 282,124 of anti-dilutive stock options and unvested restricted stock units (“RSUs”) for the three and nine months ended September 30, 2023, respectively, and 1,560,934 and 1,470,941 of anti-dilutive stock options and RSUs for the three and nine months ended September 30, 2022, respectively.

4. REAL ESTATE INVENTORY AND LAND DEPOSITS

Inventory consists of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Real estate developed and under development	$3,758,671	$3,607,227
Real estate held for development or held for sale (1)	46,528	43,314
Total owned	3,805,199	3,650,541
Operating communities (2)	1,487,591	1,506,241
Capitalized interest	187,197	190,123
Total owned inventory	5,479,987	5,346,905
Consolidated real estate not owned	423	23,971
Total real estate inventory	$5,480,410	$5,370,876

(1)
Real estate held for development or held for sale includes properties which are not in active production.
(2)
Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

The development status of our land inventory is as follows (dollars in thousands):

	As of
	September 30, 2023		December 31, 2022
	Owned Lots	Book Value of Land Developed and Under Development	Owned Lots	Book Value of Land Developed and Under Development
Homebuilding owned lots
Undeveloped	15,204	$483,845	14,985	$522,594
Under development	8,281	943,792	10,716	1,106,751
Finished	19,423	2,375,673	18,366	2,018,062
Total homebuilding owned lots	42,908	3,803,310	44,067	3,647,407
Other assets(1)	—	1,889	—	3,134
Total owned lots	42,908	$3,805,199	44,067	$3,650,541

(1)
The remaining book value of land and development relates to parcels of commercial assets which are. excluded from the homebuilding owned lots presented in the table.

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

	As of
	September 30, 2023			December 31, 2022
	Controlled Lots	Purchase Price	Land Deposits (1)	Controlled Lots	Purchase Price	Land Deposits (1)
Homebuilding controlled lots
Land option purchase contracts	7,971	$691,072	$44,704	6,582	$428,612	$47,678
Land banking arrangements	6,199	877,021	135,821	7,369	1,057,065	156,653
Other controlled lots	17,299	1,119,355	22,962	16,891	956,712	50,218
Total controlled lots	31,469	$2,687,448	$203,487	30,842	$2,442,389	$254,549

(1)
Land deposits are non-refundable and represent exposure to loss related to our contracts with third parties, unconsolidated entities, and land banking arrangements.. In addition, at September 30, 2023 and December 31, 2022 we had refundable deposits of $2.8 million and $8.8 million respectively.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest capitalized - beginning of period	$191,304	$185,364	$190,123	$168,670
Interest incurred and capitalized(1)	28,270	38,871	94,452	119,415
Interest amortized to cost of home closings	(32,377)	(33,774)	(97,378)	(97,624)
Interest capitalized - end of period	$187,197	$190,461	$187,197	$190,461

(1)
Excludes Interest (income)/expense, net on the unaudited Condensed Consolidated Statement of Operations as such amounts are not capitalizable.
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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Assets:
Real estate inventory	$895,627	$749,942
Other assets	161,331	146,770
Total assets	$1,056,958	$896,712
Liabilities and owners’ equity:
Debt	$286,941	$238,263
Other liabilities	40,086	31,824
Total liabilities	$327,027	$270,087
Owners’ equity:
TMHC	$329,634	$282,900
Others	400,297	343,725
Total owners’ equity	$729,931	$626,625
Total liabilities and owners’ equity	$1,056,958	$896,712

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$44,010	$25,495	$95,647	$150,062
Costs and expenses	(37,810)	(27,310)	(76,575)	(145,238)
Net income/(loss) from unconsolidated entities	$6,200	$(1,815)	$19,072	$4,824
TMHC’s share in net income/(loss) of unconsolidated entities	$1,934	$(1,180)	$7,049	$(2,986)
Distributions to TMHC from unconsolidated entities	$2,226	$10,006	$8,110	$100,835

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

As of September 30, 2023, the assets of the consolidated joint ventures totaled $278.0 million, of which $27.9 million was cash and cash equivalents, $78.7 million was owned inventory and $122.0 million was fixed assets (primarily related to Urban Form). The majority of the fixed asset balance which was classified as held for sale as of December 31, 2022, was reclassified as held for investment during the second quarter of 2023. As of December 31, 2022, the assets of the consolidated joint ventures totaled $277.6 million, of which $38.9 million was cash and cash equivalents, $72.0 million was owned inventory and $123.2 million was fixed assets. The liabilities of the consolidated joint ventures totaled $149.0 million and $155.5 million as of September 30, 2023 and December 31, 2022, respectively, and were primarily comprised of loans payable and other borrowings, accounts payable and accrued expenses and other liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Real estate development costs to complete	$43,838	$53,155
Compensation and employee benefits	119,193	112,294
Self-insurance and warranty reserves	170,236	161,675
Interest payable	24,645	37,434
Property and sales taxes payable	35,000	30,046
Other accruals	94,350	95,649
Total accrued expenses and other liabilities	$487,262	$490,253

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reserve - beginning of period	$160,326	$137,491	$161,675	$141,839
Additions to reserves	28,076	2,514	67,411	34,917
Cost of claims incurred	(18,795)	(3,541)	(62,622)	(43,743)
Changes in estimates to pre-existing reserves	629	3,527	3,772	6,978
Reserve - end of period	$170,236	$139,991	$170,236	$139,991

7. DEBT

Total debt consists of the following (in thousands):

	As of
	September 30, 2023			December 31, 2022
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.625% Senior Notes due 2024(1)	—	—	—	350,000	(628)	349,372
5.875% Senior Notes due 2027	500,000	(2,867)	497,133	500,000	(3,459)	496,541
6.625% Senior Notes due 2027(2)	27,070	1,094	28,164	27,070	1,310	28,380
5.75% Senior Notes due 2028	450,000	(2,709)	447,291	450,000	(3,183)	446,817
5.125% Senior Notes due 2030	500,000	(4,333)	495,667	500,000	(4,807)	495,193
Senior Notes subtotal	$1,477,070	$(8,815)	$1,468,255	$1,827,070	$(10,767)	$1,816,303
Loans payable and other borrowings	332,177	—	332,177	361,486	—	361,486
$1 Billion Revolving Credit Facility(3)(4)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(3)(4)	—	—	—	—	—	—
Mortgage warehouse borrowings	191,645	—	191,645	306,072	—	306,072
Total debt	$2,000,892	$(8,815)	$1,992,077	$2,494,628	$(10,767)	$2,483,861

(1)
On September 1, 2023, the 5.625% Senior Notes due 2024 (the "2024 Senior Notes") were redeemed in full.
(2)
Unamortized Debt Issuance (Cost)/Premium for such notes is reflective of fair value adjustments as a result of purchase accounting.
(3)
Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the Condensed Consolidated Balance Sheets.
(4)
The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”.

Debt Instruments

Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2022. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated Financial Statements in our Annual Report. As of September 30, 2023, we were in compliance with all of the covenants in the debt instruments listed in the table above.

5.625% Senior Notes due 2024

Our 2024 Senior Notes were redeemed in full on September 1, 2023 using cash on hand at a price equal to 100%, plus the accrued and unpaid interest up to, but excluding, the redemption date. As a result of the redemption of the 2024 Senior Notes, we recorded a net loss on extinguishment of debt of $0.3 million for the three months ended September 30, 2023 to Loss/(gain) on extinguishment of debt, net, on the Condensed Consolidated Statement of Operations, which included the write-off of net unamortized deferred financing fees.

$1 Billion Revolving Credit Facility

Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, we had $3.1 million and $3.8 million, respectively, of unamortized debt issuance costs relating to our $1 Billion Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, we had $70.4 million and $69.2 million,

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

respectively, of utilized letters of credit, resulting in $929.6 million and $930.8 million, respectively, of availability under the $1 Billion Revolving Credit Facility.

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

As of September 30, 2023, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.

Mortgage Warehouse Borrowings

The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of September 30, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$39,294	$60,000	Daily SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse B(2)	—	—	N/A	N/A	N/A
Warehouse C	51,990	100,000	Term SOFR + 1.65%	on Demand	Mortgage Loans & Pledged Cash
Warehouse D	42,938	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage Loans
Warehouse E	57,423	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$191,645	$360,000

	As of December 31, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,066	$60,000	Daily SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse B	94,258	150,000	BSBY 1M + 1.65%	on Demand	Mortgage Loans
Warehouse C	53,607	75,000	Term SOFR + 1.65%	on Demand	Mortgage Loans & Pledged Cash
Warehouse D	83,259	140,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	45,882	70,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$306,072	$495,000

(1)
The mortgage warehouse borrowings outstanding as of September 30, 2023 and December 31, 2022 were collateralized by $241.7 million and $346.4 million, respectively, of mortgage loans held for sale, which comprise the balance of mortgage loans held for sale, and approximately $0.8 million and $2.1 million, respectively, of restricted cash on our unaudited Condensed Consolidated Balance Sheets.
(2)
Beginning October 1, 2023, the lender for Warehouse B discontinued providing mortgage warehouse facility financings to the industry in general. We terminated the facility on August 17, 2023. The facility amounts for Warehouses D and E were expanded to offset the loss of liquidity from Warehouse B.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of September 30, 2023 and December 31, 2022 consist of project-level debt due to various land sellers and financial institutions for specific projects. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 9% and 0% to 8% at each of September 30, 2023 and December 31, 2022, respectively. We impute interest for loans with no stated interest rates.

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

The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. Derivative assets and liabilities include interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity Security Investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2023, when compared to December 31, 2022.

The carrying value and fair value of our financial instruments are as follows:

		September 30, 2023		December 31, 2022
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$241,749	$241,749	$346,364	$346,364
IRLCs	3	(5,408)	(5,408)	2,386	2,386
MBSs	2	7,125	7,125	1,090	1,090
Mortgage warehouse borrowings	2	191,645	191,645	306,072	306,072
Loans payable and other borrowings	2	332,177	332,177	361,486	361,486
5.625% Senior Notes due 2024 (1)(2)	2	—	—	349,372	347,375
5.875% Senior Notes due 2027 (2)	2	497,133	473,860	496,541	480,060
6.625% Senior Notes due 2027 (2)	2	28,164	24,972	28,380	26,123
5.75% Senior Notes due 2028 (2)	2	447,291	419,589	446,817	421,358
5.125% Senior Notes due 2030 (2)	2	495,667	437,940	495,193	434,330
Equity Security	1	460	460	460	460

(1)
On September 1, 2023, the 2024 Senior Notes were redeemed in full.
(2)
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level in Fair Value Hierarchy	As of September 30, 2023	As of December 31, 2022
Description:
Real estate inventories	3	$19,263	$48,360

9. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2023 was 25.4% and 24.7%, respectively, compared to 22.6% and 23.8%, respectively, for the same periods in 2022.

For the three and nine months ended September 30, 2023 and 2022, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

compensation, and special deductions and credits related to homebuilding activities. The Inflation Reduction Act, enacted in August 2022, extended Internal Revenue Code ("IRC") §45L energy efficient homebuilding tax credits and applies to homes closed in 2022-2032.

The Inflation Reduction Act also created a 15% corporate alternative minimum tax. The corporate alternative minimum tax had no impact on our consolidated financial statements for the three and nine months ended September 30, 2023.

There were no unrecognized tax benefits as of September 30, 2023 or December 31, 2022.

10. STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Amount available for repurchase — beginning of period	$275,570	$425,000	$279,138	$230,413
Amount cancelled from expired or unused authorizations	—	—	—	(75,000)
Additional amount authorized for repurchase	—	—	—	500,000
Amount repurchased	(100,000)	(104,999)	(103,568)	(335,412)
Amount available for repurchase — end of period	$175,570	$320,001	$175,570	$320,001

The Company repurchased 2,169,657 and 2,278,982 shares during the three and nine months ended September 30, 2023, respectively. The Company repurchased 4,213,256 and 12,940,941 shares during the three and nine months ended September 30, 2022, respectively.

The Inflation Reduction Act was enacted on August 16, 2022 and includes a one percent excise tax on the net repurchase of company stock. This act was effective as of January 1, 2023 and did not have a material impact on our financial statements for the three and nine months ended September 30, 2023. We will continue to assess the impact it may have on our financial results.

11. STOCK BASED COMPENSATION

Equity-Based Compensation

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of September 30, 2023, we had an aggregate of 5,117,222 shares of Common Stock available for future grants under the Plan.

The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of September 30, 2023:

	RSUs and PRSUs		Stock Options
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price Per Share
Balance at September 30, 2023	1,490,914	$30.26	2,265,448	$26.80

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units (1)	$4,615	$4,215	$15,502	$14,133
Stock options	1,087	1,118	3,004	3,341
Total stock compensation	$5,702	$5,333	$18,506	$17,474
(1)
Includes compensation expense related to time-based RSUs and PRSUs.

At September 30, 2023 and December 31, 2022, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $32.9 million and $27.1 million, respectively.

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

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Segment information is as follows (in thousands):

	Three Months Ended September 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$582,557	$433,610	$615,817	$40,045	$3,516	$1,675,545
Gross margin	158,096	109,481	106,103	16,917	1,121	391,718
Selling, general and administrative expenses	(42,957)	(37,712)	(45,442)	91	(41,771)	(167,791)
Net (loss)/income from unconsolidated entities	—	(81)	341	1,671	3	1,934
Interest and other (expense)/income, net (2)	(425)	(2,380)	(2,929)	—	8,548	2,814
Loss on extinguishment of debt, net	—	—	—	—	(269)	(269)
Income/(loss) before income taxes	$114,714	$69,308	$58,073	$18,679	$(32,368)	$228,406
(1)
Includes the activity from our Build-To-Rent and Urban Form operations.
(2)
Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.

	Three Months Ended September 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$649,058	$522,846	$831,409	$27,749	$3,582	$2,034,644
Gross margin	176,015	141,076	231,100	7,354	2,395	557,940
Selling, general and administrative expenses	(42,126)	(32,589)	(39,193)	—	(33,141)	(147,049)
Net (loss)/income from unconsolidated entities	—	(86)	(899)	546	(741)	(1,180)
Interest and other (expense)/income, net (2)	(4,180)	(1,325)	(4,065)	—	(563)	(10,133)
Gain on extinguishment of debt, net	—	—	—	—	71	71
Income/(loss) before income taxes	$129,709	$107,076	$186,943	$7,900	$(31,979)	$399,649
(1)
Includes the activity from our Build-To-Rent and Urban Form operations.
(2)
Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,933,434	$1,521,829	$1,815,980	$117,108	$9,615	$5,397,966
Gross margin	526,968	381,279	333,843	46,490	2,389	1,290,969
Selling, general and administrative expenses	(133,908)	(120,058)	(133,027)	—	(123,502)	(510,495)
Net (loss)/income from unconsolidated entities	—	(63)	(67)	7,205	(26)	7,049
Interest and other (expense)/income, net(2)	(2,773)	(5,241)	(2,157)	—	15,501	5,330
Loss on extinguishment of debt, net	—	—	—	—	(269)	(269)
Income/(loss) before income taxes	$390,287	$255,917	$198,592	$53,695	$(105,907)	$792,584

(1)
Includes the activity from our Build-To-Rent and Urban Form operations
(2)
Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.
(3)

	Nine Months Ended September 30, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,810,041	$1,351,093	$2,433,893	$98,419	$39,345	$5,732,791
Gross margin	476,241	332,440	635,318	32,327	16,222	1,492,548
Selling, general and administrative expenses	(127,041)	(95,527)	(125,086)	—	(122,201)	(469,855)
Net (loss)/income from unconsolidated entities	—	(40)	(7,004)	4,799	(741)	(2,986)
Interest and other income/(expense), net(2)	5,498	(4,262)	(9,734)	—	(605)	(9,103)
Gain on extinguishment of debt, net	—	—	—	—	13,542	13,542
Income/(loss) before income taxes	$354,698	$232,611	$493,494	$37,126	$(93,783)	$1,024,146

(1)
Includes the activity from our Build-To-Rent and Urban Form operations.
(2)
Interest and other income/(expense), net includes pre-acquisition write-offs of terminated projects.

	As of September 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,942,255	$1,157,825	$2,586,588	$—	$—	$5,686,668
Investments in unconsolidated entities	56,652	121,549	86,047	5,283	60,103	329,634
Other assets	158,361	233,570	595,521	339,649	1,093,515	2,420,616
Total assets	$2,157,268	$1,512,944	$3,268,156	$344,932	$1,153,618	$8,436,918

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,820,765	$1,359,805	$2,453,662	$—	$—	$5,634,232
Investments in unconsolidated entities	46,629	104,070	80,310	5,283	46,608	282,900
Other assets	216,816	251,727	613,029	431,535	1,040,485	2,553,592
Total assets	$2,084,210	$1,715,602	$3,147,001	$436,818	$1,087,093	$8,470,724

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.3 billion as of September 30, 2023 and $1.2 billion as of December 31, 2022. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2023 will be drawn upon.

Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

owner and its creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for land under these contracts was $1.6 billion at September 30, 2023 and $1.5 billion at December 31, 2022.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At September 30, 2023 and December 31, 2022, our legal accruals were $19.1 million and $20.6 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

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

Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $86.4 million and $100.2 million as of September 30, 2023 and December 31, 2022, respectively. We recorded lease expense of approximately $5.8 million and $19.3 million for the three and nine months ended September 30, 2023, and $6.9 million and $20.5 million for the three and nine months ended September 30, 2022, within General and administrative expenses on our unaudited Condensed Consolidated Statement of Operations.

14. MORTGAGE HEDGING ACTIVITIES

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	September 30, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(5,408)	$332,421	$2,386	$375,030
MBSs	7,125	479,000	1,090	504,000
Total	$1,717		$3,476
(1)
The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Total commitments to originate loans approximated $359.9 million and $419.6 million as of September 30, 2023 and December 31, 2022, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.

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

Business Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations across 11 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our wholly owned insurance agency, TMIS. As of September 30, 2023, our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services
As of September 30, 2023, we employed approximately 2,700 full-time equivalent persons. Of these, approximately 2,300 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.

Factors Affecting Comparability of Results

For the three months ended September 30, 2023 we recognized $11.8 million in inventory impairment. Impairments are recorded to Cost of home closings on the unaudited Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2022, no inventory impairment was incurred.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2023 we recognized a $0.3 million net loss on extinguishment of debt relating to our redemption of the 2024 Senior Notes. For the three and nine months ended September 30, 2022, we recognized a $0.1 million and $13.5 million net gain on extinguishment of debt relating to our partial redemption of our 6.625% Senior Notes due 2027. Such losses and gains are included in Loss/(gain) on extinguishment of debt, net on our unaudited Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2022, we recognized a $0.8 million and $14.5 million gain on land transfers relating to our unconsolidated joint ventures which is included in Other expense/(income), net on the unaudited Condensed Consolidated Statements of Operations. No such gains were recognized in the current year.

Third Quarter 2023 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):

•
Home closings revenue of $1.6 billion, driven by 2,639 home closings at an average price of $611,000.
•
GAAP Home closings gross margin of 23.1% and 23.9% excluding inventory impairment.
•
Net sales orders of 2,592, driven by a monthly absorption pace of 2.7 per community versus 2.1 a year ago.
•
74,000 homebuilding lots owned and controlled at quarter end, representing 6.1 years of total supply, of which 3.5 years was owned.
•
Homebuilding debt-to-capitalization of 25.9% on a gross basis and 18.8% net of $614 million of unrestricted cash. Total liquidity was $1.6 billion.
•
Credit rating upgraded by S&P Global to BB+ from BB with a Stable outlook.
•
Book value per share increased 21% year over year to $46.78.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Statements of Operations Data:
Home closings revenue, net	$1,611,883	$1,983,775	$5,221,225	$5,511,204
Land closings revenue	14,291	14,225	31,439	66,651
Financial services revenue	40,045	27,749	117,108	98,419
Amenity and other revenue	9,326	8,895	28,194	56,517
Total revenue	1,675,545	2,034,644	5,397,966	5,732,791
Cost of home closings	1,238,999	1,438,164	3,980,749	4,084,748
Cost of land closings	13,572	11,571	30,620	50,139
Financial services expenses	23,128	20,395	70,618	66,092
Amenity and other expenses	8,128	6,574	25,010	39,264
Total cost of revenue	1,283,827	1,476,704	4,106,997	4,240,243
Gross margin	391,718	557,940	1,290,969	1,492,548
Sales, commissions and other marketing costs	98,797	94,692	304,591	279,950
General and administrative expenses	68,994	52,357	205,904	189,905
Net (income)/loss from unconsolidated entities	(1,934)	1,180	(7,049)	2,986
Interest (income)/expense, net	(5,782)	4,382	(12,013)	13,823
Other expense/(income), net	2,968	5,751	6,683	(4,720)
Loss/(gain) on extinguishment of debt, net	269	(71)	269	(13,542)
Income before income taxes	228,406	399,649	792,584	1,024,146
Income tax provision	57,960	90,418	196,005	243,300
Net income before allocation to non-controlling interests	170,446	309,231	596,579	780,846
Net income attributable to non-controlling interests	245	548	(235)	(3,377)
Net income available to Taylor Morrison Home Corporation	$170,691	$309,779	$596,344	$777,469
Home closings gross margin	23.1%	27.5%	23.8%	25.9%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.1%	4.8%	5.8%	5.1%
General and administrative expenses as a percentage of home closings revenue, net	4.3%	2.6%	3.9%	3.4%

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures

In addition to the results reported in accordance with GAAP, we provide our investors with supplemental information relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin; (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio.

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers to joint ventures and extinguishment of debt, net, and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, as applicable, interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), non-cash compensation expense, if any, inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers to joint ventures and extinguishment of debt, net. Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance cost/(premium), net, and less mortgage warehouse borrowings, net of unrestricted cash and cash equivalents (“net homebuilding debt”), by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity). Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding inventory impairment charges.

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

A reconciliation of (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin, (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio to the comparable GAAP measures is presented below.

Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2023	2022
Net income available to TMHC	$170,691	$309,779
Inventory impairments	11,791	—
Gain on land transfers to joint ventures	—	(808)
Loss/(gain) on extinguishment of debt, net	269	(71)
Tax impact due to above non-GAAP reconciling items	(3,060)	205
Adjusted net income	$179,691	$309,105
Basic weighted average number of shares	108,837	112,701
Adjusted earnings per common share - Basic	$1.65	$2.74
Diluted weighted average number of shares	110,622	113,780
Adjusted earnings per common share - Diluted	$1.62	$2.72

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Income before income taxes	$228,406	$399,649
Inventory impairments	11,791	—
Gain on land transfers to joint ventures	—	(808)
Loss/(gain) on extinguishment of debt, net	269	(71)
Adjusted income before income taxes	$240,466	$398,770
Total revenue	$1,675,545	$2,034,644
Income before income taxes margin	13.6%	19.6%
Adjusted income before income taxes margin	14.4%	19.6%

Adjusted Home Closings Gross Margin

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Home closings revenue	$1,611,883	$1,983,775
Cost of home closings	$1,238,999	$1,438,164
Home closings gross margin	$372,884	$545,611
Inventory impairments	11,791	—
Adjusted home closings gross margin	$384,675	$545,611
Home closings gross margin as a percentage of home closings revenue	23.1%	27.5%
Adjusted home closings gross margin as a percentage of home closings revenue	23.9%	27.5%

EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022
Net income before allocation to non-controlling interests	$170,446	$309,231
Interest (income)/expense, net	(5,782)	4,382
Amortization of capitalized interest	32,377	33,774
Income tax provision	57,960	90,418
Depreciation and amortization	2,728	1,484
EBITDA	$257,729	$439,289
Non-cash compensation expense	5,702	5,333
Inventory impairments	11,791	—
Gain on land transfers to joint ventures	—	(808)
Loss/(gain) on extinguishment of debt, net	269	(71)
Adjusted EBITDA	$275,491	$443,743
Total revenue	$1,675,545	$2,034,644
Net income before allocation to non-controlling interests as a percentage of total revenue	10.2%	15.2%
EBITDA as a percentage of total revenue	15.4%	21.6%
Adjusted EBITDA as a percentage of total revenue	16.4%	21.8%

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Homebuilding Debt to Capitalization Ratio Reconciliation

(Dollars in thousands)	As of September 30, 2023	As of June 30, 2023	As of September 30, 2022
Total debt	$1,992,077	$2,393,571	$2,729,924
Plus: unamortized debt issuance cost, net	8,815	9,613	11,242
Less: mortgage warehouse borrowings	$(191,645)	(249,898)	(146,335)
Total homebuilding debt	$1,809,247	$2,153,286	$2,594,831
Total equity	5,175,110	5,095,313	4,403,466
Total capitalization	$6,984,357	$7,248,599	$6,998,297
Total homebuilding debt to capitalization ratio	25.9%	29.7%	37.1%

Total homebuilding debt	$1,809,247	$2,153,286	$2,594,831
Less: cash and cash equivalents	(613,811)	(1,227,264)	(329,244)
Net homebuilding debt	$1,195,436	$926,022	$2,265,587
Total equity	5,175,110	5,095,313	4,403,466
Total capitalization	$6,370,546	$6,021,335	$6,669,053
Net homebuilding debt to capitalization ratio	18.8%	15.4%	34.0%

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

Demand for housing has fluctuated the last several years partially as a result of macro economic conditions relating to inflation, increasing mortgage interest rates, and industry constraints relating to labor and supply shortages. We believe these events had a series of impacts on us including affordability constraints for some consumers and reduced overall consumer confidence which led to an increase in cancellation rates and reduced sales during the prior year. To mitigate these impacts we began to adjust pricing, primarily by offering finance incentives, as well as home discounts and other pricing reductions during the second half of 2022. These pricing adjustments and incentives helped drive an increase in sales orders and a gradual normalization in cancellations beginning in 2023. However, the recent increase in mortgage interest rates during the three months ended September 30, 2023 began to negatively impact our net sales orders in the latter half of the quarter. Operational information related to each period is presented below:

Ending Active Selling Communities

	As of September 30,		Change
	2023	2022
East	107	118	(9.3)%
Central	94	105	(10.5)%
West	124	103	20.4%
Total	325	326	(0.3)%

The total ending active selling communities decreased by one at September 30, 2023 compared to September 30, 2022. The increase in the West was due to several master planned community openings, which was offset by community closeouts in the East and Central regions.

Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	940	1,041	(9.7)%	$559,524	$640,093	(12.6)%	$595	$615	(3.3)%
Central	641	450	42.4%	374,224	267,681	39.8%	584	595	(1.8)%
West	1,011	578	74.9%	680,666	372,223	82.9%	673	644	4.5%
Total	2,592	2,069	25.3%	$1,614,414	$1,279,997	26.1%	$623	$619	0.6%

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	3,066	3,189	(3.9)%	$1,786,988	$1,976,798	(9.6)%	$583	$620	(6.0)%
Central	2,123	1,979	7.3%	1,248,196	1,294,106	(3.5)%	588	654	(10.1)%
West	3,280	2,509	30.7%	2,219,056	1,878,886	18.1%	677	749	(9.6)%
Total	8,469	7,677	10.3%	$5,254,240	$5,149,790	2.0%	$620	$671	(7.6)%

(1)
Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders increased 25.3% for the three months ended September 30, 2023 and 10.3% for the nine months ended September 30, 2023, compared to the same periods in the prior year, respectively. Beginning in third quarter of 2022, we believe our net sales were negatively impacted by the change in economic conditions and home buyer apprehensions due to rising mortgage interest rates and inflationary pressures. However, as both mortgage rates and inflationary pressures were relatively stable in the first half of the year along with our offering of pricing incentives or discounts, net sales improved. In addition, lower cancellation rates for the three months ended September 30, 2023 compared to the same quarter in the prior year contributed to the increase in net sales orders. However, during the three months ended September 30, 2023, mortgage interest rates increased again and our net sales orders began to slow during the second half of the quarter. Average selling prices remained relatively flat for three months ended September 30, 2023, but decreased for the nine months ended September 30, 2023 compared to the same periods in the prior year as a result of an increase in our pricing incentives and/or discounts in certain markets.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
East	8.0%	9.2%	8.2%	7.3%
Central	14.9%	22.5%	16.3%	12.8%
West	12.1%	20.2%	13.1%	12.7%
Total Company	11.4%	15.6%	12.3%	10.6%

(1)
Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate decreased for the three months ended September 30, 2023, but increased for the nine months ended September 30, 2023 compared to the same periods in the prior year. Our cancellations began increasing during the third quarter of 2022 which we believe was due to increasing mortgage interest rates and buyer apprehensions given the elevated macroeconomic uncertainty and affordability constraints for some consumers. As mortgage interest rates have stabilized we believe buyers' confidence has improved and we experienced a decrease in our cancellations for the quarter as compared to the same period in the prior year.

Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	2,421	3,256	(25.6)%	$1,613,188	$2,121,673	(24.0)%	$666	$652	2.1%
Central	1,464	2,489	(41.2)%	960,269	1,694,111	(43.3)%	656	681	(3.7)%
West	2,233	2,196	1.7%	1,523,545	1,579,937	(3.6)%	682	719	(5.1)%
Total	6,118	7,941	(23.0)%	$4,097,002	$5,395,721	(24.1)%	$670	$679	(1.3)%

(1)
Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.

Total sold homes in backlog and total sales value decreased by 23.0% and 24.1% at September 30, 2023 compared to September 30, 2022, respectively. The sold homes in backlog at September 30, 2022 reflected the strong selling market from 2021 and first half of 2022 along with extended cycle times. The sold homes in backlog at September 30, 2023 reflected home closings outpacing net sales orders for the trailing twelve months primarily as a result of improved cycle times.

Home Closings Revenue

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	996	1,118	(10.9)%	$572,971	$638,270	(10.2)%	$575	$571	0.7%
Central	709	835	(15.1)%	423,396	522,247	(18.9)%	597	625	(4.5)%
West	934	1,097	(14.9)%	615,516	823,258	(25.2)%	659	750	(12.1)%
Total	2,639	3,050	(13.5)%	$1,611,883	$1,983,775	(18.7)%	$611	$650	(6.0)%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	3,228	3,152	2.4%	$1,906,862	$1,757,444	8.5%	$591	$558	5.9%
Central	2,376	2,277	4.3%	1,499,420	1,347,828	11.2%	631	592	6.6%
West	2,701	3,421	(21.0)%	1,814,943	2,405,932	(24.6)%	672	703	(4.4)%
Total	8,305	8,850	(6.2)%	$5,221,225	$5,511,204	(5.3)%	$629	$623	1.0%

The number of homes closed and home closings revenue, net decreased by 13.5% and 18.7% for the three months ended September 30, 2023, and 6.2% and 5.3% for the nine months ended September 30, 2023 compared to the same periods in the prior year, respectively. The decreases are primarily driven by slower starts and fewer net sales orders in the prior year. The decreases for the nine months ended September 30, 2023 were partially offset by increases in the East and Central regions which experienced longer cycle times during 2022, moving closings to the first half of 2023. Several markets in these regions also experienced market appreciation in the prior year which increased the average selling price and home closings revenue, net.

Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
East	$4,077	$5,732	$(1,655)
Central	10,214	599	9,615
West	—	7,894	(7,894)
Total	$14,291	$14,225	$66

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
East	$9,030	$36,482	$(27,452)
Central	22,409	3,265	19,144
West	—	26,904	(26,904)
Total	$31,439	$66,651	$(35,212)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. The prior year had certain large land transactions, which were not experienced during 2023. The land closings revenue in the East for the nine months ended September 30, 2022 was due to the sale of certain commercial assets as well as the sale of residential lots in our Florida market. The land closings revenue in the West for the nine months ended September 30, 2022 was due to the sale of a certain project in our Oregon market.

Amenity and Other Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
East	$5,509	$5,056	$453
Central	—	—	—
West	301	257	44
Corporate	3,516	3,582	(66)
Total	$9,326	$8,895	$431

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
East	$17,542	$16,115	$1,427
Central	—	—	—
West	1,037	1,057	(20)
Corporate	9,615	39,345	(29,730)
Total	$28,194	$56,517	$(28,323)

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Build-To-Rent and Urban Form operations. The amenity and other revenue in Corporate for the nine months ended September 30, 2022 is due to the sale of an asset relating to our Urban Form operations.

Home Closings Gross Margin

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Home closings revenue, net	$572,971	$638,270	$423,396	$522,247	$615,516	$823,258	$1,611,883	$1,983,775
Cost of home closings	414,752	460,137	314,978	381,181	509,269	596,846	1,238,999	1,438,164
Home closings gross margin	$158,219	$178,133	$108,418	$141,066	$106,247	$226,412	$372,884	$545,611
Home closings gross margin %	27.6%	27.9%	25.6%	27.0%	17.3%	27.5%	23.1%	27.5%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Home closings revenue, net	$1,906,862	$1,757,444	$1,499,420	$1,347,828	$1,814,943	$2,405,932	$5,221,225	$5,511,204
Cost of home closings	1,379,990	1,287,670	1,120,006	1,016,006	1,480,753	1,781,072	3,980,749	4,084,748
Home closings gross margin	$526,872	$469,774	$379,414	$331,822	$334,190	$624,860	$1,240,476	$1,426,456
Home closings gross margin %	27.6%	26.7%	25.3%	24.6%	18.4%	26.0%	23.8%	25.9%

Consolidated home closings gross margin decreased to 23.1% from 27.5% for the three months ended September 30, 2023, compared to the same period in the prior year and decreased to 23.8% from 25.9% for the nine months ended September 30, 2023 compared to the same period in the prior year. The decreases in home closings gross margin for the three months ended September 30, 2023 compared to the same period in the prior year is primarily as a result of pricing incentives and discounts in all of our segments. In addition, one community in our West region was impacted by inventory impairment as a result of a change in scope directly related to recently changing municipality requirements. Adjusting for inventory impairment, the West's home closings gross margin was 19.2% and consolidated was 23.9% for the three months ended September 30, 2023.

The increases in home closings gross margin in the East and Central regions for the nine months ended September 30, 2023 compared to the same periods in the prior year are as a result of price appreciation in several of the markets at the time the homes were sold (late 2021 and 2022). The decrease in home closings gross margin in our West region for the nine months ended September 30, 2023 compared to the same period in the prior year is a result of the pricing incentives and discounts which were above the company average for the first half of the current year as well as the inventory impairment noted above. Adjusting for such impairment, the West's home closings gross margin was 19.1% and consolidated was 24.0% for the nine months ended September 30, 2023.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Services

The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Mortgage services revenue	$31,089	$18,291	70.0%	$87,637	$71,792	22.1%
Title services and other revenues	8,956	9,458	(5.3)%	29,471	26,627	10.7%
Total financial services revenue	40,045	27,749	44.3%	117,108	98,419	19.0%
Financial services net income from unconsolidated entities	1,671	546	206.0%	7,205	4,799	50.1%
Total revenue	41,716	28,295	47.4%	124,313	103,218	20.4%
Financial services expenses	23,128	20,395	13.4%	70,618	66,092	6.8%
Financial services income before income taxes	$18,588	$7,900	135.3%	$53,695	$37,126	44.6%
Total originations:
Number of Loans	1,742	1,551	12.3%	5,291	4,728	11.9%
Principal	$813,929	$701,323	16.1%	$2,500,799	$2,108,122	18.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Supplemental data:
Average FICO score	753	752	754	753
Funded origination breakdown:
Government (FHA,VA,USDA)	20%	18%	18%	17%
Other agency	76%	75%	77%	77%
Total agency	96%	93%	95%	94%
Non-agency	4%	7%	5%	6%
Total funded originations	100%	100%	100%	100%

Total financial services revenue increased by 44.3% and 19.0% for the three and nine months ended September 30, 2023 compared to the same periods in the prior year, respectively. The increases are primarily due to an increase in mortgage originations, the average amount borrowed per loan, as well as the revenue earned on the sale of loans.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 6.1% from 4.8% and to 5.8% from 5.1% for the three and nine months ended September 30, 2023 compared to the same periods in the prior year. The increase was primarily due to an increase in external commissions costs and increased advertising costs in an effort to generate sales traffic, along with a decrease in home closings revenue, net.

General and Administrative Expenses

General and administrative expenses as a percentage of home closings revenue, net, increased to 4.3% from 2.6% and to 3.9% from 3.4% for the three and nine months ended September 30, 2023 compared to the same periods in the prior year. The increase was primarily due to the decrease in home closings revenue, net, along with an increase in payroll related expenses.

Net (Income)/Loss from Unconsolidated Entities

Net income from unconsolidated entities was $1.9 million and $7.0 million for the three and nine months ended September 30, 2023, respectively, while net loss from unconsolidated entities was $1.2 million and $3.0 million for the three and nine months ended September 30, 2022, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the three and nine months ended September 30, 2023 compared to the same period in the prior year. In addition, the nine months ended September 30, 2022 included impairment charges for one of our unconsolidated joint ventures.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest (Income)/Expense, Net

Interest income, net was $5.8 million and $12.0 million for the three and nine months ended September 30, 2023, respectively, and interest expense, net was $4.4 million and $13.8 million for the three and nine months ended September 30, 2022 . The net interest income for the three and nine months ended September 30, 2023 was primarily due to higher cash balances and an increase in the interest rates earned on such balances.

Other Expense/(Income), Net

Other expense, net was $3.0 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, and other expense, net was $5.8 million and other income, net was $4.7 million for the three and nine months ended September 30, 2022, respectively. The net expense in the current year was primarily related to an increase in self-insurance reserves for the first three quarters of the year. For the three months ended September 30, 2022, net other expense was largely related to the write off of pre-acquisition costs during the period. For the nine months ended September 30, 2022, net other income was primarily related to gains on land transferred at fair value as part of investments in two joint ventures with third parties.

Loss/(Gain) on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $0.3 million for the three and nine months ended September 30, 2023, while gain on extinguishment of debt, net was $0.1 million and $13.5 million for the three and nine months ended September 30, 2022. The loss for the three and nine months ended September 30, 2023 was due to the redemption of our 2024 Senior Notes in September 2023. This gain for the three and nine months ended September 30, 2022 was due to the tender offer and purchase of our 6.625% Senior Notes due 2027 in June 2022, which we completed in July of 2022.

Income Tax Provision

The effective tax rate for the three and nine months ended September 30, 2023 was 25.4% and 24.7%, respectively, compared to 22.6% and 23.8%, respectively, for the same periods in 2022.

For the three and nine months ended September 30, 2023 and 2022, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to stock-based compensation, and special deductions and credits related to homebuilding activities. The Inflation Reduction Act, enacted in August 2022, extended IRC §45L energy efficient homebuilding tax credits and applies to homes closed in 2022-2032.

The Inflation Reduction Act also created a 15% corporate alternative minimum tax. The corporate alternative minimum tax had no impact on our consolidated financial statements for the three and nine months ended September 30, 2023.

Net Income

Net income available to TMHC and diluted earnings per share for the three months ended September 30, 2023 were $170.7 million and $1.54, respectively. Net income available to TMHC and diluted earnings per share for the three months ended September 30, 2022 were $309.8 million and $2.72, respectively. The decreases in net income and diluted earnings per share from the prior year were primarily attributable to lower gross margin, combined with higher sales commissions and other marketing costs and higher general and administrative expenses.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2023, several bank failures led to significant disruptions to the banking system and financial market volatility. While we maintained no accounts at any failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties, which consist of major financial institutions. Generally, deposits may be redeemed on demand and are maintained with financial institutions with reputable credit.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2023	December 31, 2022
Total cash and cash equivalents, excluding restricted cash	$613,811	$724,488
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability	100,000	100,000
Letters of credit outstanding	(70,426)	(69,249)
Revolving Credit Facilities availability	1,029,574	1,030,751
Total liquidity	$1,643,385	$1,755,239

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

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $550.6 million for the nine months ended September 30, 2023, compared to $460.0 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities is primarily driven by a significant decrease in spend on real estate inventory and land deposits during the nine months ended September 30, 2023 compared to the same period in the prior year partially offset by reduced cash provided by mortgages held for sale and lower net income in the current year.

Investing Cash Flow Activities

Net cash used in investing activities was $94.1 million for the nine months ended September 30, 2023, compared to $18.8 million for the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily due to a net investment of $47.1 million of capital into unconsolidated entities in the nine months ended September 30, 2023 compared to a net distribution of $3.7 million of capital from unconsolidated entities in the prior year period.

Financing Cash Flow Activities

Net cash used in financing activities was $568.5 million for the nine months ended September 30, 2023, compared to $947.7 million for the nine months ended September 30, 2022. The decrease in cash used in financing activities was primarily due to lower net repayments on our mortgage warehouse facilities, loans payable and other borrowings, senior notes and mortgage warehouse facilities during the nine months ended September 30, 2023 compared to the same period in the prior year as well as significantly lower repurchases of Common Stock during the nine months ended September 30, 2023 compared to the same period in the prior year.

Debt Instruments

For information regarding our debt instruments, including the terms governing our senior notes and our Revolving Credit Facilities, see Note 7 - Debt to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements as of September 30, 2023

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

For the nine months ended September 30, 2023 and 2022, total cash contributions to unconsolidated joint ventures were $47.8 million and $91.8 million, respectively.

Land Option Contracts and Land Banking Agreements

We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $1.6 billion at September 30, 2023 and $1.5 billion at December 31, 2022.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2023, approximately 90% of our debt was fixed rate and 10% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to borrowings by TMHF under its various mortgage warehouse facilities. As of September 30, 2023, we had no outstanding borrowings under our Revolving Credit Facilities. We had approximately $1.0 billion of additional availability for borrowings under the Revolving Credit Facilities including $129.6 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of September 30, 2023 (giving effect to $70.4 million of letters of credit outstanding as of such date).

The London Interbank Offered Rate (“LIBOR”) was historically the primary basis for determining interest payments on borrowings under each of our mortgage warehouse facilities and our Revolving Credit Facilities. ICE Benchmark Administration (“IBA”) no longer publishes the Overnight, 1, 3, 6 and 12 month US Dollar LIBOR. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. In response to the planned discontinuation of LIBOR, our warehouse facilities agreements for facilities A, C, D, and E as well as our Revolving Credit Facilities have been restructured to begin using SOFR as the basis for determining interest rates. At this time, it is not possible to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.

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

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2023. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed Rate Debt	$54.1	$141.7	$75.7	$44.6	$543.1	$950.0	$1,809.2	$1,688.5
Weighted average interest rate(1)	3.0%	3.0%	3.0%	3.0%	5.5%	5.6%	5.1%
Variable Rate Debt(2)	$191.6	$—	$—	$—	$—	$—	$191.6	$191.6
Weighted average interest rate	6.9%	—	—	—	—	—	6.9%

(1)
Represents the coupon rate of interest on the full principal amount of the debt.
(2)
Based upon the amount of variable rate debt outstanding at September 30, 2023, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.9 million per year.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, as of September 30, 2023 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 31, 2022, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of the Company's Common Stock through December 31, 2023. As of September 30, 2023, we had approximately $175.6 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions.The table below sets forth information regarding repurchases by the Company of it's Common Stock during the three months ended September 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1 to July 31, 2023	—	$—	—	$275,570
August 1 to August 31, 2023	1,032,911	46.52	1,032,911	227,523
September 1 to September 30, 2023	1,136,746	45.70	1,136,746	175,570
Total	2,169,657		2,169,657

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).
3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).
10.1*†	Amended and Restated Employment Agreement, dated July 24, 2023, between Taylor Morrison, Inc. and Curt VanHyfte
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (and contained in Exhibit 101).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	October 25, 2023
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)

TAYLOR MORRISON HOME CORPORATION 10-Q