Form 10-K
period 2023-12-31
Taylor Morrison Home Corp
filed 2024-02-21
CIK 1562476

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $5,260,181,647, based on the closing sales price per share as reported by the New York Stock Exchange on such date.

The number of shares outstanding of the issuer’s common stock, as of February 21, 2024:

Class	Outstanding
Common Stock, $0.00001 par value	106,428,964

Documents Incorporated by Reference

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Table of Contents

PART I	4	Item 1.	Business
	16	Item 1A.	Risk Factors
	36	Item 1B.	Unresolved Staff Comments
	36	Item 1C.	Cybersecurity
	37	Item 2.	Properties
	37	Item 3.	Legal Proceedings
	37	Item 4.	Mine Safety Disclosures

PART II	39	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	40	Item 6.	[Reserved]
	41	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	61	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	62	Item 8.	Financial Statements and Supplementary Data
	96	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	96	Item 9A.	Controls and Procedures
	98	Item 9B.	Other Information
	98	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III	100	Item 10.	Directors, Executive Officers and Corporate Governance
	100	Item 11.	Executive Compensation
	100	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	101	Item 13.	Certain Relationships and Related Transactions, and Director Independence
	101	Item 14.	Principal Accountant Fees and Services

PART IV	103	Item 15.	Exhibits and Financial Statement Schedules
	106	Item 16.	Form 10-K Summary
	107	Signatures

TAYLOR MORRISON HOME CORPORATION 10-K

i

Available Information

Information about our company and communities is provided on our website at www.taylormorrison.com (the “Taylor Morrison website”). From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted and accessible on our website. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the “E-mail Alerts” section of the “Investor Relations” page on our website. The information contained on or accessible through the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “ESG-Governance Documents.” To the extent required by the SEC’s rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

We were incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and our telephone number is (480) 840-8100.

Forward-Looking Statements

Certain information included in this Annual Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as, but not limited to, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “will,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of our strategy or future operating or financial performance. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this Annual Report on Form 10-K, including those described below and under the heading “Risk Factors” in Part I, Item 1A and below under the heading “Summary of Material Risks”.

TAYLOR MORRISON HOME CORPORATION 10-K

Summary Of Material Risks

As you read this Annual Report and other reports or public statements, you should understand that statements made herein are not guarantees of performance or results. They are subject to known and unknown risks, uncertainties and assumptions including those described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report. Although we believe that our forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	changes in general and local economic conditions;	•	our concentration of significant operations in certain geographic areas;

•	slowdowns or severe downturns in the housing market;	•	risks associated with our unconsolidated joint venture arrangements;

•	increases in interest rates or government fees;	•	information technology failures and data security breaches;

•	tax increases and changes in tax rules;	•	costs to engage in and the success of future growth or expansion of our operations or acquisitions or disposals of businesses;

•	homebuyers’ ability to obtain suitable financing;	•	damages associated with any major health and safety incident;

•	shortages in, disruptions of and cost of labor;	•	our ownership, leasing or occupation of land and the use of hazardous materials, and any related liabilities;

•	higher cancellation rates of existing home sales contracts;	•	negative publicity or poor relations with the residents of our communities;

•	raw materials and building supply shortages and price fluctuations;	•	new or changing government regulations and legal challenges;

•	inflation or deflation;	•	existing or future litigation, arbitration or other claims;

•	competition in our industries;	•	our compliance with environmental laws and regulations regarding climate change;

•	any increase in unemployment or underemployment;	•	utility and resource shortages or rate fluctuations;

•	the seasonality of our business;	•	our ability to sell mortgages we originate and claims on mortgages sold to third parties;

•	the physical impacts of climate change and the increased focus by third-parties on sustainability issues;	•	governmental regulation applicable to our financial services and title services business;

•	our ability to obtain additional performance, payment and completion surety bonds and letters of credit;	•	the loss of any of our important commercial lender relationships;

•	significant home warranty and construction defect claims;	•	constriction of the capital markets;

•	our reliance on subcontractors;	•	risks related to our substantial debt ;

•	failure to manage land acquisitions, inventory and development and construction processes;	•	restrictive covenants in agreements governing our revolving credit facility;

•	availability of land and lots at competitive prices;	•	the discontinuation of LIBOR and its impact on our borrowing costs;

•	decreases in the market value of our land inventory;	•	provisions in our charter, bylaws and Delaware Law that may delay or prevent an acquisition by a third party; and

•	our ability to use deferred tax assets;	•	provision in our charter that provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders.

TAYLOR MORRISON HOME CORPORATION 10-K

Part I

	4	Item 1.	Business

	16	Item 1A.	Risk Factors

	36	Item 1B.	Unresolved Staff Comments

	36	Item 1C.	Cybersecurity

	37	Item 2.	Properties

	37	Item 3.	Legal Proceedings

	37	Item 4.	Mine Safety Disclosures

ITEM 1 | BUSINESS

ITEM 1 | BUSINESS

General Overview

Taylor Morrison Home Corporation (“TMHC”) is a leading national land developer and homebuilder in the United States and has been named America’s Most Trusted Homebuilder® for nine consecutive years (awarded by Lifestory Research). We have expanded our market footprint and product positioning through our homebuilder acquisitions and smart organic growth and serve a broad range of consumers in the entry-level, move-up and resort lifestyle segments across the country. We are also a land developer, with a portfolio of lifestyle and master-planned communities with single and multi-family detached and attached homes. With each of our consumer groups seeking varying levels of home specification and affordability considerations, we have a dynamic and flexible operating strategy and product offering that allows us to best serve each of these segments and respond quickly to changing market conditions, community by community to maximize our financial performance.

We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also leverage our core homebuilding and land development expertise in alternative ways by operating the following strategic real estate related businesses:

•

We provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”).

•	We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. We serve as a land acquirer, developer, and homebuilder in addition to leasing and management functions.
•	Through a wholly-owned subsidiary, we also develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

Our business is organized into multiple homebuilding operating components and a financial services component. Our homebuilding operating components are presented below.

Business Strategy and Operations

Our short and long-term priorities and strategies include the following:

Short-term priorities

•	strategic land initiatives to mitigate risk and enhance capital efficiency;
•	process and product optimization to promote operational effectiveness;
•	product innovation and standardization to drive operating efficiencies and cost reduction;
•	balancing sales pace and price on a community-by-community basis to maintain targeted sales volume;

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

•	balancing our inventory of homes under construction and our pace of new construction starts;
•	optimizing, at a community level, the intentional balance of to-be-built and quick-move-in homes;
•	ability to swiftly adjust our pricing, discounts/incentives, or financial services product offerings based on our customers' needs;
•	continuing to enhance the customer experience; and
•	further scaling our Build-to-Rent operations to meet the need for rental households.

Long-term strategies

•	opportunistic land acquisition of prime assets in core locations;
•	building distinctive communities driven by consumer preferences; resulting in a balanced portfolio which can withstand multiple economic cycles;
•	consistent delivery of competitive financial metrics;
•	innovative digital marketing capabilities;
•	maintaining a cost-efficient operating structure and culture; and
•	disciplined capital allocation with a focus on strong liquidity and balance sheet stewardship.

To support our business strategies, we maintain a balanced capital allocation approach designed to maximize long-term shareholder value. We operate our business to capitalize on market dynamics while mitigating risks from economic downturns as we recognize the cyclical nature of the housing industry. This capital allocation strategy is built on the following pillars:

•	reinvest in core homebuilding operations;
•	seek additional growth opportunities through mergers, acquisitions, organic growth into adjacent markets, opportunistic land investment and joint venture strategies;
•	optimize debt leverage;
•	reinvest in ancillary business opportunities within the industry; and
•	returning capital to shareholders (i.e. share repurchase programs).

Land and Development Strategies

Prudent and disciplined acquisition of land in core locations and thoughtful community development have always been pillars of our long-term strategy. We pride ourselves on our responsible land stewardship. While we focus on investing in land in desirable locations in prime submarkets that appeal to our targeted consumer groups, we also seek to preserve natural habitats. Our proposed sites undergo project feasibility studies to assess the regulatory, market, environmental, social, and other risks and requirements. Considerations include accessibility to utilities, suspected threatened or endangered wildlife, significant or unusual noise levels, proper drainage infrastructure, and storm water pollution prevention.

Community development includes the acquisition and development of land, which may include obtaining significant planning and entitlement approvals and completing construction of off-site and on-site utilities and infrastructure. We generally operate as community developers, however in some communities we operate solely as merchant builders, in which case we acquire fully entitled and developed lots.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

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

Consistent with our focus on capital-efficient growth, we continue to successfully increase the percentage of our total homebuilding lots controlled via options and other off-balance sheet arrangements. These arrangements include seller financing, joint ventures and land banking opportunities. We evaluate each land acquisition for the optimal financing arrangement based on projected cost of capital, duration and expected returns in order to secure prime assets, minimize risk and maximize returns.

As a party to various land banking arrangements, we acquire land in staged takedowns, which limits risk and defers cash outflows. These third-party entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. Such lots are included in our controlled lots for the year ended December 31, 2023.

As of December 31, 2023 and 2022, the allocation of owned and controlled lots held in our land portfolio, by year acquired, was as follows:

	As of December 31, 2023	As of December 31, 2022
Acquired in 2023	24%	0%
Acquired in 2022	16%	18%
Acquired in 2021	20%	27%
Acquired in 2020	7%	12%
Acquired in 2019 and prior	33%	43%
Total	100%	100%

In 2023 we adjusted our methodology for reporting owned and controlled lots. Specific to owned lots, we excluded lots that have begun vertical construction. Those lots are defined separately as homes in inventory and not included above. With regard to controlled lots, we have expanded our definition to include those lots under contract with an earnest money deposit that have not yet been formally approved by our investment committee. The prior year has been recast under the new methodology.

Community Development

We create a complete development concept for each community, beginning with an overall community layout and then determine the size, style and price range of the homes, the layout of the streets and positioning of the individual home sites. After necessary governmental and other approvals have been obtained, we improve the land by clearing and grading, installing roads, underground utility lines, staking out individual home sites and, in certain communities, building distinctive entrance structures and recreational amenities. From time-to-time, we may also develop communities or construct homes for a single-family rental buyer and operator.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

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

Our dedication to service defines our customer experience and acknowledges homeowners’ suggestions to incorporate style, quality and sustainability into every community we develop. We offer a range of award-winning and innovative designs with a number of features such as single-story, multi-story, multi-family, higher density living, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to diverse buyer needs. We engage architectural firms and utilize internal architectural resources to develop and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. Our TM LiveWell program provides homeowners with a robust suite of healthy home features and technologies focused on providing healthier air, cleaner water, and safer paint.

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

Our construction, land and purchasing teams coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices can be challenging in some markets as a result of the uneven industry growth.

Build-To-Rent

We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. Taylor Morrison serves as a land acquirer, developer, and builder of these rental communities in addition to lease-up oversight in conjunction with professional third-party onsite property management. Yardly is a brand of transformative communities built by Taylor Morrison that elevates traditional apartment living through a thoughtful blend of form and function. Attractive one-to-three bedroom floor plans, smart home technology, and a focus on pets with built-in backyards allows for improved wellness and flexible living for residents. Differentiators from most traditional apartments include ground-floor primary living, limited to no wall-sharing to reduce noise, and a doggy door included in most homes for nonstop come-and-go pet access to a private backyard.

We source projects in multiple markets including Austin, Charlotte, Dallas, Houston, Orlando, Phoenix, Raleigh, Tampa, and Sarasota. These communities can be executed as wholly-owned or with capital partners and bank financing. We completed the lease-up process and associated asset sale for our initial community in late 2022. Sourcing, development and leasing related to numerous communities is ongoing with continued evaluation of hold or exit investment strategies.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

Sales and Marketing

We are committed to continuously enhancing our customer experience, including how we target and attract our consumers. Our marketing program utilizes a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient, and cost-effective manner.

Our goal is to identify the preferences of our customers and demographic groups and offer them innovative, well-designed, quality homes that are affordable for our customers, and efficient and profitable for us to build. We strive to maintain product and price level differentiation through continual market and customer research. We also use key indicators of market-specific supply and demand characteristics to determine the preferences of our customer base and to perform an optimal matching of consumer groups, product and community design, and community location.

The central element of our marketing platform is our web presence at www.taylormorrison.com which houses our suite of home-shopping digital tools placing innovation, transparency, and consumer ease at the forefront. We continually test our online shopping experience with home shoppers to refine our online shopping experience. Our full suite of online shopping products includes: an artificial intelligence enhanced chatbot to help provide information, engage the shopper, and leads; online self-service appointments to help customers schedule an appointment with ease and convenience; self-guided tours to enable customers to tour our homes privately, safely, and outside of normal business hours; and online home reservations, which allow shoppers to get an initial price based on their selection of lot, floor plan, exterior, and in some markets structural options, and to reserve their desired home configuration digitally.

These tools have proved to be instrumental to our online sales success. Shoppers can seamlessly continue their experience by visiting one of our quick-move-in and/or model homes via a self-guided or in-person tour. Customers may also use the website to schedule a phone appointment and receive a prompt response from one of our online sales managers. The website is fully integrated with our customer relationship management (“CRM”) and lead scoring system. By analyzing the content of the CRM, we focus our lead generation programs to deliver high-quality sales leads. With these leads, we are better able to increase sales conversion rates and lower marketing costs. In 2023 we further upgraded our CRM to take advantage of new automated personalization features, optimizing our email engagement program which results in targeted messaging. We are using dynamic customer insights to adapt our strategy and optimize the impact of each interaction, resulting in a better customer experience and direct sales. We believe the digital marketing strategy, which is continually refined, provides a high return on our investment. We further believe that the synergies and enhanced performance realized from our internet sales program have positioned us to move to the next phase of our online sales strategy, integrating our suite of online sales tools and resources, allowing us to offer our customers a complete online sales solution.

We also benefit from a centralized approach to in-house creative, paid and social media resulting in annual savings that is reinvested in additional media and high performing influencer campaigns to increase brand awareness. Additionally, we selectively utilize traditional advertising such as print, directional marketing, newspapers, billboards, and radio. We also directly notify local real estate agents and firms of new community openings to benefit from existing real estate agent/broker channels in each market. Pricing and incentives for our homes are evaluated weekly based on an analysis of market conditions, competitive environment, and supply and demand characteristics. For example in response to challenging market dynamics, in the latter half of 2022 and throughout 2023 we offered pricing incentives and discounts, including interest rate locks, to drive new sales.

We use furnished model homes as a marketing tool to demonstrate the advantages of our homes’ designs, features and functionality, and to enhance the visitor experience. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes within each active selling community. As of December 31, 2023 we had 352 model homes compared to 216 as of December 31, 2022. Our national model home program standard, known as Portrait, is aligned with a select group of design firms. The design firms follow our Taylor Morrison standards to create an integrated marketing program and a model home

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

storefront that conveys the customer preferences we have identified. Our Canvas program includes curated design collections, which are created based on consumer preference, take rate analytics, and product procurement availability. This standardized approach not only allows us to create more predictable results, but also time synergies, cost benefits, and support of our digital online sales strategy. We also use our Canvas program in our quick-move-in homes. We shifted our strategy for quick-move-in homes by releasing them for sale further along in the build cycle which allowed us to maximize margins. As of December 31, 2023 and 2022 we had 3,225 and 2,288 quick-move-in homes in inventory, respectively. From a sales operations perspective, our focus on business simplification and standardization was paramount in 2023 and we intend to continue these efforts in 2024. Operational efficiencies have included standardized processes, disciplined strategic activities, and execution of national programs.

Our homes are sold by commissioned team members who work from sales offices generally located within our model homes. Our goal is to ensure our sales force has extensive knowledge of the homes, including our energy-efficient features, sales strategies and incentives, mortgage options, and community dynamics. To achieve this goal, we have ongoing training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options, sales techniques, and geographic competition. Our sales team members are licensed real estate agents, where required by law, and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, interest rate locks, interest rate buy downs, and landscaping or interior upgrades. The use, types, and amount of incentives depend largely on existing economic and local competitive market conditions. The consumer demand for online sales tools and the evolution of digital home buying experiences has created opportunities to evolve our internal and external commission programs.

Competition

We operate in a very competitive environment and compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, and local realtor and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market.

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

Seasonality

Our business is seasonal. We have historically experienced, and expect to continue to experience, variability in our results on a quarterly basis. We may have a varying amount of homes under construction, home closings, revenues and operating income from quarter to quarter. Our results may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include, but are not limited to:

•	the timing of the introduction and start of construction of new projects;	•	the condition of the real estate market and general economic conditions in the areas in which we operate;
•	the timing of sales;	•	mix of homes closed;
•	the timing of closings of homes, lots and parcels;	•	construction timetables;

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

•	the timing of receipt of regulatory approvals for development and construction;	•	the cost and availability of materials and labor; and
		•	weather conditions in the markets in which we build.

As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality of our business, a summary of quarterly financial data follows:

	Three Months Ended
	2023				2022
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net homes sold	26%	28%	24%	22%	32%	27%	22%	19%
Home closings revenue	22%	28%	23%	27%	21%	24%	25%	30%
Income before income taxes	25%	31%	22%	22%	17%	28%	29%	26%
Net income	25%	31%	22%	22%	17%	28%	29%	26%

Financial Services

TMHF provides a number of finance-related services to our customers through our mortgage lending operations. The strategic purpose of TMHF is:

•	to utilize mortgage finance as a sales tool in the home sale process to ensure a consistent customer experience and assist in maintaining home production efficiency; and
•	to control and analyze our sales order backlog quality and to manage projected home closing and delivery dates for our customers.

TMHF operates as an independent mortgage banker and conducts its business as a Federal Housing Administration (“FHA”) Full Eagle lender. TMHF funds mortgage loans utilizing warehouse credit facilities. Revenue is earned through originating, selling, and servicing residential mortgage loans through its retail channel. Typically, loans are sold and servicing is released.

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

Inspired Title operates as a title insurance agent providing title and/or escrow services. Inspired Title searches and examines land title records, prepares title commitments and polices for acquired land and homebuyers in our Florida, Georgia, North Carolina, South Carolina, Arizona, Nevada, Colorado and Texas markets, contracting with agents in other markets where title insurance underwriters and attorneys perform the escrow closing functions. Inspired Title competes against other title and escrow agents that provide similar services. Specific to our California markets, Inspired California Escrow provides escrow services for homebuyers in our California market and competes against other escrow agents that provide similar services.

TMIS operates as an insurance agency utilizing third-party carriers that specialize in homeowner’s insurance for new homes and offers other insurance products such as auto, flood and universal for homebuyers in all of our markets. TMIS competes against other insurance agencies that provide similar services.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

Regulation, Environmental, Health and Safety Matters

Regulatory

We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction, safety and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular property or locality. In a number of our markets, there has been an increase in state and local legislation requiring the dedication of land as natural space. In addition, we are subject to various licensing, registration, filing, and reporting requirements in connection with the construction, advertisement and sale of homes in our communities.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

ENVIRONMENTAL LAWS

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (collectively, “environmental laws”). For example, environmental laws may affect: how we manage stormwater runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. The particular environmental laws that apply to any given community vary greatly according to the location and environmental characteristics of the site and its present and former uses. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocation, and other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other costs.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

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

HUMAN CAPITAL

As of December 31, 2023 (figures presented are approximate)

As of December 31, 2023, none of our employees were covered by collective bargaining agreements. We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for some architectural, engineering, advertising and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.

The people who work for our company are our most valuable resources and are critical to our continued success and execution of our strategies. Our People Services team focuses on attracting, promoting and retaining qualified employees with the expertise needed to manage and support our operations. Our top division and regional leaders average over 10 years of tenure with us. In addition, our executive leadership who are responsible for setting our overall strategy average approximately 16 years with us, and many of them have worked their entire careers in the homebuilding industry.

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

We believe in recognizing and promoting future leaders from within our organization and making diversity, equity, and inclusion (“DEI”) an ongoing important priority. We provide courses which focus on adherence to company policies on

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1 | BUSINESS

DEI, and our leadership team hosts town hall meetings within the organization to ensure employees have a voice and are aware and committed to DEI. In addition, we have established subcommittees consisting of diverse team members who meet quarterly to help inform our National DEI Committee’s agenda, as well as our overall DEI strategy. Our leadership team is committed to creating a collaborative and inclusive work environment and continues to develop initiatives, policies and procedures to foster greater DEI. See below for highlights and key developments relating to our workforce.

OUR WORKFORCE

As of December 31, 2023

KEY DEVELOPMENT

The Company has and will continue to demonstrate that there is an open door and a path to leadership for all team members at any level of our company. Accordingly, we are proud to have been included for the sixth consecutive year as the only U.S. homebuilder on the 2024 Bloomberg Gender-Equality Index (GEI), fostering greater transparency and an inclusive work environment in a traditionally male-dominated industry.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

ITEM 1A | RISK FACTORS

Risks related to our industry, business and economic conditions

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions, and other events and conditions that are outside of our control, including:

•	increases in short- and long-term interest rates;
•	high inflation;
•	supply-chains and the cost or availability of building materials;
•	the availability of subcontractors, vendors or other third parties;
•	housing affordability;
•	the cost and availability of suitable land and lots for the development of our communities;
•	the availability and cost of financing for homebuyers;
•	federal and state income and real estate tax laws, including limitations on, or the elimination of, the deduction of mortgage interest or property tax payments;
•	employment levels, job and personal income growth and household debt-to-income levels;
•	consumer confidence generally and the confidence of potential homebuyers in particular;
•	the ability of homeowners to sell their existing homes at acceptable prices;
•	the U.S. and global financial systems and credit markets, including stock market and credit market volatility;
•	inclement weather and natural disasters, including risks associated with global climate change, such as increased frequency or intensity of adverse weather events;
•

civil unrest, acts of terrorism, other acts of violence, threats to national security, escalating global trade tensions, the adoption of trade restrictions, or a public health issue such as COVID-19 or other major epidemic or pandemic;

•	mortgage financing programs and regulation of lending practices;
•	housing demand from population growth, household formations and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);
•	demand from foreign buyers for our homes;
•	the supply of available new or existing homes and other housing alternatives;
•	energy prices; and
•	the availability of developable land in our markets and in the United States generally.

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

These adverse changes in economic and other conditions can cause mortgage rates to rise, demand and prices for our homes to fall or cause us to take longer to build our homes and make it more costly for us to do so. We may not

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many customers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our customers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

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

Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment. This, in turn, could adversely impact demand for, and sales prices of, homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. Interest rates had been at historic lows for the last several years, which had made the homes we sell more affordable. During 2020 and 2021, the Federal Reserve took several steps to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. However, in 2022 and 2023, in light of increasing inflation, the Federal Reserve increased interest rates 11 times, which caused buyer apprehension and affordability concerns, resulting in an increase in cancellations and a negative impact on our net sales orders in 2022. To mitigate these impacts we began to adjust pricing, primarily by offering finance incentives, as well as home discounts and other pricing reductions during the second half of 2022. While these pricing adjustments and incentives helped drive an increase in sales orders and a gradual normalization in cancellations beginning in 2023, there is no guarantee that these adjustments will continue to be offered or be as effective in the future. Rising interest rates also negatively impact demand for mortgage financing, which may result in lower home mortgage originations for our TMHF business. In January 2024, the Federal Reserve announced that it decided to hold interest rates at the current level and has indicated that it expects to begin cutting interest rates in 2024. Any additional increases in interest rates could negatively affect mortgage rates, real estate property values, sales orders and increase cancellations which could adversely affect our business.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage credit may fluctuate due to various factors, including regulatory changes, that may cause a more conservative risk tolerance by lenders resulting in increased levels of scrutiny of a borrower’s ability to repay. This includes those mortgages meeting the requirements of the Qualified Mortgage Definition under the Truth-In-Lending Act (Regulation Z). Investors are generally more affected by the availability of financing than other potential homebuyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. It could also prevent or limit our ability to attract new customers or our existing customers’ ability to resell their homes. While we typically do not write contracts to purchase contingent upon a customer’s sale of their existing home, our sales contracts do include a financing contingency that permits the customer to terminate their contract in the event they have applied for financing with the builder’s approved lender in accordance with the terms of the purchase agreement and are unable to qualify.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

If, for example, prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes, current homeowners find it difficult to sell their current homes, homebuyers are concerned about rising inflation, or there is a downturn in local or regional economies or in the national economy, homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages. For example, following strong demand for housing nationwide from the second half of 2020 through the first quarter of 2022, multiple increases in mortgage interest rates beginning in March 2022 caused buyer apprehension, affordability concerns, and reduced overall consumer confidence, which resulted in an increase in cancellations during the second half of 2022. To mitigate these impacts we began to adjust pricing, primarily by offering finance incentives, as well as home discounts and other pricing reductions during the second half of 2022. These pricing adjustments and incentives helped drive an increase in sales orders and a gradual normalization in cancellations beginning in 2023. However, there is no guarantee that these adjustments will continue to be offered or be as effective in the future, especially if mortgage rates continue to rise. For the year ended December 31, 2023, our cancellation rate was 12.1%, compared to 13.5% for the year ended December 31, 2022, and 6.5% for the year ended December 31, 2021.

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

The homebuilding industry has experienced and, from time to time, may experience raw material shortages and be adversely affected by volatility in global commodity prices. These shortages and interruptions can result in significant

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

cost inflation and negatively impact the timing of our closings and the pace of our sales. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages and related cost increases. We may also face increased future home warranty and construction defect claims associated with substitute products or materials used in some instances to address supply shortages in certain served markets or communities. See – “Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can lead to significant costs for us” below. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events, catastrophic storms, other severe weather or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. Additionally, pricing for raw materials may be affected by various other national, regional and local economic and political factors. For example, in recent years the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies may in the future have significant impacts on the cost to construct our homes, including by causing disruptions or shortages in our supply chain and/or negatively impacting the U.S. regional or local economies.

We are particularly exposed to rapid increases in construction costs for those homes that are in our backlog because we are generally unable to pass increases in such costs on to our customers who have already entered into purchase contracts.

Inflation or deflation could adversely affect our business and financial results.

Inflation can adversely affect us by increasing costs of land, materials and labor, which we have experienced in 2022 and 2023. In addition, as discussed above, inflation is often accompanied by higher interest rates, which historically has had a negative impact on housing demand, as well as increasing the interest rates we may need to pay for our own capital financing. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. An oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any price increase difficult or impossible. Efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

According to the U.S. Bureau of Labor Statistics (“BLS”), the U.S. unemployment rate was 3.7% as of December 2023, and the labor force participation rate was 62.5% which is 0.9 percentage points lower than the participation rate in February 2020. While the relatively low unemployment rate is an encouraging sign, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments or qualifying for new mortgage financing. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

Our quarterly operating results generally fluctuate by season as a result of a variety of factors such as the timing of home deliveries and land sales, the changing composition and mix of our asset portfolio, and weather-related issues.

Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability. In some cases, we may not be able to recapture increased costs by raising prices. In addition, deliveries may be staggered over different periods of the year and may be concentrated in particular quarters. Our quarterly operating results may fluctuate because of these factors. See Item 1—Business—Seasonality.

Unusual weather events as well as the increased focus by investors and other stakeholders on sustainability issues, could increase our costs, damage our reputation and/or otherwise adversely impact our operations or stock price.

Some of our business is in areas that are particularly vulnerable to unusual weather events, such as from the increased frequency and severity of storms, flooding, sustained rainfall, wildfires, and drought. For example, in recent years, hurricanes in Florida and winter storms and unseasonably cold weather in Texas left millions without electricity and significantly impacted utility prices in Texas. Such severe weather events can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and increase transportation delays further

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

increasing stress on our supply chain and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. Furthermore, if our insurance does not fully cover our costs and other losses from these events, including those arising out of related business interruptions, our earnings, liquidity, or capital resources could be adversely affected.

Additionally, increasing governmental and societal attention to environmental, social, and governance ("ESG") matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, monitor and report. These factors may alter the environment in which we do business and may increase our ongoing costs of compliance and adversely impact our results of operations, cash flows, and stock price. If we are unable to adequately address such ESG matters or we or our subcontractors fail to comply with all related laws, regulations, policies and expectations, it could negatively impact our reputation, our business results, and the price of our common stock.

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

If our performance record or our providers’ requirements or policies change, if we cannot obtain the necessary renewals or amendments from our lenders, or if the market’s capacity to provide performance, payment and completion or warranty/ maintenance bonds or letters of credit is not sufficient, we could be unable to obtain such bonds or letters of credit from other sources when required, which could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our warranty reserves and insurance coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor’s indemnity and warranty arrangements and our reserves together will be adequate to address all of our warranty and construction defect claims in the future. We record

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

changes in estimates to pre-existing reserves as needed. The reserve estimate is based on assumptions, including but not limited to, the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.

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

In addition, we incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include: costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities; taxes and other costs related to ownership of the land on which we plan to build homes; constructing model homes; and promotional and marketing expenses to prepare for the opening of a new home community for sales. Moreover, local municipalities may impose development-related

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if our opening of new home communities for sale is delayed, we may incur additional costs, which would adversely affect our gross profit margins and will lead to a longer period of time for us to recover our costs, including those we incurred in acquiring and developing land.

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

Our long-term profitability depends in large part on the price at which we are able to obtain suitable land and lots for the development of our communities. Increases in the price (or decreases in the availability) of suitable land and lots could adversely affect our profitability. Moreover, changes in the general availability of desirable land, geographical or topographical constraints, competition for available land and lots, limited availability of financing to acquire land and lots, zoning regulations that limit housing density, environmental requirements and other market conditions may hurt our ability to obtain land and lots for new communities at prices that will allow us to be profitable. If the supply of land and lots that are needed for development of new communities becomes more limited because of these or any other reason, the cost of land and lots could increase and the number of homes that we are able to build and sell could be reduced, which could adversely affect our results of operations and financial condition.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

We have investments in and commitments to certain unconsolidated joint ventures with related and unrelated strategic partners generally involved in real estate development, homebuilding, Build-to-Rent, and/or mortgage lending activities. For example, in April 2022, we established a joint venture with Värde Partners (“Värde”), a leading global alternative investment firm, to develop rental properties as a part of our Build-To-Rent program. The venture includes $850 million in equity commitments, funded 60 percent by Värde and 40 percent by the Company. The venture provides Värde with the exclusive opportunity to invest in the acquisition and development of Build-To-Rent projects identified by the Company that meet the venture’s investment guidelines. At December 31, 2023, our total investments in unconsolidated joint ventures was $346.2 million.

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

If the other partners in our unconsolidated joint ventures do not cooperate or fulfill their contractual obligations to the joint venture due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the joint venture agreement, potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated joint ventures we cannot exercise sole decision-making authority, which could create the potential risk of impasses on decisions and prevent the joint venture from taking, or not taking, actions that we believe may be in

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

our best interests. In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the venture to continue ownership. In the event a joint venture is terminated or dissolved, we could also be exposed to lawsuits and legal costs.

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

Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. While we have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies, and have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies, and, to date, have not had a significant cybersecurity breach or attack that had, or is likely to have, a material impact on our business strategy, results of operations, or financial condition, our security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and continue to increase and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. If we fail to maintain the security of the data we are required to protect, or if we were to be subject to a material successful cyber intrusion, such occurrences could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large remediation and related costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and operating results.

Additionally, state governments, most notably California, Nevada, Texas and Colorado, have enacted or enhanced their data privacy regulations, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as such risks become increasingly complex or if new or changing requirements are enacted, and ultimately based on how individuals choose to exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which became effective as of January 1, 2023 and has increased data privacy requirements for our business. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions of businesses, and the anticipated benefits may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, businesses. Any future acquisitions, investments and/or disposals are accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies or businesses;
•	diversion of our management’s attention from ongoing business concerns;
•	our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;
•	significant liabilities may not be identified in due diligence or may come to light after the expiry of warranty or indemnity periods;
•	difficulties in the implementation of uniform standards, controls, procedures and policies; and
•	impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

We have faced, and may face in the future, substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.

We are involved in various litigation and legal claims, including actions brought on behalf of various classes of claimants. For example, in 2023 we paid $64.7 million resulting from a judgment in a case in Florida relating to our collection of club membership fees in connection with the use of our club amenities. See Note 14 - Commitments and Contingencies - Legal Proceedings in the Notes to the Consolidated financial statements included in this Annual Report for additional information. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution, the related timing or the amount of any eventual loss. To the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. Unfavorable litigation, arbitration or claims could also generate negative publicity in various media outlets that could be detrimental to our reputation.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

For example, certain areas in which we operate, particularly the Western United States, have experienced and continue to experience severe drought conditions. In response to these conditions, government officials often take a number of steps to preserve potable water supplies. To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially: restrict, delay the issuance of, or proscribe new water connection permits for homes; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant vegetation or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership.

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

While we intend for the loans originated by TMHF, our financial services business, to be sold on the secondary market, if TMHF is unable to sell loans into the secondary mortgage market or directly to large secondary market loan purchasers such as Fannie Mae and Freddie Mac, TMHF would bear the risk of being a long-term investor in these originated loans. Being required to hold loans on a long-term basis would subject us to credit risks associated with the borrowers to whom the loans are extended, would negatively affect our liquidity and could require us to use

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

additional capital resources to finance the loans that TMHF is extending. In addition, although mortgage lenders under the mortgage warehouse facilities TMHF currently uses to finance our lending operations normally purchase our mortgages within approximately 20-30 days of origination, if such mortgage lenders default under these warehouse facilities TMHF would be required to fund the mortgages then in the pipeline. In such case, amounts available under our $1 Billion Revolving Credit Facility and $100 Million Revolving Credit Facility (together, the "Revolving Credit Facilities") and cash from operations may not be sufficient to allow TMHF to provide financing required by our business during these times, and our ability to originate and sell mortgage loans at competitive prices could be limited, which could negatively affect our business. Further, an obligation to commit our own funds to long-term investments in mortgage loans could, among other things, delay the time when we recognize revenues from home sales on our statements of operations.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

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

We fund our operations with cash from operations, capital markets financings and borrowings under our Revolving Credit Facilities and other loan facilities. The expansion and development of our business may require significant capital, which we may be unable to obtain. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach, or our costs exceed, expected levels or we have to incur unforeseen capital expenditures to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Volatile economic conditions and the constriction of the capital markets could reduce the sources of liquidity available to us and increase our costs of capital. If the size or availability of our banking facilities is reduced in the future, or if we are unable to obtain new, or renew existing, facilities in the future on favorable terms or otherwise access the loan or capital markets, it would have an adverse effect on our liquidity and operations.

Our substantial debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

We have a substantial amount of debt. As of December 31, 2023, the total principal amount of our debt (including $153.5 million of indebtedness of TMHF) was $2.0 billion. Our substantial debt could have important consequences for the holders of our common stock, including:

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
•

requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of principal and interest on our debt thus reducing our ability to use our cash flows to fund working capital, capital expenditures, land acquisitions and general corporate requirements;

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	placing us at a competitive disadvantage to less leveraged competitors.

We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our Revolving Credit Facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot ensure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations, to fund acquisitions, or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot ensure that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

Restrictive covenants in the agreements governing our Revolving Credit Facilities and other indebtedness may restrict our ability to pursue our business strategies.

The agreements governing our Revolving Credit Facilities limit our ability, and the terms of any future indebtedness may prohibit or limit our ability, among other things, to:

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

The agreements governing our Revolving Credit Facilities contain certain “springing” financial covenants that, if triggered, require Taylor Morrison Home III Corporation, a Delaware corporation and our indirect wholly owned subsidiary, and its subsidiaries to comply with a maximum debt to capitalization ratio and a minimum consolidated tangible net worth test.

The restrictions contained in the indentures governing all of our Senior Notes and the agreements governing our Revolving Credit Facilities could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

A breach of any of the restrictive covenants under the agreements governing our Revolving Credit Facilities or any of our Senior Notes could allow for the acceleration of the Revolving Credit Facilities and all Senior Notes. If the indebtedness under our Revolving Credit Facilities or the Senior Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

The discontinuation of LIBOR could affect our borrowing costs.

The London Interbank Offered Rate (“LIBOR”) was the primary basis for determining interest payments on borrowings under each of our warehouse facilities and our Revolving Credit Facilities. On March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. In response to the planned discontinuation of LIBOR, our warehouse facilities agreements as well as our Revolving Credit Facilities have been restructured to use SOFR as the primary basis for determining interest payments.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A | RISK FACTORS

Under our Revolving Credit Facilities, a change of control would be an event of default, which could therefore require a third-party acquirer to obtain a facility to refinance any outstanding indebtedness under the Revolving Credit Facilities. Under the indentures governing our Senior Notes, if a change of control were to occur, we would be required to make offers to repurchase the Senior Notes at prices equal to 101% of their respective principal amounts. These change of control provisions in our existing debt agreements may also delay or diminish the value of an acquisition by a third party.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1B THROUGH ITEM 4

ITEM 1B | UNRESOLVED STAFF COMMENTS

None.

ITEM 1C | CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a comprehensive cybersecurity program, including policies and procedures designed to protect our systems, operations, and data. We perform risk assessments on a quarterly basis to identify and remediate potential cybersecurity threats and vulnerabilities. In connection with our assessment of potential cybersecurity risks, our Information Technology ("IT") team engages in threat modeling, vulnerability scanning and penetration testing. For each identified risk, our IT team will estimate the likelihood of occurrence and potential impact, which will guide the Company in assessing and prioritizing risks. We have also implemented a process to evaluate and review potential cybersecurity risks arising from our use of third-party vendors. As part of our vendor engagement protocols, we will consider, among other things, each potential vendor’s data backup procedures, incident reporting protocols and data privacy and encryption practices. Once a new vendor is onboarded, we monitor their cybersecurity posture utilizing a third-party cybersecurity ratings provider.

In addition to our internal exercises to test aspects of our cybersecurity program, we engage independent third parties semi-annually to assess the risks associated with our IT resources and information assets. Among other matters, these third parties analyze information on the interactions of users of our information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes. Annually, we examine our cybersecurity program with these third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology ("NIST"), as guidelines. As a mortgage company, we are also associated with the Federal Financial Institutions Examination Council.

For material cybersecurity risks, we’ve developed mitigation plans to reduce the risk’s likelihood of occurrence and/or its expected impact. Such mitigation plans have involved, among other things, implementing additional technology controls or policies, increased training for company personnel or obtaining additional insurance for the identified risk. Our IT team monitors material risks over time and updates the Company’s mitigation plans as appropriate. IT also regularly reports to the leadership team on the status of material risks, mitigation plans and incidents related to such risks.

We also maintain a data breach response plan, which is intended to be aligned with the NIST framework, and which is reviewed annually and conveyed to our team members through our mandatory cybersecurity training. We also retain experienced cybersecurity consultants that can assist us in the event of a serious breach, and maintain a cyber insurance policy.

For a discussion of how risks from cybersecurity threats affect our business, see “Part 1. Item 1A. Risk Factors – Risk Related to our Business – Information technology failures and data security breaches could harm our business” in this Annual Report on Form 10-K.

Cybersecurity Governance

Management is responsible for ongoing assessment and oversight of cybersecurity risks that could significantly impact our operations, finances or reputation. This includes identifying information assets and data systems that are

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1B THROUGH ITEM 4

critical to business functions, determining the vulnerability of those systems to potential cyberattacks, and developing comprehensive protections and response plans.

To fulfill these responsibilities, management relies on IT and cybersecurity leadership who possess specialized expertise in relevant areas. Our cybersecurity team is led by our Chief Information Officer ("CIO"), who has more than 25 years of experience working in information technology, of which more than 20 have been with Taylor Morrison. With over ten years of experience developing cybersecurity programs, the CIO leads security control implementation, risk and compliance monitoring, security tool management, and incident response planning.

Reporting to the CIO, the Director of Information Security possesses expert knowledge in threat modeling and vulnerability testing methodologies. The Director of Information Security leads efforts to build security into all IT processes and procedures to protect against risks related to data leakage, broken authentication, injection flaws, improper encryption, and attacks on other application vulnerabilities.

Supporting the CIO and Director of Information Security is a team of IT Security professionals who collectively hold the following degrees and certifications: Master’s degree in cybersecurity; Certified Information Systems Security Professional; Certified Ethical Hacker; Security +; Microsoft Certified Professional; Microsoft Certified Solutions Associate; and Microsoft Certified Systems Engineer.

Supported by these skilled leaders, management conducts quarterly cyber risk reviews, maintains a cybersecurity risk register, authorizes risk mitigation budgets and activities, and ensures appropriate resources are devoted to protecting against rapidly evolving cyber threats. The Audit Committee and the Board of Directors are also regularly updated on cybersecurity risk assessments, policy changes, significant incidents, and preparedness levels. This enables management to provide oversight, set risk tolerances, and support a comprehensive cybersecurity program that manages material cyber risks to the organization.

The CIO updates the Board of Directors biannually on the state of the cybersecurity program, which includes a discussion of the most important cybersecurity risks facing the Company, an update on notable cybersecurity incidents and recent threats, and a summary of the results of the Company’s recent independent cybersecurity assessments, among other items. In addition, the Audit Committee of the Board of Directors receives quarterly cybersecurity updates, which include reports on key cybersecurity metrics, cybersecurity headlines, current risks and mitigation strategies.

ITEM 2 | PROPERTIES

We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2023, the lease on this facility covered a space of approximately 25,000 square feet and expires in December 2027. We have approximately 46 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please refer to Item 1—Business—Business Strategy and Operations — Land and Development Strategies and Note 4—Real Estate Inventory in the Notes to the Consolidated financial statements included in this Annual Report.

ITEM 3 | LEGAL PROCEEDINGS

The information required with respect to this item can be found under Note 14—Commitments and Contingencies—Legal Proceedings in the Notes to the Consolidated financial statements included in this Annual Report.

ITEM 4 | MINE SAFETY DISCLOSURE

Not applicable.

TAYLOR MORRISON HOME CORPORATION 10-K

Part II
	39	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	40	Item 6.	[Reserved]
	41	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	61	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	62	Item 8.	Financial Statements and Supplementary Data
	96	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	96	Item 9A.	Controls and Procedures
	98	Item 9B.	Other Information
	98	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

ITEM 5 |	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5 | MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company lists its common stock on the New York Stock Exchange ("NYSE") under the symbol “TMHC”. On February 21, 2024, the Company had 429 holders of record of our common stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2018, in the common stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG TMHC, THE S&P 500 AND THE S&P HOMEBUILDING INDEX FROM DECEMBER 31, 2018 TO DECEMBER 31, 2023

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
TMHC	$100.00	$137.48	$161.32	$219.87	$190.88	$335.53
S&P 500	100.00	128.88	149.83	190.13	153.16	190.27
S&P Homebuilding Index	100.00	139.94	177.24	263.78	185.49	294.16

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 5 |	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Issuer Purchases of Equity Securities

The Company’s stock repurchase program, allows for repurchases of the Company’s common stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. Our Board of Directors can also increase the amount available for repurchase under the program or extend the program. During the years ended December 31, 2023 and 2022, the Company repurchased an aggregate of 2,814,956 and 14,568,364 shares of common stock, respectively.

The table below represents our share repurchase activity for the quarter ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in thousands)
October 1 to October 31, 2023	—	—	—	$175,570
November 1 to November 30, 2023	397,557	43.73	397,557	158,186
December 1 to December 31, 2023	138,417	50.62	138,417	494,489
Total	535,974	45.51	535,974	$494,489

(1)
On December 15, 2023, our Board of Directors authorized a $500 million renewal of our stock repurchase program until December 31, 2025. This authorization replaced our prior $500 million repurchase authorization, which was originally announced on May 31, 2022 and scheduled to expire on December 31, 2023.

ITEM 6 | [RESERVED]

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7 | MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our principal business is residential homebuilding and the development of lifestyle communities with operations across 11 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort lifestyle buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our insurance agency, TMIS. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, and Houston
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services

Annual Overview and Business Strategy

We benefit from a well-balanced, diverse mix of our portfolio and operating strategy. We have expanded our market footprint and product positioning through homebuilder acquisitions and smart organic growth and serve a broad range of consumers. We have a dynamic and flexible operating strategy that allows us to serve our consumers and respond to market conditions, community by community to maximize our financial performance. Since interest rates began rising in early 2022, this flexible but prudent approach has driven important shifts in our pricing strategies, financing incentives, starts volume and land investments as we adapted to the changing market environment to minimize risk and recalibrate affordability, while maintaining strong performance metrics including gross margin.

We continuously adjusted pricing across our portfolio based on market conditions to drive sales while also protecting the value of our backlog. Pricing adjustments are utilized in a variety of ways including finance incentives, adjustments to the pricing of lot premiums, and options and upgrades, and in some instances base price adjustments. Each community’s buyer profile mix of adjustments is dependent on its backlog, inventory, duration, and competitive dynamics.

Our balance sheet remained strong for the year ended December 31, 2023, with over $1.8 billion in total liquidity. We believe we have a balanced capital allocation approach and continue to allocate capital and manage our land portfolio to acquire assets that have attractive characteristics, including good access to schools, shopping, recreation and transportation facilities. In connection with our overall land inventory management and investment process, our management team reviews these considerations, as well as other financial metrics, in order to decide the highest and best use of our capital.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Comparability of Results

For the years ended December 31, 2023 and 2022, we recognized $11.8 million and $24.9 million in inventory impairment charges. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated statement of operations. For the year ended December 31, 2021, no such impairment charges were incurred.

For the year ended December 31, 2023 we paid a $64.7 million legal settlement relating to an existing claim. The charge was recorded to Other expense, net on the Consolidated statement of operations. No similar substantial charges were recorded for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2023, 2022, and 2021, we recognized $4.2 million, $33.2 million, and $7.6 million in pre-acquisition abandonment charges, respectively. These charges are recorded to Other expense, net on the Consolidated statement of operations.

For the year ended December 31, 2022, we recognized a gain of $14.5 million related to land transferred to unconsolidated joint ventures. This gain is recorded in Other expense, net on the Consolidated statements of operations. For the years ended December 31, 2023 and 2021, we did not realize such gains.

For the years ended December 31, 2023 and 2022, we recognized $0.3 million of loss on extinguishment of debt and a $13.9 million of gain on extinguishment of debt, respectively. For the year ended December 31, 2021, we did not incur a gain or loss on extinguishment of debt.

For the years ended December 31, 2023, 2022, and 2021 we recognized $17.1 million, $4.8 million, and $9.6 million in insurance losses relating to Beneva Indemnity Company ("Beneva"), respectively. Such losses are included in Other expense, net on the Consolidated statement of operations.

For the year ended December 31, 2022, we recognized $14.7 million of expense relating to the impairment of our investment in one of our unconsolidated joint ventures. This charge is included in Net (income)/loss from unconsolidated entities on the Consolidated statement of operations. For the years ended December 31, 2023 and 2021, no such impairment charges were incurred.

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies that management believes are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The standard’s core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

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

Financial Services Revenue

Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606 and are recognized at the time the related real estate transactions are completed, usually upon the close of escrow. Generally, the loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF generally does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the Balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the Consolidated statement of operations in the period in which they occur.

Real Estate Inventory Valuation and Costing

Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related direct overhead. Vertical construction costs are accumulated and charged to Cost of home closings at the time of home closing using the specific identification method. Land acquisition, development, interest, and real estate taxes are allocated to homes and units generally using the relative sales value method. Generally, all overhead costs relating to our materials procurement process, the vertical construction, and construction utilities are considered overhead costs and are allocated on a per unit basis. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.

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

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes and such costs are expensed as incurred. If we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold.

In the ordinary course of business, we enter into land purchase agreements with various sellers to acquire lots. Real estate not owned under these agreements is reflected in Consolidated real estate not owned with a corresponding liability in Liabilities attributable to consolidated real estate not owned in the Consolidated balance sheets. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest (income)/expense,

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net on the Consolidated statement of operations. The entities grant us an option to acquire lots in staged takedowns in return for a non-significant, non-refundable cash deposit. We are not legally obligated to purchase the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings.

In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once it meets all criteria in accordance with ASC 360 Property, Plant and Equipment. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the Consolidated statement of operations.

INSURANCE COSTS, SELF-INSURANCE RESERVES AND WARRANTY RESERVES

We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva, which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and from time to time, property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INVESTMENTS IN UNCONSOLIDATED ENTITIES AND VARIABLE INTEREST ENTITIES

We are involved in joint ventures with independent third parties for real estate development, homebuilding and mortgage lending activities. We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For these unconsolidated joint ventures, our share of net earnings or losses is included in Net (income)/loss from unconsolidated entities on the Consolidated statement of operations when earned and distributions are credited against our Investment in unconsolidated entities on the Consolidated balance sheets when received.

We evaluate our investments in unconsolidated joint ventures for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability to recover our investment in the unconsolidated entity, financial condition and long-term prospects of the unconsolidated entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

earnings in the period when the changes are enacted. Changes in existing federal and state tax laws and corporate income tax rates could affect future tax results and the realization of deferred tax assets over time.

In accordance with ASC Topic 740-10, Income Taxes, we evaluate our deferred tax assets by tax jurisdiction, including the benefit from net operating loss (“NOL”) carryforwards by tax jurisdiction, to determine if a valuation allowance is required. We must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, experience with operating losses and experience of utilizing tax credit carryforwards and tax planning alternatives. We have not made any material changes in our methodology used to establish our valuation allowance during these periods. If a specific event or transaction were to occur that impacts our valuation allowance, we would reassess the evidence and adjust the allowance accordingly. Although management believes our valuation allowance is reasonable, no assurance can be given that the final tax outcome of these matters will not be different from our current valuation of our deferred tax assets and it is reasonably possible that such differences could be material, resulting in a change in future valuations.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands, except per share information)	2023	2022	2021
Statements of Operations Data:
Home closings revenue, net	$7,158,857	$7,889,371	$7,171,433
Land closings revenue	60,971	81,070	99,444
Financial services revenue	160,312	135,491	164,615
Amenity and other revenue	37,691	118,985	65,773
Total revenue	$7,417,831	$8,224,917	$7,501,265
Cost of home closings	5,451,401	5,904,458	5,713,905
Cost of land closings	55,218	63,644	83,853
Financial services expenses	93,990	83,960	101,848
Amenity and other expenses	34,149	80,489	53,778
Total cost of revenue	$5,634,758	$6,132,551	$5,953,384
Gross margin	1,783,073	2,092,366	1,547,881
Sales, commissions and other marketing costs	418,134	398,074	400,376
General and administrative expenses	280,573	245,138	267,966
Net (income)/loss from unconsolidated entities	(8,757)	14,184	(11,130)
Interest (income)/expense, net	(12,577)	17,674	3,792
Other expense, net	87,567	38,497	23,769
Loss/(gain) on extinguishment of debt, net	295	(13,876)	—
Income before income taxes	$1,017,838	$1,392,675	$863,108
Income tax provision	248,097	336,428	180,741
Net income before allocation to non-controlling interests	$769,741	$1,056,247	$682,367
Net income attributable to non-controlling interests	(812)	(3,447)	(19,341)
Net income	$768,929	$1,052,800	$663,026
Home closings gross margin	23.9%	25.2%	20.3%
Average sales price per home closed	$623	$624	$524
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.9%	5.1%	5.6%
General and administrative expenses as a percentage of home closings revenue, net	3.9%	3.1%	3.7%
Effective income tax rate	24.4%	24.2%	20.9%
Earnings per common share-
Basic	$7.09	$9.16	$5.26
Diluted	$6.98	$9.06	$5.18

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

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net, and legal settlements that the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gains/losses on land transfers to joint ventures, extinguishment of debt, and legal settlements that the Company deems not to be in the ordinary course of business.

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

Beginning with the fourth quarter of 2023, we are excluding the impact of legal settlements that the Company deems not to be in the ordinary course of business from our calculation of Adjusted Net Income and Adjusted EBITDA, as we believe such legal settlements are not characteristic of our underlying operating performance. The Company believes the exclusion of such amounts is useful to investors as it assists in the comparison of our operational performance across different periods. While all previously reported periods have been conformed to the new definition, we determined that no further adjustments to prior periods were necessary under the new definition.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted Net Income and Adjusted Earnings Per Share

	Year ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Net income	$768,929	$1,052,800
Legal settlements(1)	64,665	—
Inventory impairments (2)	11,791	24,870
Impairment of investment in unconsolidated entities(3)	-	14,714
Pre-acquisition abandonment charges(1)	4,235	33,240
Gain on land transfers to joint ventures(1)	-	(14,508)
Loss/(gain) on extinguishment of debt, net(4)	295	(13,876)
Tax impact due to above non-GAAP reconciling items	(19,737)	(10,654)
Adjusted net income	$830,178	$1,086,586
Basic weighted average number of shares	108,424	114,982
Adjusted earnings per common share - Basic	$7.66	$9.45
Diluted weighted average number of shares	110,145	116,221
Adjusted earnings per common share - Diluted	$7.54	$9.35

Adjusted Income Before Income Taxes and Related Margin

	Year ended December 31,
(Dollars in thousands)	2023	2022
Income before income taxes	$1,017,838	$1,392,675
Legal settlements(1)	64,665	-
Inventory impairments(2)	11,791	24,870
Impairment of investment in unconsolidated entities(3)	-	14,714
Pre-acquisition abandonment charges(1)	4,235	33,240
Gain on land transfers to joint ventures(1)	-	(14,508)
Loss/(gain) on extinguishment of debt, net(4)	295	(13,876)
Adjusted income before income taxes	$1,098,824	$1,437,115
Total revenue	$7,417,831	$8,224,917
Income before income taxes margin	13.7%	16.9%
Adjusted income before income taxes margin	14.8%	17.5%

Adjusted Home Closings Gross Margin

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Home closings revenue	$7,158,857	$7,889,371
Cost of home closings	5,451,401	5,904,458
Home closings gross margin	$1,707,456	$1,984,913
Inventory impairment charges(2)	11,791	24,870
Adjusted home closings gross margin	$1,719,247	$2,009,783
Home closings gross margin as a percentage of home closings revenue	23.9%	25.2%
Adjusted home closings gross margin as a percentage of home closings revenue	24.0%	25.5%

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBITDA and Adjusted EBITDA Reconciliation

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022
Net income before allocation to non-controlling interests	$769,741	$1,056,247
Interest (income)/expense, net	(12,577)	17,674
Amortization of capitalized interest	134,870	138,460
Income tax provision	248,097	336,428
Depreciation and amortization	8,976	7,565
EBITDA	$1,149,107	$1,556,374
Legal settlements(1)	64,665	-
Non-cash compensation expense	26,095	26,901
Inventory impairments(2)	11,791	24,870
Impairment of investment in unconsolidated entities(3)	—	14,714
Pre-acquisition abandonment charges(1)	4,235	33,240
Gain on land transfers to joint ventures(1)	—	(14,508)
Loss/(gain) on extinguishment of debt, net(4)	295	(13,876)
Adjusted EBITDA	$1,256,188	$1,627,715
Total revenue	$7,417,831	$8,224,917
Net income before allocation to non-controlling interests as a percentage of total revenue	10.4%	12.8%
EBITDA as a percentage of total revenue	15.5%	18.9%
Adjusted EBITDA as a percentage of total revenue	16.9%	19.8%

Debt to Capitalization Ratios Reconciliation

	As of December 31,
(Dollars in thousands)	2023	2022
Total debt	$2,017,102	$2,483,861
Plus: unamortized debt issuance cost, net	8,375	10,767
Less: mortgage warehouse borrowings	(153,464)	(306,072)
Total homebuilding debt	$1,872,013	$2,188,556
Total equity	5,332,286	4,646,859
Total capitalization	$7,204,299	$6,835,415
Total homebuilding debt to capitalization ratio	26.0%	32.0%
Total homebuilding debt	$1,872,013	$2,188,556
Less: cash and cash equivalents	(798,568)	(724,488)
Net homebuilding debt	$1,073,445	$1,464,068
Total equity	5,332,286	4,646,859
Total capitalization	$6,405,731	$6,110,927
Net homebuilding debt to capitalization ratio	16.8%	24.0%

(1) Included in Other expense, net on the Consolidated statement of operations

(2) Included in Cost of home closings on the Consolidated statement of operations

(3) Included in Net (income)/loss from unconsolidated entities on the Consolidated statement of operations

(4) Included in Loss/(gain) on extinguishment of debt, net on the Consolidated statement of operations

The following tables and related discussion set forth key operating and financial data for our operations as of and for the fiscal years ended December 31, 2023 and 2022. For similar operating and financial data and discussion of our fiscal 2022 results compared to our fiscal 2021 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 22, 2023, and is incorporated herein by reference.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Demand for housing has fluctuated the last several years partially as a result of macro economic conditions relating to inflation, increasing mortgage interest rates, and industry constraints relating to labor and supply shortages. We believe these events had a series of impacts on us including affordability constraints for some consumers and reduced overall consumer confidence which led to an increase in cancellation rates and reduced sales during 2022. To mitigate these impacts we began to adjust pricing, primarily by offering finance incentives, as well as home

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discounts and other pricing reductions during the second half of 2022 which continued into 2023. These pricing adjustments and incentives helped drive an increase in sales orders and a gradual normalization in cancellations beginning in 2023. Operational information related to each period is presented below:

Ending Active Selling Communities

	Year Ended December 31,		Change
	2023	2022
East	108	106	1.9%
Central	93	104	(10.6)%
West	126	114	10.5%
Total	327	324	0.9%

Ending active selling communities as of December 31, 2023 increased by 3 outlets when compared to the same period in the prior year. The increase was primarily attributable to the timing of community openings, including master planned communities, which were partially offset by closeouts.

Net Sales Orders

	Year Ended December 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	3,968	4,128	(3.9)%	$2,366,528	$2,504,696	(5.5)%	$596	$607	(1.8)%
Central	2,725	2,289	19.0%	1,588,169	1,478,528	7.4%	583	646	(9.8)%
West	4,137	3,070	34.8%	2,784,803	2,212,999	25.8%	673	721	(6.7)%
Total	10,830	9,487	14.2%	$6,739,500	$6,196,223	8.8%	$622	$653	(4.7)%

(1)
Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

The number of net sales orders increased by 14.2% for the year ended December 31, 2023, compared to the prior year. In the latter half of 2022, we believe our sales were negatively impacted by the change in economic conditions and home buyer apprehension due to rising mortgage interest rates and inflationary pressures. As a result, we began offering pricing incentives or discounts in certain markets which caused our average sales price to decrease. At the same time, we offered various mortgage financing incentives to promote sales and in the first half of 2023. We believe a combination of our mortgage financing incentives along with stabilizing mortgage interest rates and inflationary pressures improved our sales. In addition, lower cancellation rates for the year ended December 31, 2023 compared to the same period in the prior year contributed to the increase in net sales orders.

Sales Order Cancellations

	Cancellation Rate(1)
	Year Ended December 31,
	2023	2022
East	8.2%	8.5%
Central	15.3%	18.5%
West	13.4%	15.9%
Total Company	12.1%	13.5%

(1)
Cancellation rate represents the number of canceled sales orders divided by gross sales orders.

The total company cancellation rate for the year ended December 31, 2023 decreased to 12.1% from 13.5%, compared to the prior year. We believe the decrease in cancellations is due to improved buyer confidence as a result of stabilizing macro economic factors such as mortgage interest rates and inflation as well as our pricing incentives or discounts and other financing programs which increased net sales orders for the year ended December 31, 2023, compared to the same period in the prior year.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Order Backlog

	As of December 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	2,071	2,583	(19.8)%	$1,480,268	$1,733,062	(14.6)%	$715	$671	6.6%
Central	1,299	1,717	(24.3)%	864,162	1,211,493	(28.7)%	665	706	(5.8)%
West	1,919	1,654	16.0%	1,300,200	1,119,432	16.1%	678	677	0.1%
Total	5,289	5,954	(11.2)%	$3,644,630	$4,063,987	(10.3)%	$689	$683	0.9%

(1)
Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.

Total backlog units and total sales value decreased by 11.2% and 10.3% at December 31, 2023, respectively, compared to December 31, 2022. The homes sold in backlog at December 31, 2022 reflected the strong selling market from 2021 and the first half of 2022 along with extended cycle times. The sold homes in backlog at December 31, 2023 reflected home closings outpacing net sales orders for the year as a result of improved cycle times.

Home Closings Revenue, Net

	Year Ended December 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2023	2022	Change	2023	2022	Change	2023	2022	Change
East	4,480	4,764	(6.0)%	$2,619,322	$2,673,951	(2.0)%	$585	$561	4.3%
Central	3,143	3,359	(6.4)%	1,935,500	2,014,869	(3.9)%	616	600	2.7%
West	3,872	4,524	(14.4)%	2,604,035	3,200,551	(18.6)%	673	707	(4.8)%
Total	11,495	12,647	(9.1)%	$7,158,857	$7,889,371	(9.3)%	$623	$624	(0.2)%

The number of homes closed decreased by 9.1% and home closings revenue, net decreased by 9.3% for the year ended December 31, 2023, compared to the prior year. The decrease in the number of homes closed in the current year period compared to the prior year period is primarily due to slower starts and a lower number of homes in backlog at the start of 2023 than the start of 2022. Average selling price remained relatively flat for the year ended December 31, 2023 compared to the same period in the prior year as a result of our incentives/discounts partially offsetting price appreciation in certain markets.

Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2023	2022	Change
East	$32,206	$44,305	$(12,099)
Central	28,765	9,861	18,904
West	—	26,904	(26,904)
Total	$60,971	$81,070	$(20,099)

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land or if we determine certain properties no longer fit our strategic plans. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market conditions and opportunities. Land closings revenue for the year ended December 31, 2023 in the East and Central segments was due to lot sales in certain Florida and Texas markets, respectively. Land closings revenue in the East for the year ended December 31, 2022 was due to the sale of certain commercial assets

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as well as the sale of residential lots in our Florida market. Our West segment also had a land sale in our Oregon market for the year ended December 31, 2022.

Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2023	2022	Change
East	$23,102	$21,503	$1,599
Central	—	—	—
West	1,414	1,398	16
Corporate	13,175	96,084	(82,909)
Total	$37,691	$118,985	$(81,294)

Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region includes the activity relating to our Build-To-Rent and Urban Form operations. Amenity and other revenue for the year ended December 31, 2022 in Corporate is due to the sale of an asset relating to our Urban Form operations as well as the sale of a Build-To-Rent project. We did not have such sales for the year ended December 31, 2023.

Segment Home Closings Gross Margins and Adjusted Gross Margins

The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin on a segment basis (see “Non-GAAP Measures” above for additional information about our use of non-GAAP measures).

	Year Ended December 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Home closings revenue, net	$2,619,322	$2,673,951	$1,935,500	$2,014,869	$2,604,035	$3,200,551	$7,158,857	$7,889,371
Cost of home closings	1,900,833	1,963,177	1,443,490	1,522,353	2,107,078	2,418,928	5,451,401	5,904,458
Home closings gross margin	$718,489	$710,774	$492,010	$492,516	$496,957	$781,623	$1,707,456	$1,984,913
Inventory impairment charges	$—	$—	$—	$—	$11,791	$24,870	$11,791	$24,870
Adjusted home closings gross margin	$718,489	$710,774	$492,010	$492,516	$508,748	$806,493	$1,719,247	$2,009,783
Home closings gross margin as a percentage of home closings revenue	27.4%	26.6%	25.4%	24.4%	19.1%	24.4%	23.9%	25.2%
Adjusted home closings gross margin as a percentage of home closings revenue	27.4%	26.6%	25.4%	24.4%	19.5%	25.2%	24.0%	25.5%

Consolidated home closings gross margin decreased 130 basis points to 23.9% for the year ended December 31, 2023, compared to 25.2% in the prior year. Home closings gross margin increased in the East and Central regions as a result of price appreciation in several of the markets at the time the home was sold (late 2021 and 2022). The decrease in the West region is primarily due to pricing incentives and discounts as well as product mix. In addition, certain communities in our West region were impaired. For the year ended December 31, 2023 one community was impacted by inventory impairment as a result of a change in scope directly related to recently changed municipality requirements. For the year ended December 31, 2022, various communities were impaired due to the reduced

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

demand for new homes in the second half of 2022, declining margins in affected communities, as well as inflated costs to complete.

Financial Services

The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	Change
Mortgage services revenue	$120,337	$96,101	25.2%
Title services and other revenues	39,975	39,390	1.5%
Total financial services revenue	160,312	135,491	18.3%
Financial services net income from unconsolidated entities	9,149	5,271	73.6%
Total revenue	169,461	140,762	20.4%
Financial services expenses	93,990	83,960	11.9%
Financial services income before income taxes	$75,471	$56,802	32.9%
Total originations:
Number of Loans	7,368	6,854	7.5%
Principal	$3,445,247	$3,087,465	11.6%

	Year Ended December 31,
	2023	2022
Supplemental data:
Average FICO score	753	753
Funded origination breakdown:
Government (FHA,VA,USDA)	22%	17%
Other agency	74%	77%
Total agency	96%	94%
Non-agency	4%	6%
Total funded originations	100%	100%

Total financial services revenue increased by 18.3% for the year ended December 31, 2023, compared to the prior year. The increase in total financial services revenue was a result of an increase in mortgage originations, average amount borrowed per loan, as well as the revenue earned on the sale of loans.

Sales, Commissions and Other Marketing Costs

Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, for the year ended December 31, 2023 increased to 5.9% from 5.1%, compared to the prior year. The increase was primarily driven by increases in external commission expenses along with the decrease in home closings revenue, net.

General and Administrative Expenses

General and administrative expenses as a percentage of home closings revenue, net, increased to 3.9% from 3.1% for the year ended December 31, 2023, compared to the prior year. The increase was primarily due to the decrease in home closings revenue, net along with an increase in payroll related expenses.

Net (Income)/Loss from Unconsolidated Entities

We had net income from unconsolidated entities of $8.8 million and net loss from unconsolidated entities of $14.2 million for the years ended December 31, 2023 and 2022, respectively. The net income from unconsolidated entities for the year ended December 31, 2023 is a primarily a result of income from our joint ventures related to our financial services segment. The net loss incurred during 2022 was primarily a result of an impairment charge on one of our joint ventures.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest (Income)/Expense, net

Interest income, net was $12.6 million and interest expense, net was $17.7 million for the years ended December 31, 2023 and 2022, respectively. Interest (income)/expense, net includes interest earned on cash balances offset by interest incurred but not capitalized on our long-term debt and other borrowings, such as the land banking arrangements. The increase in interest income for the year ended December 31, 2023 is primarily a result of higher cash balances and an increase in the interest rates earned on such balances.

Other Expense, net

Other expense, net for the years ended December 31, 2023 and 2022 was $87.6 million and $38.5 million, respectively. The current year amount includes a $64.7 million legal settlement charge related to certain litigation as discussed in Note 14 - Commitments and Contingencies in the Notes to Consolidated financial statements included in this Annual Report. Additionally, our insurance losses for the year ended December 31, 2023 totaled $17.1 million compared to $4.8 million for the year ended December 31, 2022. In the prior year, Other expense, net included $33.2 million of pre-acquisition abandonment charges on projects we are no longer pursuing.

Loss/(Gain) on Extinguishment of Debt, net

We had a loss on extinguishment of debt, net for the year ended December 31, 2023 of $0.3 million, and a gain on extinguishment of debt of $13.9 million for the year ended December 31, 2022. During the year ended December 31, 2023, the loss was related to the redemption of our 2024 Senior Notes in September 2023. The gain for the year ended December 31, 2022 was related to the tender offer and purchase of our 6.625% Senior Notes due 2027.

Income Tax Provision

Our effective tax rate was 24.4% and 24.2% for the years ended December 31, 2023 and December 31, 2022, respectively. Our effective rate for both years was affected by a number of factors including state income taxes and nondeductible executive compensation, partially offset by excess tax benefits from stock-based compensation and energy tax credits relating to homebuilding activities.

Net Income

Net income before allocation to non-controlling interests and diluted earnings per common share for the year ended December 31, 2023 were $769.7 million and $6.98, respectively. Net income before allocation to non-controlling interests and diluted earnings per common share for the year ended December 31, 2022 were $1.1 billion and $9.06, respectively. The decreases in net income and diluted earnings per common share in the current year compared to the prior year were primarily attributable to lower gross margin, combined with higher sales commissions and other marketing costs, higher general and administrative expenses, and higher other expenses such as legal settlements and insurance losses. In addition, 2022 included a gain on the extinguishment of debt and a gain on land transfers to joint ventures which positively impacted net income and earnings per common share.

Liquidity and Capital Resources

Liquidity

We finance our operations through the following:

• Cash generated from operations;

• Borrowings under our Revolving Credit Facilities;

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

• Our various series of Senior Notes;

• Mortgage warehouse facilities;

• Project-level real estate financing (including non-recourse loans, land banking, and joint ventures); and

• Performance, payment and completion surety bonds, and letters of credit.

Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of model homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our Consolidated statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.

In the first half of 2023, several bank failures led to significant disruptions to the banking system and financial market volatility. While we maintained no accounts at any failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties, which consist of major financial institutions. Generally, deposits may be redeemed on demand and are maintained with financial institutions with reputable credit.

The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$798,568	$724,488
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability	100,000	100,000
Letters of credit outstanding	(61,181)	(69,249)
Revolving Credit Facilities availability	1,038,819	1,030,751
Total liquidity	$1,837,387	$1,755,239

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facilities to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, payments of ongoing operating expenses, and repurchases of common stock. We believe we will generate sufficient cash from our operations to meet the demands for such funds, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands. As part of our operations, we may also from time to time purchase our outstanding debt or equity through open market purchases, privately negotiated transactions or otherwise. Purchases or retirements of debt and/or purchases of equity, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Material Cash Requirements

We have various contractual obligations with commitments to pay third parties, including but not limited to our debt facilities, land purchase and land banking contracts, and leases. These obligations impact our liquidity and capital

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

resource needs and are presented in the table below. Our short-term demands are cash requirements for the next twelve months and long-term demands are cash requirements beyond twelve months.

	Cash Requirements
(Dollars in thousands)	Totals	Short-Term Demands	Long-Term Demands
Lease obligations (1)	$331,727	$23,983	$307,744
Lot options and land banking arrangements	1,503,166	392,118	1,111,048
Senior notes	1,477,070	-	1,477,070
Other debt outstanding	548,407	357,962	190,445
Estimated interest expense (2)	602,904	116,983	485,921
Totals	$4,463,274	$891,046	$3,572,228
(1)
Amount includes interest components.
(2)
Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 6.9% as of December 31, 2023.

In addition to our contractual obligations, we also have forecasted operational cash outlays on items such as future land purchases or common stock repurchases, to maintain our strategic growth and returns to our investors. Management expects to invest approximately $2.3 billion to $2.5 billion in land acquisition and development during the next twelve months which is consistent with our spend during 2023. As of December 31, 2023 we had approximately $494.5 million remaining on our share repurchase authorization, which expires on December 31, 2025.

Cash Flow Activities

Operating Cash Flow Activities

Our net cash provided by operating activities was $806.2 million(1) for the year ended December 31, 2023 compared to $1.1 billion for the year ended December 31, 2022. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income and an increase in accounts payable, accrued expenses, and other liabilities during fiscal 2023 compared to a decrease in fiscal 2022. In addition, the year ended December 31, 2022 included an asset sale of $42.0 million relating to our Urban Form operations.

Investing Cash Flow Activities

Net cash used in investing activities was $97.2 million for the year ended December 31, 2023 compared to $14.9 million for the year ended December 31, 2022. The increase in cash used in investing activities was primarily due to a net investment of $63.8 million of capital into unconsolidated entities in 2023 compared to a net distribution of $15.7 million of capital from unconsolidated entities in the prior year.

Financing Cash Flow Activities

Net cash used in financing activities was $628.5 million for the year ended December 31, 2023 compared to $1.2 billion for the year ended December 31, 2022. The decrease in cash used in financing activities was primarily due to lower net repayments of our Senior Notes during 2023 compared to the same period in the prior year. In addition, during 2023, we had significantly less repurchases of common stock compared to the prior year.

(1)On our earnings call held on February 14, 2024, we reported preliminary net cash provided by operating activities of approximately $827 million. However, net cash provided by operating activities in this Annual Report on Form 10-K reflects a final reported amount of $806.2 million.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt Instruments

For information regarding our debt instruments, including the terms governing our Senior Notes and our Revolving Credit Facilities, see Note 8—Debt in the Notes to the Consolidated financial statements included in this Annual Report.

Financial Guarantees

The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2023	2022
Letters of credit (1)	$61,181	$69,249
Surety bonds	1,243,307	1,170,105
Total outstanding letters of credit and surety bonds	$1,304,488	$1,239,354

(1) As of December 31, 2023 and 2022, there was $200.0 million total capacity of letters of credit available under our $1 Billion Revolving Credit Facility.

Off-Balance Sheet Arrangements as of December 31, 2023

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

For the years ended December 31, 2023 and 2022, total cash contributed to unconsolidated joint ventures was $64.6 million and $109.6 million, respectively.

The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2023	2022
East	$63,628	$46,629
Central	$125,610	104,070
West	$88,219	80,310
Financial Services / Corporate	$68,735	51,891
Total	$346,192	$282,900

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Land Option Contracts and Land Banking Agreements

We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At both December 31, 2023 and 2022, the aggregate purchase price of these contracts was $1.5 billion.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7A | QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 7A | QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2023, approximately 92% of our debt was fixed rate and 8% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to borrowings by TMHF under its various warehouse facilities. As of December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facilities. We had approximately $1.0 billion of additional availability for borrowings under the Credit Facilities including $138.8 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of December 31, 2023 (giving effect to $61.2 million of letters of credit outstanding as of such date).

LIBOR was historically the primary basis for determining interest payments on borrowings under each of our mortgage warehouse facilities and our Revolving Credit Facilities. IBA no longer publishes the Overnight, 1, 3, 6 and 12 month US Dollar LIBOR. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified SOFR as the recommended risk-free alternative rate for US Dollar LIBOR. In response to the discontinuation of LIBOR, our warehouse facilities agreements for facilities and our Revolving Credit Facilities have been restructured to begin using SOFR as the basis for determining interest rates. At this time, it is not possible to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.

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

The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2023. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed Rate Debt	$204.5	$103.8	$64.9	$547.5	$451.3	$500.1	$1,872.1	$1,859.2
Weighted average interest rate(1)	2.7%	2.7%	2.7%	5.5%	5.6%	5.6%	5.0%
Variable Rate Debt(2)	$153.5	$—	$—	$—	$—	$—	$153.5	$153.5
Weighted average interest rate	6.9%	—	—	—	—	—	6.9%

(1)
Represents the coupon rate of interest on the full principal amount of the debt.
(2)
Based upon the amount of variable rate debt at December 31, 2023, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.5 million per year.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

Separate combined financial statements of our unconsolidated joint venture investments have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Owned Inventory Valuation For Active Selling Communities— Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

Owned inventory consists of land, land under development, homes under construction, completed homes and model homes, all of which are stated at cost. Management evaluates its owned inventory for indicators of impairment by

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

community during each reporting period. If indicators of impairment are present for an active selling community, management first performs an undiscounted cash flow analysis to determine if a fair value analysis is required to be performed. The Company’s undiscounted cash flow analysis includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of the Company’s impairment analysis, and actual results may also differ from management’s assumptions.

Given the subjectivity in determining whether further impairment analysis is required for an active selling community, management exercises significant judgment when reviewing the indicators of impairment and the undiscounted cash flow analyses, as applicable. Accordingly, auditing management’s judgments regarding the identification of impairment indicators and the key assumptions used in the undiscounted cash flow analyses involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We tested the operating effectiveness of controls over management’s impairment indicator analysis, including controls over key inputs into the analysis such as management’s forecast, and controls over management’s review of any undiscounted cash flows analyses for active selling communities identified with impairment indicators.

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

If applicable, we evaluated the reasonableness of the key projections and estimates used in management’s undiscounted cash flow analyses by comparing the assumptions to historical information. For any active selling communities without historical information available, we compared management’s estimates to historical estimates for similar communities, taking into consideration factors such as location, size, and type of community. We also inquired with management regarding trends and changing market conditions that were incorporated into management’s undiscounted cash flow projections in addition to consulting third-party analyst reports and projections that could identify factors that could affect an active selling community’s recoverability.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona

February 21, 2024

We have served as the Company’s auditor since 2011.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$798,568	$724,488
Restricted cash	8,531	2,147
Total cash	807,099	726,635
Real estate inventory:
Owned inventory	5,473,828	5,346,905
Consolidated real estate not owned	71,618	23,971
Total real estate inventory	5,545,446	5,370,876
Land deposits	203,217	263,356
Mortgage loans held for sale	193,344	346,364
Lease right of use assets	75,203	90,446
Prepaid expenses and other assets, net	290,925	265,392
Other receivables, net	184,518	191,504
Investments in unconsolidated entities	346,192	282,900
Deferred tax assets, net	67,825	67,656
Property and equipment, net	295,121	202,398
Goodwill	663,197	663,197
Total assets	$8,672,087	$8,470,724
Liabilities
Accounts payable	$263,481	$269,761
Accrued expenses and other liabilities	549,074	490,253
Lease liabilities	84,999	100,174
Customer deposits	326,087	412,092
Estimated development liabilities	27,440	43,753
Senior notes, net	1,468,695	1,816,303
Loans payable and other borrowings	394,943	361,486
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	153,464	306,072
Liabilities attributable to consolidated real estate not owned	71,618	23,971
Total liabilities	$3,339,801	$3,823,865
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 161,129,515 and 159,392,185 shares issued, 106,917,636 and 107,995,262 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	3,068,597	3,025,489
Treasury stock at cost, 54,211,879 and 51,396,923 shares as of December 31, 2023 and December 31, 2022, respectively	(1,265,097)	(1,137,138)
Retained earnings	3,510,544	2,741,615
Accumulated other comprehensive income	896	359
Total stockholders’ equity attributable to TMHC	5,314,941	4,630,326
Non-controlling interests	17,345	16,533
Total stockholders’ equity	5,332,286	4,646,859
Total liabilities and stockholders’ equity	$8,672,087	$8,470,724

See accompanying Notes to the Consolidated financial statements

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Home closings revenue, net	$7,158,857	$7,889,371	$7,171,433
Land closings revenue	60,971	81,070	99,444
Financial services revenue	160,312	135,491	164,615
Amenity and other revenue	37,691	118,985	65,773
Total revenue	7,417,831	8,224,917	7,501,265
Cost of home closings	5,451,401	5,904,458	5,713,905
Cost of land closings	55,218	63,644	83,853
Financial services expenses	93,990	83,960	101,848
Amenity and other expenses	34,149	80,489	53,778
Total cost of revenue	5,634,758	6,132,551	5,953,384
Gross margin	1,783,073	2,092,366	1,547,881
Sales, commissions and other marketing costs	418,134	398,074	400,376
General and administrative expenses	280,573	245,138	267,966
Net (income)/loss from unconsolidated entities	(8,757)	14,184	(11,130)
Interest (income)/expense, net	(12,577)	17,674	3,792
Other expense, net	87,567	38,497	23,769
Loss/(gain) on extinguishment of debt, net	295	(13,876)	—
Income before income taxes	1,017,838	1,392,675	863,108
Income tax provision	248,097	336,428	180,741
Net income before allocation to non-controlling interests	769,741	1,056,247	682,367
Net income attributable to non-controlling interests	(812)	(3,447)	(19,341)
Net income	$768,929	$1,052,800	$663,026
Earnings per common share
Basic	$7.09	$9.16	$5.26
Diluted	$6.98	$9.06	$5.18
Weighted average number of shares of common stock:
Basic	108,424	114,982	126,077
Diluted	110,145	116,221	128,019

See accompanying Notes to the Consolidated financial statements

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Income before non-controlling interests, net of tax	$769,741	$1,056,247	$682,367
Post-retirement benefits adjustments, net of tax	537	(330)	1,855
Comprehensive income	770,278	1,055,917	684,222
Comprehensive income attributable to non-controlling interests	(812)	(3,447)	(19,341)
Comprehensive income available to Taylor Morrison Home Corporation	$769,466	$1,052,470	$664,881

See accompanying Notes to the Consolidated financial statements

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2020	129,476,914	$1	$2,926,773	25,884,756	$(446,856)	$1,025,789	$(1,166)	$89,209	$3,593,750
Net income	—	—	—	—	—	663,026	—	19,341	682,367
Other comprehensive loss	—	—	—	—	—	—	1,855	—	1,855
Exercise of stock options and issuance of restricted stock, net of shares withheld for tax(1)	1,596,333	—	17,911	—	—	—	—	—	17,911
Warrant exercises	1,704,205	—	32,584	—	—	—	—	—	32,584
Repurchase of common stock	(9,918,104)	—	—	9,918,104	(281,420)	—	—	—	(281,420)
Common stock surrendered in connection with warrant exercise	(1,025,699)	—	—	1,025,699	(32,587)	—	—	—	(32,587)
Stock compensation expense	—	—	19,943	—	—	—	—	—	19,943
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(62,734)	(62,734)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(687)	(687)
Balance — December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	1,052,800	—	3,447	1,056,247
Other comprehensive income	—	—	—	—	—	—	(330)	—	(330)
Exercise of stock options and issuance of restricted stock, net of shares withheld for tax(1)	729,977	—	1,377	—	—	—	—	—	1,377
Repurchase of common stock	(14,568,364)	—	—	14,568,364	(376,275)	—	—	—	(376,275)
Stock compensation expense	—	—	26,901	—	—	—	—	—	26,901
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(31,261)	(31,261)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(782)	(782)
Balance — December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
Net income	—	—	—	—	—	768,929	—	812	769,741
Other comprehensive loss	—	—	—	—	—	—	537	—	537
Exercise of stock options and issuance of restricted stock, net of shares withheld for tax(1)	1,737,330	—	17,013	—	—	—	—	—	17,013
Repurchase of common stock	(2,814,956)	—	—	2,814,956	(127,959)	—	—	—	(127,959)
Stock compensation expense	—	—	26,095	—	—	—	—	—	26,095
Balance — December 31, 2023	106,917,636	$1	$3,068,597	54,211,879	$(1,265,097)	$3,510,544	$896	$17,345	$5,332,286

(1)
Dollar amount represents the value of shares withheld for taxes.

See accompanying Notes to the Consolidated financial statements

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$769,741	$1,056,247	$682,367
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income)/loss from unconsolidated entities	(8,757)	14,184	(11,130)
Stock compensation expense	26,095	26,901	19,943
Loss/(gain) on extinguishment of debt, net	295	(13,876)	—
Gain on land transfers	—	(14,508)	—
Distributions of earnings from unconsolidated entities	9,230	5,270	10,740
Depreciation and amortization	33,406	33,839	39,980
Lease expense	24,808	27,420	17,885
Debt issuance costs amortization	3,315	2,260	539
Estimated development liability change in estimate	(14,829)	—	—
Deferred income taxes	(169)	83,584	86,838
Inventory impairment charges	11,791	24,870	—
Change in Urban Form assets due to sale	—	42,046	20,440
Land held for sale impairments	—	—	4,663
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(78,575)	(50,792)	(343,127)
Mortgage loans held for sale, prepaid expenses and other assets	31,012	5,789	(511,220)
Customer deposits	(86,005)	(73,613)	174,448
Accounts payable, accrued expenses and other liabilities	84,811	(61,849)	197,121
Income taxes payable	—	—	(12,841)
Net cash provided by operating activities	806,169	1,107,772	376,646
Cash Flows from Investing Activities:
Purchase of property and equipment	(33,426)	(30,581)	(21,199)
Distributions of capital from unconsolidated entities	824	125,275	31,915
Investments of capital into unconsolidated entities	(64,589)	(109,574)	(74,976)
Payments to acquire investments and securities	—	—	(10,000)
Net cash used in investing activities	(97,191)	(14,880)	(74,260)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	7,103	38,202	130,493
Repayments on loans payable and other borrowings	(20,747)	(71,172)	(124,786)
Borrowings on revolving credit facilities	—	381,019	131,529
Repayments on revolving credit facilities	—	(412,548)	(100,000)
Borrowings on mortgage warehouse facilities	3,007,682	2,662,241	3,327,954
Repayments on mortgage warehouse facilities	(3,160,290)	(2,770,056)	(3,041,356)
Repayments on senior notes	(350,000)	(622,780)	—
Proceeds from stock option exercises and issuance of restricted stock, net	17,013	1,377	17,911
Payment of principal portion of finance lease	(1,316)	(1,344)	(1,345)
Repurchase of common stock, net	(127,959)	(376,275)	(281,420)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	—	(31,261)	(59,135)
Net cash used in financing activities	(628,514)	(1,202,597)	(155)
Net Increase/Decrease in Cash and Cash Equivalents and Restricted Cash	$80,464	$(109,705)	$302,231
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	726,635	836,340	534,109
Cash, Cash Equivalents, and Restricted Cash — End of period	$807,099	$726,635	$836,340
Supplemental Cash Flow Information
Income tax payments	$(204,274)	$(270,034)	$(146,171)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$235,554	$231,027	$279,646
Change in inventory not owned	$47,647	$(31,343)	$(67,459)
Investments of land in unconsolidated joint ventures, net	$—	$146,649	$—
Impairment in unconsolidated joint ventures	$—	$(14,714)	$—
Net non-cash (distributions)/contributions (to)/from unconsolidated entities	$—	$—	$(3,599)
Common stock surrendered in connection with warrant exercise	$—	$—	$32,587
Common stock issued in connection with warrant exercise	$—	$—	$(32,584)

See accompanying Notes to the Consolidated financial statements

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAYLOR MORRISON HOME CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort- lifestyle buyers. We are the general contractors for all real estate projects and engage subcontractors for home construction and land development. Our homebuilding segments operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, INC (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying Consolidated financial statements have been prepared in accordance with GAAP, include the accounts of TMHC and its consolidated subsidiaries as well as certain consolidated variable interest entities. Intercompany balances and transactions have been eliminated in consolidation.

Joint Ventures - We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests” on the Consolidated statement of operations. The assets, liabilities and equity from the percentage of the joint venture not owned by us is presented as “Non-controlling interests” on the Consolidated balance sheets and Consolidated statement of stockholders’ equity. The balance of Non-controlling interests on the Consolidated balance sheets will fluctuate from period to period as a result of activities within the respective joint ventures which may include the allocation of income or losses and distributions or contributions associated with the partners within the joint venture.

Investments in Consolidated and Unconsolidated Entities

Consolidated Arrangements — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risk associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, when we enter into agreements to acquire land or lots and pay a non-refundable deposit, we evaluate if a Variable Interest Entity (“VIE”) is created if we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses if they occur. If we are the primary beneficiary of the VIE, we consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, in the Consolidated balance sheets.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unconsolidated Joint Ventures — We use the equity method of accounting for entities which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that the partners have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Net (income)/loss from unconsolidated entities on the Consolidated statement of operations when earned and distributions are credited against our Investment in unconsolidated entities on the Consolidated balance sheets when received.

We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded $14.7 million of impairment charges related to investments in unconsolidated entities for the year ended December 31, 2022. No such charges were recorded for the years ended December 31, 2023 and 2021.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated financial statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of goodwill, valuation of estimated development liabilities, valuation of equity awards, valuation allowance on deferred tax assets and reserves for warranty and self-insured risks. Actual results could differ from those estimates.

Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage loans held for sale. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage loans held for sale, there was no concentration of mortgage loans with any one borrower for the year ended December 31, 2023. No material losses have been experienced to date.

In addition, the Company is exposed to credit risk to the extent that borrowers may fail to meet their contractual obligations. This risk is mitigated by collateralizing the home sold with a mortgage, and entering into forward commitments to sell our mortgage loans held for sale, generally within 30 days of origination.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2023, the majority of our cash and cash equivalents were invested in both highly liquid and high-quality money market funds or on deposit with major financial institutions.

Restricted Cash — For the years ended December 31, 2023 and 2022, restricted cash consisted of cash held in escrow deposits.

Leases — We recognize leases in accordance with ASC Topic 842, Leases. Our operating leases primarily consist of office space, construction trailers, model home leasebacks, and equipment or storage units. Certain of our leases offer the option to renew or to increase rental square footage. The execution of such options are at our discretion and

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

may result in a lease modification. Operating and finance leases are recorded in Lease right of use asset and Lease liabilities on the Consolidated balance sheets.

A summary of our leases is shown below:

	Operating Leases As Of December 31,			Finance Leases As Of December 31,
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Weighted average discount rate	5.9%	5.9%	5.9%	7.3%	7.3%	7.3%
Weighted average remaining lease term (in years)	3.8	4.1	4.1	85.1	86.0	86.9
Payments on lease liabilities	$28.1	$29.2	$20.7	$1.3	$1.3	$1.3
Recorded lease expense	$22.8	$25.4	$15.9	$2.0	$2.0	$2.0

The future minimum lease payments required under our leases as of December 31, 2023 are as follows (dollars in thousands):

Years Ending December 31,	Operating Lease Payments	Finance Lease Payments		Total Lease Payments
2024	$22,674	$1,309		$23,983
2025	16,741	1,300		18,041
2026	11,548	1,300		12,848
2027	8,285	1,300		9,585
2028	4,275	1,300		5,575
Thereafter	4,309	257,386	(1)	261,695
Total lease payments	$67,832	$263,895		$331,727
Less: Interest	$7,096	$239,632		$246,728
Present value of future lease payments	$60,737	$24,262		$84,999

(1)
Includes a 90-year land lease.

Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to Cost of home closings at the time of home closing using the specific identification method. Land acquisition, development, interest, and real estate taxes are allocated generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction, and construction utilities are considered overhead costs and allocated on a per unit basis. These costs are capitalized to inventory from the point development begins to the point construction is completed. Changes in estimated costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis.

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

We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the years ended December 31, 2023 and 2022, we recorded $11.8 million and $24.9 million of impairment charges, all of which related to our West reporting segment. For the year ended December 31, 2021, we recorded no impairment charges. Impairment charges are recorded to Cost of home closings or Cost of land closings on the Consolidated statement of operations.

In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes and such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of December 31, 2023 and 2022, we had no long-term strategic assets.

Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once it meets all criteria in accordance with ASC 360 Property, Plant and Equipment. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. For the years ended December 31, 2023 and 2022 we had no material fair value adjustments for land held for sale. For the year ended December 31, 2021, we had $4.7 million of fair value adjustments for land held for sale which was recorded within Cost of land closings on the Consolidated statement of operations.

Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest (income)/expense, net on the Consolidated statement of operations.The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-significant and non-refundable cash deposit. We are not legally obligated to purchase the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the Consolidated balance sheets.

Land Deposits — We make deposits related to land option contracts, land banking, and land purchase contracts. Non-refundable deposits are recorded as real estate inventory in the accompanying Consolidated balance sheets at

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are non-refundable, they are charged to Other expense, net if the land acquisition process is terminated or no longer determined probable.

Mortgage Loans Held for Sale — Mortgage loans held for sale consist of mortgages due from buyers of Taylor Morrison homes that are financed through our wholly-owned mortgage finance subsidiary, TMHF. Mortgage loans held for sale are carried at fair value, using observable market information, including pricing from actual market transactions, investor commitment prices, or broker quotations. The fair value for Mortgage loans held for sale covered by investor commitments is generally based on commitment prices. The fair value for Mortgage loans held for sale not committed to be purchased by an investor is generally based on current delivery prices using best execution pricing.

Derivative Assets — We enter into interest rate lock commitments (“IRLCs”) when originating residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 60 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. We are exposed to interest rate risk as a result of these IRLCs and originated Mortgage loans held for sale until those loans are sold in the secondary market. The price risk related to changes in the fair value of IRLCs and Mortgage loans held for sale not committed to be purchased by investors are subject to change primarily due to changes in market interest rates. We manage the interest rate and price risk associated with our outstanding IRLCs and Mortgage loans held for sale not committed to be purchased by investors by entering into hedging instruments such as forward loan sales commitments and mandatory delivery commitments. We expect these instruments will experience changes in fair value inverse to changes in the fair value of the IRLCs and Mortgage loans held for sale not committed to investors, thereby reducing earnings volatility. Best effort sale commitments are also executed for certain loans at the time the IRLC is locked with the borrower. The fair value of the best effort IRLC and Mortgage loans held for sale are valued using the commitment price to the investor. We take into account various factors and strategies in determining what portion of the IRLCs and Mortgage loans held for sale to economically hedge.

The IRLCs meet the definition of a derivative and are reflected on the balance sheet at fair value in Prepaid expenses and other assets, net or Accrued expenses and other liabilities, with changes in fair value recognized in Financial Services revenue on the Consolidated statements of operations. Unrealized gains and losses on the IRLCs, reflected as derivative assets, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and Mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices. Refer to Note 15—Mortgage Hedging Activities for additional information.

Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2023	2022
Prepaid expenses	$41,311	$45,872
Other assets	104,210	154,279
Build-to-Rent assets	145,405	65,241
Total prepaid expenses and other assets, net	$290,925	$265,392

Prepaid expenses consist primarily of sales commissions, prepaid rent, impact fees and the unamortized issuance costs for the revolving credit facilities. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the homes to which they relate. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs, rebate receivables, income tax receivables, Urban Form

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

assets, and other deferred costs. Build-to-Rent assets consist primarily of land and development costs relating to projects under construction.

Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in Other expense, net, when it becomes likely uncollectible. Other receivables are written off when it is determined that collection efforts will no longer be pursued. Allowances at December 31, 2023 and 2022 were immaterial.

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

Depreciation expense was $9.0 million, $7.6 million, and $7.5 million, respectively, for the years ended December 31, 2023, 2022, and 2021. Depreciation expense is recorded in General and administrative expenses in the Consolidated statement of operations.

Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth fiscal quarter or whenever impairment indicators are present. For the years ended December 31, 2023, 2022 and 2021, goodwill was not impaired.

Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability is aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), a wholly-owned captive insurance company, which

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.

Our loss reserves for structural defects are based on factors that include an actuarial study for structural, historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance and warranty reserves are included in Accrued expenses and other liabilities in the Consolidated balance sheets.

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

Stock Based Compensation — We have stock options, performance-based restricted stock units ("PRSUs") and non-performance-based restricted stock units ("RSUs" or "Restricted stock"), which we account for in accordance with ASC Topic 718-10, Compensation — Stock Compensation. The fair value for stock options is measured and estimated on the date of grant using the Black-Scholes option pricing model and recognized evenly over the vesting period of the options. PRSUs are measured using the closing price on the date of grant and expensed using a probability of attainment calculation which determines the likelihood of achieving the performance targets. RSUs are time-based awards and measured using the closing price on the date of grant and are expensed ratably over the vesting period.

Employee Benefit Plans — We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC") (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. At December 31, 2023, we match 100% of employees’ voluntary contributions up to 4% of eligible compensation, and 50% for each dollar contributed between 4% and 5% of eligible compensation. We contributed $13.2 million, $13.6 million, and $11.3 million to the 401(k) Plan for the years ended December 31, 2023, 2022, and 2021, respectively.

Treasury Stock — We account for treasury stock in accordance with ASC Topic 505-30, Equity—Treasury Stock. Repurchased shares are reflected as a reduction in stockholders’ equity and subsequent sale of repurchased shares are recognized as a change in equity. To date, we have not sold any treasury stock.

Revenue Recognition — Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard’s core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Financial services revenue

Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. Generally, loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the statement of operations in the period in which they occur. See "Derivative Assets" above in this Note 2.

Advertising Costs — We expense advertising costs as incurred. For the years ended December 31, 2023, 2022, and 2021, advertising costs were $28.7 million, $33.9 million, and $30.4 million, respectively. Such costs are included in General and administrative expenses on the Consolidated statement of operations.

Recently Issued Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation as well as further disaggregate income taxes paid. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ending December 31, 2025. The adoption of ASU 2023-09 will not impact our Consolidated financial statements but we are currently reviewing the impact that it may have on our disclosures.

In November 2023, FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. This ASU will be effective for us for the annual reporting period ending December 31, 2024. We are currently reviewing the impact that the adoption of ASU 2023-07 may have on our Consolidated financial statements and disclosures.

In August 2023, FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture, is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU stipulates that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. This ASU will be applied prospectively for all joint ventures formed on or after January 1, 2025. We are currently reviewing the impact that adoption of ASU 2023-05 may have on our Consolidated financial statements and disclosures.
3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of common stock were exercised or settled.

The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$768,929	$1,052,800	$663,026
Denominator:
Weighted average shares – basic	108,424	114,982	126,077
Restricted stock	925	707	920
Stock options	796	532	771
Warrants	—	—	251
Weighted average shares – diluted	110,145	116,221	128,019
Earnings per common share – basic	$7.09	$9.16	$5.26
Earnings per common share – diluted	$6.98	$9.06	$5.18

The above calculations of weighted average shares exclude 303,033, 1,485,064, and 1,030,282 outstanding anti-dilutive stock options and unvested performance and non-performance restricted stock for the years ended December 31, 2023, 2022, and 2021, respectively.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

4. REAL ESTATE INVENTORY

Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2023	2022
Real estate developed and under development	$3,855,534	$3,607,227
Real estate held for development or held for sale (1)	29,317	43,314
Total land inventory	3,884,851	3,650,541
Operating communities (2)	1,414,528	1,506,241
Capitalized interest	174,449	190,123
Total owned inventory	5,473,828	5,346,905
Consolidated real estate not owned	71,618	23,971
Total real estate inventory	$5,545,446	$5,370,876

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

A summary of owned and controlled lots is as follows:

	As of December 31,
(Dollars in thousands)	2023	2022
Owned lots:
Undeveloped	13,418	14,985
Under development	8,848	10,716
Finished	11,811	10,713
Total owned lots	34,077	36,414
Controlled lots:
Land option purchase contracts	8,621	6,582
Land banking arrangements	5,818	7,369
Other controlled lots(1)	23,846	24,422
Total controlled lots	38,285	38,373
Total owned and controlled lots	72,362	74,787
Homes in inventory	7,867	7,653

(1) Other controlled lots include agreements whereby the purchase of the lots must occur as a single transaction, as opposed to multiple take-downs. In addition, controlled lots from our unconsolidated JVs are also included.

As of December 31, 2022, the owned lots and controlled lots presented above have been recast as a result of an operational change in classification in the current period. Lots which have started vertical construction have been excluded from total owned lots and controlled lots represent lots in which we have a contractual right, generally through an option contract or land banking arrangement as well as paid a land deposit to a seller for an underlying real estate asset. Homes in inventory include any lots with vertical construction. We believe these operational changes provide better transparency into the status of our lots.

Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest capitalized - beginning of period	$190,123	$168,670	$163,780
Interest capitalized	119,196	159,913	154,623
Interest amortized to cost of home closings	(134,870)	(138,460)	(149,733)
Interest capitalized - end of period	$174,449	$190,123	$168,670

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES

Unconsolidated Entities — We have investments in a number of joint ventures with third parties. These entities are generally involved in real estate development, homebuilding, Build-to-Rent, and/or mortgage lending activities. The primary activity of our real estate development joint ventures is the development and sale of lots to joint venture partners and/or unrelated builders. Our share of the joint venture profit relating to lots we purchase from the joint ventures is deferred until homes are delivered by us and title passes to a homebuyer.

During the year ended December 31, 2022, we contributed land as part of two initial investments in existing unconsolidated joint ventures. In accordance with ASC 606, when the transferee obtains title, physical possession and maintains the risks and rewards of ownership of the property and the transferor has no continuing involvement, the contribution is considered a transfer. To recognize the transfer, the difference between the fair value of the land and carrying value at the time of the contribution is recorded as a gain/loss on transfer. For the year ended December 31, 2022, we recognized gains of $14.5 million in Other expense, net on the Consolidated statement of operations, related to land transferred to unconsolidated joint ventures.

Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of December 31,
	2023	2022
Assets:
Real estate inventory	952,223	$749,942
Other assets	182,517	146,770
Total assets	$1,134,740	$896,712
Liabilities:
Debt	$317,224	$238,263
Other liabilities	50,739	31,824
Total liabilities	$367,963	$270,087
Owners’ equity:
TMHC	$346,192	$282,900
Others	420,585	343,725
Total owners’ equity	$766,777	$626,625
Total liabilities and owners’ equity	$1,134,740	$896,712

	Year ended December 31,
	2023	2022		2021
Revenues	$158,174	$168,695		$130,640
Costs and expenses	(135,007)	(163,488)		(97,596)
Net income from unconsolidated entities	$23,166	$5,207		$33,044
TMHC’s share in net income/(loss) of unconsolidated entities	$8,757	$(14,184)	(1)	$11,130
Distributions to TMHC from unconsolidated entities	$10,054	$130,545		$42,655

(1)
TMHC’s share in net loss from unconsolidated entities relates to a $14.7 million impairment charge to our investment in one of our unconsolidated joint ventures.

Consolidated Entities — We have several joint ventures for the purpose of real estate development and homebuilding activities, which we have determined to be VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of the joint ventures. For this specific subset of joint ventures, based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of the joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and the entities are consolidated.

As of December 31, 2023, the assets of the consolidated joint ventures totaled $265.2 million, of which $29.8 million was cash and cash equivalents, $70.2 million was owned real estate inventory, and $121.3 million was property and equipment, net (primarily related to Urban Form). The majority of the property and equipment, net balance which was classified as held for sale as of December 31, 2022, was reclassified as held for investment during the second

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

quarter of 2023 and remained held for investment at December 31, 2023. As of December 31, 2022, the assets of the consolidated joint ventures totaled $277.6 million, of which $38.9 million was cash and cash equivalents, $72.0 million was owned real estate inventory, and $123.2 million was property and equipment, net. The liabilities of the consolidated joint ventures totaled $133.8 million and $155.5 million as of December 31, 2023 and December 31, 2022, respectively, and were primarily comprised of loans payable and other borrowings, accounts payable and accrued expenses and other liabilities.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Real estate development costs to complete	$46,114	$53,155
Compensation and employee benefits	149,095	112,294
Self-insurance and warranty reserves	184,448	161,675
Interest payable	31,042	37,434
Property and sales taxes payable(1)	30,887	30,046
Other accruals	107,488	95,649
Total accrued expenses and other liabilities	$549,074	$490,253

(1) Property and sales tax payable as of December 31, 2023 includes a $7.8 million reserve related to an ongoing state sales tax audit in the state of Washington covering tax years 2017 through 2021. The reserve was based in part on the unfavorable outcome of a prior Washington sales tax audit cycle which concluded in December 2023.

Self-Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva. A summary of the changes in reserves are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Reserve - beginning of period	$161,675	$141,839	$118,116
Additions to reserves	83,226	76,643	77,827
Cost of claims incurred	(80,646)	(76,994)	(67,704)
Changes in estimates to pre-existing reserves	20,193	20,187	13,600
Reserve - end of period(1)	$184,448	$161,675	$141,839

(1)The increase in the end of period reserves is a result of year-to-date net losses generated in Beneva. The reserve estimates utilize actuarial assumptions which are based on historical and recent claims data. Both the frequency of the claims and the cost to remediate the claims have increased in recent years, causing increases in reserves.

Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves.

7. ESTIMATED DEVELOPMENT LIABILITIES

Estimated development liabilities consists primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for home sites previously sold, in most cases prior to 1980. Such development liabilities were assumed through our acquisition of AV Homes and initially incurred by affiliates of AV Homes in connection with class action settlement agreements entered into by such affiliates in 1974 (the “1974 Judgment”), which required such entities to install certain water and electric infrastructure at such home sites upon satisfaction of certain conditions. Estimated development liabilities are reduced by actual expenditures and are evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. Prior to December 31, 2023, these liabilities were based on third-party engineer cost estimates which reflected the estimated completion costs. During 2023, we changed our estimate as a result of management's analysis which included identifying the number of home sites eligible for the future utility improvements and bifurcating into groups based on the home site status to better estimate the future costs and our liability.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This change in estimate was a result of a change in policy, consistent with the terms of the 1974 Judgment, to perform infrastructure work for only lot owners that meet specific criteria, such as having privity of contract with the original sale documents. Management considered many factors in connection with this policy change, including the number of lots estimated to be owned by the original owners after bulk sales and foreclosures. Cost increases as a result of inflation or other economic factors were also taken into consideration.

The change in estimates resulted in a reduction of the estimated development liabilities of $14.8 million at December 31, 2023 from December 31, 2022. This reduction equates to an increase of approximately $0.10 per diluted share for the year ended December 31, 2023. Unforeseen changes in claim activity, future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liabilities.

8. DEBT

Total debt consists of the following (in thousands):

	As of December 31,
	2023			2022
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.625% Senior Notes due 2024(1)	—	—	—	350,000	(628)	349,372
5.875% Senior Notes due 2027	500,000	(2,672)	497,328	500,000	(3,459)	496,541
6.625% Senior Notes due 2027(2)	27,070	1,022	28,092	27,070	1,310	28,380
5.75% Senior Notes due 2028	450,000	(2,551)	447,449	450,000	(3,183)	446,817
5.125% Senior Notes due 2030	500,000	(4,174)	495,826	500,000	(4,807)	495,193
Senior Notes subtotal	$1,477,070	$(8,375)	$1,468,695	$1,827,070	$(10,767)	$1,816,303
Loans payable and other borrowings	394,943	—	394,943	361,486	—	361,486
$1 Billion Revolving Credit Facility(3)(4)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(3)(4)	—	—	—	—	—	—
Mortgage warehouse borrowings	153,464	—	153,464	306,072	—	306,072
Total debt	$2,025,477	$(8,375)	$2,017,102	$2,494,628	$(10,767)	$2,483,861

(1)
On September 1, 2023, the 5.625% Senior Notes due 2024 were redeemed in full.
(2)
Unamortized debt issuance premium is reflective of fair value adjustments as a result of purchase accounting.
(3)
Unamortized debt issuance costs are included in Prepaid expenses and other assets, net on the Consolidated balance sheets.
(4)
The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”.

Senior Notes

All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The majority of indentures governing our senior notes contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants. As of December 31, 2023, we were in compliance with all of the covenants under the Senior Notes.

5.625% Senior Notes due 2024

Our 5.625% Senior Notes due 2024 (the “2024 Senior Notes”) were redeemed in full on September 1, 2023 using cash on hand at a price equal to 100% of par, plus the accrued and unpaid interest up to, but excluding, the redemption date. As a result of the redemption, we recorded a net loss on extinguishment of debt of $0.3 million for the year ended December 31, 2023 to Loss/(gain) on extinguishment of debt, net, on the Consolidated statement of operations, which included the write-off of net unamortized deferred financing fees.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

5.875% Senior Notes due 2027

On June 5, 2019, Taylor Morrison Communities, Inc. ("TM Communities") issued $500.0 million aggregate principal amount of 5.875% Senior Notes due 2027 (the “2027 5.875% Senior Notes”), which mature on June 15, 2027. The 2027 5.875% Senior Notes are guaranteed by Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc. and their homebuilding subsidiaries (collectively, the "Guarantors"). We are required to offer to repurchase the 2027 5.875% Senior Notes at a price equal to 101% of their aggregate principal amount (plus accrued and unpaid interest) upon certain change of control events where there is a credit rating downgrade that occurs in connection with the change in control.

Prior to March 15, 2027, the 2027 5.875% Senior Notes are redeemable at a price equal to 100% plus a “make-whole” premium for payments through March 15, 2027 (plus accrued and unpaid interest). Beginning on March 15, 2027, the 2027 5.875% Senior Notes are redeemable at par (plus accrued and unpaid interest).

6.625% Senior Notes due 2027

Following our exchange offer in the first quarter of 2020 (the “Exchange Offer”), whereby TM Communities offered to exchange any and all outstanding senior notes issued by William Lyon Homes (“WLH”), we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors.

On June 13, 2022, TM Communities announced a cash tender offer to purchase any and all of the $290.4 million outstanding aggregate principal amount of the 2027 6.625% TM Communities Notes (the “Tender Offer”), which expired July 12, 2022. TM Communities purchased $264.1 million and an additional approximately $0.9 million of the 2027 6.625% TM Communities Notes pursuant to the Tender Offer using cash on hand and borrowings on our $1 Billion Revolving Credit Facility at a price equal to 100% and 97%, respectively, of the principal amounts, plus accrued and unpaid interest up to, but excluding, the settlement date. As a result of the Tender Offer, TM Communities repurchased a total of $265.0 million in aggregate principal amount of outstanding 2027 6.625% TM Communities Notes and we recorded a net gain on extinguishment of debt of approximately $13.6 million for the year ended December 31, 2022 to Loss/(gain) on extinguishment of debt, net, on the Consolidated statement of operations.

On November 3, 2022, we purchased $8.0 million of the 2027 6.625% WLH Notes using cash on hand and borrowings on our $1 Billion Revolving Credit Facility at a price equal to 91.25% of the principal amount, plus accrued and unpaid interest up to, but excluding, the settlement date. As a result of the redemption of the 2027 6.625% WLH Notes, we recorded a net gain on extinguishment of debt of approximately $1.1 million for the year ended December 31, 2022 to Loss/(gain) on extinguishment of debt, net, on the Consolidated statement of operations.

The remaining 2027 6.625% Senior Notes mature on July 15, 2027. As of December 31, 2023, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 102.208% of principal (plus accrued and unpaid interest). On or after July 31, 2024, the 2027 6.625% Senior Notes are redeemable at a price equal to a 101.104% of principal (plus accrued and unpaid interest). On or after July 15, 2025, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest).

5.75% Senior Notes due 2028

On August 1, 2019, TM Communities issued $450.0 million aggregate principal amount of 5.75% Senior Notes due 2028 (the “2028 Senior Notes”), which mature on January 15, 2028. The 2028 Senior Notes are guaranteed by the

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

5.125% Senior Notes due 2030

On July 22, 2020, TM Communities issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes), which mature on August 1, 2030. The 2030 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The change of control provisions in the indenture governing the 2030 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.

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

$1 Billion Revolving Credit Facility

On September 9, 2022, we entered into an agreement to exercise the accordion feature under our existing Amended and Restated Credit Agreement increasing the aggregate commitments from $800 million to $1.0 billion.

Our $1 Billion Revolving Credit Facility ("$1 Billion Facility") has a maturity date of March 11, 2027. We had no outstanding borrowings under $1 Billion Facility as of December 31, 2023 and December 31, 2022.

As of December 31, 2023 and December 31, 2022, we had $2.9 million and $3.8 million, respectively, of unamortized debt issuance costs, which are included in Prepaid expenses and other assets, net, on the Consolidated balance sheets. As of December 31, 2023 and December 31, 2022, we had $61.2 million and $69.2 million, respectively, of utilized letters of credit, resulting in $938.8 million and $930.8 million, respectively, of availability.

The $1 Billion Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level, currently of at least $3.3 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $1 Billion Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $1 Billion Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $1 Billion Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $1 Billion Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.

The $1 Billion Facility contains certain restrictive covenants including limitations on incurrence of liens, the payment of dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The $1 Billion Facility contains

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.

As of December 31, 2023, we were in compliance with all of the covenants under the $1 Billion Facility.

$100 Million Revolving Credit Facility

Our $100 Million Revolving Credit Facility ($100 Million Facility) matures on September 17, 2024 and is guaranteed by the Guarantors.

As of December 31, 2023 and December 31, 2022, we had $0.2 million and $0.5 million, respectively, of unamortized debt issuance costs relating to our $100 Million Facility, which are included in Prepaid expenses and other assets, net, on the Consolidated balance sheets. We had no utilized letters of credit as of December 31, 2023 and December 31, 2022, resulting in $100.0 million of availability.

The $100 Million Facility contains substantially the same “springing” financial covenants and equity cure rights as the $1 Billion Facility.

The $100 Million Facility includes the same restrictive covenants as are included in the $1 Billion Facility, described above. As of December 31, 2023, we were in compliance with all of the covenants under the $100 Million Facility.

Mortgage Warehouse Borrowings

The following is a summary of our TMHF mortgage warehouse borrowings:

	As of December 31, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$13,477	$60,000	Term SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse B(2)	—	—	N/A	N/A	N/A
Warehouse C	25,567	100,000	Term SOFR + 1.65%	on Demand	Mortgage Loans
Warehouse D	56,745	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage Loans
Warehouse E	57,675	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$153,464	$360,000

	As of December 31, 2022
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$29,066	$60,000	Daily SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse B	94,258	150,000	BSBY 1M + 1.65%	on Demand	Mortgage Loans
Warehouse C	53,607	75,000	Term SOFR + 1.65%	on Demand	Mortgage Loans & Pledged Cash
Warehouse D	83,259	140,000	Daily SOFR + 1.50%	September 6, 2023	Mortgage Loans
Warehouse E	45,882	70,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$306,072	$495,000

(1)
The mortgage warehouse borrowings outstanding as of December 31, 2023 and 2022, are collateralized by $193.3 million and $346.4 million, respectively, of mortgage loans held for sale.
(2)
Beginning October 1, 2023, the lender for Warehouse B discontinued providing mortgage warehouse facility financings to the industry in general. The facility amounts for Warehouses D and E were expanded to offset the loss of liquidity from Warehouse B.

Loans Payable and Other Borrowings

Loans payable and other borrowings as of December 31, 2023 and 2022 consist of project-level debt to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. These borrowings bear interest at rates that ranged from 0% to 9% and 0% to 8% at each of December 31, 2023 and December 31, 2022, respectively. We impute interest for loans with no stated interest rates.

Future Minimum Principal Payments on Total Debt

Principal maturities of total debt for the year ended December 31, 2023 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2024	$357,962
2025	103,790
2026	64,904
2027	547,456
2028	451,263
Thereafter	500,102
Total debt	$2,025,477

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

The fair value of our Mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes IRLCs and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our Mortgage warehouse borrowings, Loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity security investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2023, when compared to December 31, 2022.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The carrying value and fair value of our financial instruments are as follows:

		As of December 31,2023		As Of December 31,2022
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$193,344	$193,344	$346,364	$346,364
IRLCs	3	1,489	1,489	2,386	2,386
MBSs	2	(5,055)	(5,055)	1,090	1,090
Mortgage warehouse borrowings	2	153,464	153,464	306,072	306,072
Loans payable and other borrowings	2	394,943	394,943	361,486	361,486
5.625% Senior Notes due 2024 (1)	2	—	—	349,372	347,375
5.875% Senior Notes due 2027 (1)	2	497,328	502,500	496,541	480,060
6.625% Senior Notes due 2027 (1)	2	28,092	26,529	28,380	26,123
5.75% Senior Notes due 2028 (1)	2	447,449	451,571	446,817	421,358
5.125% Senior Notes due 2030 (1)	2	495,826	483,690	495,193	434,330
Equity security	1	460	460	460	460

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level in Fair Value Hierarchy	As of September 30, 2023 (1)	As of December 31, 2022
Description:
Real estate inventories	3	19,263	48,360

(1)
As of December 31, 2023 there was no additional impairment; therefore, the fair value information presented is as of September 30, 2023.

10. INCOME TAXES

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current:
Federal	$196,464	$203,119	$73,087
State	51,009	48,134	23,493
Current tax provision	$247,473	$251,253	$96,580
Deferred:
Federal	$(1,003)	$66,667	$75,044
State	1,627	18,508	9,117
Deferred tax provision	$624	$85,175	$84,161
Total income tax provision	$248,097	$336,428	$180,741

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	4.1	3.9	3.8
Non-controlling interest	(0.3)	(0.1)	(0.6)
Uncertain tax positions	—	—	(0.2)
Energy tax credits	(0.4)	(1.3)	(1.4)
Disallowed compensation expense	0.6	0.4	0.2
Excess stock compensation benefit	(0.5)	—	—
Impact of CARES Act	—	—	(1.3)
Other	(0.1)	0.3	(0.6)
Effective Rate	24.4%	24.2%	20.9%

Our effective tax rate for 2023 and 2022 was affected by a number of factors including state income taxes and nondeductible executive compensation, partially offset by excess tax benefits from stock-based compensation and energy tax credits relating to homebuilding activities.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2023 and 2022, consisted of timing differences related to real estate inventory impairments, expense accruals and reserves, provisions for liabilities, and net operating loss carryforwards. A summary of these components for the years ending December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Real estate inventory	$41,660	$62,990
Accruals and reserves	58,864	48,391
Other	—	5,425
Net operating losses (1)	54,845	62,150
Capital loss carryforward	—	36,054
Total deferred tax assets	$155,369	$215,010
Deferred tax liabilities:
Real estate inventory, intangibles, other	(8,414)	(10,632)
Valuation allowance	—	(36,054)
Other	(2,274)	—
Deferred income	(76,856)	(100,668)
Total net deferred tax assets	$67,825	$67,656

(1)
A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from three acquisitions: 1) the 2011 acquisition of the Company by our former principal equity holders, 2) the 2018 acquisition of AV Homes and 3) the 2020 acquisition of William Lyon Homes. All three acquisitions were deemed to be a change in control as defined by Section 382.

Capital loss carryovers related to the 2018 corporate reorganization expired on December 31, 2023. As such, we have written off the $36.1 million deferred tax asset and the corresponding valuation allowance. We have approximately $184.6 million in available gross federal NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for a period of 20 years and begin to expire in 2029. State NOL carryforwards may be used to offset future taxable income for a period of 20 years and begin to

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

expire in 2026. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is more likely than not based on the technical merits of the position that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. We believe we have a reasonable basis for our current income tax filing positions and that our positions would be sustained under audit. As such, we do not anticipate any adjustments that would result in a material change.

As of December 31, 2023, 2022 and 2021 there are no unrecognized tax benefits.

We are currently under exam by the IRS for certain federal income tax returns for tax years 2015 through 2018 and 2020. The outcome of these examinations is not yet determinable but we believe our tax positions meet the more-likely-than-not threshold. The statute of limitations for our major taxing jurisdictions remains open for examination for tax years 2015 through 2023.

11. STOCKHOLDERS’ EQUITY

Capital Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “common stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.

Stock Repurchase Program

On December 15, 2023 the Board of Directors authorized a renewal of the stock repurchase program which permits the Company to repurchase up to $500.0 million of the Company’s common stock through December 31, 2025. The new stock repurchase program replaced the Company’s prior $500.0 million repurchase program, which had been scheduled to expire on December 31, 2023. Repurchases under the new program may occur from time to time through open market purchases, privately negotiated transactions or other transactions. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including prevailing market conditions, our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

The following table summarizes share repurchase activity for the program for the years ended December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Amount available for repurchase — beginning of period	$279,138	$230,413
Amount cancelled from expired or unused authorizations	(156,690)	(75,000)
Additional amount authorized for repurchase(1)	500,000	500,000
Amount repurchased (2,814,956 and 14,568,364 shares as of December 31, 2023 and December 31, 2022), respectively	(127,959)	(376,275)
Amount available for repurchase — end of period	$494,489	$279,138

(1)
Amount in each 2023 and 2022 includes a $500.0 million new authorization announced on December 15, 2023 and May 31, 2022, respectively.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Inflation Reduction Act was enacted on August 16, 2022 and includes a one percent excise tax on the net repurchase of company stock. This act was effective as of January 1, 2023 and did not have a material impact on our financial statements for the twelve months ended December 31, 2023. We will continue to assess the impact it may have on our financial results.

12. STOCK BASED COMPENSATION

In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs PRSUs, and other equity-based awards deliverable in shares of our common stock. As of December 31, 2023, we had an aggregate of 5,116,214 shares of common stock available for future grants under the Plan.

The following table provides information regarding the amount and components of stock-based compensation expense, which is included in General and administrative expenses in the Consolidated statement of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Restricted stock (1)	$21,977	$22,464	$15,856
Stock options	4,118	4,437	4,087
Total stock compensation	$26,095	$26,901	$19,943
(1)
Includes compensation expense related to time-based RSUs and PRSUs.

At December 31, 2023, 2022, and 2021, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $26.5 million, $27.1 million, and $26.5 million, respectively.

Stock options — Options granted to employees generally vest and become exercisable ratably on the first, second, third, and fourth anniversary of the date of grant. Vesting of the options is subject to continued employment, through the applicable vesting dates, and options expire within ten years from the date of grant.

The following tables summarize stock option activity for the Plan for each year presented:

	Year Ended December 31,
	2023		2022		2021
	Number Of Options	Weighted Average Exercise/ Grant Price	Number Of Options	Weighted Average Exercise/ Grant Price	Number Of Options	Weighted Average Exercise/ Grant Price
Outstanding, beginning	3,273,258	$23.35	3,165,612	$22.02	3,772,775	$19.73
Granted(1)	359,768	35.18	519,799	29.30	712,910	28.64
Exercised	(1,252,516)	21.07	(323,625)	20.69	(1,204,283)	19.37
Cancelled/forfeited(1)	(126,368)	28.29	(88,528)	24.64	(115,790)	21.53
Balance, ending	2,254,142	$26.84	3,273,258	$23.35	3,165,612	$22.02
Options exercisable, at December 31,	1,133,734	$23.48	1,775,881	$20.50	1,407,618	$19.12

(1)
Excludes the number of options granted and canceled in the same period.

	As of December 31,
(Dollars in thousands)	2023	2022	2021
Unamortized value of unvested stock options (net of estimated forfeitures)	$7,861	$7,712	$7,515
Weighted-average period (in years) expense expected to be recognized	2.5	2.5	2.5
Weighted-average remaining contractual life (in years) for options outstanding	6.4	6.6	7.0
Weighted-average remaining contractual life (in years) for options exercisable	4.8	5.2	5.3

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—%	—%	—%
Expected volatility(1)	50.87%	30.46%	24.65%
Risk-free interest rate(1)	3.90%	1.91%	0.75%
Expected term (in years)(1)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$14.50	$9.94	$7.45

(1)
Expected volatilities and expected term are based on the historical information of comparable publicly traded homebuilders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date.

The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2023, 2022 and 2021:

	As of December 31,
(Dollars in thousands)	2023	2022	2021
Aggregate intrinsic value of options outstanding	$59,758	$21,439	$38,190
Aggregate intrinsic value of options exercisable	$33,861	$15,385	$18,897

The aggregate intrinsic value is based on the market price of our common stock on December 31, 2023, the last trading day in December 2023, which was $53.35, less the applicable exercise price of the underlying options. This value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2023.

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

The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2023	2022	2021
Balance, beginning	802,379	926,193	930,633
Granted	229,164	272,716	289,308
Vested	(245,306)	(380,632)	(275,286)
Forfeited	(62,114)	(15,898)	(18,462)
Balance, ending	724,123	802,379	926,193

	Year Ended December 31,
(Dollars in thousands):	2023	2022	2021
PRSU expense recognized	$12,619	$12,642	$8,125
Unamortized value of PRSUs	$8,122	$8,911	$8,419
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.8

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.

The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2023		2022		2021
	Number Of Rsus	Weighted Average Grant Date Fair Value	Number Of Rsus (1)	Weighted Average Grant Date Fair Value	Number Of Rsus	Weighted Average Grant Date Fair Value
Outstanding, beginning	814,834	$26.74	804,465	$24.73	881,272	$21.33
Granted	297,317	35.96	359,993	29.04	370,762	28.62
Vested	(301,359)	27.52	(319,595)	24.32	(390,358)	21.28
Forfeited	(43,576)	29.81	(30,029)	26.90	(57,211)	23.68
Balance, ending	767,216	$29.87	814,834	$26.74	804,465	$24.73

	Year Ended December 31,
(Dollars in thousands):	2023	2022	2021
RSU expense recognized	$9,357	$9,822	$7,731
Unamortized value of RSUs	$10,496	$10,486	$10,561
Weighted-average period expense is expected to be recognized (in years)	1.7	1.7	1.7

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

Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows (in thousands):

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Year Ended December 31, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$2,674,630	$1,964,265	$2,605,449	$160,312	$13,175	$7,417,831

Gross margin	721,319	495,929	496,318	66,323	3,184	1,783,073
Selling, general and administrative expenses	(185,324)	(158,807)	(178,828)	—	(175,748)	(698,707)
Net income/(loss) from unconsolidated entities	—	(98)	(217)	9,148	(76)	8,757
Interest and other (expense)/income, net(2)	(73,205)	(7,608)	3,981	—	1,842	(74,990)
Gain on extinguishment of debt, net	—	—	—	—	(295)	(295)
Income/(loss) before income taxes	$462,790	$329,416	$321,254	$75,471	$(171,093)	$1,017,838

(1)
Includes the activity from our Build-To-Rent and Urban Form operations.
(2)
Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects. The East segment includes a legal settlement (refer to Note 14 - Commitments and Contingencies), The East and West segments include our estimated development liabilities adjustment. (refer to Note 7 - Estimated development liabilities). Corporate and Unallocated includes our insurance loss (refer to Note 6 - Accrued expenses and other liabilities) which is partially offset by interest income.

	Year Ended December 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$2,739,759	$2,024,730	$3,228,853	$135,491	$96,084	$8,224,917

Gross margin	718,223	493,006	791,944	51,531	37,662	2,092,366
Selling, general and administrative expenses	(180,177)	(137,824)	(167,751)	-	(157,460)	(643,212)
Net income/(loss) from unconsolidated entities	-	(55)	(18,445)	5,271	(955)	(14,184)
Interest and other (expense)/income, net(2)	(6,725)	(10,364)	(23,881)	-	(15,201)	(56,171)
Gain on extinguishment of debt, net	-	-	-	-	13,876	13,876
Income/(loss) before income taxes	$531,321	$344,763	$581,867	$56,802	$(122,078)	$1,392,675

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.
(2)
Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.

	Year Ended December 31, 2021
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$2,423,948	$1,741,689	$3,126,621	$164,615	$44,392	$7,501,265

Gross margin	522,721	336,896	614,130	62,767	11,367	1,547,881
Selling, general and administrative expenses	(184,744)	(133,991)	(187,515)	—	(162,092)	(668,342)
Net income/(loss) from unconsolidated entities	—	306	2,190	8,644	(10)	11,130
Interest and other (expense)/income, net(2)	(923)	(3,103)	(7,228)	—	(16,307)	(27,561)
Income/(loss) before income taxes	$337,054	$200,108	$421,577	$71,411	$(167,042)	$863,108

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.
(2)
Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.

	As of December 31, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,909,084	$1,181,014	$2,658,565	$—	$—	$5,748,663
Investments in unconsolidated entities	63,628	125,610	88,219	5,483	63,252	346,192
Other assets	177,739	214,685	616,210	298,451	1,270,147	2,577,232
Total assets	$2,150,451	$1,521,309	$3,362,994	$303,934	$1,333,399	$8,672,087

(1)
Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2022
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,820,765	$1,359,805	$2,453,662	$—	$—	$5,634,232
Investments in unconsolidated entities	46,629	104,070	80,310	5,283	46,608	282,900
Other assets	216,816	251,727	613,029	431,535	1,040,485	2,553,592
Total assets	$2,084,210	$1,715,602	$3,147,001	$436,818	$1,087,093	$8,470,724

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.3 billion and $1.2 billion at December 31, 2023 and December 31, 2022, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2023 will be drawn upon.

Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At both December 31, 2023 and 2022, the aggregate purchase price of these contracts was $1.5 billion.

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

We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2023 and 2022, our legal reserves were $26.2 million and $20.6 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded reserves relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity) ("Avatar"), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). The class action complaint sought an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8 | FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal on November 29, 2021, and the plaintiffs agreed to continue to pay club membership fees pending the outcome of the appeal. On June 23, 2023 the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court, and we filed a notice to invoke the discretionary review of the Florida Supreme Court. On November 2, 2023, the Florida Supreme Court declined to exercise jurisdiction.

Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which includes the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, pre-judgment interest and post-judgment interest. We expect to incur additional costs with respect to the plaintiff’s legal fees and costs; however, such amount cannot be reasonably estimated.

After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar claims. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. On February 25, 2022, the court stayed the action pending the resolution of the Solivita litigation. There is currently no class action certification in this claim and there has been no change in the status of the claim since the November 2, 2023 Supreme Court decision in the Solivita litigation. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, management has recorded a reserve based on management’s best estimate of losses related to the resolution of this matter, which is reflected in our legal accruals as of December 31, 2023.

15. MORTGAGE HEDGING ACTIVITIES

The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	December 31, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$1,489	$219,129	$2,386	$375,030
MBSs	(5,055)	285,000	1,090	504,000
Total	$(3,566)		$3,476

(1)
The notional amounts in the table above includes mandatory and best effort mortgages, that have been locked and approved.

Total commitments to originate loans approximated $242.6 million and $419.6 million at December 31, 2023 and 2022, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above include mandatory and best effort loans that have been locked and approved by underwriting.

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 9 |	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9 | CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A | CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of December 31, 2023, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our reports filed or submitted with the SEC.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2023. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 9A | CONTROLS AND PROCEDURES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona

February 21, 2024

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 9B | OTHER INFORMATION

ITEM 9B | OTHER INFORMATION

On December 15, 2023, Sheryl D. Palmer, our Chairman of the Board of Directors, President and Chief Executive Officer, entered into a Rule 10b5-1 trading agreement intended to satisfy the affirmative defense of Rule 10b5‑1(c) of the Securities Exchange Act of 1934. Such agreement provides for an aggregate sale of up to 200,000 shares of common stock between March 15, 2024 and October 18, 2024.

During the three months ended December 31, 2023, none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C | DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

TAYLOR MORRISON HOME CORPORATION 10-K

Part III

	100	ITEM 10.	Directors, Executive Officers and Corporate Governance

	100	ITEM 11.	Executive Compensation

	100	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	101	ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

	101	ITEM 14.	Principal Accountant Fees and Services

ITEM 10 | DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 10 | DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be set forth in our 2024 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Audit Committee Report.”

ITEM 11 | EXECUTIVE COMPENSATION

The information required by Items 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 4.07 of of Regulation S-K will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement is incorporated herein by this reference.

ITEM 12 | SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 26, 2022, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2023.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)		Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights (B)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)
Equity compensation plans approved by security holders(1)	3,745,481	(2)	$26.84	(3)	5,116,214	(4)
Equity compensation plans not approved by security holders	—		—		—

(1)
The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.
(2)
Column (a) includes 1,491,339 shares of our common stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs” or "restricted stock") and outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs, such equity awards are not included in the weighted-average exercise price calculation in column (b).
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
(4)
A total of 15,161,459 shares of our common stock have been authorized for issuance pursuant to the terms of the Equity Plan.

The information required by Item 403 of Regulation S-K will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the Proxy Statement is incorporated herein by this reference.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 12 |	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 | CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the Proxy Statement is incorporated herein by this reference.

ITEM 14 | PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information required by Item 9(e) of Schedule 14A will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the Proxy Statement is incorporated herein by this reference.

TAYLOR MORRISON HOME CORPORATION 10-K

Part IV

	103	Item 15.	Exhibits and Financial Statement Schedules

	106	Item 16.	Form 10-K Summary

ITEM 15 | EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15 | EXHIBITS AND FINANCIAL

STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION
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

2.3

Agreement and Plan of Merger, dated November 5, 2019, by and among Taylor Morrison, Merger Sub and William Lyon Homes (included as Exhibit 2.1 to Taylor Morrison Home Corporation’s Registration Statement on Form S-4 (File No. 333-235410), filed on December 6, 2019, and incorporated herein by reference).

3.1

Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 30, 2019, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 7, 2023, and incorporated herein by reference).
4.1

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

4.2

Indenture, dated as of August 1, 2019, relating to Taylor Morrison Communities, Inc.’s 5.75% Senior Notes due 2028, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed October 30, 2019, and incorporated herein by reference).

4.3

First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of June 5, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference).

4.4

First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of August 1, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.7 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed February 11, 2020, and incorporated herein by reference).

4.5

Indenture, dated as of July 22, 2020, relating to Taylor Morrison Communities, Inc.’s 5.125% Senior Notes Due 2030, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 2, 2020, and incorporated herein by reference).

4.6

Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Registration Statement on Form 8-A12B/A, filed on June 10, 2019, and incorporated herein by reference).

4.7

Description of Registrant’s Securities (included as Exhibit 4.20 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 19, 2020, and incorporated herein by reference).

10.1

Reorganization Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 15 | EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION
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

10.8†

Amended and Restated Employment Agreement, dated July 24, 2023, between Taylor Morrison, Inc. and Curt VanHyfte (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on October 25, 2023, and incorporated herein by reference).

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

10.10†

Amended and Restated Employment Agreement, dated April 25, 2023, between Taylor Morrison, Inc. and Louis Steffens (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on July 26, 2023, and incorporated herein by reference).

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

10.12.1†

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

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 15 | EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION
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

10.16.1†

Form of Omnibus Amendment to Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreements under the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on July 26, 2023, and incorporated herein by reference).

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

10.19

Additional Facilities Assumption Agreement, dated as of September 9, 2022, by and among Taylor Morrison Communities, Inc., Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the subsidiaries of Taylor Morrison Communities, Inc., party thereto as guarantors, the lenders party thereto, the issuing banks party thereto and Citibank, N.A., as issuing bank and administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on September 13, 2022, and incorporated herein by reference).

21.1*	Subsidiaries of Taylor Morrison Home Corporation.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
97.1*	Taylor Morrison Home Corporation Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (and contained in Exhibit 101).

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 15 | EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

ITEM 16 | FORM 10-K SUMMARY

None.

TAYLOR MORRISON HOME CORPORATION 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: February 21, 2024
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

SIGNATURE	TITLE	DATE
/s/ William H. Lyon
William H. Lyon	Director	February 21, 2024
/s/ Peter Lane
Peter Lane	Director	February 21, 2024
/s/ David Merritt
David Merritt	Director	February 21, 2024
/s/ Anne L. Mariucci
Anne L. Mariucci	Director	February 21, 2024
/s/ Andrea Owen
Andrea Owen	Director	February 21, 2024
/s/ Denise Warren
Denise Warren	Director	February 21, 2024
/s/ Christopher Yip
Christopher Yip	Director	February 21, 2024

TAYLOR MORRISON HOME CORPORATION 10-K