Form 10-Q
period 2024-03-31
Taylor Morrison Home Corp
filed 2024-04-30
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File Number: 001-35873
_______________________________________________________________
TAYLOR MORRISON HOME CORPORATION
(Exact name of registrant as specified in its Charter)
_______________________________________________________________

Delaware	83-2026677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 N. Scottsdale Road, Suite 2000	85251
Scottsdale, Arizona
(Address of principal executive offices)	(Zip Code)
(480) 840-8100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Common stock, $0.00001 par value	105,764,423

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023
	3		Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023
	5		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023
	6		Notes to the Unaudited Condensed Consolidated Financial Statements
	20	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	30	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	31	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	32	ITEM 1.	Legal Proceedings
	32	ITEM 1A.	Risk Factors
	33	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	33	ITEM 3.	Defaults Upon Senior Securities
	33	ITEM 4.	Mine Safety Disclosures
	33	ITEM 5.	Other Information
	35	ITEM 6.	Exhibits

	36	SIGNATURES
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$554,287	$798,568
Restricted cash	3,105	8,531
Total cash	557,392	807,099
Real estate inventory:
Owned inventory	5,841,924	5,473,828
Consolidated real estate not owned	143,429	71,618
Total real estate inventory	5,985,353	5,545,446
Land deposits	199,043	203,217
Mortgage loans held for sale	216,633	193,344
Lease right of use assets	72,900	75,203
Prepaid expenses and other assets, net	287,507	290,925
Other receivables, net	189,771	184,518
Investments in unconsolidated entities	369,982	346,192
Deferred tax assets, net	67,825	67,825
Property and equipment, net	300,740	295,121
Goodwill	663,197	663,197
Total assets	$8,910,343	$8,672,087
Liabilities
Accounts payable	$276,093	$263,481
Accrued expenses and other liabilities	459,095	549,074
Lease liabilities	81,138	84,999
Income taxes payable	45,848	—
Customer deposits	357,657	326,087
Estimated development liabilities	27,416	27,440
Senior notes, net	1,469,135	1,468,695
Loans payable and other borrowings	441,190	394,943
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	183,174	153,464
Liabilities attributable to consolidated real estate not owned	143,429	71,618
Total liabilities	$3,484,175	$3,339,801
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	5,426,168	5,332,286
Total liabilities and stockholders’ equity	$8,910,343	$8,672,087
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2024	2023
Home closings revenue, net	$1,636,255	$1,612,595
Land closings revenue	7,225	4,520
Financial services revenue	46,959	35,149
Amenity and other revenue	9,313	9,593
Total revenue	1,699,752	1,661,857
Cost of home closings	1,243,209	1,227,513
Cost of land closings	5,202	4,345
Financial services expenses	25,143	22,148
Amenity and other expenses	9,353	8,285
Total cost of revenue	1,282,907	1,262,291
Gross margin	416,845	399,566
Sales, commissions and other marketing costs	102,600	92,760
General and administrative expenses	67,564	66,261
Net income from unconsolidated entities	(2,751)	(1,929)
Interest income, net	(43)	(1,111)
Other expense/(income), net	595	(4,834)
Income before income taxes	248,880	248,419
Income tax provision	57,719	57,191
Net income before allocation to non-controlling interests	191,161	191,228
Net income attributable to non-controlling interests	(891)	(177)
Net income	$190,270	$191,051
Earnings per common share:
Basic	$1.79	$1.76
Diluted	$1.75	$1.74
Weighted average number of shares of common stock:
Basic	106,457	108,429
Diluted	108,564	110,053
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)
For the three months ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance – December 31, 2023	106,917,636	$1	$3,068,597	54,211,879	$(1,265,097)	$3,510,544	$896	$17,345	$5,332,286
Net income	—	—	—	—	—	190,270	—	891	191,161
Exercise of stock options and issuance of restricted stock units, net(1)	633,766	—	(10,856)	—	—	—	—	—	(10,856)
Repurchase of common stock	(1,491,485)	—	—	1,491,485	(91,649)	—	—	—	(91,649)
Stock compensation expense	—	—	5,483	—	—	—	—	—	5,483
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(257)	(257)
Balance – March 31, 2024	106,059,917	$1	$3,063,224	55,703,364	$(1,356,746)	$3,700,814	$896	$17,979	$5,426,168
(1) Dollar amount includes $4.0 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
For the three months ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance – December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	4,646,859
Net income	—	—	—	—	—	191,051	—	177	191,228
Exercise of stock options and issuance of restricted stock units, net(1)	1,148,175	—	4,493	—	—	—	—	—	4,493
Repurchase of common stock	(109,325)	—	—	109,325	(3,568)	—	—	—	(3,568)
Stock compensation expense	—	—	7,533	—	—	—	—	—	7,533
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1	1
Balance – March 31, 2023	109,034,112	$1	$3,037,515	51,506,248	$(1,140,706)	$2,932,666	$359	$16,711	$4,846,546
(1) Dollar amount includes $13.5 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$191,161	$191,228
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net income from unconsolidated entities	(2,751)	(1,929)
Stock compensation expense	5,483	7,533
Distributions of earnings from unconsolidated entities	2,897	847
Depreciation and amortization	10,250	7,087
Operating lease expense	5,903	7,144
Debt issuance costs amortization	741	868
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(363,923)	51,596
Mortgage loans held for sale, prepaid expenses and other assets	(35,783)	190,202
Customer deposits	31,570	1,993
Accounts payable, accrued expenses and other liabilities	(22,133)	(112,097)
Income taxes payable	45,848	2,977
Net cash (used in)/provided by operating activities	$(130,737)	$347,449
Cash Flows from Investing Activities:
Purchase of property and equipment	(9,111)	(13,807)
Distributions of capital from unconsolidated entities	—	350
Investments of capital into unconsolidated entities	(23,936)	(11,123)
Net cash used in investing activities	$(33,047)	$(24,580)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	—	2,425
Repayments on loans payable and other borrowings	(11,544)	(7,377)
Borrowings on mortgage warehouse facilities	713,090	634,404
Repayments on mortgage warehouse facilities	(683,380)	(794,142)
Changes in stock option exercises and issuance of restricted stock units, net	(10,856)	4,493
Payment of principal portion of finance lease	(1,327)	(1,305)
Repurchase of common stock, net	(91,649)	(3,568)
Cash and distributions to non-controlling interests of consolidated joint ventures	(257)	—
Net cash used in financing activities	$(85,923)	$(165,070)
Net Decrease/Increase in Cash and Cash Equivalents and Restricted Cash	$(249,707)	$157,799
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	807,099	726,635
Cash, Cash Equivalents, and Restricted Cash — End of period	$557,392	$884,434
Supplemental Cash Flow Information
Income tax refunds	$120	$1,943
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$100,453	$39,865
Change in inventory not owned	$71,811	$(21,676)
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.
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
Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited Condensed consolidated financial statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of goodwill, valuation of estimated development liabilities, valuation of equity awards, valuation allowance on deferred tax assets, and reserves for warranty and self-insured risks. Actual results could differ from those estimates.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to Cost of home closings when the related inventory is charged to Cost of home closings.
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2024 and 2023, no impairment charges were recorded.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2024 and December 31, 2023, we had no long-term strategic assets.
Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once it meets all criteria in accordance with ASC 360 Property, Plant and Equipment. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. For the three months ended March 31, 2024 and 2023, we had no material fair value adjustments for land held for sale.
Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the immediate use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest income, net on the Condensed consolidated statements of operations. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-significant and non-refundable cash deposit. We are not legally obligated to purchase the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the unaudited Condensed consolidated balance sheets.
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
Unconsolidated Joint Ventures — We use the equity method of accounting for entities which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
determined that the partners have substantive participating rights that preclude the presumption of control. Our share of net earnings or losses is included in Net income from unconsolidated entities on the unaudited Condensed consolidated statements of operations when earned and distributions are credited against our Investments in unconsolidated entities on the unaudited Condensed consolidated balance sheets when received.
We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships among the entity's partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no impairment charges related to the investments in unconsolidated entities for the three months ended March 31, 2024 and 2023.
Treasury Stock — We account for treasury stock, including the shares repurchased as part of our Accelerated Share Repurchase program ("ASR"), in accordance with ASC Topic 505-30, Equity—Treasury Stock. Repurchased shares are reflected as a reduction in stockholders' equity. Refer to Note 10 - Stockholders' Equity for additional discussion regarding the ASR.
Revenue Recognition — Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard's core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.
Home and land closings revenue
Under Topic 606, the following steps are applied to determine home closings revenue and land closings revenue recognition: (1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. Our home sales transactions, have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land closings revenue:
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
Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. Generally, loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
the balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the statements of operations in the period in which they occur.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires all public entities to report segment information in accordance with Topic 280. The guidance will be effective for the annual reporting period ending December 31, 2024 but entities may early adopt. We are currently evaluating the effect of adopting the new guidance on our consolidated financial statements and related disclosures.
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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$190,270	$191,051
Denominator:
Weighted average shares – basic	106,457	108,429
Restricted stock units	1,112	913
Stock Options	995	711
Weighted average shares – diluted	108,564	110,053
Earnings per common share – basic:
Net income	$1.79	$1.76
Earnings per common share – diluted:
Net income	$1.75	$1.74
The above calculations of weighted average shares exclude 138,521 and 664,145 of anti-dilutive stock options and unvested performance and non-performance restricted stock units ("RSUs") for the three months ended March 31, 2024 and 2023, respectively.
In addition, 155,757 shares relating to our ASR (refer to Note 10 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the three months ended March 31, 2024. There were no ASR transactions in 2023.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of
(Dollars in thousands)	March 31, 2024	December 31, 2023
Real estate developed and under development	$4,076,312	$3,855,534
Real estate held for development or held for sale (1)	46,312	29,317
Total land inventory	4,122,624	3,884,851
Operating communities (2)	1,542,078	1,414,528
Capitalized interest	177,222	174,449
Total owned inventory	5,841,924	5,473,828
Consolidated real estate not owned	143,429	71,618
Total real estate inventory	$5,985,353	$5,545,446
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
A summary of owned and controlled lots is as follows:

	As of
(Dollars in thousands)	March 31, 2024	December 31, 2023
Owned lots:
Undeveloped	13,321	13,418
Under development	9,708	8,848
Finished	12,177	11,811
Total owned lots	35,206	34,077
Controlled lots:
Land option purchase contracts	8,145	8,621
Land banking arrangements	5,995	5,818
Other controlled lots(1)	24,836	23,846
Total controlled lots	38,976	38,285
Total owned and controlled lots	74,182	72,362
Homes in inventory	8,578	7,867
(1) Other controlled lots include single transaction take-downs and lots from our portion of unconsolidated JVs.

Lots which have started vertical construction have been excluded from total owned lots. Controlled lots represent lots in which we have a contractual right, generally through an option contract or land banking arrangement as well as paid a land deposit to a seller for an underlying real estate asset. Homes in inventory include any lots with vertical construction.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest capitalized - beginning of period	$174,449	$190,123
Interest incurred and capitalized(1)	26,398	34,133
Interest amortized to cost of home closings	(23,625)	(27,649)
Interest capitalized - end of period	$177,222	$196,607
(1) Excludes Interest income, net on the unaudited Condensed consolidated statements of operations as such amounts are not capitalizable.
5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Assets:
Real estate inventory	$1,011,378	$952,223
Other assets	242,828	182,517
Total assets	$1,254,206	$1,134,740
Liabilities and owners’ equity:
Debt	$369,954	$317,224
Other liabilities	63,622	50,739
Total liabilities	$433,576	$367,963
Owners’ equity:
TMHC	$369,982	$346,192
Others	450,648	420,585
Total owners’ equity	$820,630	$766,777
Total liabilities and owners’ equity	$1,254,206	$1,134,740

	Three Months Ended March 31,
	2024	2023
Revenues	$73,767	$19,536
Costs and expenses	(66,643)	(14,699)
Net income from unconsolidated entities	$7,124	$4,837
TMHC’s share in net income of unconsolidated entities	$2,751	$1,929
Distributions to TMHC from unconsolidated entities	$2,897	$1,197
Consolidated Entities
As of March 31, 2024, assets of the consolidated joint ventures totaled $266.8 million, of which $35.9 million was cash and cash equivalents, $66.7 million was owned real estate inventory, and $120.8 million was property and equipment, net (primarily related to Urban Form). The majority of the property and equipment, net balance is held for investment as of March 31, 2024. As of December 31, 2023, the assets of the consolidated joint ventures totaled $265.2 million, of which $29.8 million was cash and cash equivalents, $70.2 million was owned real estate inventory, and $121.3 million was property and equipment, net. The liabilities of the consolidated joint ventures totaled $124.1 million and $133.8 million as of
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
March 31, 2024 and December 31, 2023, respectively, and were primarily comprised of loans payable and other borrowings, accounts payable and accrued expenses and other liabilities.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Real estate development costs to complete	$45,723	$46,114
Compensation and employee benefits	77,393	149,095
Self-insurance and warranty reserves	186,948	184,448
Interest payable	26,039	31,042
Property and sales taxes payable	29,442	30,887
Other accruals	93,550	107,488
Total accrued expenses and other liabilities	$459,095	$549,074

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Reserve - beginning of period	$184,448	$161,675
Additions to reserves	20,666	14,447
Cost of claims incurred	(21,193)	(20,508)
Changes in estimates to pre-existing reserves	3,027	2,608
Reserve - end of period	$186,948	$158,222
Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
7. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2024			December 31, 2023
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	500,000	(2,476)	497,524	500,000	(2,672)	497,328
6.625% Senior Notes due 2027	27,070	950	28,020	27,070	1,022	28,092
5.75% Senior Notes due 2028	450,000	(2,394)	447,606	450,000	(2,551)	447,449
5.125% Senior Notes due 2030	500,000	(4,015)	495,985	500,000	(4,174)	495,826
Senior Notes subtotal	$1,477,070	$(7,935)	$1,469,135	$1,477,070	$(8,375)	$1,468,695
Loans payable and other borrowings	441,190	—	441,190	394,943	—	394,943
$1 Billion Revolving Credit Facility(1)(2)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(1)(2)	—	—	—	—	—	—
Mortgage warehouse borrowings	183,174	—	183,174	153,464	—	153,464
Total debt	$2,101,434	$(7,935)	$2,093,499	$2,025,477	$(8,375)	$2,017,102
(1) Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the Condensed consolidated balance sheets.
(2) The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”.

Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2023. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated Financial Statements in our Annual Report. As of March 31, 2024, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility
Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, we had $2.7 million and $2.9 million, respectively, of unamortized debt issuance costs relating to our $1 Billion Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, we had $59.9 million and $61.2 million, respectively, of utilized letters of credit, resulting in $940.1 million and $938.8 million, respectively, of availability under the $1 Billion Revolving Credit Facility.
As of March 31, 2024, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of March 31, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate(2)	Expiration Date	Collateral (1)
Warehouse A	$—	$60,000	Term SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse C	59,603	100,000	Term SOFR + 1.50%	on Demand	Mortgage Loans
Warehouse D	60,511	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage Loans
Warehouse E	63,060	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$183,174	$360,000

	As of December 31, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate(2)	Expiration Date	Collateral (1)
Warehouse A	$13,477	$60,000	Term SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse C	25,567	100,000	Term SOFR + 1.65%	on Demand	Mortgage Loans
Warehouse D	56,745	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage Loans
Warehouse E	57,675	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$153,464	$360,000
(1) The mortgage warehouse borrowings outstanding as of March 31, 2024 and December 31, 2023 were collateralized by $216.6 million and $193.3 million, respectively, of mortgage loans held for sale.
(2) Secured Overnight Financing Rate ("SOFR")

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2024 and December 31, 2023 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 10% and 0% to 9% at March 31, 2024 and December 31, 2023, respectively. We impute interest for loans with no stated interest rates.
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
The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. Derivative assets and liabilities include interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our senior notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2024, when compared to December 31, 2023.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
The carrying value and fair value of our financial instruments are as follows:

		March 31, 2024		December 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$216,633	$216,633	$193,344	$193,344
IRLCs	3	(795)	(795)	1,489	1,489
MBSs	2	(2,039)	(2,039)	(5,055)	(5,055)
Mortgage warehouse borrowings	2	183,174	183,174	153,464	153,464
Loans payable and other borrowings	2	441,190	441,190	394,943	394,943
5.875% Senior Notes due 2027 (1)	2	497,524	498,790	497,328	502,500
6.625% Senior Notes due 2027 (1)	2	28,020	26,393	28,092	26,529
5.75% Senior Notes due 2028 (1)	2	447,606	446,103	447,449	451,571
5.125% Senior Notes due 2030 (1)	2	495,985	475,805	495,826	483,690
(1) Carrying value for senior notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the senior notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair value of our inventories at March 31, 2024 and December 31, 2023 was not determined as there were no events or circumstances that indicated their carrying value was not recoverable.

9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 was 23.2%, compared to 23.0% for the same period in 2023. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to state income taxes, excess tax benefits related to stock-based compensation, and credits related to homebuilding activities.
There were no unrecognized tax benefits as of March 31, 2024 or December 31, 2023.
10. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.
Stock Repurchase Program
On December 15, 2023 the Board of Directors authorized a renewal of the Company's then-existing stock repurchase program which permits the repurchase up to $500 million of the Company’s common stock through December 31, 2025. Repurchases under the program may occur from time to time through open market purchases, privately negotiated transactions or other transactions.

On March 5, 2024, using the availability under our stock repurchase program, we entered into an ASR agreement and paid $50.0 million to receive an initial delivery of 705,343 shares of our common stock in accordance with the ASR agreement with a third-party financial institution. The final settlement of the ASR is expected to occur no later than the third quarter of 2024, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number of shares to be delivered. We accounted for the ASR as a common stock repurchase and a forward contract indexed to our own common stock. We determined that the equity classification criteria was met for the forward contract; therefore, it was not accounted for as a derivative instrument.
The following table summarizes share repurchase activity for the periods presented:
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Amount available for repurchase — beginning of period	$494,489	$279,138
Amount repurchased(1)	(91,649)	(3,568)
Amount available for repurchase — end of period	$402,840	$275,570
(1) This amount includes $50.0 million of accelerated share repurchase.
We repurchased a total of 1,491,485 and 109,325 shares during the three months ended March 31, 2024 and 2023.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a one percent excise tax on the net repurchase of company stock. This act was effective as of January 1, 2023 and did not have a material impact on our financial statements for the three months ended March 31, 2024. We will continue to assess the impact it may have on our financial results.
11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of March 31, 2024, we had an aggregate of 4,898,061 shares of Common Stock available for future grants under the Plan.
The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of March 31, 2024:

	RSUs and PRSUs		Stock Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price Per Share
Balance at March 31, 2024	1,337,595	$37.72	2,236,404	$28.44
The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock units (1)	$4,772	$6,675
Stock options	711	858
Total stock compensation	$5,483	$7,533
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At March 31, 2024 and December 31, 2023, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $45.2 million and $26.5 million, respectively.
12. OPERATING AND REPORTING SEGMENTS
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
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
Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows (in thousands):

	Three Months Ended March 31, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$547,311	$478,490	$622,829	$46,959	$4,163	$1,699,752
Gross margin	145,888	124,231	123,664	21,816	1,246	416,845
Selling(2), general and administrative expenses	(46,201)	(39,393)	(44,748)	—	(39,822)	(170,164)
Net (loss)/income from unconsolidated entities	—	(41)	(26)	2,897	(79)	2,751
Interest and other (expense)/income, net(3)	(827)	(2,415)	(3,518)	730	5,478	(552)
Income/(loss) before income taxes	$98,860	$82,382	$75,372	$25,443	$(33,177)	$248,880
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions, and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	Three Months Ended March 31, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$610,813	$465,011	$547,906	$35,149	$2,978	$1,661,857
Gross margin	165,707	111,313	108,627	13,001	918	399,566
Selling(2), general and administrative expenses	(43,047)	(36,956)	(40,484)	—	(38,534)	(159,021)
Net (loss)/income from unconsolidated entities	—	(82)	(235)	2,275	(29)	1,929
Interest and other (expense)/income, net(3)	(1,212)	(1,341)	3,779	—	4,719	5,945
Income/(loss) before income taxes	$121,448	$72,934	$71,687	$15,276	$(32,926)	$248,419
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions, and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	As of March 31, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,172,523	$1,205,995	$2,805,878	$—	$—	$6,184,396
Investments in unconsolidated entities	63,628	132,007	98,491	5,483	70,373	369,982
Other assets	164,058	221,082	596,523	320,556	1,053,746	2,355,965
Total assets	$2,400,209	$1,559,084	$3,500,892	$326,039	$1,124,119	$8,910,343
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
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.3 billion as of March 31, 2024 and December 31, 2023. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2024 will be drawn upon.
Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for land under these contracts was $1.5 billion at March 31, 2024 and December 31, 2023.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At March 31, 2024 and December 31, 2023, our legal accruals were $23.2 million and $26.2 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
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
Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, pre-judgment interest and post-judgment interest. We expect to incur additional costs with respect to the plaintiff’s legal fees and costs; however, such amount cannot be reasonably estimated. Plaintiffs have also asserted claims for additional pre-judgment interest, for which we believe we have substantial defenses. Hearings on the plaintiff's pre-judgment interest and legal fees have been scheduled for the third quarter of 2024.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar claims. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. On February 25, 2022, the court stayed the action pending the resolution of the Solivita litigation. Following the resolution of the Solivita appeal, the court held a case management conference wherein the court scheduled a class certification hearing for the fourth quarter of 2024, but no class has been certified to date. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of March 31, 2024.
Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $81.1 million and $85.0 million as of March 31, 2024 and December 31, 2023, respectively. We recorded lease expense of approximately $5.9 million for the three months ended March 31, 2024, and $7.1 million for the three months ended March 31, 2023, within General and administrative expenses on our unaudited Condensed consolidated statements of operations.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instrument assets (liabilities) as of the periods presented:

	As of
	March 31, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(795)	$271,291	$1,489	$219,129
MBSs	(2,039)	481,000	(5,055)	285,000
Total	$(2,834)		$(3,566)
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $291.8 million and $242.6 million as of March 31, 2024 and December 31, 2023, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.
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
Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.
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
As of March 31, 2024, we employed approximately 2,900 full-time equivalent persons. Of these, approximately 2,500 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.
Recent Developments

On April 29, 2024, using cash on hand, we acquired the assets of Pyatt Builders, a privately-held Indianapolis based homebuilder, including access to approximately 1,500 homebuilding lots. The entrance into Indianapolis further diversifies
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
our geographic footprint and will be incorporated into our Central region. The fair value of the assets acquired will be determined during the quarter ended June 30, 2024 and reflected in our balance sheet at that time.
First Quarter 2024 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):
•Net sales orders increased 29% to 3,686, driven by a monthly absorption pace of 3.7 per community versus 2.9 a year ago
•Home closings revenue of $1.6 billion, driven by 2,731 home closings at an average price of $599,000
•Home closings gross margin of 24.0%
•74,182 homebuilding lots owned and controlled, representing 6.5 years of total supply, of which 3.1 years was owned
•Repurchased 1.5 million common shares for $92 million
•Homebuilding debt to capitalization of 26.1% on a gross basis and 20.1% net of $554 million of unrestricted cash
•Total liquidity of $1.6 billion
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Statements of Operations Data:
Home closings revenue, net	$1,636,255	$1,612,595
Land closings revenue	7,225	4,520
Financial services revenue	46,959	35,149
Amenity and other revenue	9,313	9,593
Total revenue	1,699,752	1,661,857
Cost of home closings	1,243,209	1,227,513
Cost of land closings	5,202	4,345
Financial services expenses	25,143	22,148
Amenity and other expenses	9,353	8,285
Total cost of revenue	1,282,907	1,262,291
Gross margin	416,845	399,566
Sales, commissions and other marketing costs	102,600	92,760
General and administrative expenses	67,564	66,261
Net income from unconsolidated entities	(2,751)	(1,929)
Interest income, net	(43)	(1,111)
Other expense/(income), net	595	(4,834)
Income before income taxes	248,880	248,419
Income tax provision	57,719	57,191
Net income before allocation to non-controlling interests	191,161	191,228
Net income attributable to non-controlling interests	(891)	(177)
Net income	$190,270	$191,051
Home closings gross margin	24.0%	23.9%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.3%	5.8%
General and administrative expenses as a percentage of home closings revenue, net	4.1%	4.1%
Non-GAAP Measures
In addition to the results reported in accordance with GAAP, we generally provide our investors with supplemental information relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin; (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect net income/(loss), excluding to the extent applicable in a given period, the impact of inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gain/loss on land transfers to joint ventures and extinguishment of debt, net, and legal settlements the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items.

EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), and non-cash compensation expense, if any, inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, gain/loss on land transfers to joint ventures, extinguishment of debt, net, and legal settlements that the Company deems not to be in the ordinary course of business, in each case, as applicable in a given period.

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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income before allocation to non-controlling interests	$191,161	$191,228
Interest income, net	(43)	(1,111)
Amortization of capitalized interest	23,625	27,649
Income tax provision	57,719	57,191
Depreciation and amortization	3,138	1,790
EBITDA	$275,600	$276,747
Non-cash compensation expense	5,483	7,533
Adjusted EBITDA	$281,083	$284,280
Total revenue	$1,699,752	$1,661,857
Net income before allocation to non-controlling interests as a percentage of total revenue	11.2%	11.5%
EBITDA as a percentage of total revenue	16.2%	16.7%
Adjusted EBITDA as a percentage of total revenue	16.5%	17.1%
Net Homebuilding Debt to Capitalization Ratio Reconciliation

	As of
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Total debt	$2,093,499	$2,017,102	$2,301,878
Plus: unamortized debt issuance cost, net	7,935	8,375	10,193
Less: mortgage warehouse borrowings	(183,174)	(153,464)	(146,334)
Total homebuilding debt	$1,918,260	$1,872,013	$2,165,737
Total stockholders' equity	5,426,168	5,332,286	4,846,546
Total capitalization	$7,344,428	$7,204,299	$7,012,283
Total homebuilding debt to capitalization ratio	26.1%	26.0%	30.9%
Total homebuilding debt	1,918,260	1,872,013	2,165,737
Less: cash and cash equivalents	(554,287)	(798,568)	(877,717)
Net homebuilding debt	$1,363,973	$1,073,445	$1,288,020
Total stockholders' equity	$5,426,168	$5,332,286	$4,846,546
Total capitalization	$6,790,141	$6,405,731	$6,134,566
Net homebuilding debt to capitalization ratio	20.1%	16.8%	21.0%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Ending Active Selling Communities

	As of March 31,		Change
	2024	2023
East	113	106	6.6%
Central	93	98	(5.1)%
West	125	120	4.2%
Total	331	324	2.2%
The total ending active selling communities increased by seven outlets at March 31, 2024 when compared to March 31, 2023. The increase is primarily due to the timing of community openings, which were partially offset by community close-outs.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	1,295	1,079	20.0%	$776,861	$644,519	20.5%	$600	$597	0.5%
Central	904	674	34.1%	478,419	384,830	24.3%	529	571	(7.4)%
West	1,487	1,101	35.1%	984,483	756,344	30.2%	662	687	(3.6%)
Total	3,686	2,854	29.2%	$2,239,763	$1,785,693	25.4%	$608	$626	(2.9%)
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders and sales value increased 29.2% and 25.4% for the three months ended March 31, 2024, compared to the same period in the prior year, respectively. The increases were primarily the result of strong sales in certain, larger communities and fewer cancellations across all segments which we believe is as a result of improved buyer confidence, coupled with stabilizing interest rates. We continue to offer our buyers various incentives, discounts, and financing programs which further contributed to the increase in net sales orders. Average selling prices decreased by 2.9% for three months ended March 31, 2024, compared to the same period in the prior year as a result of an increase in our pricing incentives in certain markets.
Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2024	2023
East	5.8%	9.3%
Central	8.6%	18.0%
West	7.1%	15.8%
Total Company	7.0%	14.0%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate decreased for the three months ended March 31, 2024, compared to the same period in the prior year. We believe the decrease in cancellations is due to improved buyer confidence as a result of stabilizing macro economic factors such as mortgage interest rates and inflation.
Sales Order Backlog

	Three Months Ended March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	2,433	2,658	(8.5)%	$1,715,398	$1,775,970	(3.4)%	$705	$668	5.5%
Central	1,371	1,660	(17.4)%	870,550	1,132,928	(23.2)%	635	682	(6.9)%
West	2,440	1,949	25.2%	1,662,190	1,328,187	25.1%	681	681	—%
Total	6,244	6,267	(0.4)%	$4,248,138	$4,237,085	0.3%	680	676	0.6%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
Total sold homes in backlog remained relatively flat at March 31, 2024 compared to March 31, 2023. The decrease in units in the East is primarily due to unique bulk sale transactions to investors during the first quarter of the prior year that were in backlog at March 31, 2023. The decrease in backlog units in the Central region is primarily a result of faster cycle times and an increase in the number of homes closed in the three months ended March 31, 2024, compared to the same period in the prior year. The increase in backlog units in the West is due to an improvement in the cancellation rate and more active selling communities, partially offset by an increase in the number of homes closed in the three months ended March 31, 2024, compared to the same period in the prior year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net				Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024		2023	Change	2024	2023	Change
East	933	1,004	(7.1)%	$541,730	C	$601,611	(10.0)%	$581	$599	(3.0%)
Central	832	731	13.8%	472,032		463,394	1.9%	567	634	(10.6)%
West	966	806	19.9%	622,493		547,590	13.7%	644	679	(5.2)%
Total	2,731	2,541	7.5%	$1,636,255		$1,612,595	1.5%	599	635	(5.7)%

Home closings revenue, net increased by 1.5% as a result of a 7.5% increase in the number of homes closed, partially offset by a 5.7% decrease in average selling price for the three months ended March 31, 2024, compared to the same period in the prior year. The increase in the number of homes closed is primarily due to improved cycle times across various markets. In addition, the number of quick-move-in homes which sold and closed within the same quarter was higher in the first quarter of the current year compared to the same period in the prior year. The decrease in average selling price is as a result of home closings mix in addition to higher incentives for the three months ended March 31, 2024, compared to the same period in the prior year.
Land Closings Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
East	$767	$2,903	$(2,136)
Central	6,458	1,617	4,841
West	—	—	—
Total	$7,225	$4,520	$2,705

We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. Land closings revenue for the three months ended March 31, 2024 and 2023 was mainly due to lot sales in our Texas markets within our Central region. The prior year also included lots sales in certain Florida markets within our East region.

Home Closings Gross Margin

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Home closings revenue, net	$541,730	$601,611	$472,032	$463,394	$622,493	$547,590	$1,636,255	$1,612,595
Cost of home closings	395,328	436,446	349,161	352,229	498,720	438,838	1,243,209	1,227,513
Home closings gross margin	$146,402	$165,165	$122,871	$111,165	$123,773	$108,752	$393,046	$385,082
Home closings gross margin %	27.0%	27.5%	26.0%	24.0%	19.9%	19.9%	24.0%	23.9%

Consolidated home closings gross margin increased 10 basis points to 24.0% for the three months ended March 31, 2024, compared to 23.9% in the comparable prior year period. The East region decreased by 50 basis points as a result of closing product mix and an increase in the amount of pricing incentives. The 200 basis point increase in the Central region is primarily due to closing product mix which included more closings in certain larger communities with higher gross margins. The West region remained flat due to mix of more homes closed in communities with lower home closings gross margin in the current year compared to the prior year which was offset by lower pricing incentives.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Mortgage services revenue	$37,272	$25,603	45.6%
Title services and other revenues	9,687	9,546	1.5%
Total financial services revenue	46,959	35,149	33.6%
Financial services net income from unconsolidated entities	2,897	2,275	27.3%
Total revenue	49,856	37,424	33.2%
Financial services expenses	25,143	22,148	13.5%
Financial services income before income taxes	$24,713	$15,276	61.8%
Total originations:
Number of Loans	1,896	1,531	23.8%
Principal	$876,572	$718,279	22.0%

	Three Months Ended March 31,
	2024	2023
Supplemental data:
Average FICO score	751	756
Funded origination breakdown:
Government (FHA,VA,USDA)	21.9%	15.5%
Other agency	75.3%	79.8%
Total agency	97.2%	95.3%
Non-agency	2.8%	4.7%
Total funded originations	100.0%	100.0%
Total financial services revenue increased by 33.6% for the three months ended March 31, 2024 compared to the same period in the prior year. The increase in total financial services revenue was a result of an increase in mortgage originations and the revenue earned on the sale of loans.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 6.3% from 5.8% for the three months ended March 31, 2024 compared to the same period in the prior year. The increase was primarily due to an increase in external commissions costs and advertising costs in an effort to maintain sales traffic.
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, remained flat for the three months ended March 31, 2024 compared to the same period in the prior year as a result of our continuous efforts to maintain stable operating costs.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $2.8 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. Our joint ventures relating to our financial services segment experienced an increase in income for the three months ended March 31, 2024 compared to the same period in the prior year.
Interest Income, Net
Interest income, net was $43.0 thousand and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Interest income, net includes interest earned on cash balances offset by interest incurred but not capitalized on our debt relating to land banking arrangements. The decrease in interest income, net was primarily due to an increase in the amount of non-capitalizable interest expense relating to such land banking arrangements.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Expense/(Income), Net
Other expense/(income), net was $0.6 million of expense for the three months ended March 31, 2024 and $4.8 million of income for the three months ended March 31, 2023. The other expense, net in the current period was primarily related to the write off of pre-acquisition costs. The other income, net in the prior year period primarily related to a recovery on a previously written-off deposit as well as other income earned from non-core operations.
Income Tax Provision
The effective tax rate for the three months ended March 31, 2024 was 23.2%, compared to 23.0% for the same period in 2023. For the three months ended March 31, 2024, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, excess tax benefits related to state income taxes, excess tax benefits related to stock-based compensation, and credits related to homebuilding activities.

Our income tax rate for the first quarter of 2024 was slightly greater than the same period last year, primarily due to a reduction of non-controlling interest and homebuilding credits offset by favorable excess tax benefits from share-based compensation.

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
Substantially all of our cash currently on deposit with major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties, which consist of major financial institutions. Generally, deposits may be redeemed on demand and are maintained with financial institutions with reputable credit.
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2024	December 31, 2023
Total cash, excluding restricted cash	$554,287	$798,568
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability	100,000	100,000
Letters of credit outstanding	(59,894)	(61,181)
Revolving Credit Facilities availability	1,040,106	1,038,819
Total liquidity	$1,594,393	$1,837,387
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
Cash Flow Activities
Operating Cash Flow Activities
Our net cash used in operating activities was $130.7 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $347.4 million for the three months ended March 31, 2023. The change in cash used in operating activities is primarily due to an increase spend in real estate inventory and land deposits as well as our mortgage loans held for sale. For the three months ended March 31, 2024, our mortgage loans held for sale balance increased, while for the three months ended March 31, 2023, our mortgage loans held for sale balance decreased, resulting in a cash inflow.

Investing Cash Flow Activities
Net cash used in investing activities was $33.0 million for the three months ended March 31, 2024, compared to $24.6 million for the three months ended March 31, 2023. The increase in cash used in investing activities was primarily due to an increase in investments of capital into unconsolidated entities.

Financing Cash Flow Activities
Net cash used in financing activities was $85.9 million for the three months ended March 31, 2024, compared to $165.1 million for the three months ended March 31, 2023. The decrease in cash used in financing activities was primarily due to our mortgage warehouse facilities which had net borrowings in the first quarter of 2024 compared to net repayments during the same period in the prior year. This was partially offset by higher repurchases of common stock, including our accelerated share repurchase program, during the three months ended March 31, 2024 compared to the same period in the prior year.
Debt Instruments
For information regarding our debt instruments, including the terms governing our senior notes and our Revolving Credit Facilities, see Note 7 - Debt to the Unaudited Condensed consolidated financial statements included in this quarterly report.
Off-Balance Sheet Arrangements as of March 31, 2024
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders, and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
In certain of our unconsolidated joint ventures, the joint ventures enter into loan agreements, whereby we or one of our subsidiaries will provide the joint venture lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.
For the three months ended March 31, 2024 and 2023, total cash investments of capital into unconsolidated joint ventures were $23.9 million and $11.1 million, respectively.
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $1.5 billion at March 31, 2024 and December 31, 2023.
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
Inflation
We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and construction material costs. In addition, higher mortgage interest rates can significantly affect the affordability of mortgage financing to prospective homebuyers. We attempt to pass through to our buyers increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2024 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2024, approximately 91% of our debt was fixed rate and 9% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to borrowings by TMHF under its various mortgage warehouse facilities. As of March 31, 2024, we had no outstanding borrowings under our Revolving Credit Facilities. We had approximately $1.0 billion of additional availability for borrowings under the Revolving Credit Facilities including $140.1 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of March 31, 2024 (giving effect to $59.9 million of letters of credit outstanding as of such date).
Our mortgage warehouse facilities agreements as well as our Revolving Credit Facilities use SOFR as the basis for determining interest rates. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.
We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 8 - Debt to the Consolidated Financial Statements in our Annual Report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2024. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed Rate Debt	$176.3	$132.3	$84.7	$562.7	$458.1	$504.2	$1,918.3	$1,888.3
Weighted average interest rate(1)	3.6%	3.6%	3.6%	5.5%	5.6%	5.6%	5.1%
Variable Rate Debt(2)	$183.2	$—	$—	$—	$—	$—	$183.2	$183.2
Weighted average interest rate	6.9%	—%	—%	—%	—%	—%	6.9%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2024, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.8 million per year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as of March 31, 2024 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 15, 2023, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of the Company's Common Stock through December 31, 2025. As of March 31, 2024, we had approximately $402.8 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of Common Stock, and the program may be suspended, extended, modified or discontinued at any time. The table below sets forth information regarding repurchases by the Company of it's Common Stock during the three months ended March 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1 to January 31, 2024	461,801	51.78	461,801	$470,578
February 1 to February 29, 2024	166,829	52.62	166,829	461,799
March 1 to March 31, 2024(1)	862,855	56.74	862,855	402,840
Total	1,491,485	54.74	1,491,485	$402,840
(1) In March 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) in which the Company paid a third-party financial institution $50 million and received an initial delivery of 705,343 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on March 5, 2024. The total number of shares that the Company will ultimately repurchase under the ASR Agreement and the average purchase price per share will be determined based on the volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On March 15, 2024, Lyon Shareholder 2012, LLC and the William Harwell Lyon Separate Property Trust dated 07/28/2000 adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5‑1(c) of the Securities Exchange Act of 1934. William H. Lyon, a member of our Board of Directors, is manager of Lyon Shareholder 2012, LLC and trustee of the William Harwell Lyon Separate Property Trust dated 07/28/2000. Such trading plan provides for an aggregate sale of up to 2,735,000 shares of the Common Stock, less shares of Common Stock sold under prior 10b5-1 trading plans previously adopted by such entities, between June 14, 2024 and June 3, 2025.

During the three months ended March 31, 2024 none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 5.02 DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS
On April 24, 2024, Louis Steffens, our Executive Vice President of Strategic and Operational Initiatives and Former Chief Financial Officer, informed the Company of his decision to retire from the Company effective April 30, 2024.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL (and contained in Exhibit 101).

*Filed herewith
**Furnished herewith
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	April 30, 2024
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)
TAYLOR MORRISON HOME CORPORATION 10-Q