Form 10-Q
period 2024-06-30
Taylor Morrison Home Corp
filed 2024-07-24
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2024
Common stock, $0.00001 par value	104,241,692

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023
	3		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023
	6		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023
	7		Notes to the Unaudited Condensed Consolidated Financial Statements
	22	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	36	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	37	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	38	ITEM 1.	Legal Proceedings
	38	ITEM 1A.	Risk Factors
	39	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	39	ITEM 3.	Defaults Upon Senior Securities
	39	ITEM 4.	Mine Safety Disclosures
	39	ITEM 5.	Other Information
	40	ITEM 6.	Exhibits

	41	SIGNATURES
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$246,845	$798,568
Restricted cash	1,928	8,531
Total cash	248,773	807,099
Real estate inventory:
Owned inventory	6,151,776	5,473,828
Consolidated real estate not owned	134,700	71,618
Total real estate inventory	6,286,476	5,545,446
Land deposits	204,551	203,217
Mortgage loans held for sale	313,026	193,344
Lease right of use assets	71,932	75,203
Prepaid expenses and other assets, net	330,093	290,925
Other receivables, net	214,919	184,518
Investments in unconsolidated entities	381,571	346,192
Deferred tax assets, net	67,825	67,825
Property and equipment, net	316,706	295,121
Goodwill	663,197	663,197
Total assets	$9,099,069	$8,672,087
Liabilities
Accounts payable	$310,724	$263,481
Accrued expenses and other liabilities	518,541	549,074
Lease liabilities	82,059	84,999
Customer deposits	349,066	326,087
Estimated development liabilities	27,416	27,440
Senior notes, net	1,469,574	1,468,695
Loans payable and other borrowings	404,242	394,943
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	276,205	153,464
Liabilities attributable to consolidated real estate not owned	134,700	71,618
Total liabilities	$3,572,527	$3,339,801
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	5,526,542	5,332,286
Total liabilities and stockholders’ equity	$9,099,069	$8,672,087
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Home closings revenue, net	$1,920,127	$1,996,747	$3,556,382	$3,609,342
Land closings revenue	13,234	12,628	20,459	17,148
Financial services revenue	48,916	41,914	95,875	77,063
Amenity and other revenue	8,776	9,275	18,089	18,868
Total revenue	1,991,053	2,060,564	3,690,805	3,722,421
Cost of home closings	1,462,706	1,514,237	2,705,915	2,741,750
Cost of land closings	18,703	12,703	23,905	17,048
Financial services expenses	28,106	25,342	53,249	47,490
Amenity and other expenses	9,250	8,597	18,603	16,882
Total cost of revenue	1,518,765	1,560,879	2,801,672	2,823,170
Gross margin	472,288	499,685	889,133	899,251
Sales, commissions and other marketing costs	113,956	113,034	216,556	205,794
General and administrative expenses	82,779	70,649	150,343	136,910
Net income from unconsolidated entities	(2,628)	(3,186)	(5,379)	(5,115)
Interest expense/(income), net	4,087	(5,120)	4,044	(6,231)
Other expense, net	6,877	8,549	7,472	3,715
Income before income taxes	267,217	315,759	516,097	564,178
Income tax provision	67,303	80,854	125,022	138,045
Net income before allocation to non-controlling interests	199,914	234,905	391,075	426,133
Net income attributable to non-controlling interests	(454)	(303)	(1,345)	(480)
Net income	$199,460	$234,602	$389,730	$425,653
Earnings per common share:
Basic	$1.89	$2.15	$3.68	$3.91
Diluted	$1.86	$2.12	$3.61	$3.85
Weighted average number of shares of common stock:
Basic	105,500	109,210	105,979	108,822
Diluted	107,249	110,856	107,961	110,466
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)
For the three months ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — March 31, 2024	106,059,917	$1	$3,063,224	55,703,364	$(1,356,746)	$3,700,814	$896	$17,979	$5,426,168
Net income	—	—	—	—	—	199,460	—	454	199,914
Exercise of stock options and issuance of restricted stock units, net(1)	69,694	—	1,425	—	—	—	—	—	1,425
Repurchase of common stock(2)	(1,703,803)	—	—	1,703,803	(106,870)	—	—	—	(106,870)
Stock compensation expense	—	—	6,072	—	—	—	—	—	6,072
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(167)	(167)
Balance – June 30, 2024	104,425,808	$1	$3,070,721	57,407,167	$(1,463,616)	$3,900,274	$896	$18,266	$5,526,542
(1) Dollar amount includes $1.5 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes $50.0 million of Accelerated Share Repurchases and an incremental amount related to the 1% excise tax on share repurchases.
For the three months ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance - March 31, 2023	109,034,112	$1	$3,037,515	51,506,248	$(1,140,706)	$2,932,666	$359	$16,711	4,846,546
Net income	—	—	—	—	—	234,602	—	303	234,905
Exercise of stock options and issuance of restricted stock units, net(1)	409,672	—	8,591	—	—	—	—	—	8,591
Stock compensation expense	—	—	5,271	—	—	—	—	—	5,271
Balance – June 30, 2023	109,443,784	$1	$3,051,377	51,506,248	$(1,140,706)	$3,167,268	$359	$17,014	$5,095,313
(1) Dollar amount includes $8.9 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

For the six months ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2023	106,917,636	$1	$3,068,597	54,211,879	$(1,265,097)	$3,510,544	$896	$17,345	$5,332,286
Net income	—	—	—	—	—	389,730	—	1,345	391,075
Exercise of stock options and issuance of restricted stock units, net(1)	703,460	—	(9,431)	—	—	—	—	—	(9,431)
Repurchase of common stock(2)	(3,195,288)	—	—	3,195,288	(198,519)	—	—	—	(198,519)
Stock compensation expense	—	—	11,555	—	—	—	—	—	11,555
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(424)	(424)
Balance – June 30, 2024	104,425,808	$1	$3,070,721	57,407,167	$(1,463,616)	$3,900,274	$896	$18,266	$5,526,542
(1) Dollar amount includes $5.5 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes $100.0 million of Accelerated Share Repurchases and an incremental amount related to the 1% excise tax on share repurchases.
For the six months ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
Net income	—	—	—	—	—	425,653	—	480	426,133
Exercise of stock options and issuance of restricted stock units, net(1)	1,557,847	—	13,084	—	—	—	—	—	13,084
Repurchase of common stock	(109,325)	—	—	109,325	(3,568)	—	—	—	(3,568)
Stock compensation expense	—	—	12,804	—	—	—	—	—	12,804
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	1	1
Balance – June 30, 2023	109,443,784	$1	$3,051,377	51,506,248	$(1,140,706)	$3,167,268	$359	$17,014	$5,095,313
(1) Dollar amount includes $22.4 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$391,075	$426,133
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net income from unconsolidated entities	(5,379)	(5,115)
Stock compensation expense	11,555	12,804
Distributions of earnings from unconsolidated entities	9,866	5,534
Depreciation and amortization	21,581	14,478
Operating lease expense	11,505	13,512
Debt issuance costs amortization	1,482	1,744
Inventory impairments	2,325	—
Land held for sale write-down	6,782	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(688,389)	169,462
Mortgage loans held for sale, prepaid expenses and other assets	(223,813)	46,618
Customer deposits	22,979	(31,368)
Accounts payable, accrued expenses and other liabilities	74,372	(49,703)
Income taxes payable	—	3,012
Net cash (used in)/provided by operating activities	$(364,059)	$607,111
Cash Flows from Investing Activities:
Purchase of property and equipment	(17,441)	(21,045)
Distributions of capital from unconsolidated entities	5,161	350
Investments of capital into unconsolidated entities	(45,028)	(24,134)
Net cash used in investing activities	$(57,308)	$(44,829)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	—	2,426
Repayments on loans payable and other borrowings	(52,093)	(15,346)
Borrowings on mortgage warehouse facilities	1,608,895	1,503,098
Repayments on mortgage warehouse facilities	(1,486,154)	(1,559,272)
Changes in stock option exercises and issuance of restricted stock units, net	(9,431)	13,084
Payment of principal portion of finance lease	(1,358)	(1,310)
Repurchase of common stock, net	(196,394)	(3,568)
Cash and distributions to non-controlling interests of consolidated joint ventures	(424)	—
Net cash used in financing activities	$(136,959)	$(60,888)
Net Decrease/Increase in Cash and Cash Equivalents and Restricted Cash	$(558,326)	$501,394
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	807,099	726,635
Cash, Cash Equivalents, and Restricted Cash — End of period	$248,773	$1,228,029
Supplemental Cash Flow Information
Income tax (paid)/refund, net	$(125,792)	$(78,877)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$149,363	$84,445
Change in inventory not owned	$63,082	$(23,079)
Accrual of excise tax on share repurchases	$(2,125)	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Nevada, North and South Carolina, Oregon, Texas, and Washington. We also expanded our footprint into the Indianapolis market during the second quarter of 2024 when we acquired the assets of Pyatt Builders, a privately-held homebuilder in Indiana. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort- lifestyle buyers. We are the general contractors for all real estate projects and engage subcontractors for home construction and land development. Our homebuilding segments operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2024, we recorded $2.3 million of inventory impairment relating to one of our communities in our East reporting segment. For the three and six months ended June 30, 2023, we recorded no impairment charges. Inventory impairments are recorded to Cost of home closings on the Condensed consolidated statements of operations.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2024 and December 31, 2023, we had no long-term strategic assets.
Land held for sale — In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once it meets all criteria in accordance with ASC 360 Property, Plant and Equipment. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. For the three and six months ended June 30, 2024, we recorded $6.8 million of fair value adjustments for land held for sale in our West reporting segment. For the three and six months ended June 30, 2023, we had no such charges. Adjustments for land held for sale are recorded within Cost of land closings on the Condensed consolidated statements of operations.
Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the immediate use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest expense/(income), net on the Condensed consolidated statements of operations. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-significant and non-refundable cash deposit. We are not legally obligated to purchase the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the unaudited Condensed consolidated balance sheets.
Asset Acquisition
On April 29, 2024, we acquired substantially all the assets of Pyatt Builders, a privately-held Indianapolis based homebuilder. The assets acquired were primarily inventory for existing and future communities, including approximately 1,700 owned and controlled lots. The acquisition was accounted for as an asset acquisition and was not material to our results of operations or financial condition.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
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
We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships among the entity's partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no impairment charges related to the investments in unconsolidated entities for the three and six months ended June 30, 2024 and 2023.
Treasury Stock — We account for treasury stock, including the shares repurchased as part of our Accelerated Share Repurchase ("ASR") programs, in accordance with ASC Topic 505-30, Equity—Treasury Stock. Repurchased shares are reflected as a reduction in stockholders' equity. Refer to Note 10 - Stockholders' Equity for additional discussion regarding the ASR.
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
Amenity and other revenue
We own and operate certain amenities such as golf courses, clubhouses, and fitness centers, pursuant to which we provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced on a monthly basis. Revenue from our golf club operations is also included in
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets from our Urban Form operations and Build-to-Rent operations.
Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. Generally, loans TMHF originates are sold to third party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the balance sheet at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the unaudited Condensed consolidated statements of operations in the period in which they occur.
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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$199,460	$234,602	$389,730	$425,653
Denominator:
Weighted average shares – basic	105,500	109,210	105,979	108,822
Restricted stock units	750	804	982	863
Stock Options	999	842	1,000	781
Weighted average shares – diluted	107,249	110,856	107,961	110,466
Earnings per common share – basic:
Net income	$1.89	$2.15	$3.68	$3.91
Earnings per common share – diluted:
Net income	$1.86	$2.12	$3.61	$3.85
The above calculations of weighted average shares exclude 138,103 and 150,859 of anti-dilutive stock options and unvested performance and non-performance restricted stock units ("RSUs") for the three and six months ended June 30, 2024, respectively, and 347,052 and 267,531 of anti-dilutive stock options and RSUs for the three and six months ended June 30, 2023, respectively.
In addition, 192,105 and 367,084 shares relating to our ASR (refer to Note 10 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the three and six months ended June 30, 2024, respectively. There were no ASR transactions in 2023.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of
(Dollars in thousands)	June 30, 2024	December 31, 2023
Real estate developed and under development	$4,263,720	$3,855,534
Real estate held for development or held for sale (1)	49,307	29,317
Total land inventory	4,313,027	3,884,851
Operating communities (2)	1,666,486	1,414,528
Capitalized interest	172,263	174,449
Total owned inventory	6,151,776	5,473,828
Consolidated real estate not owned	134,700	71,618
Total real estate inventory	$6,286,476	$5,545,446
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
A summary of owned and controlled lots is as follows:

	As of
	June 30, 2024	December 31, 2023
Owned lots:
Undeveloped	13,450	13,418
Under development	10,452	8,848
Finished	11,098	11,811
Total owned lots	35,000	34,077
Controlled lots:
Land option purchase contracts	9,792	8,621
Land banking arrangements	5,454	5,818
Other controlled lots(1)	30,431	23,846
Total controlled lots	45,677	38,285
Total owned and controlled lots	80,677	72,362
Homes in inventory	9,021	7,867
(1) Other controlled lots include single transaction take-downs and lots from our portion of unconsolidated JVs.

Lots which represent homes in progress and completed homes have been excluded from total owned lots. Controlled lots represent lots in which we have a contractual right to acquire real property, generally through an option contract, land banking arrangement, or a land deposit paid to a seller. Homes in inventory include any lots which have commenced vertical construction.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest capitalized - beginning of period	$177,222	$196,607	$174,449	$190,123
Interest incurred and capitalized(1)	23,344	32,049	49,742	66,182
Interest amortized to cost of home closings	(28,303)	(37,352)	(51,928)	(65,001)
Interest capitalized - end of period	$172,263	$191,304	$172,263	$191,304
(1) Excludes Interest expense/(income), net on the unaudited Condensed consolidated statements of operations as such amounts are not capitalizable.
5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Assets:
Real estate inventory	$1,057,652	$952,223
Other assets	272,356	182,517
Total assets	$1,330,008	$1,134,740
Liabilities and owners’ equity:
Debt	$409,044	$317,224
Other liabilities	70,367	50,739
Total liabilities	$479,411	$367,963
Owners’ equity:
TMHC	$381,571	$346,192
Others	469,026	420,585
Total owners’ equity	$850,597	$766,777
Total liabilities and owners’ equity	$1,330,008	$1,134,740

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$89,384	$32,100	$163,152	$51,637
Costs and expenses	(82,713)	(24,067)	(149,356)	(38,766)
Net income from unconsolidated entities	$6,671	$8,033	$13,796	$12,871
TMHC’s share in net income of unconsolidated entities	$2,628	$3,186	$5,379	$5,115
Distributions to TMHC from unconsolidated entities	$12,130	$4,687	$15,027	$5,884
Consolidated Entities
As of June 30, 2024, assets of the consolidated joint ventures totaled $261.7 million, of which $33.1 million was cash and cash equivalents, $67.4 million was owned real estate inventory, and $120.0 million was property and equipment, net (primarily related to Urban Form). The majority of the property and equipment, net balance is held for investment as of June 30, 2024. As of December 31, 2023, the assets of the consolidated joint ventures totaled $265.2 million, of which $29.8 million was cash and cash equivalents, $70.2 million was owned real estate inventory, and $121.3 million was property and equipment, net. The liabilities of the consolidated joint ventures totaled $83.5 million and $133.8 million as of June 30, 2024
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
and December 31, 2023, respectively, and were primarily comprised of loans payable and other borrowings, accounts payable and accrued expenses and other liabilities.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Real estate development costs to complete	$45,729	$46,114
Compensation and employee benefits	105,915	149,095
Self-insurance and warranty reserves	181,790	184,448
Interest payable	32,475	31,042
Property and sales taxes payable	33,533	30,887
Other accruals	119,099	107,488
Total accrued expenses and other liabilities	$518,541	$549,074

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reserve - beginning of period	$186,948	$158,222	$184,448	$161,675
Additions to reserves	21,525	24,887	42,190	39,334
Cost of claims incurred	(28,713)	(23,318)	(49,906)	(43,826)
Changes in estimates to pre-existing reserves	2,030	535	5,058	3,143
Reserve - end of period	$181,790	$160,326	$181,790	$160,326
Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
7. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2024			December 31, 2023
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	500,000	(2,281)	497,719	500,000	(2,672)	497,328
6.625% Senior Notes due 2027	27,070	877	27,947	27,070	1,022	28,092
5.75% Senior Notes due 2028	450,000	(2,236)	447,764	450,000	(2,551)	447,449
5.125% Senior Notes due 2030	500,000	(3,856)	496,144	500,000	(4,174)	495,826
Senior Notes subtotal	$1,477,070	$(7,496)	$1,469,574	$1,477,070	$(8,375)	$1,468,695
Loans payable and other borrowings	404,242	—	404,242	394,943	—	394,943
$1 Billion Revolving Credit Facility(1)(2)	—	—	—	—	—	—
$100 Million Revolving Credit Facility(1)(2)	—	—	—	—	—	—
Mortgage warehouse borrowings	276,205	—	276,205	153,464	—	153,464
Total debt	$2,157,517	$(7,496)	$2,150,021	$2,025,477	$(8,375)	$2,017,102
(1) Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the Condensed consolidated balance sheets.
(2) The $1 Billion Revolving Credit Facility Agreement together with the $100 Million Revolving Credit Facility Agreement, the “Revolving Credit Facilities”.

Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2023. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated Financial Statements in our Annual Report. As of June 30, 2024, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility
Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, we had $2.4 million and $2.9 million, respectively, of unamortized debt issuance costs relating to our $1 Billion Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, we had $57.0 million and $61.2 million, respectively, of utilized letters of credit, resulting in $943.0 million and $938.8 million, respectively, of availability under the $1 Billion Revolving Credit Facility. Subsequent to quarter-end, we borrowed $100 million under our $1 Billion Revolving Credit Facility.
As of June 30, 2024, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse borrowings (in thousands):

	As of June 30, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate(2)	Expiration Date	Collateral (1)
Warehouse A	$32,244	$60,000	Term SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse C	76,683	100,000	Term SOFR + 1.50%	on Demand	Mortgage Loans
Warehouse D	76,154	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage Loans
Warehouse E	91,124	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$276,205	$360,000

	As of December 31, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate(2)	Expiration Date	Collateral (1)
Warehouse A	$13,477	$60,000	Term SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse C	25,567	100,000	Term SOFR + 1.65%	on Demand	Mortgage Loans
Warehouse D	56,745	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage Loans
Warehouse E	57,675	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$153,464	$360,000
(1) The mortgage warehouse borrowings outstanding as of June 30, 2024 and December 31, 2023 were collateralized by $313.0 million and $193.3 million, respectively, of mortgage loans held for sale.
(2) Secured Overnight Financing Rate ("SOFR")

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2024 and December 31, 2023 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 10% and 0% to 9% at June 30, 2024 and December 31, 2023, respectively. We impute interest for loans with no stated interest rates.
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
The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. Derivative assets and liabilities include interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse borrowings, loans payable and other borrowings, and the borrowings under our Revolving Credit Facilities approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our senior notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2024, when compared to December 31, 2023.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
The carrying value and fair value of our financial instruments are as follows:

		June 30, 2024		December 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$313,026	$313,026	$193,344	$193,344
IRLCs	3	(3,620)	(3,620)	1,489	1,489
MBSs	2	2,616	2,616	(5,055)	(5,055)
Mortgage warehouse borrowings	2	276,205	276,205	153,464	153,464
Loans payable and other borrowings	2	404,242	404,242	394,943	394,943
5.875% Senior Notes due 2027 (1)	2	497,719	497,770	497,328	502,500
6.625% Senior Notes due 2027 (1)	2	27,947	26,673	28,092	26,529
5.75% Senior Notes due 2028 (1)	2	447,764	445,500	447,449	451,571
5.125% Senior Notes due 2030 (1)	2	496,144	478,750	495,826	483,690
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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The following table presents the fair value for our inventories measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Level in Fair Value Hierarchy	As of June 30, 2024	As of September 30, 2023(1)
Description:
Real estate inventory	3	$7,024	$19,263
(1) As of December 31, 2023 there was no additional impairment; therefore, the fair value information presented is as of September 30, 2023.
9. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2024 was 25.2% and 24.2%, respectively, compared to 25.6% and 24.5% for the same periods in 2023. For the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and energy credits related to homebuilding activities.
There were no unrecognized tax benefits as of June 30, 2024 or December 31, 2023.
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

Using the availability under our stock repurchase program, we entered into two ASR agreements with the same financial institution during the six months ended June 30, 2024. We paid $50.0 million for each agreement and received an initial delivery of 80% of common stock shares in accordance with the ASR agreements. The remaining 20% of settlements are expected to occur no later than the third quarter of 2024, at which time, the volume-weighted average price calculations over the term of the ASR agreements will be used to determine the final number of shares to be delivered. We accounted for the ASRs as common stock repurchases and forward contracts indexed to our own common stock. We determined that the equity classification criteria was met for the forward contracts; therefore, they were not accounted for as derivative instruments.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Number of Shares)	2024	2023	2024	2023
March 5, 2024 ASR Agreement	—	—	705,343	—
June 7, 2024 ASR Agreement	720,461	—	720,461	—
Number of shares repurchased with ASR	720,461	—	1,425,804	—
Other share repurchases(1)	983,342	—	1,769,484	109,325
Total share repurchases - end of period	1,703,803	—	3,195,288	109,325
(1) Amount represents shares repurchased under our existing share repurchase program which are not part of ASRs.

The following table summarizes the spend on share repurchases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Amount available for repurchase — beginning of period	$402,840	$275,570	$494,489	$279,138
Amount repurchased(1)	(104,745)	—	(196,394)	(3,568)
Amount available for repurchase — end of period	$298,095	$275,570	$298,095	$275,570
(1) 2024 includes the amount paid for our ASR programs.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a one percent excise tax on the net repurchase of company stock. We have accrued such tax as of June 30, 2024 and included in the cost of treasury stock repurchases on our unaudited Condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2024.
11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of June 30, 2024, we had an aggregate of 4,860,483 shares of Common Stock available for future grants under the Plan.
The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of June 30, 2024:

	RSUs and PRSUs		Stock Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price Per Share
Balance at June 30, 2024	1,350,025	$38.08	2,170,799	$28.54
The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units (1)	$4,671	$4,212	$9,444	$10,887
Stock options	1,401	1,059	2,111	1,917
Total stock compensation expense	$6,072	$5,271	$11,555	$12,804
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At June 30, 2024 and December 31, 2023, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $40.7 million and $26.5 million, respectively.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
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
Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services
Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows (in thousands):

	Three Months Ended June 30, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$694,630	$493,406	$749,076	$48,916	$5,025	$1,991,053
Gross margin	178,152	122,628	149,334	20,810	1,364	472,288
Selling(2), general and administrative expenses	(53,062)	(39,965)	(48,067)	—	(55,641)	(196,735)
Net (loss)/income from unconsolidated entities	—	(28)	79	3,001	(424)	2,628
Interest and other (expense)/income, net(3)	(560)	(2,861)	(3,109)	604	(5,038)	(10,964)
Income/(loss) before income taxes	$124,530	$79,774	$98,237	$24,415	$(59,739)	$267,217
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions, and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	Three Months Ended June 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$740,064	$623,207	$652,257	$41,914	$3,122	$2,060,564
Gross margin	203,165	160,485	119,113	16,572	350	499,685
Selling(2), general and administrative expenses	(47,904)	(45,390)	(47,101)	(91)	(43,197)	(183,683)
Net income/(loss) from unconsolidated entities	—	100	(173)	3,259	—	3,186
Interest and other (expense)/income, net(3)	(1,136)	(1,520)	(3,007)	—	2,234	(3,429)
Income/(loss) before income taxes	$154,125	$113,675	$68,832	$19,740	$(40,613)	$315,759
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions, and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Six Months Ended June 30, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,241,941	$971,895	$1,371,905	$95,875	$9,189	$3,690,805
Gross margin	324,040	246,859	272,998	42,626	2,610	889,133
Selling(2), general and administrative expenses	(99,263)	(79,358)	(92,815)	—	(95,463)	(366,899)
Net (loss)/income from unconsolidated entities	—	(69)	53	5,898	(503)	5,379
Interest and other (expense)/income, net(3)	(1,387)	(5,276)	(6,627)	1,334	440	(11,516)
Income/(loss) before income taxes	$223,390	$162,156	$173,609	$49,858	$(92,916)	$516,097
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions, and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	Six Months Ended June 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,350,877	$1,088,219	$1,200,162	$77,063	$6,100	$3,722,421
Gross margin	368,872	271,798	227,741	29,573	1,267	899,251
Selling(2), general and administrative expenses	(90,951)	(82,346)	(87,585)	(91)	(81,731)	(342,704)
Net income/(loss) from unconsolidated entities	—	19	(408)	5,534	(30)	5,115
Interest and other (expense)/income, net(3)	(2,348)	(2,861)	772	—	6,953	2,516
Income/(loss) before income taxes	$275,573	$186,610	$140,520	$35,016	$(73,541)	$564,178
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions, and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	As of June 30, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,268,660	$1,317,295	$2,905,072	$—	$—	$6,491,027
Investments in unconsolidated entities	69,878	132,586	95,275	5,483	78,349	381,571
Other assets	160,245	235,953	602,290	400,444	827,539	2,226,471
Total assets	$2,498,783	$1,685,834	$3,602,637	$405,927	$905,888	$9,099,069
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,909,084	$1,181,014	$2,658,565	$—	$—	$5,748,663
Investments in unconsolidated entities	63,628	125,610	88,219	5,483	63,252	346,192
Other assets	177,739	214,685	616,210	298,451	1,270,147	2,577,232
Total assets	$2,150,451	$1,521,309	$3,362,994	$303,934	$1,333,399	$8,672,087
(1) Includes the assets from our Build-To-Rent and Urban Form operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.4 billion and $1.3 billion as of June 30, 2024 and December 31, 2023, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2024 will be drawn upon.
Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for land under these contracts was $1.5 billion at June 30, 2024 and December 31, 2023.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At June 30, 2024 and December 31, 2023, our legal accruals were $35.3 million and $26.2 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
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
Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, pre-judgment interest and post-judgment interest. We have recorded an accrual for our estimated liability with respect to the plaintiff’s legal fees and costs for this matter, which is reflected in our legal accruals as of June 30, 2024 and is not material to our condensed consolidated financial statements. Plaintiffs have also asserted claims for additional pre-judgment interest, for which we believe we have substantial defenses. A hearing on the plaintiff's claims for additional pre-judgment interest was held on July 2, 2024, and the plaintiff's claims remain under the court's consideration. Additional hearings on the plaintiff's claims for legal fees have been scheduled for later in the third quarter of 2024.
After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar claims. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. On February 25, 2022, the court stayed the action pending the resolution of the Solivita litigation. Following the resolution of the Solivita appeal, the court held a case management conference wherein the court scheduled a class certification hearing for the fourth quarter of 2024, but no
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
class has been certified to date. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of June 30, 2024.
Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $82.1 million and $85.0 million as of June 30, 2024 and December 31, 2023, respectively. We recorded lease expense of approximately $5.6 million and $11.5 million for the three and six months ended June 30, 2024, and $6.4 million and $13.5 million for the three and six months ended June 30, 2023, within General and administrative expenses on our unaudited Condensed consolidated statements of operations.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instrument assets/(liabilities) as of the periods presented:

	As of
	June 30, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(3,620)	$287,302	$1,489	$219,129
MBSs	2,616	571,000	(5,055)	285,000
Total	$(1,004)		$(3,566)
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $306.9 million and $242.6 million as of June 30, 2024 and December 31, 2023, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.
We have exposure to credit loss in the event of contractual non-performance by our trading counterparties in derivative instruments that we use in our interest rate risk management activities. We manage this credit risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with counterparties, as appropriate. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “the Company,” “we,” “us,” or “our” refer to Taylor Morrison Home Corporation (“TMHC”) and its subsidiaries. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited Condensed consolidated financial statements included elsewhere in this quarterly report.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations across 12 states, including Indiana, our most recent footprint expansion. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our wholly owned insurance agency, TMIS. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services
As of June 30, 2024, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,600 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.
Second Quarter 2024 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):
•Net sales orders increased 3% to 3,111, driven by a monthly absorption pace of 3.0 per community
•Home closings revenue of $1.9 billion, driven by 3,200 home closings at an average price of $600,000
•Home closings gross margin of 23.8% on a reported basis and 23.9% on an adjusted basis
•80,677 homebuilding lots owned and controlled, representing 6.7 years of total supply, of which 2.9 years was owned
•Repurchased 1.7 million common shares for $105 million
•Homebuilding debt to capitalization of 25.4% on a gross basis and 22.8% net of $247 million of unrestricted cash
•Total liquidity of $1.3 billion
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Statements of Operations Data:
Home closings revenue, net	$1,920,127	$1,996,747	$3,556,382	$3,609,342
Land closings revenue	13,234	12,628	20,459	17,148
Financial services revenue	48,916	41,914	95,875	77,063
Amenity and other revenue	8,776	9,275	18,089	18,868
Total revenue	1,991,053	2,060,564	3,690,805	3,722,421
Cost of home closings	1,462,706	1,514,237	2,705,915	2,741,750
Cost of land closings	18,703	12,703	23,905	17,048
Financial services expenses	28,106	25,342	53,249	47,490
Amenity and other expenses	9,250	8,597	18,603	16,882
Total cost of revenue	1,518,765	1,560,879	2,801,672	2,823,170
Gross margin	472,288	499,685	889,133	899,251
Sales, commissions and other marketing costs	113,956	113,034	216,556	205,794
General and administrative expenses	82,779	70,649	150,343	136,910
Net income from unconsolidated entities	(2,628)	(3,186)	(5,379)	(5,115)
Interest expense/(income), net	4,087	(5,120)	4,044	(6,231)
Other expense, net	6,877	8,549	7,472	3,715
Income before income taxes	267,217	315,759	516,097	564,178
Income tax provision	67,303	80,854	125,022	138,045
Net income before allocation to non-controlling interests	199,914	234,905	391,075	426,133
Net income attributable to non-controlling interests	(454)	(303)	(1,345)	(480)
Net income	$199,460	$234,602	$389,730	$425,653
Home closings gross margin	23.8%	24.2%	23.9%	24.0%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.9%	5.7%	6.1%	5.7%
General and administrative expenses as a percentage of home closings revenue, net	4.3%	3.5%	4.2%	3.8%
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

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect net income/(loss), excluding to the extent applicable in a given period, the impact of inventory or land impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gain/loss on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. Adjusted home closings gross margin is a non-GAAP financial measure calculated as GAAP home closings gross margin (which is inclusive of capitalized interest), excluding inventory impairment charges.

EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), and non-cash compensation expense, if any, inventory or land impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, gain/loss on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements that the Company deems not to be in the ordinary course of business, in each case, as applicable in a given period.

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
We believe adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin as well as EBITDA and adjusted EBITDA are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use the ratio of net homebuilding debt to total capitalization to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance.
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

A reconciliation of (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin, (iv) EBITDA and adjusted EBITDA, and (v) net homebuilding debt to capitalization ratio to the comparable GAAP measures is presented below.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023
Net income	$199,460	$234,602
Legal reserves or settlements(1)	6,290	—
Inventory impairments(2)	2,325	—
Fair value adjustment for land held for sale(3)	6,782	—
Tax impact due to above non-GAAP reconciling items	(3,878)	—
Adjusted net income	$210,979	$234,602
Basic weighted average number of shares	105,500	109,210
Adjusted earnings per common share - Basic	$2.00	$2.15
Diluted weighted average number of shares	107,249	110,856
Adjusted earnings per common share - Diluted	$1.97	$2.12
Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023
Income before income taxes	$267,217	$315,759
Legal reserves or settlements(1)	6,290	—
Inventory impairments(2)	2,325	—
Fair value adjustment for land held for sale(3)	6,782	—
Adjusted income before income taxes	$282,614	$315,759
Total revenue	$1,991,053	$2,060,564
Income before income taxes margin	13.4%	15.3%
Adjusted income before income taxes margin	14.2%	15.3%
Adjusted Home Closings Gross Margin

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023
Home closings revenue, net	$1,920,127	$1,996,747
Cost of home closings	1,462,706	1,514,237
Home closings gross margin	$457,421	$482,510
Inventory impairments(2)	2,325	—
Adjusted home closings gross margin	$459,746	$482,510
Home closings gross margin as a percentage of home closings revenue, net	23.8%	24.2%
Adjusted home closings gross margin as a percentage of home closings revenue, net	23.9%	24.2%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023
Net income before allocation to non-controlling interests	$199,914	$234,905
Interest expense/(income), net	4,087	(5,120)
Amortization of capitalized interest	28,303	37,352
Income tax provision	67,303	80,854
Depreciation and amortization	3,450	1,540
EBITDA	$303,057	$349,531
Non-cash compensation expense	6,072	5,271
Legal reserves or settlements(1)	6,290	—
Inventory impairments(2)	2,325	—
Fair value adjustment for land held for sale(3)	6,782	—
Adjusted EBITDA	$324,526	$354,802
Total revenue	$1,991,053	$2,060,564
Net income before allocation to non-controlling interests as a percentage of total revenue	10.0%	11.4%
EBITDA as a percentage of total revenue	15.2%	17.0%
Adjusted EBITDA as a percentage of total revenue	16.3%	17.2%
(1) Included in Other expense, net on the unaudited Condensed consolidated statements of operations.
(2) Included in Cost of home closings on the unaudited Condensed consolidated statements of operations.
(3) Included in Cost of land closings on the unaudited Condensed consolidated statements of operations.
Net Homebuilding Debt to Capitalization Ratio Reconciliation

	As of
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Total debt	$2,150,021	$2,093,499	$2,393,571
Plus: unamortized debt issuance cost, net	7,496	7,935	9,613
Less: mortgage warehouse borrowings	(276,205)	(183,174)	(249,898)
Total homebuilding debt	$1,881,312	$1,918,260	$2,153,286
Total stockholders' equity	5,526,542	5,426,168	5,095,313
Total capitalization	$7,407,854	$7,344,428	$7,248,599
Total homebuilding debt to capitalization ratio	25.4%	26.1%	29.7%
Total homebuilding debt	1,881,312	1,918,260	2,153,286
Less: cash and cash equivalents	(246,845)	(554,287)	(1,227,264)
Net homebuilding debt	$1,634,467	$1,363,973	$926,022
Total stockholders' equity	$5,526,542	$5,426,168	$5,095,313
Total capitalization	$7,161,009	$6,790,141	$6,021,335
Net homebuilding debt to capitalization ratio	22.8%	20.1%	15.4%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023
Ending Active Selling Communities

	As of June 30,		Change
	2024	2023
East	122	103	18.4%
Central	106	103	2.9%
West	119	121	(1.7%)
Total	347	327	6.1%
The total ending active selling communities increased by 6.1% at June 30, 2024 when compared to June 30, 2023, primarily driven by our East segment which had multiple master plan community openings. The increase of community openings were partially offset by community close-outs.
Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	1,160	1,047	10.8%	$616,846	$582,944	5.8%	$532	$557	(4.5)%
Central	815	808	0.9%	485,036	489,142	(0.8%)	595	605	(1.7)%
West	1,136	1,168	(2.7%)	767,925	782,046	(1.8%)	676	670	0.9%
Total	3,111	3,023	2.9%	$1,869,807	$1,854,132	0.8%	$601	$613	(2.0%)

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	2,455	2,126	15.5%	$1,393,707	$1,227,463	13.5%	$568	$577	(1.6)%
Central	1,719	1,482	16.0%	963,455	873,972	10.2%	560	590	(5.1)%
West	2,623	2,269	15.6%	1,752,408	1,538,390	13.9%	668	678	(1.5%)
Total	6,797	5,877	15.7%	$4,109,570	$3,639,825	12.9%	$605	$619	(2.3%)
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders increased 2.9% for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to our East region as a result of new community openings. The decrease in the West is primarily driven by traditional seasonality with lower sales in the second quarter as well as community close-outs. Net sales orders increased 15.7% for the six months ended June 30, 2024, compared to the same period in the prior year due to strong sales in the first quarter of 2024 as a result of fewer cancellations and improved buyer confidence. Average selling prices decreased for both the three and six months ended June 30, 2024, compared to the same periods in the prior year as a result of a decrease in option and lot premium revenues in certain markets as well as product mix.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
East	9.5%	7.3%	7.6%	8.5%
Central	9.1%	15.8%	8.9%	17.1%
West	9.5%	11.3%	8.1%	13.6%
Total Company	9.4%	11.2%	8.1%	12.8%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate decreased for the three and six months ended June 30, 2024, compared to the same periods in the prior year. We believe the decrease in cancellations is due to improved buyer confidence as a result of stabilizing macro economic factors such as mortgage interest rates and inflation.
Sales Order Backlog

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	2,356	2,477	(4.9)%	$1,641,116	$1,626,635	0.9%	$697	$657	6.1%
Central	1,423	1,532	(7.1)%	875,064	1,009,441	(13.3)%	615	659	(6.7)%
West	2,477	2,156	14.9%	1,681,639	1,458,395	15.3%	679	676	0.4%
Total	6,256	6,165	1.5%	$4,197,819	$4,094,471	2.5%	671	664	1.1%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
Total sold homes in backlog and total sales value increased by 1.5% and 2.5% at June 30, 2024 compared to June 30, 2023, respectively. The increase in backlog units in the West is due to an improvement in the cancellation rate coupled with strong sales in the first half of the year in certain master planned communities and other recent community openings. The decrease in backlog units in the Central region is due to the closeout of certain high-selling communities and improved cycle times. The decrease in units in the East is primarily due to the prior year backlog including homes relating to the opportunistic bulk sale transactions to real estate investors.
Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net				Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024		2023	Change	2024	2023	Change
East	1,237	1,228	0.7%	$691,129	C	$732,279	(5.6)%	$559	$596	(6.2%)
Central	864	936	(7.7)%	480,522		612,630	(21.6)%	556	655	(15.1)%
West	1,099	961	14.4%	748,476		651,838	14.8%	681	678	0.4%
Total	3,200	3,125	2.4%	$1,920,127		$1,996,747	(3.8)%	600	639	(6.1)%

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net				Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024		2023	Change	2024	2023	Change
East	2,170	2,232	(2.8%)	$1,232,859	C	$1,333,890	(7.6%)	$568	$598	(5.0%)
Central	1,696	1,667	1.7%	952,554		1,076,025	(11.5%)	562	645	(12.9%)
West	2,065	1,767	16.9%	1,370,969		1,199,427	14.3%	664	679	(2.2)%
Total	5,931	5,666	4.7%	$3,556,382		$3,609,342	(1.5)%	600	637	(5.8)%
The number of homes closed increased by 2.4% and 4.7% for the three and six months ended June 30, 2024, compared to the same periods in the prior year, respectively. The increases are primarily driven by the West region as a result of improved build cycle times and several master plan communities that began closing homes during the current year periods. The changes in the East and Central regions are a result of partially offsetting factors relating to the timing of community
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
openings and closings as well as improved build cycle times. In addition, the prior year consisted of closings with longer than usual build cycle times as a result of supply and labor constraints during 2022 which delayed closings until the first half 2023. Average selling price decreased as a result of home closings mix and a decrease in option revenue and lot premium revenue in certain markets for the three and six months ended June 30, 2024, compared to the same periods in the prior year. The increase in units was offset by the decrease in average selling price which resulted in decreased home closings revenue, net for the three and six months ended June 30, 2024, compared to the same periods in the prior year.
Land Closings Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	Change
East	$92	$2,051	$(1,959)
Central	12,884	10,577	2,307
West	258	—	258
Total	$13,234	$12,628	$606

	Six Months Ended June 30,
(Dollars in thousands)	2024		2023	Change
East	$859	C	$4,954	$(4,095)
Central	19,342		12,194	7,148
West	258		—	258
Total	$20,459		$17,148	$3,311
We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. Land closings revenue for the three and six months ended June 30, 2024 was mainly due to lot sales in our Texas markets within the Central region. The prior year included lots sales in certain Florida markets within our East region.

Segment Home Closings Gross Margins

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Home closings revenue, net	$691,129	$732,279	$480,522	$612,630	$748,476	$651,838	$1,920,127	$1,996,747
Cost of home closings	511,399	528,792	358,878	452,799	592,429	532,646	1,462,706	1,514,237
Home closings gross margin	$179,730	$203,487	$121,644	$159,831	$156,047	$119,192	$457,421	$482,510
Home closings gross margin %	26.0%	27.8%	25.3%	26.1%	20.8%	18.3%	23.8%	24.2%

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Home closings revenue, net	$1,232,859	$1,333,890	$952,554	$1,076,025	$1,370,969	$1,199,427	$3,556,382	$3,609,342
Cost of home closings	906,727	965,237	708,038	805,028	1,091,150	971,485	2,705,915	2,741,750
Home closings gross margin	$326,132	$368,653	$244,516	$270,997	$279,819	$227,942	$850,467	$867,592
Home closings gross margin %	26.5%	27.6%	25.7%	25.2%	20.4%	19.0%	23.9%	24.0%
Consolidated home closings gross margin decreased 40 basis points to 23.8% from 24.2% for the three months ended June 30, 2024 and 10 basis points for the six months ended June 30, 2024 compared to the same periods in the prior year. The decreases in the East and Central region are primarily a result of closing product mix, a decrease in lot premium and option revenue, as well as an increase in finance incentives at the time of closing. In addition, one community in the East
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
region was impaired which negatively impacted the margin for the current quarter by 30 basis points. The increase in the West region is due to closing product mix and a decrease in incentives and discounts. The changes for the six months ended June 30, 2024 are primarily driven by the same factors, however the Central region experienced higher gross margins in the first quarter of the current year which contributed to the 50 basis point increase for the six months ended June 30, 2024.
Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Mortgage services revenue	$37,867	$30,945	22.4%	$75,139	$56,548	32.9%
Title services and other revenues	11,049	10,969	0.7%	20,736	20,515	1.1%
Total financial services revenue	48,916	41,914	16.7%	95,875	77,063	24.4%
Financial services net income from unconsolidated entities	3,001	3,259	(7.9%)	5,898	5,534	6.6%
Total revenue	51,917	45,173	14.9%	101,773	82,597	23.2%
Financial services expenses	28,106	25,342	10.9%	53,249	47,490	12.1%
Financial services income before income taxes	$23,811	$19,831	20.1%	$48,524	$35,107	38.2%
Total originations:
Number of Loans	2,210	2,018	9.5%	4,106	3,549	15.7%
Principal	$1,007,753	$968,590	4.0%	$1,884,325	$1,686,869	11.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Supplemental data:
Average FICO score	751	753	751	754
Funded origination breakdown:
Government (FHA,VA,USDA)	23.4%	20.0%	22.7%	18.0%
Other agency	74.0%	75.0%	74.6%	77.0%
Total agency	97.4%	95.0%	97.3%	95.0%
Non-agency	2.6%	5.0%	2.7%	5.0%
Total funded originations	100.0%	100.0%	100.0%	100.0%
Total financial services revenue increased by 16.7% and 24.4% for the three and six months ended June 30, 2024 compared to the same periods in the prior year. These increases are a result of increased mortgage originations and the revenue earned on the sale of loans.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 5.9% from 5.7% and to 6.1% from 5.7% for the three and six months ended June 30, 2024 compared to the same periods in the prior year. The increases are primarily a result of our slight decrease in home closing revenue, net for the three and six months ended June 30, 2024 compared to the same periods in the prior year. We continue to incur external commissions costs and advertising costs in an effort to maintain sales traffic.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.3% from 3.5% and to 4.2% from 3.8% for the three and six months ended June 30, 2024 compared to the same periods in the prior year. The increase was primarily due to an increase in payroll related expenses, along with a slight decrease in home closings revenue.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $2.6 million and $5.4 million for the three and six months ended June 30, 2024, respectively, and $3.2 million and $5.1 million for the three and six months ended June 30, 2023, respectively. The changes in net income from unconsolidated entities is primarily a result of income from our joint ventures related to our financial services segment, which for the three months ended June 30, 2024 was 7.9% lower than the comparable 2023 period. For the six months ended June 30, 2024, income from joint ventures related to financial services segment was 6.6% higher due to an increase in originations and an increase in the average revenue earned on the sale of the loans.
Interest Expense/(Income), Net
Interest expense, net was $4.1 million and $4.0 million for the three and six months ended June 30, 2024, respectively, while interest income, net was $5.1 million and $6.2 million for the three and six months ended June 30, 2023, respectively. The increase in interest expense, net was primarily due to a decrease in interest income earned on our outstanding cash balance as well as increase in the amount of non-capitalizable interest expense relating to land banking arrangements.
Other Expense, Net
Other expense, net was $6.9 million and $7.5 million for the three and six months ended June 30, 2024, respectively, and $8.5 million and $3.7 million for the three and six months ended June 30, 2023, respectively. The other expense, net in the current period was primarily related to legal costs. The other expense, net in the prior year period is primarily related to an increase in self-insurance reserves.
Income Tax Provision
The effective tax rate for the three and six months ended June 30, 2024 was 25.2% and 24.2%, respectively, compared to 25.6% and 24.5% for the same periods in 2023. For the three months ended June 30, 2024, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and energy credits related to homebuilding activities.
Our income tax rate for the second quarter of 2024 was lower than the same period last year, primarily due to a reduction of income related to non-controlling interest, non-deductible executive compensation, and excess tax benefits from share-based compensation.
Net Income
Net income and diluted earnings per share for the three months ended June 30, 2024 was $199.5 million and $1.86, respectively. Net income and diluted earnings per share for the three months ended June 30, 2023 was $234.6 million and $2.12, respectively. The decreases in net income and diluted earnings per share from the prior year were primarily attributable to lower gross margin, combined with higher general and administrative expenses.

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
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2024	December 31, 2023
Total cash, excluding restricted cash	$246,845	$798,568
$1 Billion Revolving Credit Facility availability(1)	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability	100,000	100,000
Letters of credit outstanding	(57,042)	(61,181)
Revolving Credit Facilities availability	1,042,958	1,038,819
Total liquidity	$1,289,803	$1,837,387
(1)Subsequent to quarter-end, we borrowed $100 million under our $1 Billion Revolving Credit Facility.

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources under our Revolving Credit Facilities to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, payments of ongoing operating expenses, and repurchases of our common stock. We believe we will generate sufficient cash from our operations to meet the demands for such payments, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands. As part of our operations, we may also from time to time purchase our outstanding debt or common stock through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt and/or purchases of common stock, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flow Activities
Operating Cash Flow Activities
Our net cash used in operating activities was $364.1 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $607.1 million for the six months ended June 30, 2023. The change in cash used in operating activities is primarily due to an increase spend in real estate inventory and land deposits as well as an increase in our mortgage loans held for sale.
Investing Cash Flow Activities
Net cash used in investing activities was $57.3 million for the six months ended June 30, 2024, compared to $44.8 million for the six months ended June 30, 2023. The increase in cash used in investing activities was primarily due to an increase in investments of capital into unconsolidated entities.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Cash Flow Activities
Net cash used in financing activities was $137.0 million for the six months ended June 30, 2024, compared to $60.9 million for the six months ended June 30, 2023. The increase in cash used in financing activities was primarily due to higher repurchases of common stock, including our accelerated share repurchase program, during the six months ended June 30, 2024 compared to the same period in the prior year.
Debt Instruments
For information regarding our debt instruments, including the terms governing our senior notes and our Revolving Credit Facilities, see Note 7 - Debt to the unaudited Condensed consolidated financial statements included in this quarterly report.
Off-Balance Sheet Arrangements as of June 30, 2024
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders, and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
In certain of our unconsolidated joint ventures, the joint ventures enter into loan agreements, whereby we or one of our subsidiaries will provide the joint venture lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.
For the six months ended June 30, 2024 and 2023, total cash investments of capital into unconsolidated joint ventures were $45.0 million and $24.1 million, respectively.
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $1.5 billion at June 30, 2024 and December 31, 2023.
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
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2024 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2024, approximately 87% of our debt was fixed rate and 13% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facilities and to borrowings by TMHF under its various mortgage warehouse facilities. As of June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facilities. We had approximately $1.0 billion of additional availability for borrowings under the Revolving Credit Facilities including $143.0 million of additional availability for letters of credit under our $1 Billion Revolving Credit Facility as of June 30, 2024 (giving effect to $57.0 million of letters of credit outstanding as of such date).
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
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2024. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed Rate Debt	$119.6	$134.7	$99.1	$562.6	$461.0	$504.3	$1,881.3	$1,852.9
Weighted average interest rate(1)	3.1%	3.1%	3.1%	5.4%	5.5%	5.6%	5.1%
Variable Rate Debt(2)	$276.2	$—	$—	$—	$—	$—	$276.2	$276.2
Weighted average interest rate	6.9%	—%	—%	—%	—%	—%	6.9%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2024, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.8 million per year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as of June 30, 2024 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 13 - Commitments and Contingencies under “Legal Proceedings” in the Notes to the unaudited Condensed consolidated financial statements included in this quarterly report and is incorporated by reference herein.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 15, 2023, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of the Company's Common Stock through December 31, 2025. As of June 30, 2024, we had approximately $298.1 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of Common Stock, and the program may be suspended, extended, modified or discontinued at any time. The table below sets forth information regarding repurchases by the Company of it's Common Stock during the three months ended June 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1 to April 30, 2024	341,594	55.25	341,594	$383,968
May 1 to May 31, 2024	178,835	56.71	178,835	373,826
June 1 to June 30, 2024(1)	1,183,374	55.55	1,183,374	298,095
Total	1,703,803	55.61	1,703,803	$298,095
(1) In June 2024, the Company entered into an ASR program (the “ASR Agreement”) in which the Company paid a third-party financial institution $50 million and received an initial delivery of approximately 720,461 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on June 7, 2024. The total number of shares that the Company will ultimately repurchase under the ASR Agreement will be determined based on the volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the ASR Agreement is expected to occur no later than the third quarter of 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024 none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (and contained in Exhibit 101).

*Filed herewith
**Furnished herewith
The agreements, if any, filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements themselves, and you should not rely on them other than for that purpose. In particular, any representations and warranties made by us in these agreements were made solely within the specific context of the relevant agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
TAYLOR MORRISON HOME CORPORATION 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	July 24, 2024
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)
TAYLOR MORRISON HOME CORPORATION 10-Q