Form 10-Q
period 2024-09-30
Taylor Morrison Home Corp
filed 2024-10-24
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2024
Common stock, $0.00001 par value	103,477,894

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023
	3		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023
	6		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023
	7		Notes to the Unaudited Condensed Consolidated Financial Statements
	23	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	37	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	38	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	39	ITEM 1.	Legal Proceedings
	39	ITEM 1A.	Risk Factors
	40	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	40	ITEM 3.	Defaults Upon Senior Securities
	40	ITEM 4.	Mine Safety Disclosures
	40	ITEM 5.	Other Information
	41	ITEM 6.	Exhibits

	42	SIGNATURES
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$256,447	$798,568
Restricted cash	846	8,531
Total cash	257,293	807,099
Real estate inventory:
Owned inventory	6,265,280	5,473,828
Consolidated real estate not owned	175,245	71,618
Total real estate inventory	6,440,525	5,545,446
Land deposits	273,967	203,217
Mortgage loans held for sale	265,356	193,344
Lease right of use assets	69,083	75,203
Prepaid expenses and other assets, net	336,051	290,925
Other receivables, net	207,595	184,518
Investments in unconsolidated entities	397,061	346,192
Deferred tax assets, net	67,825	67,825
Property and equipment, net	322,483	295,121
Goodwill	663,197	663,197
Total assets	$9,300,436	$8,672,087
Liabilities
Accounts payable	$269,300	$263,481
Accrued expenses and other liabilities	577,501	549,074
Lease liabilities	79,426	84,999
Income taxes payable	5,528	—
Customer deposits	307,510	326,087
Estimated development liabilities	19,241	27,440
Senior notes, net	1,470,014	1,468,695
Loans payable and other borrowings	439,878	394,943
Revolving credit facility borrowings	—	—
Mortgage warehouse facilities borrowings	233,331	153,464
Liabilities attributable to consolidated real estate not owned	175,245	71,618
Total liabilities	$3,576,974	$3,339,801
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	5,723,462	5,332,286
Total liabilities and stockholders’ equity	$9,300,436	$8,672,087
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Home closings revenue, net	$2,029,134	$1,611,883	$5,585,516	$5,221,225
Land closings revenue	27,820	14,291	48,279	31,439
Financial services revenue	49,654	40,045	145,529	117,108
Amenity and other revenue	14,234	9,326	32,323	28,194
Total revenue	2,120,842	1,675,545	5,811,647	5,397,966
Cost of home closings	1,525,825	1,238,999	4,231,740	3,980,749
Cost of land closings	27,010	13,572	50,915	30,620
Financial services expenses	27,304	23,128	80,553	70,618
Amenity and other expenses	9,634	8,128	28,237	25,010
Total cost of revenue	1,589,773	1,283,827	4,391,445	4,106,997
Gross margin	531,069	391,718	1,420,202	1,290,969
Sales, commissions and other marketing costs	117,714	98,797	334,270	304,591
General and administrative expenses	81,627	68,994	231,970	205,904
Net income from unconsolidated entities	(707)	(1,934)	(6,086)	(7,049)
Interest expense/(income), net	3,379	(5,782)	7,423	(12,013)
Other (income)/expense, net	(3,635)	2,968	3,837	6,683
Loss on extinguishment of debt, net	—	269	—	269
Income before income taxes	332,691	228,406	848,788	792,584
Income tax provision	81,219	57,960	206,241	196,005
Net income before allocation to non-controlling interests	251,472	170,446	642,547	596,579
Net (income)/loss attributable to non-controlling interests	(346)	245	(1,691)	(235)
Net income	$251,126	$170,691	$640,856	$596,344
Earnings per common share:
Basic	$2.41	$1.57	$6.08	$5.48
Diluted	$2.37	$1.54	$5.97	$5.40
Weighted average number of shares of common stock:
Basic	104,132	108,837	105,359	108,827
Diluted	106,089	110,622	107,361	110,536
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)
For the three months ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — June 30, 2024	104,425,808	$1	$3,070,721	57,407,167	$(1,463,616)	$3,900,274	$896	$18,266	$5,526,542
Net income	—	—	—	—	—	251,126	—	346	251,472
Exercise of stock options and issuance of restricted stock units, net(1)	87,624	—	1,989	—	—	—	—	—	1,989
Repurchase of common stock(2)	(1,043,479)	—	—	1,043,479	(61,849)	—	—	—	(61,849)
Stock compensation expense	—	—	5,461	—	—	—	—	—	5,461
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(153)	(153)
Balance – September 30, 2024	103,469,953	$1	$3,078,171	58,450,646	$(1,525,465)	$4,151,400	$896	$18,459	$5,723,462
(1) Dollar amount includes $2.0 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes $50.0 million of Accelerated Share Repurchases and an incremental amount related to the 1% excise tax on share repurchases.
For the three months ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance - June 30, 2023	109,443,784	$1	$3,051,377	51,506,248	$(1,140,706)	$3,167,268	$359	$17,014	5,095,313
Net income	—	—	—	—	—	170,691	—	(245)	170,446
Exercise of stock options and issuance of restricted stock units, net(1)	164,510	—	3,649	—	—	—	—	—	3,649
Repurchase of common stock	(2,169,657)	—	—	2,169,657	(100,000)	—	—	—	(100,000)
Stock compensation expense	—	—	5,702	—	—	—	—	—	5,702
Balance – September 30, 2023	107,438,637	$1	$3,060,728	53,675,905	$(1,240,706)	$3,337,959	$359	$16,769	$5,175,110
(1) Dollar amount includes $3.7 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

For the nine months ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders’ Equity
Balance – December 31, 2023	106,917,636	$1	$3,068,597	54,211,879	$(1,265,097)	$3,510,544	$896	$17,345	$5,332,286
Net income	—	—	—	—	—	640,856	—	1,691	642,547
Exercise of stock options and issuance of restricted stock units, net(1)	791,084	—	(7,442)	—	—	—	—	—	(7,442)
Repurchase of common stock(2)	(4,238,767)	—	—	4,238,767	(260,368)	—	—	—	(260,368)
Stock compensation expense	—	—	17,016	—	—	—	—	—	17,016
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(577)	(577)
Balance – September 30, 2024	103,469,953	$1	$3,078,171	58,450,646	$(1,525,465)	$4,151,400	$896	$18,459	$5,723,462
(1) Dollar amount includes $7.5 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes $150.0 million of Accelerated Share Repurchases and an incremental amount related to the 1% excise tax on share repurchases.
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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$642,547	$596,579
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net income from unconsolidated entities	(6,086)	(7,049)
Stock compensation expense	17,016	18,506
Loss on extinguishment of debt, net	—	269
Distributions of earnings from unconsolidated entities	11,265	7,377
Depreciation and amortization	31,494	23,717
Operating lease expense	16,089	19,271
Debt issuance costs amortization	2,223	2,574
Estimated development liabilities change in estimate	(8,175)	—
Inventory impairment charges	2,325	11,791
Land held for sale write-down	6,782	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(871,310)	(87,776)
Mortgage loans held for sale, prepaid expenses and other assets	(183,674)	24,081
Customer deposits	(18,577)	(31,548)
Accounts payable, accrued expenses and other liabilities	124,383	(27,231)
Income taxes payable	5,528	—
Net cash (used in)/provided by operating activities	$(228,170)	$550,561
Cash Flows from Investing Activities:
Purchase of property and equipment	(26,270)	(47,042)
Distributions of capital from unconsolidated entities	18,599	733
Investments of capital into unconsolidated entities	(74,647)	(47,795)
Net cash used in investing activities	$(82,318)	$(94,104)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	—	2,426
Repayments on loans payable and other borrowings	(52,093)	(18,367)
Borrowings on revolving credit facility	100,000	—
Repayments on revolving credit facility	(100,000)	—
Borrowings on mortgage warehouse facilities	2,588,250	2,203,261
Repayments on mortgage warehouse facilities	(2,508,383)	(2,317,688)
Repayments on senior notes	—	(350,000)
Changes in stock option exercises and issuance of restricted stock units, net	(7,442)	16,733
Payment of principal portion of finance lease	(1,382)	(1,313)
Repurchase of common stock, net	(257,691)	(103,568)
Cash and distributions to non-controlling interests of consolidated joint ventures	(577)	—
Net cash used in financing activities	$(239,318)	$(568,516)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(549,806)	$(112,059)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	807,099	726,635
Cash, Cash Equivalents, and Restricted Cash — End of period	$257,293	$614,576
Supplemental Cash Flow Information
Income tax paid, net	$(188,723)	$(154,267)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$212,527	$126,903
Change in inventory not owned	$103,627	$(23,548)
Accrual of excise tax on share repurchases	$(2,678)	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We are the general contractors for all real estate projects and engage subcontractors for home construction and land development. Our homebuilding segments operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.
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
Joint Ventures — We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income/loss from the percentage of the joint venture not owned by us is presented as “Net (income)/loss attributable to non-controlling interests” on the unaudited Condensed consolidated statement of operations. The equity from the percentage of the joint ventures not owned by us is presented as “Non-controlling interests” on the unaudited Condensed consolidated statement of stockholders’ equity. The balance of non-controlling interests will fluctuate from period to period as a result of activities within the respective joint ventures which may include the allocation of income or losses and distributions or contributions associated with the partners within the joint venture.
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("Topic 360"). We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these projections and estimates may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended September 30, 2024, there was no inventory impairment recorded. For the nine months ended September 30, 2024, we recorded $2.3 million of inventory impairment relating to one of our communities in our East reporting segment. For the three and nine months ended September 30, 2023, we recorded $11.8 million of impairment charges relating to one of our communities in our West reporting segment. Inventory impairments are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for impairment and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2024 and December 31, 2023, we had no long-term strategic assets.
Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the immediate use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest expense/(income), net on the unaudited Condensed consolidated statements of operations. The entities grant us an option to acquire lots in staged takedowns. In consideration for this option, we make a non-significant and non-refundable cash deposit. We are not legally obligated to purchase the lots, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the unaudited Condensed consolidated balance sheets.
As of September 30, 2024 and December 31, 2023, we had the right to purchase 5,822 lots and 5,818 lots under such land agreements for an aggregate purchase price of $968.4 million and $822.1 million, respectively. We are not legally obligated to purchase the balance of the lots. As of September 30, 2024 and December 31, 2023, our exposure to loss related to deposits on land banking arrangements totaled $127.4 million and $129.2 million, respectively.

We believe there are other land bank providers that could be substituted should our existing providers become unavailable or non-competitive with respect to land banking of future land. Therefore, we do not believe that the loss of our relationship with our current land bank providers would have a material adverse effect on our business, financial condition, or cash flows.
Assets Held for Sale
Real estate and inventory assets are considered held for sale once it is determined all criteria in accordance with Topic 360 have been met. The criteria includes the following considerations: (i) whether the company is committed to a plan to sell, (ii) whether the asset is available for immediate sale in the asset's present condition, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made and that the plan will be withdrawn. Real estate and inventory assets held for sale are reported at the lower of carrying value or estimated fair value, less estimated costs to sell. The estimated fair value is generally based on a
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
sales listing agreement, purchase and sales agreement, letter of intent, broker price opinion, recent offers received, prices for assets in recent comparable sales transactions, or other third-party estimate. Impairment loss on real estate or inventory assets held for sale is recognized when the carrying value is greater than the fair value less estimated costs to sell, which is based on the estimated sales price of the property. In the event an asset classified as held for sale no longer meets the criteria for held for sale classification the asset is reclassified as held for use at the lower of the fair value or the depreciated basis as if the asset had continued to be used.
Inventory Assets Held for Sale - In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. For the three months ended September 30, 2024, we did not record any fair value adjustments for land held for sale. For the nine months ended September 30, 2024, we recorded $6.8 million of fair value adjustments for land held for sale in our West reporting segment. For the three and nine months ended September 30, 2023, we had no such charges. Adjustments for land held for sale are recorded within Cost of land closings on the unaudited Condensed consolidated statements of operations.
Real Estate Assets Held for Sale - During the three months ended September 30, 2024, we entered into an exclusive listing agreement for one Build-To-Rent asset in Texas and one Build-To-Rent asset in Arizona. As of September 30, 2024, we determined these two Build-To-Rent assets, which are in our Corporate and Unallocated operating and reporting segment, to be classified as held for sale based on the criteria above. We expect both sales to occur during the fourth quarter of 2024. The carrying amounts for these Build-To-Rent assets are $38.6 million and $41.6 million, respectively and are included in property and equipment, net on the unaudited Condensed consolidated balance sheets. As the fair value is greater than the carrying value for each asset, no adjustment to fair value was recorded. There were no assets classified as held for sale as of December 31, 2023.
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
We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment's carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs of the unconsolidated entity, trends in the general economic environment of the land, entitlement status of the land held by the unconsolidated entity, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships among the entity's partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded no impairment charges related to the investments in unconsolidated entities for the three and nine months ended September 30, 2024 and 2023.
Treasury Stock — We account for treasury stock, including the shares repurchased as part of our Accelerated Share Repurchase ("ASR") programs, in accordance with ASC Topic 505-30, Equity—Treasury Stock. Repurchased shares are reflected as a reduction in stockholders' equity. Refer to Note 10 - Stockholders' Equity for additional discussion regarding ASR programs.
Revenue Recognition — Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard's core principle requires an entity to recognize revenue when it transfers promised
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires all public entities to report segment information in accordance with Topic 280. The guidance will be effective for the annual reporting period ending December 31, 2024 but entities may early adopt. We do not believe the adoption of ASU 2023-07 will have a material impact on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period beginning January 1, 2025. We are currently evaluating ASU 2023-09 and do not expect it to have a material effect on our consolidated financial statements and disclosures.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to TMHC by the weighted average number of shares of Common Stock (as defined in Note 10) outstanding during the period. Diluted earnings per share gives effect to
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of Common Stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$251,126	$170,691	$640,856	$596,344
Denominator:
Weighted average shares – basic	104,132	108,837	105,359	108,827
Restricted stock units	877	940	970	895
Stock Options	1,080	845	1,032	814
Weighted average shares – diluted	106,089	110,622	107,361	110,536
Earnings per common share – basic:
Net income	$2.41	$1.57	$6.08	$5.48
Earnings per common share – diluted:
Net income	$2.37	$1.54	$5.97	$5.40
The above calculations of weighted average shares exclude 128,700 and 113,664 of anti-dilutive stock options and unvested performance and non-performance restricted stock units ("RSUs") for the three and nine months ended September 30, 2024, respectively, and 353,947 and 282,124 of anti-dilutive stock options and RSUs for the three and nine months ended September 30, 2023, respectively.
In addition, 145,201 shares relating to our ASR (refer to Note 10 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the three and nine months ended September 30, 2024, respectively. There were no ASR transactions in 2023.
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of
(Dollars in thousands)	September 30, 2024	December 31, 2023
Real estate developed and under development	$4,342,785	$3,855,534
Real estate held for development or held for sale (1)	49,753	29,317
Total land inventory	4,392,538	3,884,851
Operating communities (2)	1,705,198	1,414,528
Capitalized interest	167,544	174,449
Total owned inventory	6,265,280	5,473,828
Consolidated real estate not owned	175,245	71,618
Total real estate inventory	$6,440,525	$5,545,446
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
retaining any non-refundable deposits. We are also not legally obligated to purchase the balance of the lots. Deposits related to these lots are capitalized when paid and classified as Land deposits until the associated property is purchased.
A summary of owned and controlled lots is as follows:

	As of
	September 30, 2024	December 31, 2023
Owned lots:
Undeveloped	13,726	13,418
Under development	9,971	8,848
Finished	11,239	11,811
Total owned lots	34,936	34,077
Controlled lots:
Land option purchase contracts	10,028	8,621
Land banking arrangements	5,822	5,818
Other controlled lots(1)	32,793	23,846
Total controlled lots	48,643	38,285
Total owned and controlled lots	83,579	72,362
Homes in inventory	8,490	7,867
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

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest capitalized - beginning of period	$172,263	$191,304	$174,449	$190,123
Interest incurred and capitalized(1)	25,345	28,270	75,087	94,452
Interest amortized to cost of home closings	(30,064)	(32,377)	(81,992)	(97,378)
Interest capitalized - end of period	$167,544	$187,197	$167,544	$187,197
(1) Excludes Interest expense/(income), net on the unaudited Condensed consolidated statements of operations as such amounts are not capitalizable.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Assets:
Real estate inventory	$1,232,415	$952,223
Other assets	198,446	182,517
Total assets	$1,430,861	$1,134,740
Liabilities and owners’ equity:
Debt	$469,811	$317,224
Other liabilities	72,963	50,739
Total liabilities	$542,774	$367,963
Owners’ equity:
TMHC	$397,061	$346,192
Others	491,026	420,585
Total owners’ equity	$888,087	$766,777
Total liabilities and owners’ equity	$1,430,861	$1,134,740

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$65,075	$44,010	$228,227	$95,647
Costs and expenses	(63,094)	(37,810)	(212,450)	(76,575)
Net income	$1,981	$6,200	$15,777	$19,072
TMHC’s share in net income of unconsolidated entities	$707	$1,934	$6,086	$7,049
Distributions to TMHC from unconsolidated entities	$14,837	$2,226	$29,864	$8,110
Consolidated Entities
As of September 30, 2024, assets of consolidated joint ventures totaled $256.5 million, of which $19.6 million was cash and cash equivalents, $74.0 million was owned real estate inventory, and $119.2 million was property and equipment, net (primarily related to Urban Form). The majority of this property and equipment balance is held for investment as of September 30, 2024. As of December 31, 2023, the assets of consolidated joint ventures totaled $265.2 million, of which $29.8 million was cash and cash equivalents, $70.2 million was owned real estate inventory, and $121.3 million was property and equipment, net (primarily related to Urban Form). The liabilities of the consolidated joint ventures totaled $79.9 million and $133.8 million as of September 30, 2024 and December 31, 2023, respectively, and were primarily comprised of loans payable and other borrowings, accounts payable and accrued expenses and other liabilities.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Real estate development costs to complete	$42,611	$46,114
Compensation and employee benefits	145,485	149,095
Self-insurance and warranty reserves	193,313	184,448
Interest payable	26,983	31,042
Property and sales taxes payable	45,476	30,887
Other accruals	123,633	107,488
Total accrued expenses and other liabilities	$577,501	$549,074

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Reserve - beginning of period	$181,790	$160,326	$184,448	$161,675
Additions to reserves	20,971	16,385	63,161	55,720
Cost of claims incurred	(18,423)	(18,795)	(68,329)	(62,622)
Changes in estimates to pre-existing reserves	8,975	12,320	14,033	15,463
Reserve - end of period	$193,313	$170,236	$193,313	$170,236
(1) Includes amount reclassified from Additions to reserves to Changes in estimates to pre-existing reserves.
Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves.
7. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2024			December 31, 2023
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	500,000	(2,085)	497,915	500,000	(2,672)	497,328
6.625% Senior Notes due 2027(1)	27,070	805	27,875	27,070	1,022	28,092
5.75% Senior Notes due 2028	450,000	(2,078)	447,922	450,000	(2,551)	447,449
5.125% Senior Notes due 2030	500,000	(3,698)	496,302	500,000	(4,174)	495,826
Senior Notes subtotal	$1,477,070	$(7,056)	$1,470,014	$1,477,070	$(8,375)	$1,468,695
Loans payable and other borrowings	439,878	—	439,878	394,943	—	394,943
$1 Billion Revolving Credit Facility(2)	—	—	—	—	—	—
Mortgage warehouse facilities borrowings	233,331	—	233,331	153,464	—	153,464
Total debt	$2,150,279	$(7,056)	$2,143,223	$2,025,477	$(8,375)	$2,017,102
(1) Unamortized debt issuance premium is reflective of fair value adjustments as a result of purchase accounting.
(2) Unamortized debt issuance costs are included in the Prepaid expenses and other assets, net on the unaudited Condensed consolidated balance sheets.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2023. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated Financial Statements in our Annual Report. As of September 30, 2024, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility
Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. During the three months ended September 30, 2024, we borrowed and repaid $100.0 million under our $1 Billion Revolving Credit Facility. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, we had $2.2 million and $2.9 million, respectively, of unamortized debt issuance costs relating to our $1 Billion Revolving Credit Facility, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, we had $54.2 million and $61.2 million, respectively, of utilized letters of credit, resulting in $945.8 million and $938.8 million, respectively, of availability under the $1 Billion Revolving Credit Facility.
As of September 30, 2024, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.

$100 million Revolving Credit Facility
Our $100 million Revolving Credit Facility matured on its maturity date of September 17, 2024 and was not renewed.
Mortgage Warehouse Borrowings
The following is a summary of our mortgage warehouse facilities borrowings (in thousands):

	As of September 30, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$37,036	$60,000	Term SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse C	64,906	100,000	Term SOFR + 1.50%	on Demand	Mortgage Loans
Warehouse D	63,359	100,000	Daily SOFR + 1.50%	September 3, 2025	Mortgage Loans
Warehouse E	68,030	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$233,331	$360,000

	As of December 31, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (2)
Warehouse A	$13,477	$60,000	Term SOFR + 1.70%	on Demand	Mortgage Loans
Warehouse C	25,567	100,000	Term SOFR + 1.65%	on Demand	Mortgage Loans
Warehouse D	56,745	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage Loans
Warehouse E	57,675	100,000	Term SOFR + 1.60%	on Demand	Mortgage Loans
Total	$153,464	$360,000
(1) Secured Overnight Financing Rate ("SOFR")
(2) The mortgage warehouse facilities borrowings outstanding as of September 30, 2024 and December 31, 2023 were collateralized by $265.4 million and $193.3 million, respectively, of mortgage loans held for sale.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2024 and December 31, 2023 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
schedule. Loans payable bear interest at rates that ranged from 0% to 11% and 0% to 9% at September 30, 2024 and December 31, 2023, respectively. We impute interest for loans with no stated interest rates.
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
The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. Derivative assets and liabilities include interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse facilities borrowings, and loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our senior notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2024, when compared to December 31, 2023.
The carrying value and fair value of our financial instruments are as follows:

		September 30, 2024		December 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$265,356	$265,356	$193,344	$193,344
IRLCs	3	(3,517)	(3,517)	1,489	1,489
MBSs	2	542	542	(5,055)	(5,055)
Mortgage warehouse facilities borrowings	2	233,331	233,331	153,464	153,464
Loans payable and other borrowings	2	439,878	439,878	394,943	394,943
5.875% Senior Notes due 2027 (1)	2	497,915	510,025	497,328	502,500
6.625% Senior Notes due 2027 (1)	2	27,875	27,128	28,092	26,529
5.75% Senior Notes due 2028 (1)	2	447,922	458,163	447,449	451,571
5.125% Senior Notes due 2030 (1)	2	496,302	497,670	495,826	483,690
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

As of September 30, 2024, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
9. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2024 was 24.4% and 24.3%, respectively, compared to 25.4% and 24.7% for the same periods in 2023. For the three months ended September 30, 2024, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, credits related to homebuilding activities, non-deductible executive compensation, and excess tax benefits from share-based compensation.
There were no unrecognized tax benefits as of September 30, 2024 or December 31, 2023.
10. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.
Stock Repurchase Program
On December 15, 2023 the Board of Directors authorized a renewal of the Company's then-existing stock repurchase program which permits the repurchase up to $500 million of the Company’s common stock through December 31, 2025. Repurchases under the program may occur from time to time through open market purchases, privately negotiated transactions or other transactions. On October 23, 2024, the Board of Directors authorized a renewal of the Company’s stock repurchase program through December 31, 2026, which authorization replaced the Company’s prior $500 million repurchase authorization scheduled to expire on December 31, 2025. The stock repurchase program, as renewed, permits the repurchase of up to $1 billion of the Company’s Common Stock from October 23, 2024 through December 31, 2026.

Using the availability under our stock repurchase program, we entered into three separate ASR agreements with the same financial institution during the nine months ended September 30, 2024. We paid $50.0 million for each agreement and received an initial delivery of 80% of common stock shares, with the remaining 20% received (or to be received) at final settlement in accordance with the terms of each ASR agreement. The final settlements for the first and second ASR agreements occurred during the third quarter of 2024, at which time, the volume-weighted average price calculations over the term of the ASR agreement were used to determine the final number of shares to be delivered. Final settlement of the third ASR agreement is expected to occur during the fourth quarter of 2024 consistent with the terms of the first and second ASR agreements. We accounted for the ASRs as common stock repurchases and forward contracts indexed to our own common stock. We determined that the equity classification criteria was met for the forward contracts; therefore, they were not accounted for as derivative instruments.

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Number of Shares)	2024	2023	2024	2023
March 5, 2024 ASR Agreement	165,467	—	870,810	—
June 7, 2024 ASR Agreement	88,444	—	808,905	—
September 12, 2024 ASR Agreement	580,804	—	580,804	—
Number of shares repurchased with ASR	834,715	—	2,260,519	—
Other share repurchases(1)	208,764	2,169,657	1,978,248	2,278,982
Total share repurchases - end of period	1,043,479	2,169,657	4,238,767	2,278,982
(1) Amount represents shares repurchased under our existing share repurchase program which are not part of ASRs.

The following table summarizes our spend on share repurchases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Amount available for repurchase — beginning of period	$298,095	$275,570	$494,489	$279,138
Amount repurchased(1)	(61,297)	(100,000)	(257,691)	(103,568)
Amount available for repurchase — end of period	$236,798	$175,570	$236,798	$175,570
(1) 2024 amounts include the amount paid for our ASR programs.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a one percent excise tax on the net repurchase of company stock. We have accrued such tax as of September 30, 2024 and included in the cost of treasury stock repurchases on our unaudited Condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2024.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of September 30, 2024, we had an aggregate of 4,874,559 shares of Common Stock available for future grants under the Plan.
The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of September 30, 2024:

	RSUs and PRSUs		Stock Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price Per Share
Balance at September 30, 2024	1,338,592	$38.15	2,088,092	$28.67
The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units (1)	$4,390	$4,615	$13,834	$15,502
Stock options	1,071	1,087	3,182	3,004
Total stock compensation expense	$5,461	$5,702	$17,016	$18,506
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At September 30, 2024 and December 31, 2023, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $35.2 million and $26.5 million, respectively.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. Segment information is as follows (in thousands):

	Three Months Ended September 30, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$766,821	$517,418	$781,626	$49,654	$5,323	$2,120,842
Gross margin	209,650	127,647	169,652	22,350	1,770	531,069
Selling(2), general and administrative expenses	(56,260)	(45,188)	(48,315)	—	(49,578)	(199,341)
Net income/(loss) from unconsolidated entities	—	38	(4)	1,337	(664)	707
Interest and other income/(expense), net(3)	6,092	(2,436)	(2,323)	438	(1,515)	256
Income/(loss) before income taxes	$159,482	$80,061	$119,010	$24,125	$(49,987)	$332,691
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions and other marketing costs.
(3) Interest and other income/(expense), net includes pre-acquisition write-offs on terminated projects. In addition, the East reporting segment includes the estimated development liabilities change in estimate for the three months ended September 30, 2024.

	Three Months Ended September 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$582,557	$433,610	$615,817	$40,045	$3,516	$1,675,545
Gross margin	158,096	109,481	106,103	16,917	1,121	391,718
Selling(2), general and administrative expenses	(42,957)	(37,712)	(45,442)	91	(41,771)	(167,791)
Net (loss)/income from unconsolidated entities	—	(81)	341	1,671	3	1,934
Interest and other (expense)/income, net(3)	(425)	(2,380)	(2,929)	—	8,548	2,814
Loss on extinguishment of debt, net	—	—	—	—	(269)	(269)
Income/(loss) before income taxes	$114,714	$69,308	$58,073	$18,679	$(32,368)	$228,406
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	Nine Months Ended September 30, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$2,008,762	$1,489,313	$2,153,531	$145,529	$14,512	$5,811,647
Gross margin	533,690	374,506	442,650	64,976	4,380	1,420,202
Selling(2), general and administrative expenses	(155,523)	(124,546)	(141,130)	—	(145,041)	(566,240)
Net (loss)/income from unconsolidated entities	—	(31)	49	7,235	(1,167)	6,086
Interest and other income/(expense), net(3)	4,705	(7,712)	(8,950)	1,772	(1,075)	(11,260)
Income/(loss) before income taxes	$382,872	$242,217	$292,619	$73,983	$(142,903)	$848,788
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions and other marketing costs.
(3) Interest and other income/(expense), net includes pre-acquisition write-offs on terminated projects. In addition, the East reporting segment includes the estimated development liabilities change in estimate for the nine months ended September 30, 2024.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Total revenue	$1,933,434	$1,521,829	$1,815,980	$117,108	$9,615	$5,397,966
Gross margin	526,968	381,279	333,843	46,490	2,389	1,290,969
Selling(2), general and administrative expenses	(133,908)	(120,058)	(133,027)	—	(123,502)	(510,495)
Net (loss)/income from unconsolidated entities	—	(63)	(67)	7,205	(26)	7,049
Interest and other (expense)/income, net(3)	(2,773)	(5,241)	(2,157)	—	15,501	5,330
Loss on extinguishment of debt, net	—	—	—	—	(269)	(269)
Income/(loss) before income taxes	$390,287	$255,917	$198,592	$53,695	$(105,907)	$792,584
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes sales, commissions and other marketing costs.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	As of September 30, 2024
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,379,080	$1,315,754	$3,019,658	$—	$—	$6,714,492
Investments in unconsolidated entities	81,378	133,182	94,932	5,483	82,086	397,061
Other assets	156,550	220,638	617,623	344,899	849,173	2,188,883
Total assets	$2,617,008	$1,669,574	$3,732,213	$350,382	$931,259	$9,300,436
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2023
	East	Central	West	Financial Services	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,909,084	$1,181,014	$2,658,565	$—	$—	$5,748,663
Investments in unconsolidated entities	63,628	125,610	88,219	5,483	63,252	346,192
Other assets	177,739	214,685	616,210	298,451	1,270,147	2,577,232
Total assets	$2,150,451	$1,521,309	$3,362,994	$303,934	$1,333,399	$8,672,087
(1) Includes the assets from our Build-To-Rent and Urban Form operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.4 billion and $1.3 billion as of September 30, 2024 and December 31, 2023, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2024 will be drawn upon.
Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine conduct of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for land under these contracts was $1.8 billion at September 30, 2024 and $1.5 billion at December 31, 2023, respectively.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At September 30, 2024 and December 31, 2023, our legal accruals were $37.6 million and $26.2 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc. (an acquired AV Homes entity) ("Avatar"), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violates various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). The class action complaint sought an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal (the "District Court") on November 29, 2021, and the plaintiffs agreed to continue to pay club membership fees pending the outcome of the appeal. On June 23, 2023 the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court, and we filed a notice to invoke the discretionary review of the Florida Supreme Court. On November 2, 2023, the Florida Supreme Court declined to exercise jurisdiction.
Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the three months ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, pre-judgment interest and post-judgment interest. We have recorded an accrual for our estimated liability with respect to the plaintiff’s legal fees and costs for this matter, which is reflected in our legal accruals as of September 30, 2024 and is not material to our condensed consolidated financial statements. Plaintiffs have also asserted claims for additional pre-judgment interest, for which we believe we have substantial defenses. Hearings on the plaintiffs' claims for additional pre-judgment interest and legal fees were held on July 2, 2024 and July 29, 2024, respectively, and remain under the court's consideration.

After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar claims. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. On February 25, 2022, the court stayed the action pending the resolution of the Solivita litigation. Following the resolution of the Solivita appeal, the court held a case
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
management conference to create timelines for the case. The parties have reached a tentative agreement regarding class certification, which will require approval of the court. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of September 30, 2024.
Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. We recorded lease expense of approximately $4.6 million and $16.1 million for the three and nine months ended September 30, 2024, respectively, and $5.8 million and $19.3 million for the three and nine months ended September 30, 2023, respectively, within General and administrative expenses on our unaudited Condensed consolidated statements of operations.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instrument assets/(liabilities) as of the periods presented:

	As of
	September 30, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(3,517)	$299,712	$1,489	$219,129
MBSs	542	702,000	(5,055)	285,000
Total	$(2,975)		$(3,566)
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $319.5 million and $242.6 million as of September 30, 2024 and December 31, 2023, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.
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
15. ESTIMATED DEVELOPMENT LIABILITIES

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

In the third quarter of 2024, we changed our estimate for the liability related to the Poinciana home sites because of a change in installation policy, to perform infrastructure work for only lot owners that meet specific criteria, such as having privity of contract with the original sale documents. We changed the method of estimating from using third-party engineer cost estimates to a method of identifying the actual number of home sites eligible for the future utility improvements, by reviewing chain of title, and inspection of home sites to better estimate our liability. The change in estimate resulted in a $8.2 million reduction of the Poinciana related liability.
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
Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Company's Annual Report. and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.
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
As of September 30, 2024, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,600 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.
Third Quarter 2024 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):
•Diluted EPS increased 54% to $2.37
•Net sales orders increased 9% to 2,830
•Home closings revenue of $2.0 billion, driven by 3,394 closings at an average price of $598,000
•Home closings gross margin of 24.8%, up from 23.1% a year ago
•83,579 homebuilding lots, of which a record 58% were controlled off balance sheet
•Share repurchases totaled $61 million during the quarter and $258 million year to date
•Total liquidity of $1.2 billion; no senior notes mature until 2027
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Statements of Operations Data:
Home closings revenue, net	$2,029,134	$1,611,883	$5,585,516	$5,221,225
Land closings revenue	27,820	14,291	48,279	31,439
Financial services revenue	49,654	40,045	145,529	117,108
Amenity and other revenue	14,234	9,326	32,323	28,194
Total revenue	2,120,842	1,675,545	5,811,647	5,397,966
Cost of home closings	1,525,825	1,238,999	4,231,740	3,980,749
Cost of land closings	27,010	13,572	50,915	30,620
Financial services expenses	27,304	23,128	80,553	70,618
Amenity and other expenses	9,634	8,128	28,237	25,010
Total cost of revenue	1,589,773	1,283,827	4,391,445	4,106,997
Gross margin	531,069	391,718	1,420,202	1,290,969
Sales, commissions and other marketing costs	117,714	98,797	334,270	304,591
General and administrative expenses	81,627	68,994	231,970	205,904
Net income from unconsolidated entities	(707)	(1,934)	(6,086)	(7,049)
Interest expense/(income), net	3,379	(5,782)	7,423	(12,013)
Other (income)/expense, net	(3,635)	2,968	3,837	6,683
Loss on extinguishment of debt, net	—	269	—	269
Income before income taxes	332,691	228,406	848,788	792,584
Income tax provision	81,219	57,960	206,241	196,005
Net income before allocation to non-controlling interests	251,472	170,446	642,547	596,579
Net (income)/loss attributable to non-controlling interests	(346)	245	(1,691)	(235)
Net income	$251,126	$170,691	$640,856	$596,344
Home closings gross margin	24.8%	23.1%	24.2%	23.8%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.8%	6.1%	6.0%	5.8%
General and administrative expenses as a percentage of home closings revenue, net	4.0%	4.3%	4.2%	3.9%
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

EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization (EBITDA), and non-cash compensation expense, inventory or land impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, gain/loss on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements that the Company deems not to be in the ordinary course of business, in each case, as applicable in a given period.

Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance cost/(premium), net, and less mortgage warehouse facilities borrowings, net of unrestricted cash and cash equivalents (“net homebuilding debt”), by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).
Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our regions, and to set targets for performance-based compensation. We also use the net homebuilding debt to capitalization ratio as an indicator of overall leverage and to evaluate our performance against other companies in the homebuilding industry. In the future, we may include additional adjustments in the above-described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.
We believe adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin as well as EBITDA and adjusted EBITDA are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use net homebuilding debt to capitalization ratio to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance.
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

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023
Net income	$251,126	$170,691
Inventory impairment charges(1)	—	11,791
Loss on extinguishment of debt, net	—	269
Tax impact due to above non-GAAP reconciling items	—	(3,060)
Adjusted net income	$251,126	$179,691
Basic weighted average number of shares	104,132	108,837
Adjusted earnings per common share - Basic	$2.41	$1.65
Diluted weighted average number of shares	106,089	110,622
Adjusted earnings per common share - Diluted	$2.37	$1.62
Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Income before income taxes	$332,691	$228,406
Inventory impairment charges(1)	—	11,791
Loss on extinguishment of debt, net	—	269
Adjusted income before income taxes	$332,691	$240,466
Total revenue	$2,120,842	$1,675,545
Income before income taxes margin	15.7%	13.6%
Adjusted income before income taxes margin	15.7%	14.4%
Adjusted Home Closings Gross Margin

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Home closings revenue, net	$2,029,134	$1,611,883
Cost of home closings	1,525,825	1,238,999
Home closings gross margin	$503,309	$372,884
Inventory impairment charges(1)	—	11,791
Adjusted home closings gross margin	$503,309	$384,675
Home closings gross margin as a percentage of home closings revenue, net	24.8%	23.1%
Adjusted home closings gross margin as a percentage of home closings revenue, net	24.8%	23.9%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Net income before allocation to non-controlling interests	$251,472	$170,446
Interest expense/(income), net	3,379	(5,782)
Amortization of capitalized interest	30,064	32,377
Income tax provision	81,219	57,960
Depreciation and amortization	2,668	2,728
EBITDA	$368,802	$257,729
Non-cash compensation expense	5,461	5,702
Inventory impairment charges(1)	—	11,791
Loss on extinguishment of debt, net	—	269
Adjusted EBITDA	$374,263	$275,491
Total revenue	$2,120,842	$1,675,545
Net income before allocation to non-controlling interests as a percentage of total revenue	11.9%	10.2%
EBITDA as a percentage of total revenue	17.4%	15.4%
Adjusted EBITDA as a percentage of total revenue	17.6%	16.4%

(1) Included in Cost of home closings on the unaudited Condensed consolidated statements of operations.

Net Homebuilding Debt to Capitalization Ratio Reconciliation

(Dollars in thousands)	As of September 30, 2024	As of June 30, 2024	As of September 30, 2023
Total debt	$2,143,223	$2,150,021	$1,992,077
Plus: unamortized debt issuance cost, net	7,056	7,496	8,815
Less: mortgage warehouse facilities borrowings	(233,331)	(276,205)	(191,645)
Total homebuilding debt	$1,916,948	$1,881,312	$1,809,247
Total stockholders' equity	5,723,462	5,526,542	5,175,110
Total capitalization	$7,640,410	$7,407,854	$6,984,357
Total homebuilding debt to capitalization ratio	25.1%	25.4%	25.9%
Total homebuilding debt	1,916,948	1,881,312	1,809,247
Less: cash and cash equivalents	(256,447)	(246,845)	(613,811)
Net homebuilding debt	$1,660,501	$1,634,467	$1,195,436
Total stockholders' equity	$5,723,462	$5,526,542	$5,175,110
Total capitalization	$7,383,963	$7,161,009	$6,370,546
Net homebuilding debt to capitalization ratio	22.5%	22.8%	18.8%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023
Ending Active Selling Communities

	As of September 30,		Change
	2024	2023
East	120	107	12.1%
Central	106	94	12.8%
West	114	124	(8.1%)
Total	340	325	4.6%
The total ending active selling communities increased by 4.6% at September 30, 2024 when compared to September 30, 2023, primarily driven by our East and Central segments which had multiple master plan community openings. The increase of community openings were partially offset by community close-outs.
Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	1,140	940	21.3%	$610,892	$559,524	9.2%	$536	$595	(9.9)%
Central	747	641	16.5%	398,587	374,224	6.5%	534	584	(8.6)%
West	943	1,011	(6.7%)	651,841	680,666	(4.2%)	691	673	2.7%
Total	2,830	2,592	9.2%	$1,661,320	$1,614,414	2.9%	$587	$623	(5.8%)

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	3,595	3,066	17.3%	$2,004,598	$1,786,988	12.2%	$558	$583	(4.3)%
Central	2,466	2,123	16.2%	1,362,042	1,248,196	9.1%	552	588	(6.1)%
West	3,566	3,280	8.7%	2,404,249	2,219,056	8.3%	674	677	(0.4%)
Total	9,627	8,469	13.7%	$5,770,889	$5,254,240	9.8%	$599	$620	(3.4%)
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders increased 9.2% for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to our East and Central regions as a result of new community openings. The decrease in the West was primarily driven by traditional seasonality with lower sales in the summer months as well as community close-outs. Net sales orders increased 13.7% for the nine months ended September 30, 2024, compared to the same period in the prior year due to strong sales in the first quarter of 2024 as a result of fewer cancellations and improved buyer confidence. Average selling prices decreased for both the three and nine months ended September 30, 2024, compared to the same periods in the prior year as a result of a decrease in option and lot premium revenues in certain markets as well as product mix.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
East	8.4%	8.0%	8.0%	8.2%
Central	9.3%	14.9%	9.0%	16.3%
West	10.4%	12.1%	8.8%	13.1%
Total Company	9.3%	11.4%	8.6%	12.3%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate decreased for the three and nine months ended September 30, 2024, compared to the same periods in the prior year. We believe the decrease in cancellations is due to improved buyer confidence as a result of stabilizing macro economic factors such as mortgage interest rates and inflation.
Sales Order Backlog

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	2,176	2,421	(10.1)%	$1,493,828	$1,613,188	(7.4)%	$687	$666	3.2%
Central	1,238	1,464	(15.4)%	758,008	960,269	(21.1)%	612	656	(6.7)%
West	2,278	2,233	2.0%	1,578,168	1,523,545	3.6%	693	682	1.6%
Total	5,692	6,118	(7.0)%	$3,830,004	$4,097,002	(6.5)%	673	670	0.4%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
Total sold homes in backlog and total sales value decreased by 7.0% and 6.5% at September 30, 2024 compared to September 30, 2023, respectively. The decrease in units in the East is primarily due to improved cycle times in the current year as well as the prior year backlog including homes relating to the opportunistic bulk sale transactions to real estate investors. The decrease in backlog units in the Central region is due to the closeout of certain high volume communities and improved cycle times. The increase in backlog units in the West is due to an improvement in the cancellation rate coupled with strong sales in the first half of the year in certain master planned communities and other recent community openings. In addition, we had more Quick Move-In homes which sold and closed during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which further contributed to the decrease in company-wide sales order backlog.
Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net				Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024		2023	Change	2024	2023	Change
East	1,320	996	32.5%	$758,179	C	$572,971	32.3%	$574	$575	(0.2%)
Central	932	709	31.5%	515,643		423,396	21.8%	553	597	(7.4)%
West	1,142	934	22.3%	755,312		615,516	22.7%	661	659	0.3%
Total	3,394	2,639	28.6%	$2,029,134		$1,611,883	25.9%	$598	$611	(2.1)%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net				Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024		2023	Change	2024	2023	Change
East	3,490	3,228	8.1%	$1,991,038	C	$1,906,862	4.4%	$570	$591	(3.6%)
Central	2,628	2,376	10.6%	1,468,197		1,499,420	(2.1%)	559	631	(11.4%)
West	3,207	2,701	18.7%	2,126,281		1,814,943	17.2%	663	672	(1.3)%
Total	9,325	8,305	12.3%	$5,585,516		$5,221,225	7.0%	599	629	(4.8)%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The number of homes closed increased by 28.6% and 12.3% for the three and nine months ended September 30, 2024, compared to the same periods in the prior year, respectively. The increases are generally due to improved sales pace and cycle times. In addition, the West region had several master plan communities that began closing homes during the current year periods. Average selling price decreased company-wide as a result of home closings mix and a decrease in option revenue and lot premium revenue in certain markets for the three and nine months ended September 30, 2024, compared to the same periods in the prior year. Despite the decrease in average selling price, home closings revenue, net increased company-wide for the three and nine months ended September 30, 2024, compared to the same periods in the prior year as a result of the increase in homes closed being greater than the decrease in average selling price.
Land Closings Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Change
East	$12	$4,077	$(4,065)
Central	1,775	10,214	(8,439)
West	26,033	—	26,033
Total	$27,820	$14,291	$13,529

	Nine Months Ended September 30,
(Dollars in thousands)	2024		2023	Change
East	$871	C	$9,030	$(8,159)
Central	21,116		22,409	(1,293)
West	26,292		—	26,292
Total	$48,279		$31,439	$16,840
We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending upon market opportunities and our land management strategy. Land closings revenue in the West for the three and nine months ended September 30, 2024 was mainly due to lot sales in one of our Portland markets. Land closings revenue in the Central region for the nine months ended September 30, 2024 was due to land sales in our Texas markets. The prior year included lots sales in certain Florida markets within our East region.

Segment Home Closings Gross Margins

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Home closings revenue, net	$758,179	$572,971	$515,643	$423,396	$755,312	$615,516	$2,029,134	$1,611,883
Cost of home closings	551,542	414,752	388,565	314,978	585,718	509,269	1,525,825	1,238,999
Home closings gross margin	$206,637	$158,219	$127,078	$108,418	$169,594	$106,247	$503,309	$372,884
Home closings gross margin %	27.3%	27.6%	24.6%	25.6%	22.5%	17.3%	24.8%	23.1%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Home closings revenue, net	$1,991,038	$1,906,862	$1,468,197	$1,499,420	$2,126,281	$1,814,943	$5,585,516	$5,221,225
Cost of home closings	1,458,270	1,379,990	1,096,603	1,120,006	1,676,867	1,480,753	4,231,740	3,980,749
Home closings gross margin	$532,768	$526,872	$371,594	$379,414	$449,414	$334,190	$1,353,776	$1,240,476
Home closings gross margin %	26.8%	27.6%	25.3%	25.3%	21.1%	18.4%	24.2%	23.8%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated home closings gross margin increased 170 basis points to 24.8% from 23.1% for the three months ended September 30, 2024 and 40 basis points to 24.2% from 23.8% for the nine months ended September 30, 2024 compared to the same periods in the prior year. The decreases in the East and Central region are primarily a result of closing product mix. In addition, a decrease in lot premium and option revenue as well as an increase in finance incentives at the time of closing further contributed to the changes in home closings gross margin for the East and Central regions. The increase in the West region is due to closing product mix and a decrease in incentives and discounts. In addition, the West region was negatively impacted by an impairment charge in the three and nine months ended September 30, 2023.
Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Mortgage services revenue	$38,284	$31,089	23.1%	$113,423	$87,637	29.4%
Title services and other revenues	11,370	8,956	27.0%	32,106	29,471	8.9%
Total financial services revenue	49,654	40,045	24.0%	145,529	117,108	24.3%
Financial services net income from unconsolidated entities	1,337	1,671	(20.0%)	7,236	7,205	0.4%
Total revenue	50,991	41,716	22.2%	152,765	124,313	22.9%
Financial services expenses	27,304	23,128	18.1%	80,553	70,618	14.1%
Financial services income before income taxes	$23,687	$18,588	27.4%	$72,212	$53,695	34.5%
Total originations:
Number of Loans	2,312	1,742	32.7%	6,418	5,291	21.3%
Principal	$1,074,620	$813,929	32.0%	$2,958,946	$2,500,799	18.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Supplemental data:
Average FICO score	754	753	752	754
Funded origination breakdown:
Government (FHA,VA,USDA)	20.4%	20.0%	21.8%	18.0%
Other agency	75.8%	76.0%	75.1%	77.0%
Total agency	96.2%	96.0%	96.9%	95.0%
Non-agency	3.8%	4.0%	3.1%	5.0%
Total funded originations	100.0%	100.0%	100.0%	100.0%
Total financial services revenue increased by 24.0% and 24.3% for the three and nine months ended September 30, 2024 compared to the same periods in the prior year. These increases are a result of a 33% and 21% increase, respectively, in mortgage originations for the three and nine months ended September 30, 2024, compared to the same periods in the prior year. In addition, the revenue earned on the sale of loans also increased in the current year periods compared to the prior year periods.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 5.8% from 6.1% for the three months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by the increase in home closings revenue, net as well as leverage in controllable sales and marketing costs. Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, increased to 6.0% from 5.8% for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily due to an increase in external commissions costs and advertising costs in an effort to maintain sales traffic.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 4.0% from 4.3% for the three months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily due to the increase in home closings revenue, net as well as leverage in fixed general and administrative costs. General and administrative expenses as a percentage of home closings revenue, net, increased to 4.2% from 3.9% for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily due to an increase in payroll related expenses.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $0.7 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $7.0 million for the three and nine months ended September 30, 2023, respectively. The decrease in net income from unconsolidated entities is primarily due to new joint ventures which experienced start-up expenses prior to having the opportunity to generate income.
Interest Expense/(Income), Net
Interest expense, net was $3.4 million and $7.4 million for the three and nine months ended September 30, 2024, respectively, while interest income, net was $5.8 million and $12.0 million for the three and nine months ended September 30, 2023, respectively. The increase in interest expense, net was primarily due to a decrease in interest income earned on our outstanding cash balance as well as increase in the amount of non-capitalizable interest expense relating to land banking arrangements.
Other (Income)/Expense, Net
Other income, net was $3.6 million for the three months ended September 30, 2024 and other expense, net was $3.8 million for the nine months ended September 30, 2024. The other income, net in the current period was primarily related to the change in estimate for our estimated development liabilities. Other expense for the nine months ended September 30, 2024 was primarily related to legal costs. Other expense, net was $3.0 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, which is primarily related to an increase in self-insurance reserves.
Income Tax Provision
The effective tax rate for the three and nine months ended September 30, 2024 was 24.4% and 24.3%, respectively, compared to 25.4% and 24.7% for the same periods in 2023. For the three months ended September 30, 2024, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, credits related to homebuilding activities, non-deductible executive compensation, and excess tax benefits from share-based compensation.

Our income tax rate for the third quarter of 2024 was lower than the same period last year primarily due to increased credits related to homebuilding activities.
Net Income
Net income and diluted earnings per share for the three months ended September 30, 2024 was $251.1 million and $2.37, respectively. Net income and diluted earnings per share for the three months ended September 30, 2023 was $170.7 million and $1.54, respectively. The increases in net income and diluted earnings per share from the prior year were primarily attributable to higher home closings revenue, net and higher gross margin dollars.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Liquidity
We finance our operations through the following:

•Cash generated from operations; •Borrowings under our $1 Billion Revolving Credit Facility; •Our various series of senior notes;
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
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2024	December 31, 2023
Total cash, excluding restricted cash	$256,447	$798,568
$1 Billion Revolving Credit Facility availability(1)	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability(2)	—	100,000
Letters of credit outstanding	(54,222)	(61,181)
Revolving Credit Facilities availability	945,778	1,038,819
Total liquidity	$1,202,225	$1,837,387
(1)During the three months ended September 30, 2024, we borrowed and repaid $100 million under our $1 Billion Revolving Credit Facility.
(2)During the three months ended September 30, 2024, the $100 Million Revolving Credit Facility matured.

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources under our $1 Billion Revolving Credit Facility to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, payments of ongoing operating expenses, including income taxes, and repurchases of our common stock. We believe we will generate sufficient cash from our operations to meet the demands for such payments, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands. As part of our operations, we may also from time to time purchase our outstanding debt or common stock through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt and/or purchases of common stock, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flow Activities
Operating Cash Flow Activities
Our net cash used in operating activities was $228.2 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $550.6 million for the nine months ended September 30, 2023. The change in cash used in operating activities is primarily due to an increase spend in real estate inventory and land deposits as well as an increase in our mortgage loans held for sale, partially offset by an increase in net income and accounts payable, accrued expenses, and other liabilities.
Investing Cash Flow Activities
Net cash used in investing activities was $82.3 million for the nine months ended September 30, 2024, compared to $94.1 million for the nine months ended September 30, 2023. The decrease in cash used in investing activities was primarily due to an increase in net distributions of capital from unconsolidated entities.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Cash Flow Activities
Net cash used in financing activities was $239.3 million for the nine months ended September 30, 2024, compared to $568.5 million for the nine months ended September 30, 2023. The decrease in cash used in financing activities was primarily due to the prior year including a $350 million repayment of senior notes.
Debt Instruments
For information regarding our debt instruments, including the terms governing our senior notes and our $1 Billion Revolving Credit Facility, see Note 7 - Debt to the unaudited Condensed consolidated financial statements included in this quarterly report.
Off-Balance Sheet Arrangements as of September 30, 2024
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders, and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial or strategic partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
In certain of our unconsolidated joint ventures, the joint ventures enter into loan agreements, whereby we or one of our subsidiaries will provide the joint venture lenders with customary guarantees, including completion, indemnity and environmental guarantees subject to usual non-recourse terms.
For the nine months ended September 30, 2024 and 2023, total cash investments of capital into unconsolidated joint ventures were $74.6 million and $47.8 million, respectively.
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $1.8 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively.
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
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2024, approximately 89% of our debt was fixed rate and 11% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our $1 Billion Revolving Credit Facility and to borrowings by TMHF under its various mortgage warehouse facilities. As of September 30, 2024, we had no outstanding borrowings under our $1 Billion Revolving Credit Facility. We had approximately $945.8 million of additional availability for borrowings under such facility including $145.8 million of additional availability for letters of credit as of September 30, 2024 (giving effect to $54.2 million of letters of credit outstanding as of such date).
Our mortgage warehouse facilities agreements as well as our $1 Billion Revolving Credit Facility use SOFR as the basis for determining interest rates. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.
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
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2024. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed Rate Debt	$104.9	$148.6	$103.5	$570.6	$470.1	$519.2	$1,916.9	$1,932.9
Weighted average interest rate(1)	2.8%	2.8%	2.8%	5.4%	5.5%	5.5%	5.0%
Variable Rate Debt(2)	$233.3	$—	$—	$—	$—	$—	$233.3	$233.3
Weighted average interest rate	6.7%	—%	—%	—%	—%	—%	6.7%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at September 30, 2024, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $2.3 million per year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, as of September 30, 2024 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 15, 2023, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of the Company's Common Stock through December 31, 2025. As of September 30, 2024, we had approximately $236.8 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of Common Stock, and the program may be suspended, extended, modified or discontinued at any time. On October 23, 2024, we announced that our Board of Directors had authorized a renewal of the Company’s stock repurchase program through December 31, 2026, which authorization replaced the Company’s prior $500 million repurchase authorization scheduled to expire on December 31, 2025. The stock repurchase program, as renewed, permits the repurchase of up to $1 billion of the Company’s Common Stock from October 23, 2024 through December 31, 2026.

The table below sets forth information regarding repurchases by the Company of it's Common Stock during the three months ended September 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1 to July 31, 2024(1)	374,231	55.57	374,231	$286,798
August 1 to August 31, 2024	—	—	—	286,798
September 1 to September 30, 2024(2),(3)	669,248	67.94	669,248	236,798
Total	1,043,479	63.50	1,043,479	$236,798
(1) In March 2024, the Company entered into accelerated share repurchase agreement (“ASR Agreement”) in which the Company paid a third-party financial institution $50 million and received an initial delivery of 705,343 shares of Common Stock representing 80% of the transaction value based on the Company's common stock closing share price on March 5, 2024. Final settlement of the ASR Agreement occurred in July 2024, at which time we received an additional 165,467 shares of Common Stock based on a final weighted average price of $57.42.
(2)In June 2024, the Company entered into a second ASR Agreement in which the Company paid a third-party financial institution $50 million and received an initial delivery of 720,461 shares of Common Stock representing 80% of the transaction value based on the Company's common stock closing share price on June 7, 2024. Final settlement of the second ASR Agreement occurred in September 2024, at which time we received an additional 88,444 shares of Common Stock based on a final weighted average price of $61.81.
(3)In September 2024, the Company entered into a third ASR program (the “ASR Agreement”) in which the Company paid a third-party financial institution $50 million and received an initial delivery of approximately 580,804 shares of Common Stock, representing 80% of the transaction value based on the Company's common stock closing share price on September 26, 2024. The total number of shares that the Company will ultimately repurchase under the ASR Agreement will be determined based on the volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the third ASR Agreement is expected to occur during the fourth quarter of 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024 none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (and contained in Exhibit 101).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	October 23, 2024
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)
TAYLOR MORRISON HOME CORPORATION 10-Q