Form 10-K
period 2024-12-31
Taylor Morrison Home Corp
filed 2025-02-19
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________.
Commission File No. 001-35873
_____________________________________________________________________________________________
TAYLOR MORRISON HOME CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $5,701,390,667, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the issuer’s common stock, as of February 19, 2025:

Class	Outstanding
Common Stock, $0.00001 par value	101,737,678
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

PART I	4	Item 1.	Business
	13	Item 1A.	Risk Factors
	28	Item 1B.	Unresolved Staff Comments
	28	Item 1C.	Cybersecurity
	29	Item 2.	Properties
	29	Item 3.	Legal Proceedings
	29	Item 4.	Mine Safety Disclosures

PART II	31	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	32	Item 6.	[Reserved]
	33	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	49	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	50	Item 8.	Financial Statements and Supplementary Data
	83	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	83	Item 9A.	Controls and Procedures
	85	Item 9B.	Other Information
	85	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III	87	Item 10.	Directors, Executive Officers and Corporate Governance
	87	Item 11.	Executive Compensation
	87	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	88	Item 13.	Certain Relationships and Related Transactions, and Director Independence
	88	Item 14.	Principal Accountant Fees and Services

PART IV	90	Item 15.	Exhibits and Financial Statement Schedules
	92	Item 16.	Form 10-K Summary
	93	Signatures
TAYLOR MORRISON HOME CORPORATION 10-K
i

Available Information
Information about our company and communities is provided on our website at www.taylormorrison.com (the “Taylor Morrison website”). From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted and accessible on our website. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the “Email Alerts” section of the “Investor Relations” page on our website. The information contained on or accessible through the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Sustainability-Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “Governance Documents.” To the extent required by the SEC’s rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.
We were incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and our telephone number is (480) 840-8100.
Forward-Looking Statements
Certain information included in this Annual Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as, but not limited to, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “will,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of our strategy or future operating or financial performance. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this Annual Report on Form 10-K, including those described below and under the heading “Risk Factors” in Part I, Item 1A .
TAYLOR MORRISON HOME CORPORATION 10-K

Part I

	4	Item 1.	Business

	13	Item 1A.	Risk Factors

	28	Item 1B.	Unresolved Staff Comments

	28	Item 1C.	Cybersecurity

	29	Item 2.	Properties

	29	Item 3.	Legal Proceedings

	29	Item 4.	Mine Safety Disclosures

ITEM 1   |   BUSINESS
ITEM 1 | BUSINESS
General Overview
Taylor Morrison Home Corporation (“TMHC”) is a leading national homebuilder and land developer in the United States and has been named America’s Most Trusted Homebuilder® for ten consecutive years (awarded by Lifestory Research). We have expanded our market footprint and product positioning through our homebuilder business acquisitions and smart organic growth. We serve a broad range of customers in the entry-level, move-up and resort lifestyle buyer groups across the country. We are also a land developer, with a portfolio of lifestyle and master-planned communities with single and multi-family detached and attached homes. With each of our consumer groups seeking varying levels of home specification and affordability considerations, we have a dynamic and flexible operating strategy and product offering that allows us to serve each of these segments and respond quickly to changing market conditions to maximize our financial performance.
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
•We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. Through Yardly, we serve as a land acquirer, developer, and homebuilder in addition to providing leasing and management functions.

2024 HIGHLIGHTS

$7.8 billion of home closing revenue	Home closings gross margin of 24.4%

12,896 home closings	Approximately $1.4 billion of liquidity

Net sales orders up 13.1% to 12,248	Repurchased 5.6 million common shares for $347.6 million

RECENT AWARDS

America's Most Trusted Home Builder by Lifestory Research - 10 consecutive years	Most Trusted Companies in America by Forbes

America's Best Companies by Forbes	America's Most Responsible Companies by Newsweek - three consecutive years

U.S. News & World Report's Best Companies to Work For list - two consecutive years	We are ranked on the Fortune 500 List - four consecutive years

America's Greenest Companies by Newsweek - two consecutive years	The American Opportunity Index

Our business is organized into multiple homebuilding operating components and a financial services component. Our homebuilding operating components are presented below.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
Business Strategy and Operations
Our short and long-term priorities and strategies include the following:
Short-term priorities
•strategic land initiatives to mitigate risk, enhance capital efficiency, and improve returns on investments;
•process and product optimization to promote operational effectiveness;
•product innovation and standardization to drive operating efficiencies and cost reduction;
•balancing sales pace and price on a community-by-community basis to maintain targeted sales volume;
•balancing our inventory of homes under construction and our pace of new construction starts;
•optimizing, at a community level, the intentional balance of to-be-built and quick-move-in homes;
•ability to swiftly adjust our pricing, discounts/incentives, or financial services product offerings based on our customers' needs;
•continuing to enhance the customer experience by providing efficient processes and building superior products; and
•further scaling our Build-to-Rent operations to meet the need for rental households.
Long-term strategies
•opportunistic land acquisition of prime assets in core locations;
•building distinctive communities driven by consumer preferences; resulting in a balanced portfolio which can withstand multiple economic cycles;
•consistent delivery of competitive financial metrics;
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
downturns as we recognize the cyclical nature of the housing industry. This capital allocation strategy is built on the following pillars:
•reinvest in core homebuilding operations;
•seek additional growth opportunities through mergers, acquisitions, organic growth into adjacent markets, opportunistic land investment and joint venture strategies;
•optimize debt leverage;
•reinvest in ancillary business opportunities within the industry; and
•returning capital to shareholders (i.e. share repurchase programs).
Land and Development Strategies
Prudent and disciplined acquisition of land in desirable locations and thoughtful community development have always been pillars of our long-term strategy. We pride ourselves on our responsible land stewardship. While we focus on investing in land in prime submarkets that appeal to our targeted consumer groups, we also seek to preserve natural habitats. Our proposed sites undergo project feasibility studies to assess the regulatory, market, environmental, social, and other risks and requirements. Considerations include accessibility to utilities, suspected threatened or endangered wildlife, significant or unusual noise levels, proper drainage infrastructure, and storm water pollution prevention.
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
In order to maximize our risk-adjusted return, the allocation of capital for land investment is performed as part of a centralized process with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior leadership meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Strategic decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team.
Consistent with our focus on capital-efficient growth, we continue to increase the percentage of our total homebuilding lots controlled via options and other off-balance sheet arrangements. These arrangements include seller financing, joint ventures and land banking opportunities. We evaluate each land acquisition for the optimal financing arrangement based on projected cost of capital, duration and expected returns in order to secure prime assets, minimize risk and maximize returns.
As a party to various land banking arrangements, we acquire land in staged takedowns, which limits risk and defers cash outflows. Third-party land bank entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. Such lots are included in our controlled lots.
As of December 31, 2024 and 2023, the allocation of owned and controlled lots held in our land portfolio, by year acquired, was as follows:

	As of December 31, 2024	As of December 31, 2023
Acquired in 2024	49%	—%
Acquired in 2023	16%	24%
Acquired in 2022	14%	16%
Acquired in 2021	8%	20%
Acquired in 2020 and prior	13%	40%

Total	100%	100%

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
Community Development and Home Design
We create a complete development concept for each community, beginning with an overall community layout and then determine the size, style and price range of the homes, the layout of the streets and positioning of the individual home sites. After necessary governmental and other approvals have been obtained, we improve the land by clearing and grading, installing roads and underground utility lines, staking out individual home sites and, in certain communities, building distinctive entrance structures and recreational amenities.
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
Our dedication to service defines our customer experience and acknowledges homeowners’ suggestions to incorporate style, quality and sustainability into every community we develop. We offer a range of award-winning and innovative designs with a number of features such as single-story, multi-story, multi-family, higher density living, ranch style living, split bedroom plans and first floor master bedroom suites to appeal to various buyer needs. We engage architectural firms and utilize internal architectural resources to develop and augment existing plans in order to ensure that our homes reflect current and local consumer tastes. We engineer our homes for energy-efficiency and cost savings to reduce the impact on the environment. Our TM LiveWell program provides homeowners with a robust suite of healthy home features and technologies focused on providing healthier air, cleaner water, and safer paint.
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
Our construction, land and purchasing teams coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified tradespeople, at reasonable prices can be challenging in some markets.
Yardly For-Rent Brand
We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. Taylor Morrison serves as a land acquirer, developer, and builder of these rental communities in addition to providing lease-up oversight in conjunction with professional third-party property management. Yardly has reimagined rental neighborhoods by blending function and form of both residential homes and traditional apartment living. Attractive one-to-three bedroom floor plans, smart home technology, low-maintenance living, and a focus on pets with private backyards allows for improved wellness and flexibility for residents. Differentiators from most traditional apartments include ground-floor primary living, limited to no wall-sharing to reduce noise, and a doggy door included in most homes for nonstop come-and-go pet access.
We currently source projects in multiple markets including Austin, Charlotte, Dallas, Houston, Orlando, Phoenix, Raleigh, Tampa, and Sarasota. These communities are either wholly-owned by us, part of a joint venture, and/or financed through equity and bank financing. We completed the lease-up process and associated asset sale for multiple projects in 2024. Sourcing, development and leasing is ongoing at communities nationwide with continued evaluation of upfront financing options, product offerings, execution strategies and back-end hold or exit decisions.
Sales and Marketing
We are committed to continuously enhancing our customer experience, including how we target and attract our consumers. Our marketing program utilizes a balanced approach of corporate support and local expertise to attract potential customers in a focused, efficient, and cost-effective manner.
Our goal is to identify the preferences of our customers and demographic groups and offer them innovative, well-designed, quality homes that are affordable for our homeowners, and efficient and profitable for us to build. We strive to maintain product and price level differentiation through continual market and customer research. We also use key indicators of
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
market-specific supply and demand characteristics to determine the preferences of our customer base and to perform an optimal matching of consumer groups, product/community design, and community location.
The central element of our marketing platform is our web presence at www.taylormorrison.com which houses our suite of home-shopping digital tools placing innovation, transparency, and consumer ease at the forefront. As part of our ongoing evaluation of our online shopping experience with home shoppers to refine our online shopping experience, our homepage was completely redesigned in December 2024. Our full suite of online shopping products includes: an artificial intelligence enhanced chatbot to help provide information, engage the shopper, and generate leads; online self-service appointments to help customers schedule an appointment with ease; self-guided tours to enable customers to tour our homes privately, safely, and outside of normal business hours; and online home reservations, which allow shoppers to get an initial price based on their selection of lot, floor plan, exterior, and, in some markets, structural options, and to reserve their desired home configuration digitally.
These tools have proved to be instrumental to our online sales success. Shoppers can seamlessly continue their experience by visiting one of our quick-move-in and/or model homes via a self-guided or in-person tour. Customers may also use the website to schedule a phone appointment and receive a prompt response from one of our online sales managers. The website is fully integrated with our customer relationship management (“CRM”) and lead scoring system. By analyzing the content of the CRM, we focus our lead generation programs to deliver high-quality sales leads. With these leads, we are better able to increase sales conversion rates and lower marketing costs. Our CRM system also offers automated personalization features which optimizes our email engagement program through targeted messaging. We are using dynamic customer insights to adapt our strategy and optimize the impact of each interaction, resulting in a better customer experience and increased direct sales.
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
We use furnished model homes as a marketing tool to demonstrate the advantages of our homes’ designs, features and functionality, and to enhance the consumer experience. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes within each active selling community. Our national model home program, known as Portrait, is aligned with a select group of design firms. The design firms follow our Taylor Morrison standards to create an integrated marketing program and a model home storefront that conveys the customer preferences we have identified. Our Canvas program includes curated design collections, which are created based on consumer preference and analytics as well as product procurement availability. This standardized approach not only allows us to create more predictable results, but also time synergies, cost benefits, and support of our digital online sales strategy. We also use our Canvas program in our quick-move-in homes. Operational efficiencies are paramount to our sales process and such efficiencies have included standardized processes, disciplined strategic activities, and execution of national programs.
Our homes are sold by commissioned team members who work from sales offices generally located within our model homes. Our goal is to ensure our sales force has extensive knowledge of the homes, including our energy-efficient features, sales strategies and incentives, mortgage options, and community dynamics. To achieve this goal, we have ongoing training for our sales team and conduct regular meetings to keep them abreast of the latest promotions, options, sales techniques, and geographic competition. Our sales team members are licensed real estate agents, where required by law, and assist our customers in adding design features to their homes, which we believe appeal to local consumer preferences. Third-party brokers who sell our homes are generally paid a sales commission based on the price of the home. In some of our divisions, we contract with third-party design studios that specialize in assisting our homebuyers with options and upgrades to personalize their homes. Utilizing these third-party design studios allows us to manage our overhead and costs more efficiently. We may also offer various sales incentives, including price concessions, assistance with closing costs, interest rate locks, interest rate buy downs, and landscaping or interior upgrades. The use, types, and amount of incentives depend largely on existing economic and local competitive market conditions. The consumer demand for online sales tools and the evolution of digital home buying experiences have created opportunities to evolve our internal and external commission programs.
We are proud to serve as the first-ever exclusive homebuilder for ABC’s reboot of the award-winning series Extreme Makeover: Home Edition. Similar to the original, the reboot series showcases heartwarming stories and new home builds for families who give back to their communities. Hosts Clea Shearer and Joanna Teplin of The Home Edit, an all-star team of designers, and Taylor Morrison come together to build and design homes that are both beautiful and functional for deserving families.
Competition
We operate in a very competitive environment and compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
discounts, and local realtor and labor resources. We also compete with the resale or “previously owned” home market as well as other housing alternatives such as the rental housing market.
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
Seasonality
Our business is seasonal. We have historically experienced, and expect to continue to experience, variability in our results on a quarterly basis. We may have a varying amount of homes under construction, home closings, revenue and operating income from quarter to quarter. Our results may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include, but are not limited to:
•the timing of the introduction and start of construction of new projects;
•the timing of sales;
•the timing of closings of homes, lots and parcels;
•the condition of the real estate market and general economic conditions in the areas in which we operate;
•mix of homes closed;
•construction timetables;
•the timing of receipt of regulatory approvals for development and construction;
•the cost and availability of materials and labor; and
•weather conditions in the markets in which we build.
As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality of our business, a summary of quarterly financial data follows:

	Three Months Ended
	2024				2023
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net sales orders	30%	25%	23%	22%	26%	28%	24%	22%
Home closings revenue, net	21%	25%	26%	28%	22%	28%	23%	27%
Income before income taxes	22%	23%	29%	26%	25%	31%	22%	22%
Net income	22%	23%	28%	27%	25%	31%	22%	22%
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
TMHF operates as an independent mortgage banker and conducts its business as a Federal Housing Administration (“FHA”) Full Eagle lender. TMHF funds mortgage loans utilizing warehouse credit facilities. Revenue is earned through originating, selling, and servicing residential mortgage loans through TMHF's retail channel. Typically, loans are sold and servicing is released, however a small percentage of servicing is retained.
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
Inspired Title operates as a title insurance agent providing title and/or escrow services. Inspired Title searches and examines land title records, prepares title commitments and polices for land we acquire as well as for our homebuyers in our Florida,
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
Georgia, North Carolina, South Carolina, Indiana, Arizona, Nevada, Colorado and Texas markets, contracting with agents in other markets where title insurance underwriters and attorneys perform the escrow closing functions. Inspired Title competes against other title and escrow agents that provide similar services. Specific to our California markets, Inspired California Escrow provides escrow services for homebuyers and competes against other escrow agents that provide similar services.
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
TMHF is subject to various state and federal statutes, rules and regulations, including those that relate to licensing, lending operations and other areas of mortgage origination and financing. The impact of those statutes, rules and regulations can increase our homebuyers’ cost of financing, increase our cost of doing business, as well as restrict our homebuyers’ access to some types of loans. The title and escrow services provided by Inspired Title are subject to various regulations, including regulation by state banking and insurance regulators.
In order for our homebuyers to finance their home purchases with FHA-insured, Veterans Administration (“VA”)-guaranteed or U.S. Department of Agriculture ("USDA")-guaranteed mortgages, we are required to build such homes in accordance with the regulatory requirements of those agencies.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment (collectively, “environmental laws”). For example, environmental laws may affect: how we manage stormwater runoff, wastewater discharges, and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. The environmental laws that apply to any given community vary greatly according to the location and environmental characteristics of the site and its present and former uses. Complying with these environmental laws may result in delays, may cause us to incur substantial costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocation, and other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments could result in claims against us for personal injury, property damage, or other costs.

ENVIRONMENTAL LAWS

We manage compliance with environmental laws at the division level with assistance from the corporate and regional legal departments. As part of the land acquisition due diligence process, we utilize environmental assessments to identify environmental conditions that may exist on potential acquisition properties.

EVALUATION

We believe we have the responsibility of creating communities and neighborhoods which will have long-lasting, positive impacts on their environments and the people who live in them. As such, we are committed to integrating sustainable values into various aspects of our business. This commitment to sustainability, our communities and our team is highlighted in our latest Sustainability and Belonging Report available on our website. This report is not considered part of this Annual Report.

COMMUNITY

We are committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive bi-annual independent third-party inspections of selected sites covering all aspects of health and safety. Key areas of focus are on site conditions meeting health and safety standards, and on subcontractor performance throughout our operating areas meeting or exceeding expectations. All of our team members must complete an assigned curriculum of online safety courses each year. These courses vary according to job responsibility. In addition, groups such as construction and field personnel are required to attend additional health and safety related training programs.

HEALTH AND SAFETY
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
INFORMATION TECHNOLOGY
We have a distributed information technology organization that utilizes a "follow the sun" coverage model across the United States which allows for continuous team availability regardless of time zone. Our approach to information technology is to continuously simplify our information technology platform and consolidate and standardize applications. We believe a common application platform enables the sharing of ideas and rapid implementation of process improvements and best practices across the entire company. Our back-office operations use a homebuilding industry enterprise resource planning package. Marketing and field sales utilize a leading CRM solution that tracks leads and prospects from all sources and manages the customer communication process from lead creation through the buying process and beyond. Field operations teams collaborate with our supply chain management to schedule and manage development and construction projects with a set of standard and widely used homebuilding industry solutions.
INTELLECTUAL PROPERTY
We own certain logos and trademarks that are important to our overall branding and sales strategy. Our consumer logos are designed to draw on our recognized homebuilding heritage while emphasizing a customer-centric focus.
HUMAN CAPITAL
As of December 31, 2024 (figures presented are approximate)

3,000 Full-time equivalent employees

Engaged in corporate or homebuilding operations

Engaged in Financial Services

As of December 31, 2024, none of our employees were covered by collective bargaining agreements. We act solely as a general contractor and all construction operations are supervised by our project managers and field superintendents who manage third party subcontractors. We use independent consultants and contractors for some architectural, engineering, advertising and legal services, and we strive to maintain good relationships with our subcontractors and independent consultants and contractors.
The people who work for our company are our most valuable resources and are critical to our continued success and execution of our strategies. Our People Services team focuses on attracting, promoting and retaining qualified employees with the expertise needed to manage and support our operations. Our top division and regional leaders average over 8 years of tenure with us. In addition, our executive leaders responsible for setting our overall strategy average approximately 15 years with us, and many of them have worked essentially their entire careers in the homebuilding industry.
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
•high inflation;
•interruptions in supply-chains and the cost or availability of building materials;
•the availability of subcontractors, vendors or other third parties;
•housing affordability;
•the cost and availability of suitable land and lots for the development of our communities;
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
•civil unrest, acts of terrorism, other acts of violence, threats to national security, escalating global trade tensions, the adoption of trade restrictions and/or tariffs, or public health issues such as epidemics or pandemics;
•mortgage financing programs and regulation of lending practices;
•housing demand from population growth, household formations and demographic changes (including immigration levels and trends in urban and suburban migration);
•demand from foreign buyers for our homes;
•the supply of available new or existing homes and other housing alternatives;
•energy prices; and
•the availability of developable land in our markets and in the United States generally.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
A slowdown or severe downturn in the housing market could have additional adverse effects on our operating results and financial condition.
During periods of industry downturn, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. The most recent significant industry downturn that began in 2008 materially and adversely impacted those in the homebuilding industry, including us. In the event of a significant downturn, we may experience a material reduction in revenue, margins, and operating cash flows. We cannot predict the trajectory of the U.S. housing market. Some housing markets and submarkets have been stronger than others, and there continue to be macroeconomic fluctuations and variability in operating trends, which may be significant and unfavorable.
Increases in interest rates or government fees could prevent potential customers from buying our homes and adversely affect our business or financial results.
Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment. This, in turn, could adversely impact demand for, and sales prices of, homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. Interest rates had been at historic lows for several years prior to 2022, which had made the homes we sell more affordable. During 2020 and 2021, the Federal Reserve took several steps to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. However, in reaction to increasing inflation, the Federal Reserve increased interest rates 11 times from 2022 to 2024, which caused buyer apprehension and affordability concerns, initially resulting in an increase in cancellations and a negative impact on our net sales orders. To mitigate these impacts we began to adjust pricing, primarily by offering finance incentives, as well as home discounts and other pricing reductions during the second half of 2022. These pricing adjustments and incentives helped drive an increase in sales orders and a gradual normalization in cancellations beginning in 2023. However, there is no guarantee that these adjustments will be as effective in the future. Rising interest rates may also negatively impact demand for mortgage financing, which may result in lower home mortgage originations for our TMHF business. The Federal Reserve began lowering interest rates in 2024 and has indicated that it may further lower interest rates in 2025. Interest rates continue to remain elevated compared to prior years and there is no guarantee that the Federal Reserve will take action to reduce rates. Any increases in interest rates could negatively affect mortgage rates, real estate property values, sales orders and increase cancellations, which could adversely affect our business.
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
A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing. The availability of mortgage financing may fluctuate due to various factors, including regulatory changes, that may cause a more conservative risk tolerance by lenders resulting in increased levels of scrutiny of a borrower’s ability to repay. This includes those mortgages meeting the requirements of the Qualified Mortgage Definition under the Truth-In-Lending Act (Regulation Z). A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales orders prices we achieve. It could also limit our ability to attract new customers, or our existing customers’ ability to resell their homes. While we typically do not write contracts to purchase contingent upon a customer’s sale of their existing home, our sales contracts do include a financing contingency that permits the customer to terminate their contract in the event they have applied for financing with the builder’s approved lender in accordance with the terms of the purchase agreement and are unable to qualify.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
FHA-insured mortgage loans generally have lower down-payment requirements and qualification standards compared to conventional mortgage loans and, as a result, the FHA continues to be a particularly important source for financing the sale of our homes. Lenders have taken and may continue to take a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval.
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
Higher cancellation rates may have an adverse effect on our business.
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
Homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages. For the year ended December 31, 2024, our cancellation rate was 9.5%, compared to 12.1% for the year ended December 31, 2023, and 13.5% for the year ended December 31, 2022.
In cases of cancellation, we remarket the home and retain any deposits we are permitted to retain. Nevertheless, the deposits may not offset the additional costs involved in remarketing the home, replacing or modifying installed options, carrying higher inventory, reducing the sales price or increasing incentives on the completed home for greater marketability. Further, depending on the stage of cancellation, a contract that is cancelled at the end of a phase may cause additional costs for the out of sequence construction or modification of the particular home. Significant numbers of cancellations could adversely affect our business, financial condition and results of operations.
Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.
The homebuilding industry has experienced and, from time to time, may experience raw material shortages and be adversely affected by volatility in global commodity prices. These shortages and interruptions can result in significant cost inflation and negatively impact the timing of our closings and the pace of our sales. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages and related cost increases, including imposed tariffs should they occur. We may also face increased future home warranty and construction defect claims associated with substitute products or materials used in some instances to address supply shortages in certain served markets or communities. See – “Homebuilding is subject to home warranty and
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
construction defect claims in the ordinary course of business that can lead to significant costs for us” below. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events, catastrophic storms, other severe weather, natural disasters or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. Additionally, pricing for raw materials may be affected by various other national, regional and local economic and political factors. For example, in recent years the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies may in the future have significant impacts on the cost to construct our homes, including by causing disruptions or shortages in our supply chain and/or negatively impacting the U.S. regional or local economies.
We are particularly exposed to rapid increases in construction costs for those homes that are in our backlog because we are generally unable to pass increases in such costs on to our customers who have already entered into purchase contracts.
Inflation or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing costs of land, materials and labor, which we have experienced from 2022 to 2024. In addition, as discussed above, inflation is often accompanied by higher interest rates, which historically has had a negative impact on housing demand, as well as increasing the interest rates we need to pay for our own capital financing. While interest rates have recently stabilized, they are still elevated and are not expected to go down materially in the near future. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. An oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any price increase difficult or impossible. Efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.
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
According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate was 4.1% as of December 2024, and the labor force participation rate was 62.5% which is 0.9 percentage points lower than the participation rate in February 2020. While the relatively low unemployment rate is an encouraging sign, a substantial portion of new jobs created have been relatively low-wage jobs or part-time jobs. People who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
homes they own and may face difficulties in making required mortgage payments or qualifying for new mortgage financing. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.
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
Unusual weather events or natural disasters as well as the increased focus by investors and other stakeholders on sustainability issues, could increase our costs, damage our reputation and/or otherwise adversely impact our operations or stock price.
Some of our business is in areas that are particularly vulnerable to severe weather events, such as from the increased frequency and severity of storms, flooding, wildfires, tornados, severe cold and drought. For example, in recent years, hurricanes, winter storms, and unseasonably cold weather in certain regions have left homeowners without electricity and impacted utility prices. Such severe weather events can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and increase transportation delays further increasing stress on our supply chain and negatively impact the demand for new homes in affected areas, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. Furthermore, if our insurance does not fully cover our costs and other losses from these events, including those arising out of related business interruptions, our earnings, liquidity, or capital resources could be adversely affected. Additionally, these factors may increase the cost of homeowners' insurance, which could reduce demand for the homes we build.
Additionally, increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, monitor and report. These factors may alter the environment in which we do business and may increase our ongoing costs of compliance and adversely impact our results of operations, cash flows, and stock price. If we are unable to adequately address such sustainability matters or we or our subcontractors fail to comply with all related laws, regulations, policies and expectations, it could negatively impact our reputation, our business results, and the price of our common stock.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
We own and purchase a large number of sites each year and are therefore dependent on our ability to process a very large number of transactions and make a number of budgetary assumptions which include, among other things, evaluating the site, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments efficiently and accurately. If we do not manage this process efficiently or our estimates for development costs are not accurate, it could result in the community not generating the returns we expected when underwriting the project and acquiring the property.
In addition, we incur many costs even before we begin to build homes in a community. Depending on the stage of development of a land parcel when we acquire it, these may include: costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities; taxes and other costs related to ownership of the land on which we plan to build homes; constructing model homes; and promotional and marketing expenses to prepare for the opening of a new home community for sales. Moreover, local municipalities may impose development-related requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, or if our opening of new home communities for sale is delayed, we may incur additional costs, which would adversely affect our gross margins and could lead to a longer period of time for us to recover our costs, including those we incurred in acquiring and developing land.
In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Further, if we were required to record a significant inventory impairment, it could negatively affect our reported earnings and negatively impact the market perception of our business.
Access to capital could be hindered if land banks are not able to raise necessary investor funds or if we are unable to create and maintain relationships with land banks.
As part of our land acquisition strategy, we have developed and expanded our relationships with land bank partners with a view toward using land banks to gain future access to land without taking ownership. If we are unable to identify or to develop and maintain the necessary relationships with suitable land banks in the future, we will not be able to fully implement our land-light business strategy. Most land banks are funds that use financial investor capital to finance land acquisitions. If returns to investors in land banks are not sufficient to attract investor funds and land banks are not able to identify alternative sources of funding, we would no longer have access to land banks and instead might have to purchase our land directly from landowners. This would significantly impair our ability to carry out our strategy of reducing our inventory of owned land.
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
There is an inherent risk that the value of the land we have purchased may decline. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under option or similar contracts may be put at risk, and depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we build and sell houses. In addition, we may incur charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced or for land option deposit abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
We have investments in and commitments to certain unconsolidated joint ventures with related and unrelated strategic partners generally involved in real estate development, homebuilding, Build-to-Rent, and/or mortgage lending activities. For example, in April 2022, we established a joint venture with Värde Partners (“Värde”), a leading global alternative investment firm, to develop rental properties as a part of our Build-To-Rent program. The venture includes $850 million in equity commitments, funded 60 percent by Värde and 40 percent by the Company. The venture provides Värde with the exclusive opportunity to invest in the acquisition and development of Build-To-Rent projects identified by the Company that meet the venture’s investment guidelines. At December 31, 2024, our total investments in unconsolidated entities was $439.7 million.
To finance our joint ventures, our unconsolidated joint ventures often obtain loans from third-party lenders that are secured by the unconsolidated joint venture’s assets. To the extent any of our joint ventures default on obligations secured by the assets of such joint venture, such assets could be forfeited to third-party lenders.
We have provided non-recourse carve-out guarantees to certain third-party lenders to our unconsolidated joint ventures (i.e., guarantees of losses suffered by the lender in the event that the borrowing entity or its equity owners engage in certain conduct, such as fraud, misappropriation of funds, unauthorized transfers of the collateral or equity interests in the borrowing entity, or the borrowing entity commences a voluntary bankruptcy case or violates environmental law, or hazardous materials are located on the property, or under other circumstances provided for in such guarantee or indemnity). In the future, we may provide other guarantees and indemnities to such lenders, including secured guarantees, in which case we may have increased liability in the event that a joint venture defaults on its obligations to a third party.
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
Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. While we have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies, and have increased our
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
monitoring capabilities to enhance early detection and rapid response to potential security anomalies, and, to date, have not had a significant cybersecurity breach or attack that had, or is likely to have, a material impact on our business strategy, results of operations, or financial condition, our security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking (including through the use of artificial intelligence), employee error, malfeasance (including through phishing attempts and ransomware attacks), system error, faulty password management or other irregularities. Further, development and maintenance of these security measures are costly and continue to increase and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. If we fail to maintain the security of the data we are required to protect, or if we were to be subject to a material successful cyber intrusion, such occurrences could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large remediation and related costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, each of which could have a material adverse effect on our business, financial condition and operating results.
Additionally, state governments, most notably California, Nevada, Texas and Colorado, have enacted or enhanced their data privacy regulations, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as such risks become increasingly complex or if new or changing regulations are enacted. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which became effective as of January 1, 2023 and has increased data privacy requirements for our business. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
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
Dispositions have their own risks associated with the separation of operations and personnel, the potential provision of transition services and the allocation of management resources. Dispositions may also result in lost synergies that could negatively impact our balance sheet, statement of operations and cash flows. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and time limits on warranties and indemnities, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and operating results. We may not able to manage the risks associated with these transactions and the effects of such transactions, which may materially and adversely affect our business, financial condition and operating results.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.
Ownership or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.
We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health, safety and the environment, including those governing the discharge of pollutants to water and air, storm water run-off, the presence and handling of (and exposure to) asbestos, and other hazardous materials, and the cleanup of contaminated structures and properties. Further, some environmental laws (including many addressing releases of hazardous substances) impose strict liability, which means that we may be held liable for environmental conditions on property we own, or previously owned, which we did not create or know about, or which resulted from conduct that was lawful. Contamination or other environmental conditions at or in the vicinity of our developments could also result in claims against us for personal injury, property damage or other losses. Such liabilities, and the costs of defending against such claims, may be substantial, and insurance coverage may be limited or non-existent. The presence of such contamination or other environmental conditions at or in the vicinity of our properties, or the failure to remediate such conditions properly, may also adversely affect our ability to sell the affected land or to borrow using it as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use.
Negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.
Unfavorable media or investor and analyst reports related to our industry, company, brands, marketing, leadership, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid or protest brands that receive bad press or negative reviews. Customers and other interested parties could act on such information without further investigation and without regard to its accuracy. Accordingly, we could suffer immediate harm without affording us an opportunity for redress or correction.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
We are subject to various environmental laws and regulations, which may affect aspects of our operations such as how we manage storm water runoff, wastewater discharge and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination.
Developers and homebuilders may become subject to more stringent requirements under such laws. In addition, some of these requirements that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time. For example, regulations governing wetlands permitting under the federal Clean Water Act have been the subject of extensive rulemakings for many years, resulting in several major joint rulemakings by the Environmental Protection Agency and the U.S. Army Corps of Engineers that have expanded and contracted the scope of wetlands subject to regulation; and such rulemakings have been the subject of many legal challenges, some of which remain pending. It is unclear how these and related developments, including at the state or local level, ultimately may affect the scope of regulated wetlands where we operate. Although we cannot reliably predict the extent of any effect these rulemakings regarding wetlands, or any other environmental requirements that may take effect, may have on us, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate or restore habitat, permit revocations and other sanctions.
In addition, there is growing concern from advocacy groups and the general public that the emission of greenhouse gases and other human activities are causing significant changes in weather patterns and temperatures and the frequency and severity of weather events and natural disasters. There is a variety of legislation and other regulation being implemented or considered, at the federal, state and local level relating to energy and climate change. This legislation and these regulations involve matters including carbon dioxide emissions control and building codes that impose energy efficiency standards, as well as standards to improve the resiliency of buildings to climate-related impacts such as flooding, storm surges, severe winds, wildfires and other extreme weather-related stress on buildings. Such requirements could significantly increase our cost to construct homes. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could also have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations. Furthermore, some of our homes and land development projects may be in locations that are susceptible to the physical impacts of climate change, and we may experience losses that are not adequately covered by insurance in the event of an adverse event, or may not be able to find buyers for homes and developments in locations perceived as vulnerable to the physical impacts of climate change. Additionally, the cost of insurance is rising due to the increasing frequency and severity of damages due to severe weather or natural disaster events, and in some cases, insurers are refusing to renew or to write new policies in areas deemed susceptible to such events. Our customers' inability to obtain affordable insurance policies could adversely impact our sales and results of operations.
Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.
Several of the markets in which we operate have historically been subject to utility and resource shortages, including significant changes to the availability and cost of electricity and water. Shortages of utility resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments and have other adverse implications.
For example, certain areas in which we operate, particularly the Western United States, have experienced and continue to experience severe drought conditions. In response to these conditions, government officials often take a number of steps to preserve potable water supplies. To address a state mandate and their own available potable water supplies, local water agencies/suppliers could potentially: restrict, delay the issuance of, or proscribe new water connection permits for homes;
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant vegetation or irrigation for outdoor landscaping that are less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership.
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
While we intend for the loans originated by TMHF, our financial services business, to be sold on the secondary market, if TMHF is unable to sell loans into the secondary mortgage market or directly to large secondary market loan purchasers such as Fannie Mae and Freddie Mac, TMHF would bear the risk of being a long-term investor in these originated loans. Being required to hold loans on a long-term basis would subject us to credit risks associated with the borrowers to whom the loans are extended, would negatively affect our liquidity and could require us to use additional capital resources to finance the loans that TMHF is extending. In addition, although mortgage lenders under the mortgage warehouse facilities TMHF currently uses to finance our lending operations normally purchase our mortgages within approximately 20-30 days of origination, if such mortgage lenders default under these warehouse facilities TMHF would be required to fund the mortgages then in the pipeline. In such case, amounts available under our $1 Billion Revolving Credit Facility (the "Revolving Credit Facility") and cash from operations may not be sufficient to allow TMHF to provide financing required by its business during these times, and our ability to originate and sell mortgage loans at competitive prices could be limited, which could negatively affect our business. Further, an obligation to commit our own funds to long-term investments in mortgage loans could, among other things, delay the time when we recognize revenue from home closings on our statements of operations.
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
The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
regulatory framework of the financial services industry. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers could experience mortgage loan funding issues, which could have a material impact on our homebuilding business and our results of operations.
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
We have a substantial amount of debt. As of December 31, 2024, the total principal amount of our debt (including $174.5 million of indebtedness of TMHF) was $2.1 billion. Our substantial debt could have important consequences for the holders of our common stock, including:
•making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•increasing our vulnerability to adverse economic or industry conditions;
•limiting our ability to obtain additional financing to fund land acquisitions and development and construction activities particularly when the availability of financing in the capital markets is limited;
requiring us to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise;
•requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings or loan borrowings for the payment of principal and interest on our debt thus reducing our ability to use our cash flows to fund working capital, land acquisitions and development and construction activities and general corporate requirements;
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
The agreement governing our Revolving Credit Facility contains certain “springing” financial covenants that, if triggered, require Taylor Morrison Home III Corporation, a Delaware corporation and our indirect wholly owned subsidiary, and its subsidiaries to comply with a maximum debt to capitalization ratio and a minimum consolidated tangible net worth test.
The restrictions contained in the indentures governing all of our senior notes and the agreement governing our Revolving Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
A breach of any of the restrictive covenants under the agreement governing our Revolving Credit Facility or any of our senior notes could allow for the acceleration of the Revolving Credit Facility and all senior notes. If the indebtedness under our Revolving Credit Facility or the senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
Under our Revolving Credit Facility, a change of control would be an event of default, which could therefore require a third-party acquirer to obtain a facility to refinance any outstanding indebtedness under the Revolving Credit Facility. Under the indentures governing our Senior Notes, if a change of control were to occur, we would be required to make offers to repurchase all of our senior notes at a price equal to 101% of their respective principal amounts. These change of control provisions in our existing debt agreements may also delay or diminish the value of an acquisition by a third party.
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
For a discussion of how risks from cybersecurity threats affect our business, see “Item 1A. Risk Factors – Risk Related to our industry, business and economic conditions– Information technology failures and data security breaches could harm our business” in this Annual Report.
Cybersecurity Governance
Management is responsible for ongoing assessment and oversight of cybersecurity risks that could significantly impact our operations, finances or reputation. This includes identifying information assets and data systems that are critical to business functions, determining the vulnerability of those systems to potential cyberattacks, and developing comprehensive protections and response plans.
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
Supported by these skilled leaders, management conducts quarterly cyber risk reviews, maintains a cybersecurity risk register, authorizes risk mitigation budgets and activities, and ensures appropriate resources are devoted to protecting against rapidly evolving cyber threats. The Audit Committee and the Board of Directors are also regularly updated on cybersecurity risk assessments, policy changes, significant incidents, and preparedness levels. This enables management
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1B THROUGH ITEM 4
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
ITEM 2 | PROPERTIES
We lease office facilities for our homebuilding and financial services operations. We lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2024, the lease on this facility covered a space of approximately 25,000 square feet and expires in December 2027. We have approximately 46 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please see Item 1—Business—Business Strategy and Operations — Land and Development Strategies and Note 4—Real Estate Inventory in the Notes to the Consolidated financial statements included in this Annual Report.
ITEM 3 | LEGAL PROCEEDINGS
The information required with respect to this item can be found under Note 14—Commitments and Contingencies—Legal Proceedings in the Notes to the Consolidated financial statements included in this Annual Report and is incorporated by reference herein.
ITEM 4 | MINE SAFETY DISCLOSURE
Not applicable.
TAYLOR MORRISON HOME CORPORATION 10-K

Part II

	31	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	32	Item 6.	[Reserved]

	33	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	49	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

	50	Item 8.	Financial Statements and Supplementary Data

	83	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

	83	Item 9A.	Controls and Procedures

	85	Item 9B.	Other Information

	85	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 5 |	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 5 | MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company lists its common stock on the New York Stock Exchange ("NYSE") under the symbol “TMHC”. On February 19, 2025, the Company had 372 holders of record of our common stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2019, in the common stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG TMHC, THE S&P 500 AND THE S&P HOMEBUILDING INDEX FROM DECEMBER 31, 2019 TO DECEMBER 31, 2024

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023		12/31/2024
TMHC	$100.00	$117.34	$159.93	$138.84	$244.05	0	$280.01
S&P 500	100.00	116.26	147.52	118.84	147.64	—	182.05
S&P Homebuilding Index	100.00	126.65	188.49	132.54	210.20	—	229.62
Dividends
We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and to repurchase shares of our common stock, and do not anticipate paying any cash dividends in the foreseeable future. We have not previously declared or paid any cash dividends on our common stock.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 5 |	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The Company’s stock repurchase program, allows for repurchases of the Company’s common stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. Our Board of Directors can also increase the amount available for repurchase under the program or extend the program. During the years ended December 31, 2024 and 2023, the Company repurchased an aggregate of 5,607,852 and 2,814,956 shares of common stock, respectively.
The table below represents our share repurchase activity for the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in thousands)
October 1 to October 31, 2024	—	—	—	$1,000,000
November 1 to November 30, 2024	569,962	70.18	569,962	960,000
December 1 to December 31, 2024(3)	799,123	62.45	799,123	910,093
Total	1,369,085	65.67	1,369,085	$910,093
(1)In November 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) in which the Company paid a third-party financial institution $50 million and received an initial delivery of approximately 569,962 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on November 18, 2024. The total number of shares that the Company will ultimately repurchase under the ASR Agreement will be determined based on the volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the ASR Agreement is expected to occur no later than the first quarter of 2025.
(2)On October 23, 2024, we announced that our Board of Directors authorized a $1.0 billion renewal of our stock repurchase program until December 31, 2026. This authorization replaced our prior $500.0 million repurchase authorization, which was originally scheduled to expire on December 31, 2025.
(3)In September 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) in which the Company paid a third-party financial institution $50 million and received an initial delivery of approximately 580,804 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on September 26, 2024. Final settlement of the ASR Agreement occurred in December 2024, at which time we received an additional 147,013 shares of Common Stock based on a final weighted average price of $68.70.
ITEM 6 | [RESERVED]
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 | MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations across 12 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort lifestyle buyers. We operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we own and operate commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our insurance agency, TMIS. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are organized as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services
Annual Overview and Business Strategy
We benefit from a dynamic and flexible operating strategy that allows us to serve a broad range of consumers and respond to market and economic conditions, community by community to maximize our financial performance. This flexible but prudent approach allows for shifts in our pricing strategies, financing incentives, starts volume and land investments to minimize risk and recalibrate affordability, while maintaining strong performance metrics including gross margin.
We continuously adjust sales prices across our portfolio based on market conditions to drive sales while also protecting the value of our backlog. Pricing adjustments are utilized in a variety of ways including finance incentives, adjustments to the pricing of lot premiums, options and upgrades, and in some instances base price of the home. Each community’s buyer profile mix of adjustments is dependent on its backlog, inventory, duration, and competitive dynamics.
Our balance sheet remained strong for the year ended December 31, 2024, with over $1.4 billion in total liquidity, a homebuilding debt-to-capitalization ratio of 24.9% on a gross basis and 20.0% net of unrestricted cash. We believe we have a balanced capital allocation approach and continue to allocate capital and manage our land portfolio to acquire assets that have attractive characteristics, including access to preferred schools, shopping, recreation and transportation facilities. In connection with our overall land inventory management and investment process, our management team reviews these considerations, as well as other financial metrics, to decide the highest and best use of our capital.
Factors Affecting Comparability of Results
For the years ended December 31, 2024, 2023, and 2022 we recognized $5.0 million, $11.8 million, and $24.9 million in inventory impairment charges. Impairment charges are recorded to Cost of home closings on the Consolidated statements of operations.
For the year ended December 31, 2024, we recognized $17.8 million in impairment charges relating to our Urban Form properties. Impairment charges relating to our Urban Form properties are recorded to Amenity and other expenses on the Consolidated statements of operations. For the years ended December 31, 2023 and 2022, no such impairment charges were incurred.
At December 31, 2024 and 2023, our legal accruals were $49.1 million and $26.2 million, respectively. Legal expenses and settlements are recorded to Other expense, net on the Consolidated statements of operations. No substantial charges were recorded for the year ended December 31, 2022.
For the years ended December 31, 2024, 2023, and 2022 we recognized $21.3 million, $17.1 million, and $4.8 million in insurance losses relating to Beneva Indemnity Company ("Beneva"), respectively. Such losses are included in Other expense, net on the Consolidated statements of operations.
For the years ended December 31, 2024, 2023, and 2022, we recognized $9.5 million, $4.2 million, and $33.2 million in pre-acquisition abandonment charges, respectively. These charges are recorded to Other expense, net on the Consolidated statements of operations.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the year ended December 31, 2022, we recognized $14.7 million of expense relating to the impairment of our investment in one of our unconsolidated joint ventures. This charge is included in Net (income)/loss from unconsolidated entities on the Consolidated statements of operations. For the years ended December 31, 2024 and 2023, no such impairment charges were incurred.
For the years ended December 31, 2023 and 2022, we recognized $0.3 million of loss on extinguishment of debt and a $13.9 million of gain on extinguishment of debt, respectively. There was no loss or gain on extinguishment of debt for the year ended December 31, 2024.
For the year ended December 31, 2022, we recognized a gain of $14.5 million related to land transferred to unconsolidated joint ventures. This gain is recorded in Other expense, net on the Consolidated statements of operations. For the years ended December 31, 2024 and 2023, we did not realize such gains.
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
Real Estate Inventory Valuation and Costing
Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Vertical construction costs are accumulated and charged to Cost of home closings at the time of home closings using the specific identification method. Land acquisition, development, interest, and real estate taxes are capitalized and allocated generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction, and construction utilities are considered overhead costs and are allocated on a per unit basis. These costs are capitalized to inventory beginning with the start of development through construction completion. Changes in estimated costs to be incurred in a community are generally allocated to the remaining project on a prospective basis. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes. Such costs are expensed as incurred.
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can also be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.
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
In the ordinary course of business, we enter into land purchase agreements with various sellers to acquire lots. Real estate not owned under these agreements is reflected in Consolidated real estate not owned with a corresponding liability in Liabilities attributable to consolidated real estate not owned in the Consolidated balance sheets. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest expense/(income), net on the Consolidated statement of operations. We are not legally obligated to purchase lots under these agreements, but would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. Land is considered held for sale once it meets all criteria in accordance with ASC 360 Property, Plant and Equipment. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the Consolidated statements of operations.
INSURANCE COSTS, SELF-INSURANCE RESERVES AND WARRANTY RESERVES
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
We offer a one-year limited warranty to cover various defects in workmanship or materials, a two-year limited warranty on certain systems (such as electrical or cooling systems), and a ten-year limited warranty on structural defects. In addition, any outstanding warranties which were offered by our acquired companies are also honored. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate performance obligation in the sales arrangement since it is not priced apart from the home; therefore, it is accounted for in accordance with ASC Topic 450, Contingencies, which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. The amount of revenue related to the product is recognized in full upon the delivery of the home if all other criteria for revenue recognition have been met. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of Cost of home closings on the Consolidated statements of operations.
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
INVESTMENTS IN UNCONSOLIDATED ENTITIES AND VARIABLE INTEREST ENTITIES
We are involved in joint ventures with independent third parties for real estate development, homebuilding and mortgage lending activities. We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial policies of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For these unconsolidated joint ventures, our share of net earnings or losses is included in Net (income)/loss from unconsolidated entities on the Consolidated statements of operations when earned and distributions are credited against our Investment in unconsolidated entities on the Consolidated balance sheets when received.
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
In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a variable interest entity ("VIE") may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses, or benefit from rights to residual returns, if they occur. If we are the primary beneficiary of the VIE, we consolidate the VIE in our Consolidated financial statements and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, in the Consolidated balance sheets.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
(Dollars in thousands, except per share information)	2024	2023	2022
Statements of Operations Data:
Home closings revenue, net	$7,755,219	$7,158,857	$7,889,371
Land closings revenue	81,417	60,971	81,070
Financial services revenue	199,459	160,312	135,491
Amenity and other revenue	132,041	37,691	118,985
Total revenue	$8,168,136	$7,417,831	$8,224,917
Cost of home closings	5,863,743	5,451,401	5,904,458
Cost of land closings	73,609	55,218	63,644
Financial services expenses	108,592	93,990	83,960
Amenity and other expenses	137,980	34,149	80,489
Total cost of revenue	$6,183,924	$5,634,758	$6,132,551
Gross margin	1,984,212	1,783,073	2,092,366
Sales, commissions and other marketing costs	456,092	418,134	398,074
General and administrative expenses	314,406	280,573	245,138
Net (income)/loss from unconsolidated entities	(6,347)	(8,757)	14,184
Interest expense/(income), net	13,316	(12,577)	17,674
Other expense, net	50,627	87,567	38,497
Loss/(gain) on extinguishment of debt, net	—	295	(13,876)
Income before income taxes	$1,156,118	$1,017,838	$1,392,675
Income tax provision	269,548	248,097	336,428
Net income before allocation to non-controlling interests	$886,570	$769,741	$1,056,247
Net income attributable to non-controlling interests	(3,261)	(812)	(3,447)
Net income	$883,309	$768,929	$1,052,800
Home closings gross margin	24.4%	23.9%	25.2%
Average selling price per home closed	$601	$623	$624
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.9%	5.9%	5.1%
General and administrative expenses as a percentage of home closings revenue, net	4.0%	3.9%	3.1%
Effective income tax rate	23.3%	24.4%	24.2%
Earnings per common share-
Basic	$8.43	$7.09	$9.16
Diluted	$8.27	$6.98	$9.06
Non-GAAP Measures
In addition to the results reported in accordance with GAAP, we have provided information in this annual report relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin, (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio.
Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of inventory and real estate impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements that the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. The legal reserves or settlements amounts presented in the years ended December 31, 2024 and 2023 relate to the
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
same claim and are discussed in Note 14 - Commitments and Contingencies in the notes to the Consolidated financial statements included in this Annual Report.
EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income taxes, depreciation and amortization to calculate EBITDA. Adjusted EBITDA further excludes non-cash compensation expense, if any, inventory and real estate impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net and legal reserves or settlements that the Company deems not to be in the ordinary course of business.
Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance cost/(premium), net, and less mortgage warehouse borrowings, net of unrestricted cash and cash equivalents ("net homebuilding debt"), by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).
Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding inventory impairment charges.
Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our segments, and to set targets for performance-based compensation. We also use the ratio of net homebuilding debt to total capitalization as an indicator of overall financial leverage and to evaluate our performance against other companies in the homebuilding industry. In the future, we may include additional adjustments in the above-described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.
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
Adjusted Net Income and Adjusted Earnings Per Common Share

	Year ended December 31,
(Dollars in thousands, except per share data)	2024	2023
Net income	$883,309	$768,929
Legal reserves or settlements	23,682	64,665
Real estate impairment charges	29,637	11,791
Pre-acquisition abandonment charges	9,453	4,235
Loss on extinguishment of debt, net	—	295
Tax impact due to above non-GAAP reconciling items	(14,638)	(19,737)
Adjusted net income	$931,443	$830,178
Basic weighted average number of shares	104,813	108,424
Adjusted earnings per common share - Basic	$8.89	$7.66
Diluted weighted average number of shares	106,846	110,145
Adjusted earnings per common share - Diluted	$8.72	$7.54
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Income Before Income Taxes and Related Margin

	Year ended December 31,
(Dollars in thousands)	2024	2023
Income before income taxes	$1,156,118	$1,017,838
Legal reserves or settlements	23,682	64,665
Real estate impairment charges	29,637	11,791
Pre-acquisition abandonment charges	9,453	4,235
Loss on extinguishment of debt, net	—	295
Adjusted income before income taxes	$1,218,890	$1,098,824
Total revenue	$8,168,136	$7,417,831
Income before income taxes margin	14.2%	13.7%
Adjusted income before income taxes margin	14.9%	14.8%
Adjusted Home Closings Gross Margin

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Home closings revenue, net	$7,755,219	$7,158,857
Cost of home closings	5,863,743	5,451,401
Home closings gross margin	$1,891,476	$1,707,456
Inventory impairment charges	5,036	11,791
Adjusted home closings gross margin	$1,896,512	$1,719,247
Home closings gross margin as a percentage of home closings revenue, net	24.4%	23.9%
Adjusted home closings gross margin as a percentage of home closings revenue, net	24.5%	24.0%
EBITDA and Adjusted EBITDA Reconciliation

	Twelve Months Ended December 31,
(Dollars in thousands)	2024	2023
Net income before allocation to non-controlling interests	$886,570	$769,741
Interest expense/(income), net	13,316	(12,577)
Amortization of capitalized interest	114,199	134,870
Income tax provision	269,548	248,097
Depreciation and amortization	11,535	8,976
EBITDA	$1,295,168	$1,149,107
Legal reserves or settlements	23,682	64,665
Non-cash compensation expense	22,461	26,095
Real estate impairment charges	29,637	11,791
Pre-acquisition abandonment charges	9,453	4,235
Loss on extinguishment of debt, net	—	295
Adjusted EBITDA	$1,380,401	$1,256,188
Total revenue	$8,168,136	$7,417,831
Net income before allocation to non-controlling interests as a percentage of total revenue	10.9%	10.4%
EBITDA as a percentage of total revenue	15.9%	15.5%
Adjusted EBITDA as a percentage of total revenue	16.9%	16.9%

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt to Capitalization Ratios Reconciliation

	As of December 31,
(Dollars in thousands)	2024	2023
Total debt	$2,120,483	$2,017,102
Plus: unamortized debt issuance cost, net	6,616	8,375
Less: mortgage warehouse borrowings	(174,460)	(153,464)
Total homebuilding debt	$1,952,639	$1,872,013
Total stockholders' equity	5,878,180	5,332,286
Total capitalization	$7,830,819	$7,204,299
Total homebuilding debt to capitalization ratio	24.9%	26.0%
Total homebuilding debt	$1,952,639	$1,872,013
Less: cash and cash equivalents	(487,151)	(798,568)
Net homebuilding debt	$1,465,488	$1,073,445
Total stockholders' equity	5,878,180	5,332,286
Total capitalization	$7,343,668	$6,405,731
Net homebuilding debt to capitalization ratio	20.0%	16.8%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following tables and related discussion set forth key operating and financial data for our operations as of and for the fiscal years ended December 31, 2024 and 2023. For similar operating and financial data and discussion of our fiscal 2023 results compared to our fiscal 2022 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 21, 2024, and is incorporated herein by reference.
Ending Active Selling Communities

	Year Ended December 31,		Change
	2024	2023
East	124	108	14.8%
Central	99	93	6.5%
West	116	126	(7.9%)
Total	339	327	3.7%
Ending active selling communities as of December 31, 2024 increased nearly 4% when compared to December 31, 2023. The increase was primarily attributable to the timing of community openings in our East and Central segments, including master planned communities, which were partially offset by community close-outs. The decrease in the West is due to the close-out of several higher paced communities in certain markets.
Net Sales Orders

	Year Ended December 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	4,588	3,968	15.6%	$2,537,245	$2,366,528	7.2%	$553	$596	(7.2)%
Central	3,250	2,725	19.3%	1,773,792	1,588,169	11.7%	$546	$583	(6.3)%
West	4,410	4,137	6.6%	2,991,700	2,784,803	7.4%	$678	$673	0.7%
Total	12,248	10,830	13.1%	$7,302,737	$6,739,500	8.4%	$596	$622	(4.2)%
(1)Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The number of net sales orders increased by 13.1% for the year ended December 31, 2024, compared to the prior year, primarily due to new community openings in our East and Central regions as well as a lower cancellation rate in our Central and West regions. The first quarter of 2024 experienced strong sales further contributing to this overall increase in the year ended December 31, 2024 compared to the prior year. We continue to offer our buyers various incentives, discounts, and financing programs which also contributed to the increase in net sales orders. The sales value increased by 8.4% as a result of the increase in the number of net sales orders, partially offset by a 4.2% decrease in average selling price due to decreases in option and lot premium revenues in certain markets combined with product mix.
Sales Order Cancellations

	Cancellation Rate(1)
	Year Ended December 31,
	2024	2023
East	9.3%	8.2%
Central	9.2%	15.3%
West	10.0%	13.4%
Total Company	9.5%	12.1%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate for the year ended December 31, 2024 decreased to 9.5 % from 12.1%, compared to the prior year. We believe the decrease in cancellations is due to improved buyer confidence as a result of stabilizing macro economic factors such as mortgage interest rates and inflation as well as our pricing and financing incentives or discounts which increased net sales orders for the year ended December 31, 2024, compared to the prior year.
Sales Order Backlog

	As of December 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	1,737	2,071	(16.1)%	$1,190,884	$1,480,268	(19.5)%	$686	$715	(4.1%)
Central	1,098	1,299	(15.5)%	668,574	864,162	(22.6)%	$609	$665	(8.4)%
West	1,907	1,919	(0.6%)	1,332,690	1,300,200	2.5%	$699	$678	3.1%
Total	4,742	5,289	(10.3)%	$3,192,148	$3,644,630	(12.4)%	$673	$689	(2.3%)
(1)Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the sales contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.
Total backlog units and total sales value decreased by 10.3% and 12.4%, respectively, at December 31, 2024 compared to December 31, 2023. Overall, we had more quick move-in homes which sold and closed during the year ended December 31, 2024 compared to the year ended December 31, 2023, which contributed to the decrease in company-wide sales order backlog.The decrease in backlog units in the East is primarily due to improved construction cycle times in the year ended December 31, 2024 as well as the prior year backlog including homes relating to the opportunistic bulk sale transactions to real estate investors. The decrease in the Central region is due to the closeout of certain high volume communities and improved cycle times.
Home Closings Revenue, Net

	Year Ended December 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2024	2023	Change	2024	2023	Change	2024	2023	Change
East	4,922	4,480	9.9%	$2,826,628	$2,619,322	7.9%	$574	$585	(1.8%)
Central	3,552	3,143	13.0%	1,969,381	1,935,500	1.8%	$554	$616	(10.0%)
West	4,422	3,872	14.2%	2,959,210	2,604,035	13.6%	$669	$673	(0.5)%
Total	12,896	11,495	12.2%	$7,755,219	$7,158,857	8.3%	$601	$623	(3.4)%
The number of homes closed increased by 12.2% for the year ended December 31, 2024, compared to the prior year. The increase in the number of homes closed in the year ended December 31, 2024 is primarily due to improved sales pace and construction cycle times. In addition, the West region had several master plan communities that began closing homes during
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the year ended December 31, 2024. Home closings revenue, net increased 8.3% as a result of the increase in the number of homes closed, partially offset by a decrease in average selling price for the year ended December 31, 2024, compared to the prior year, as a result of home closings mix and a decrease in option revenue and lot premium revenue in certain markets.
Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2024	2023	Change
East	$30,612	$32,206	$(1,594)
Central	24,514	28,765	(4,251)
West	26,291	—	26,291
Total	$81,417	$60,971	$20,446
We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land or if we determine certain properties no longer fit our strategic plans. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market conditions and opportunities. Land closings revenue for the year ended December 31, 2024 included lot sales in certain Florida markets in the East region, Texas markets in the Central region, and the Portland market in the West region.
Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2024	2023	Change
East	$22,296	$23,102	$(806)
Central	—	—	—
West	1,316	1,414	(98)
Corporate	108,429	13,175	95,254
Total	$132,041	$37,691	$94,350
Several of our communities operate amenities such as golf courses, club houses, and fitness centers (generally in the East segment). We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region includes the activity relating to our Build-to-Rent and Urban Form operations. Amenity and other revenue for the year ended December 31, 2024 in Corporate is due to the sale of two Build-to-Rent projects for an aggregate of $88.4 million in revenue.
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

	Year Ended December 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Home closings revenue, net	$2,826,628	$2,619,322	$1,969,381	$1,935,500	$2,959,210	$2,604,035	$7,755,219	$7,158,857
Cost of home closings	2,065,218	1,900,833	1,485,968	1,443,490	2,312,557	2,107,078	5,863,743	5,451,401
Home closings gross margin	$761,410	$718,489	$483,413	$492,010	$646,653	$496,957	$1,891,476	$1,707,456
Real estate impairment charges	$2,325	$—	$2,711	$—	$—	$11,791	$5,036	$11,791
Adjusted home closings gross margin	$763,735	$718,489	$486,124	$492,010	$646,653	$508,748	$1,896,512	$1,719,247
Home closings gross margin as a percentage of home closings revenue	26.9%	27.4%	24.5%	25.4%	21.9%	19.1%	24.4%	23.9%
Adjusted home closings gross margin as a percentage of home closings revenue	27.0%	27.4%	24.7%	25.4%	21.9%	19.5%	24.5%	24.0%
Consolidated home closings gross margin and adjusted gross margin each increased 50 basis points to 24.4% and 24.5%, respectively, for the year ended December 31, 2024, compared to 23.9% and 24.0%, respectively, in the prior year. Home closings gross margin decreased in the East and Central regions primarily as a result of closing product mix. The East and Central regions were also negatively impacted by impairment charges during the year ended December 31, 2024. In addition, a decrease in lot premium and option revenue as well as an increase in finance incentives at the time of closing further contributed to the changes in home closings gross margin for the East and Central regions. The increase in the West region is primarily due to closing product mix and a decrease in incentives and discounts. In addition, the West region was negatively impacted by an impairment charge during the year ended December 31, 2023 as a result of a change in scope directly related to a change in municipality requirements for one community.
Financial Services
The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	Change
Mortgage services revenue	$154,812	$120,337	28.6%
Title services and other revenues	44,647	39,975	11.7%
Total financial services revenue	199,459	160,312	24.4%
Financial services net income from unconsolidated entities	8,915	9,149	(2.6%)
Total revenue	208,374	169,461	23.0%
Financial services expenses	108,592	93,990	15.5%
Financial services income before income taxes	$99,782	$75,471	32.2%
Total originations:
Number of Loans	8,827	7,368	19.8%
Principal	$4,092,845	$3,445,247	18.8%
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Supplemental data:
Average FICO score	752	753
Funded origination breakdown:
Government (FHA,VA,USDA)	22%	22%
Other agency	75%	74%
Total agency	97%	96%
Non-agency	3%	4%
Total funded originations	100%	100%
Total financial services revenue increased by 24.4% for the year ended December 31, 2024, compared to the prior year. The increase in total financial services revenue was a result of an increase in mortgage loan originations as well as the revenue earned on the sale of loans from a favorable operating environment.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, remained flat at 5.9% for the year ended December 31, 2024 compared to the prior year. Sales, commissions, and other marketing costs increased in the year ended December 31, 2024 compared to the prior year as a result of an increase in the number of homes closed.
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.0% for the year ended December 31, 2024 compared to 3.9% for the prior year. The increase was primarily due to an increase in payroll related expenses as a result of a 7.1% increase in headcount.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $6.3 million and $8.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease in net income from unconsolidated entities is primarily due to new joint ventures which experienced start-up expenses prior to having the opportunity to generate income.
Interest Expense/(Income), net
Interest expense, net was $13.3 million and interest income, net was $12.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in interest expense, net is primarily due to an increase in the amount of non-capitalizable interest expense relating to our land banking arrangements exceeding interest income earned on our outstanding cash balances.
Other Expense, net
Other expense, net for the years ended December 31, 2024 and 2023 was $50.6 million and $87.6 million, respectively. The decrease is primarily due to significant charges in 2023 relating to a certain legal settlement as discussed in Note 14 - Commitments and Contingencies in the Notes to Consolidated financial statements included in this Annual Report. The year ended December 31, 2024 includes an aggregate of $23.7 million in legal charges compared to $64.7 million in 2023. Additionally, our insurance losses for the year ended December 31, 2024 totaled $21.3 million compared to $17.1 million for the year ended December 31, 2023.
Income Tax Provision
Our effective tax rate was 23.3% and 24.4% for the years ended December 31, 2024 and December 31, 2023, respectively. Our effective rate for both years was affected by a number of factors including state income taxes and nondeductible executive compensation, offset by energy tax credits related to homebuilding activities, and excess tax benefits from stock-based compensation.
Net Income
Net income before allocation to non-controlling interests and diluted earnings per common share for the year ended December 31, 2024 were $886.6 million and $8.27, respectively. Net income before allocation to non-controlling interests and diluted earnings per common share for the year ended December 31, 2023 were $769.7 million and $6.98, respectively.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increases in net income and diluted earnings per common share in the year ended December 31, 2024 compared to the prior year were primarily attributable to higher homebuilding gross margin and lower other expenses such as legal settlements, slightly offset by higher sales, commissions and other marketing costs and higher general and administrative expenses.
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
Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our Consolidated statements of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$487,151	$798,568
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
$100 Million Revolving Credit Facility availability(1)	—	100,000
Letters of credit outstanding	(52,914)	(61,181)
Revolving Credit Facility availability	947,086	1,038,819
Total liquidity	$1,434,237	$1,837,387
(1) Our $100 Million Revolving Credit Facility matured on its maturity date of September 17, 2024 and was not renewed.
We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our Revolving Credit Facility to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, payments of ongoing operating expenses, and repurchases of common stock. We believe we will generate sufficient cash from our operations to meet the demands for such funds, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands. As part of our operations, we may from time to time purchase our outstanding debt or equity through open market purchases, privately negotiated transactions or otherwise. Purchases or retirements of debt and/or purchases of equity, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
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

	Cash Requirements
(Dollars in thousands)	Totals	Short-Term Demands	Long-Term Demands
Lease obligations (1)	$325,318	$19,151	$306,167
Lot options and land banking arrangements	1,943,777	584,217	1,359,560
Senior notes	1,477,070	-	1,477,070
Other debt outstanding	650,029	307,646	342,383
Estimated interest expense (2)	322,758	97,147	225,611
Totals	$4,718,952	$1,008,161	$3,710,791
(1)Amount includes interest.
(2)Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.1% as of December 31, 2024.
In addition to our contractual obligations, we also have forecasted operational cash outlays on items such as future land purchases or common stock repurchases, to maintain our strategic growth and returns to our investors. Management expects to invest approximately $2.6 billion in land acquisition and development during the next twelve months which is consistent with our spend during 2024. As of December 31, 2024 we had approximately $910.1 million remaining on our share repurchase authorization, which expires on December 31, 2026.
Cash Flow Activities
Operating Cash Flow Activities
Our net cash provided by operating activities was $210.1 million) for the year ended December 31, 2024 compared to $806.2 million for the year ended December 31, 2023. The decrease in cash provided by operating activities was primarily attributable to an increase in spend on real estate inventory and land deposits as well as an increase in our mortgage loans held for sale, partially offset by an increase in accounts payable, accrued expenses and other liabilities and the sale of certain assets relating to our Build-to-Rent operations.

Investing Cash Flow Activities
Net cash used in investing activities was $136.4 million for the year ended December 31, 2024 compared to $97.2 million for the year ended December 31, 2023. The increase in cash used in investing activities was primarily due to an increase in net investments of capital into unconsolidated entities.
Financing Cash Flow Activities
Net cash used in financing activities was $393.6 million for the year ended December 31, 2024 compared to $628.5 million for the year ended December 31, 2023. The decrease in cash used in financing activities was primarily due to the prior year including a $350 million repayment of senior notes, offset in part by higher stock repurchases for the year ended December 31, 2024.
Debt Instruments
For information regarding our debt instruments, including the terms governing our senior notes and our Revolving Credit Facility, see Note 8—Debt in the Notes to the Consolidated financial statements included in this Annual Report.
Financial Guarantees
The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2024	2023
Letters of credit (1)	$52,914	$61,181
Surety bonds	1,355,242	1,243,307
Total outstanding letters of credit and surety bonds	$1,408,156	$1,304,488
(1)As of December 31, 2024 and 2023, there was $200.0 million total capacity of letters of credit available under our $1 Billion Revolving Credit Facility.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements as of December 31, 2024
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial or strategic partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
For the years ended December 31, 2024 and 2023, total cash contributed to unconsolidated joint ventures was $129.8 million and $64.6 million, respectively.
The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2024	2023
East	$86,378	$63,628
Central	$164,434	$125,610
West	$94,864	$88,219
Financial Services / Corporate	$94,045	$68,735
Total	$439,721	$346,192
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. At December 31, 2024 and 2023, the aggregate purchase price of these contracts was $1.9 billion and $1.5 billion, respectively.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7A   |   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 7A | QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2024, approximately 92% of our debt was fixed rate and 8% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our $1 Billion Revolving Credit Facility and to borrowings by TMHF under its various warehouse facilities. As of December 31, 2024, we had no outstanding borrowings under our $1 Billion Revolving Credit Facility. As of December 31, 2024, we had approximately $947.1 million of additional availability for borrowings under such facility including $147.1 million of additional availability for letters of credit (giving effect to $52.9 million of letters of credit outstanding as of such date).
The agreements governing our mortgage warehouse facilities as well as our $1 Billion Revolving Credit Facility use SOFR as the basis for determining interest rates. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.
We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 8, Debt in the Notes to Consolidated financial statements included in this Annual Report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2024. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20-30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed Rate Debt	$133.1	$185.0	$609.9	$480.4	$23.2	$521.0	$1,952.6	$1,929.3
Weighted average interest rate(1)	2.7%	2.7%	5.2%	5.4%	2.7%	5.5%	4.9%
Variable Rate Debt(2)	$174.5	$—	$—	$—	$—	$—	$174.5	$174.5
Weighted average interest rate	6.2	—	—	—	—	—	6.2%
(1)Represents the coupon rate of interest on the full principal amount of the debt.
(2)Based upon the amount of variable rate debt at December 31, 2024, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Owned inventory consists of land, land under development, homes under construction, completed homes and model homes, all of which are stated at cost. Management evaluates its owned inventory for indicators of impairment by community during each reporting period. If indicators of impairment are present for an active selling community, management first performs an undiscounted cash flow analysis to determine if a fair value analysis is required to be performed. The Company’s undiscounted cash flow analysis includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. Changes in these expectations may lead to a change in the outcome of the Company’s impairment analysis, and actual results may also differ from management’s assumptions.

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

We evaluated the reasonableness of management’s impairment indicator analysis by evaluating management's process for identifying impairment indicators, including thresholds used for investigation, and whether management appropriately considered key relevant indicators. We also conducted an independent analysis to determine whether additional factors were present during the period, that may indicate that a fair value analysis is required to be performed. Additionally, to evaluate management’s ability to develop estimates, we compared actual results for homes closed in the current year to prior projections for these same homes before closing and investigated variances.

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
February 19, 2025
We have served as the Company’s auditor since 2011.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$487,151	$798,568
Restricted cash	15	8,531
Total cash	487,166	807,099
Real estate inventory:
Owned inventory	6,162,889	5,473,828
Consolidated real estate not owned	71,195	71,618
Total real estate inventory	6,234,084	5,545,446
Land deposits	299,668	203,217
Mortgage loans held for sale	207,936	193,344
Lease right of use assets	68,057	75,203
Prepaid expenses and other assets, net	370,642	290,925
Other receivables, net	217,703	184,518
Investments in unconsolidated entities	439,721	346,192
Deferred tax assets, net	76,248	67,825
Property and equipment, net	232,709	295,121
Goodwill	663,197	663,197
Total assets	$9,297,131	$8,672,087
Liabilities
Accounts payable	$270,266	$263,481
Accrued expenses and other liabilities	632,250	549,074
Lease liabilities	78,998	84,999
Income taxes payable	2,243	—
Customer deposits	239,151	326,087
Estimated development liabilities	4,365	27,440
Senior notes, net	1,470,454	1,468,695
Loans payable and other borrowings	475,569	394,943
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	174,460	153,464
Liabilities attributable to consolidated real estate not owned	71,195	71,618
Total liabilities	$3,418,951	$3,339,801
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 162,061,709 and 161,129,515 shares issued, 102,241,978 and 106,917,636 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	3,086,342	3,068,597
Treasury stock at cost, 59,819,731 and 54,211,879 shares as of December 31, 2024 and December 31, 2023, respectively	(1,616,170)	(1,265,097)
Retained earnings	4,393,853	3,510,544
Accumulated other comprehensive income	2,509	896
Total stockholders’ equity attributable to TMHC	5,866,535	5,314,941
Non-controlling interests	11,645	17,345
Total stockholders’ equity	5,878,180	5,332,286
Total liabilities and stockholders’ equity	$9,297,131	$8,672,087
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Home closings revenue, net	$7,755,219	$7,158,857	$7,889,371
Land closings revenue	81,417	60,971	81,070
Financial services revenue	199,459	160,312	135,491
Amenity and other revenue	132,041	37,691	118,985
Total revenue	8,168,136	7,417,831	8,224,917
Cost of home closings	5,863,743	5,451,401	5,904,458
Cost of land closings	73,609	55,218	63,644
Financial services expenses	108,592	93,990	83,960
Amenity and other expenses	137,980	34,149	80,489
Total cost of revenue	6,183,924	5,634,758	6,132,551
Gross margin	1,984,212	1,783,073	2,092,366
Sales, commissions and other marketing costs	456,092	418,134	398,074
General and administrative expenses	314,406	280,573	245,138
Net (income)/loss from unconsolidated entities	(6,347)	(8,757)	14,184
Interest expense/(income), net	13,316	(12,577)	17,674
Other expense, net	50,627	87,567	38,497
Loss/(gain) on extinguishment of debt, net	—	295	(13,876)
Income before income taxes	1,156,118	1,017,838	1,392,675
Income tax provision	269,548	248,097	336,428
Net income before allocation to non-controlling interests	886,570	769,741	1,056,247
Net income attributable to non-controlling interests	(3,261)	(812)	(3,447)
Net income	$883,309	$768,929	$1,052,800
Earnings per common share
Basic	$8.43	$7.09	$9.16
Diluted	$8.27	$6.98	$9.06
Weighted average number of shares of common stock:
Basic	104,813	108,424	114,982
Diluted	106,846	110,145	116,221
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Income before non-controlling interests, net of tax	$886,570	$769,741	$1,056,247
Post-retirement benefits adjustments, net of tax	1,613	537	(330)
Comprehensive income	888,183	770,278	1,055,917
Comprehensive income attributable to non-controlling interests	(3,261)	(812)	(3,447)
Comprehensive income available to Taylor Morrison Home Corporation	$884,922	$769,466	$1,052,470
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital		Treasury Stock		Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2021	121,833,649	$1	$2,997,211	36,828,559	$(760,863)	$1,688,815	$689	$45,129	$3,970,982
Net income	—	—	—	—	—	1,052,800	—	3,447	1,056,247
Other comprehensive loss	—	—	—	—	—	—	(330)	—	(330)
Exercise of stock options and issuance of restricted stock, net(1)	729,977	—	1,377	—	—	—	—	—	1,377
Repurchase of common stock	(14,568,364)	—	—	14,568,364	(376,275)	—	—	—	(376,275)
Stock compensation expense	—	—	26,901	—	—	—	—	—	26,901
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(31,261)	(31,261)
Changes in non-controlling interests of consolidated joint ventures, net	—	—	—	—	—	—	—	(782)	(782)
Balance — December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
Net income	—	—	—	—	—	768,929	—	812	769,741
Other comprehensive income	—	—	—	—	—	—	537	—	537
Exercise of stock options and issuance of restricted stock, net(2)	1,737,330	—	17,013	—	—	—	—	—	17,013
Repurchase of common stock	(2,814,956)	—	—	2,814,956	(127,959)	—	—	—	(127,959)
Stock compensation expense	—	—	26,095	—	—	—	—	—	26,095
Balance — December 31, 2023	106,917,636	$1	$3,068,597	54,211,879	$(1,265,097)	$3,510,544	$896	$17,345	$5,332,286
Net income	—	—	—	—	—	883,309	—	3,261	886,570
Other comprehensive income	—	—	—	—	—	—	1,613	—	1,613
Exercise of stock options and issuance of restricted stock, net(3)	932,194	—	(4,716)	—	—	—	—	—	(4,716)
Repurchase of common stock(4)	(5,607,852)	—	—	5,607,852	(351,073)	—	—	—	(351,073)
Stock compensation expense	—	—	22,461	—	—	—	—	—	22,461
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(8,756)	(8,756)
Changes in non-controlling interests of consolidated joint ventures, net	—	—	—	—	—	—	—	(205)	(205)
Balance — December 31, 2024	102,241,978	$1	$3,086,342	59,819,731	$(1,616,170)	$4,393,853	$2,509	$11,645	$5,878,180
(1)Dollar amount includes $6.7 million of stock options exercised offset with the value of shares withheld for taxes on the issuance of restricted stock units which equates to $5.3 million
(2)Dollar amount includes $26.4 million of stock options exercised offset with the value of shares withheld for taxes on the issuance of restricted stock units which equates to $9.4 million
(3)Dollar amount includes $10.7 million of stock options exercised offset with the value of shares withheld for taxes on the issuance of restricted stock units which equates to $15.4 million
(4) Dollar amount includes $200.0 million of Accelerated Share Repurchases and $3.5 million for the the 1% excise tax on share repurchases
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$886,570	$769,741	$1,056,247
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income)/loss from unconsolidated entities	(6,347)	(8,757)	14,184
Stock compensation expense	22,461	26,095	26,901
Loss/(gain) on extinguishment of debt, net	—	295	(13,876)
Gain on land transfers	—	—	(14,508)
Distributions of earnings from unconsolidated entities	12,929	9,230	5,270
Depreciation and amortization	41,190	33,406	33,839
Lease expense	20,361	24,808	27,420
Debt issuance costs amortization	2,890	3,315	2,260
Estimated development liability change in estimate	(23,051)	(14,829)	—
Deferred income taxes	(8,423)	(169)	83,584
Real estate impairment charges	29,637	11,791	24,870
Change in Build-to-Rent/Urban Form assets due to sale	79,976	—	42,046
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(797,330)	(78,575)	(50,792)
Mortgage loans held for sale, prepaid expenses and other assets, net	(182,084)	31,012	5,789
Customer deposits	(86,936)	(86,005)	(73,613)
Accounts payable, accrued expenses and other liabilities	215,993	84,811	(61,849)
Income taxes payable	2,243	—	—
Net cash provided by operating activities	210,079	806,169	1,107,772
Cash Flows from Investing Activities:
Purchase of property and equipment	(36,330)	(33,426)	(30,581)
Distributions of capital from unconsolidated entities	29,698	824	125,275
Investments of capital into unconsolidated entities	(129,809)	(64,589)	(109,574)
Net cash used in investing activities	(136,441)	(97,191)	(14,880)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	—	7,103	38,202
Repayments on loans payable and other borrowings	(52,093)	(20,747)	(71,172)
Borrowings on revolving credit facilities	100,000	—	381,019
Repayments on revolving credit facilities	(100,000)	—	(412,548)
Borrowings on mortgage warehouse facilities	3,652,098	3,007,682	2,662,241
Repayments on mortgage warehouse facilities	(3,631,102)	(3,160,290)	(2,770,056)
Repayments on senior notes	—	(350,000)	(622,780)
Changes in stock option exercises and issuance of restricted stock, net	(4,716)	17,013	1,377
Payment of principal portion of finance lease	(1,404)	(1,316)	(1,344)
Repurchase of common stock, net	(347,598)	(127,959)	(376,275)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	(8,756)	—	(31,261)
Net cash used in financing activities	(393,571)	(628,514)	(1,202,597)
Net Increase/Decrease in Cash and Cash Equivalents and Restricted Cash	$(319,933)	$80,464	$(109,705)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	807,099	726,635	836,340
Cash, Cash Equivalents, and Restricted Cash — End of period	$487,166	$807,099	$726,635
Supplemental Cash Flow Information
Income tax payments	$(264,425)	$(204,274)	$(270,034)
Supplemental Non-Cash Investing and Financing Activities:
Loans payable issued to sellers in connection with land purchase contracts	$341,020	$235,554	$231,027
Change in inventory not owned	$(423)	$47,647	$(31,343)
Investments of land in unconsolidated joint ventures, net	$—	$—	$146,649
Impairment in unconsolidated joint ventures	$—	$—	$(14,714)
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
Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage loans held for sale. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage loans held for sale, there was no concentration of mortgage loans with any one borrower for the year ended December 31, 2024. No material losses have been experienced to date.
In addition, the Company is exposed to credit risk to the extent that mortgage loan borrowers fail to meet their contractual obligations. This risk is mitigated by collateralizing the home sold with a mortgage, and entering into forward commitments to sell our mortgage loans held for sale, generally within 30 days of origination.
Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand and escrow deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2024, the majority of our cash and cash equivalents were invested in highly liquid money market funds or on deposit with major financial institutions.
Restricted Cash — For the year ended December 31, 2023 restricted cash consisted of cash held under broker margin accounts associated with derivative instruments.
Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to Cost of home closings at the time
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
of home closings using the specific identification method. Land acquisition, development, interest, and real estate taxes are capitalized and allocated generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction, and construction utilities are considered overhead costs and allocated on a per unit basis. These costs are capitalized to inventory beginning with the start of development through construction completion. Changes in estimated costs to be incurred in a community are generally allocated to the remaining project on a prospective basis.
The life cycle of a community typically ranges from two to five years, commencing with the acquisition of unentitled or entitled land, continuing through the land development phase and concluding with the sale, construction and delivery of homes. Actual community duration will vary based on the size of the community, the sales absorption rate and whether we purchased the property as raw land or finished lots.
We capitalize qualifying interest costs to inventory during the development and construction periods. Capitalized interest is charged to Cost of home closings when the related inventory is charged to Cost of home closings.
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can also be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2024 we recorded $5.0 million of inventory impairments relating to our East and Central segments. For the years ended December 31, 2023 and 2022, we recorded $11.8 million and $24.9 million, respectively, of impairment charges relating to our West reporting segment. Impairment charges relating to real estate inventory are recorded to Cost of home closings on the Consolidated statement of operations. In addition to real estate inventory, we also review our other real estate assets for impairment. For the year ended December 31, 2024 we recorded $12.5 million of real estate asset impairment relating to one Urban Form asset in our Corporate and Unallocated reporting segment. For the years ended December 31, 2023 and 2022 there were no Urban Form asset impairment charges. Impairment charges relating to Urban Form assets are recorded to Amenity and other expenses on the Consolidated statement of operations.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community’s inventory until activity resumes and such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for recoverability and then cease future development and marketing activity until such a time when we believe that market conditions have improved and economic performance can be maximized. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of December 31, 2024 and 2023, we had no long-term strategic assets.
Real estate or inventory assets are considered held for sale once it is determined all criteria in accordance with Topic 360 have been met. The criteria includes the following considerations: (i) whether the company is committed to a plan to sell, (ii) whether the asset is available for immediate sale in the asset's present condition, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made and that the plan will be withdrawn. Real estate and inventory assets held for sale are reported at the lower of carrying value or estimated fair value, less estimated costs to sell. The estimated fair value is generally based on appraisal, sales listing agreements, purchase and sales agreements, letters of intent, broker price opinions, recent offers received, prices for assets in recent comparable sales transactions, or other third-party estimates. Impairment losses on real estate or inventory assets held for sale is recognized when the carrying value is greater than the fair value less estimated costs to sell. Fair value may be based on the estimated sales price of the property or a cash flow analysis may also be performed.
Inventory Assets Held for Sale - In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. For the twelve months ended December 31, 2024, we recorded $6.8 million of fair value adjustments for land held for sale in our West reporting segment, which was subsequently sold as of December 31, 2024.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
For the twelve months ended December 31, 2023 and 2022 we had no material fair value adjustments for land held for sale. Adjustments for land held for sale are recorded within Cost of land closings on the Consolidated statements of operations.
Real Estate Assets Held for Sale - As of December 31, 2024, we classified one Urban Form asset in Oregon to be held for sale. This asset is in our Corporate and Unallocated reporting segment. We expect the sale to occur within 12 months of the date it was classified as held for sale. We recorded an adjustment to fair value for $5.3 million, the amount of the impairment, which is included in Amenity and other expenses on the Consolidated statements of operations. The fair value of such asset held for sale as of December 31, 2024 is $89.7 million. There were no real estate assets classified as held for sale as of December 31, 2023 and 2022.
Land banking arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest expense/(income), net on the Consolidated statements of operations. These lots are considered controlled, however we are not legally obligated to purchase lots under these agreements and would forfeit any existing deposits and could be subject to financial and other penalties if the lots were not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the Consolidated balance sheets.
As of December 31, 2024 and 2023, we had the right to purchase 6,895 lots and 5,818 lots under land banking agreements for an aggregate purchase price of $1.2 billion and $822.1 million, respectively. As of December 31, 2024 and 2023, our exposure to loss related to deposits on land banking arrangements totaled $154.8 million and $129.2 million, respectively.
Land Deposits — We make deposits related to land option contracts, land banking, and land purchase contracts, which are recorded to Land Deposits on the consolidated balance sheets. Land deposits are recorded as real estate inventory in the accompanying Consolidated balance sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are non-refundable, they are charged to Other expense, net if the land acquisition process is terminated or no longer determined probable.
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
A summary of our leases is shown below:

	Operating Leases As of December 31,			Finance Leases As of December 31,
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Weighted average discount rate	5.8%	5.9%	5.9%	7.3%	7.3%	7.3%
Weighted average remaining lease term (in years)	4.9	3.8	4.1	83.1	85.1	86.0
Payments on lease liabilities	$21.4	$28.1	$29.2	$1.4	$1.3	$1.3
Recorded lease expense	$18.3	$22.8	$25.4	$2.1	$2.0	$2.0
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The future minimum lease payments required under our leases as of December 31, 2024 are as follows (dollars in thousands):

Years Ending December 31,	Operating Lease Payments	Finance Lease Payments		Total Lease Payments
2025	$17,766	$1,385		$19,151
2026	13,170	1,385		14,555
2027	10,314	1,385		11,699
2028	6,370	1,385		7,755
2029	5,516	1,574		7,090
Thereafter	9,242	255,826	(1)	265,068
Total lease payments	$62,378	$262,940		$325,318
Less: Interest	$8,390	$237,930		$246,320
Present value of future lease payments	$53,988	$25,010		$78,998
(1) Includes a 90-year land lease.
Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2024	2023
Prepaid expenses	$41,254	$41,310
Other assets	86,422	104,210
Build-to-Rent assets	242,966	145,405
Total prepaid expenses and other assets, net	$370,642	$290,925
Prepaid expenses consist primarily of sales commissions, prepaid rent, impact fees and the unamortized debt issuance costs for the revolving credit facility. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the homes to which they relate. Other assets consist primarily of various operating and escrow deposits, pre-acquisition costs, rebate receivables, income tax receivables, Urban Form assets, and other deferred costs. Build-to-Rent assets consist primarily of land and development costs relating to projects under construction.
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
Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in Other expense, net, when collectability becomes unlikely. Allowances at December 31, 2024 and 2023 were immaterial.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Investments in Consolidated and Unconsolidated Entities
Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts give us access to significant lot positions with a minimal initial capital investment and substantially reduce the risk associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, when we enter into agreements to acquire land or lots and pay a non-refundable deposit, we evaluate if a Variable Interest Entity (“VIE”) is created and if we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses, or rights to residual returns, if they occur. If we are the primary beneficiary of the VIE, we consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, in the Consolidated balance sheets.
Unconsolidated Joint Ventures — We use the equity method of accounting for entities, generally joint ventures with other builders, where we do not have a controlling interest over the operating and financial policies of the investee. Our share of net earnings or losses is included in Net (income)/loss from unconsolidated entities on the Consolidated statements of operations when earned and distributions are credited against our Investment in unconsolidated entities on the Consolidated balance sheets when received.
We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs, trends in the general economic environment, entitlement status of the land, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. We recorded $14.7 million of impairment charges related to investments in unconsolidated entities for the year ended December 31, 2022. No such charges were recorded for the years ended December 31, 2024 and 2023.
Income Taxes — We account for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recorded based on future tax consequences of temporary differences between the amounts reported for financial reporting purposes and the amounts deductible for income tax purposes, and are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
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
Depreciation expense was $11.5 million, $9.0 million, and $7.6 million, respectively, for the years ended December 31, 2024, 2023, and 2022. Depreciation expense is recorded in General and administrative expenses in the Consolidated statement of operations.
Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth fiscal quarter or whenever impairment indicators are present. For the years ended December 31, 2024, 2023 and 2022, goodwill was not impaired.
Insurance Costs, Self-Insurance Reserves and Warranty Reserves — We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record warranty
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability is aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. We are the parent of Beneva Indemnity Company (“Beneva”), a wholly-owned captive insurance company, which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors, such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.
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
We offer a one year limited warranty to cover various defects in workmanship or materials, two year limited warranty on certain systems (such as electrical or cooling systems), and a ten year limited warranty on structural defects. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate performance obligation in the sales arrangement since it is not priced separately from the home, therefore, it is accounted for in accordance with ASC Topic 450, Contingencies, which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of Cost of home closings on the Consolidated statements of operations.
Employee Benefit Plans — We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC") (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. At December 31, 2024, we match 100% of employees’ voluntary contributions up to 4% of eligible compensation, and 50% for each dollar contributed between 4% and 5% of eligible compensation. We contributed $14.4 million, $13.2 million, and $13.6 million to the 401(k) Plan for the years ended December 31, 2024, 2023, and 2022, respectively.
Treasury Stock — We account for treasury stock, including the shares repurchased as part of our Accelerated Share Repurchase ("ASR") programs, in accordance with ASC Topic 505-30, Equity—Treasury Stock. Repurchased shares are reflected as a reduction in stockholders’ equity. Refer to Note 11 - Stockholders' Equity for additional discussion regarding ASR programs.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
•Revenue from land sales is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is probable, and control of the property transfers to the buyer, which is generally upon the close of escrow.
Amenity and other revenue
We own and operate certain amenities such as golf courses, club houses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced and recorded as revenue on a monthly basis. Revenue from our golf club operations is also included in Amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets from our Urban Form operations and Build-to-Rent operations which is recorded as control transfers to the buyer at transaction close and other criteria of ASC Topic 606 are met.
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
Advertising Costs — We expense advertising costs as incurred. For the years ended December 31, 2024, 2023, and 2022, advertising costs were $33.8 million, $28.7 million, and $33.9 million, respectively. Such costs are included in Sales, commissions and other marketing costs on the Consolidated statement of operations.
Asset Acquisition —On April 29, 2024, we acquired substantially all the assets of Pyatt Builders, a privately-held Indianapolis based homebuilder. The assets acquired were primarily inventory for existing and future communities, including approximately 1,700 owned and controlled lots. The acquisition was accounted for as an asset acquisition and was not material to our results of operations or financial condition.
Recently Issued Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation as well as further disaggregate income taxes paid. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2025. The adoption of ASU 2023-09 will not impact our Consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which establishes new disclosure requirements for income statement expenses. Under the new guidance, entities must provide greater disaggregation of expenses which includes disclosing the amounts of purchases of inventory, employee compensation, and depreciation included in each relevant expense caption. Entities will also have to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and a definition of selling expenses. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2027. The adoption of ASU 2024-03 will not impact our Consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU must be applied prospectively and is effective for the annual reporting period ending December 31, 2026. The adoption of ASU 2024-04 will not impact our Consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
3. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of common stock were exercised or settled.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$883,309	$768,929	$1,052,800
Denominator:
Weighted average shares – basic	104,813	108,424	114,982
Restricted stock	986	925	707
Stock options	1,047	796	532
Weighted average shares – diluted	106,846	110,145	116,221
Earnings per common share – basic	$8.43	$7.09	$9.16
Earnings per common share – diluted	$8.27	$6.98	$9.06
The above calculations of weighted average shares exclude 120,255, 303,033, and 1,485,064 outstanding anti-dilutive stock options and unvested performance and non-performance restricted stock for the years ended December 31, 2024, 2023, and 2022, respectively.
In addition, 176,725 shares relating to our ASR (refer to Note 11 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the year ended December 31, 2024. There were no ASR transactions in 2023.
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2024	2023
Real estate developed and under development	$4,455,623	$3,855,534
Real estate held for development or held for sale (1)	26,301	29,317
Total land inventory	4,481,924	3,884,851
Operating communities (2)	1,524,352	1,414,528
Capitalized interest	156,613	174,449
Total owned inventory	6,162,889	5,473,828
Consolidated real estate not owned	71,195	71,618
Total real estate inventory	$6,234,084	$5,545,446
(1)Real estate held for development or held for sale includes properties which are not in active production.
(2)Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.
We have land option purchase contracts, land banking arrangements and other controlled lot agreements. We do not have title to the properties, and the property owner and its creditors generally only have recourse against us in the form of retaining non-refundable deposits. We are also not legally obligated to purchase the lots.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
A summary of owned and controlled lots is as follows:

	As of December 31,
(Dollars in thousands)	2024	2023
Owned lots:
Undeveloped	16,345	13,418
Under development	8,774	8,848
Finished	11,599	11,811
Total owned lots	36,718	34,077
Controlled lots:
Land option purchase contracts	9,529	8,621
Land banking arrangements	6,895	5,818
Other controlled lots(1)	33,011	23,846
Total controlled lots	49,435	38,285
Total owned and controlled lots	86,153	72,362
Homes in inventory	7,698	7,867
(1)Other controlled lots include single transaction take-downs and lots from our portion of unconsolidated JVs.
Lots which represent homes in progress and completed homes have been excluded from total owned lots. Controlled lots represent lots in which we have a contractual right to acquire real property, generally through an option contract, land banking arrangement, or a land deposit paid to a seller. Homes in inventory include any lots which have commenced vertical construction.
Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest capitalized - beginning of period	$174,449	$190,123	$168,670
Interest capitalized	96,363	119,196	159,913
Interest amortized to cost of home closings	(114,199)	(134,870)	(138,460)
Interest capitalized - end of period	$156,613	$174,449	$190,123
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
During the year ended December 31, 2022, we contributed land as part of two initial investments in existing unconsolidated joint ventures. In accordance with ASC 606, when the transferee obtains title, physical possession and maintains the risks and rewards of ownership of the property and the transferor has no continuing involvement, the contribution is considered a transfer. To recognize the transfer, the difference between the fair value of the land and carrying value at the time of the contribution is recorded as a gain/loss on transfer. For the year ended December 31, 2022, we recognized gains of $14.5 million in Other expense, net on the Consolidated statements of operations, related to land transferred to unconsolidated joint ventures.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of December 31,
	2024	2023
Assets:
Real estate inventory	1,396,887	$952,223
Other assets	226,198	182,517
Total assets	$1,623,085	$1,134,740
Liabilities:
Debt	$576,753	$317,224
Other liabilities	69,706	50,739
Total liabilities	$646,459	$367,963
Owners’ equity:
TMHC	$439,721	$346,192
Others	536,905	420,585
Total owners’ equity	$976,626	$766,777
Total liabilities and owners’ equity	$1,623,085	$1,134,740

	Year ended December 31,
	2024	2023	2022
Revenues	$305,057	$158,174	$168,695
Costs and expenses	(288,473)	(135,007)	(163,488)
Net income from unconsolidated entities	$16,584	$23,166	$5,207
TMHC’s share in net income/(loss) of unconsolidated entities(1)	$6,347	$8,757	$(14,184)
Distributions to TMHC from unconsolidated entities	$42,627	$10,054	$130,545
(1)TMHC’s share in net loss from unconsolidated entities in 2022 relates to a $14.7 million impairment charge to our investment in one of our unconsolidated joint ventures.
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
As of December 31, 2024, the assets of the consolidated joint ventures totaled $98.6 million, of which $18.1 million was cash and cash equivalents and $79.1 million was owned real estate inventory. As of December 31, 2023, the assets of the consolidated joint ventures totaled $265.2 million, of which $29.8 million was cash and cash equivalents, $70.2 million was owned real estate inventory, and $121.3 million was property and equipment, net. The liabilities of the consolidated joint ventures totaled $48.4 million and $133.8 million as of December 31, 2024 and December 31, 2023, respectively, and were primarily comprised of accounts payable and accrued expenses and other liabilities. The decrease in the balances at December 31, 2024 from December 31, 2023 is a result of our fourth quarter 2024 purchase for $4.4 million, from our partner, of the percentage of the Urban Form joint venture we did not previously own. We recognized an immaterial loss on the buyout which is recorded in Changes in non-controlling interest of consolidated joint ventures, net on the Consolidated statements of stockholders' equity.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Real estate development costs to complete	$44,046	$46,114
Compensation and employee benefits	174,509	149,095
Self-insurance and warranty reserves	214,105	184,448
Interest payable	32,288	31,042
Property and sales taxes payable	36,575	30,887
Other accruals	130,727	107,488
Total accrued expenses and other liabilities	$632,250	$549,074

Self-Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva. A summary of the changes in reserves are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Reserve - beginning of period	$184,448	$161,675	$141,839
Additions to reserves	82,376	83,226	76,643
Cost of claims incurred	(85,454)	(80,646)	(76,994)
Changes in estimates to pre-existing reserves	32,735	20,193	20,187
Reserve - end of period	$214,105	$184,448	$161,675
The increase in the end of period reserves as of December 31, 2024 is a result of year-to-date net losses generated in Beneva. The reserve estimates utilize actuarial assumptions which are based on historical and recent claims data. Both the frequency of the claims and the cost to remediate the claims have increased in recent years, causing increases in reserves.
7. ESTIMATED DEVELOPMENT LIABILITIES
Estimated development liabilities consist primarily of estimated future utilities improvements in Poinciana, Florida and Rio Rico, Arizona for home sites previously sold, in most cases prior to 1980. Such development liabilities were assumed through our acquisition of AV Homes and initially incurred by affiliates of AV Homes in connection with class action settlement agreements in 1974 (the “1974 Judgment”), which required AV Homes to install certain water and electric infrastructure at home sites upon satisfaction of certain conditions. Estimated development liabilities are reduced by actual expenditures and are evaluated and adjusted, as appropriate, to reflect management’s estimate of potential completion costs. These liabilities were historically based on third-party engineer cost estimates which reflected the estimated completion costs. In 2023, management performed an analysis which included identifying the number of home sites eligible for the future utility improvements and bifurcating into groups based on the home site status to better estimate the future costs and our ultimate liabilities.
This analysis, which is deemed to be a change in estimate, was a result of a change in policy, consistent with the terms of the 1974 Judgment, to perform infrastructure work for only lot owners that meet specific criteria, such as having privity of contract with the original sale documents. Management considered many factors in connection with this policy change, including the number of lots estimated to be owned by the original owners after bulk sales and foreclosures. Cost increases as a result of inflation or other economic factors were also taken into consideration.
There was a reduction to the estimated development liabilities of $23.1 million and $14.8 million during 2024 and 2023, respectively. In 2023, we used an engineer's cost study to perform an initial assessment of the value of the liabilities. In 2024, we engaged legal and other experts to further determine which lots within the initial engineer's cost study could potentially not have privity of contract and further reduced our estimated development liabilities by the number of lots that were determined to not have privity of contract or had no need for infrastructure installation. These reductions in the liabilities equated to an increase of approximately $0.17 and $0.10 per diluted share for the year ended December 31, 2024 and 2023, respectively. Unforeseen changes in claim activity, future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liabilities.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
8. DEBT
Total debt consists of the following (in thousands):

	As of December 31,
	2024			2023
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	500,000	(1,890)	498,110	500,000	(2,672)	497,328
6.625% Senior Notes due 2027(1)	27,070	733	27,803	27,070	1,022	28,092
5.75% Senior Notes due 2028	450,000	(1,920)	448,080	450,000	(2,551)	447,449
5.125% Senior Notes due 2030	500,000	(3,539)	496,461	500,000	(4,174)	495,826
Senior Notes subtotal	$1,477,070	$(6,616)	$1,470,454	$1,477,070	$(8,375)	$1,468,695
Loans payable and other borrowings	475,569	—	475,569	394,943	—	394,943
$1 Billion Revolving Credit Facility(2)	—	—	—	—	—	—
$100 Million Revolving Credit Facility	—	—	—	—	—	—
Mortgage warehouse borrowings	174,460	—	174,460	153,464	—	153,464
Total debt	$2,127,099	$(6,616)	$2,120,483	$2,025,477	$(8,375)	$2,017,102

(1)Unamortized debt issuance premium is reflective of fair value adjustments as a result of purchase accounting.
(2)Unamortized debt issuance costs are included in Prepaid expenses and other assets, net on the Consolidated balance sheets.
Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The majority of indentures governing our senior notes contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants. As of December 31, 2024, we were in compliance with all of the covenants under the Senior Notes.
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
6.625% Senior Notes due 2027
Following our exchange offer in the first quarter of 2021 (the “Exchange Offer”), whereby TM Communities offered to exchange any and all outstanding senior notes issued by William Lyon Homes (“WLH”), we had $290.4 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by TM Communities (the “2027 6.625% TM Communities Notes”) and $9.6 million aggregate principal amount of 6.625% Senior Notes due 2027 issued by WLH (the “2027 6.625% WLH Notes” and together with the 2027 6.625% TM Communities Notes, the “2027 6.625% Senior Notes”). The 2027 6.625% TM Communities Notes are obligations of TM Communities and are guaranteed by the Guarantors.
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
The remaining 2027 6.625% Senior Notes mature on July 15, 2027. As of December 31, 2024, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 101.104% of principal (plus accrued and unpaid interest). On or after July 15, 2025, the remaining 2027 6.625% Senior Notes are redeemable at a price equal to 100% of principal (plus accrued and unpaid interest).
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
$1 Billion Revolving Credit Facility
Our $1 Billion Revolving Credit Facility ("$1 Billion Facility") has a maturity date of March 11, 2027. During the year ended December 31, 2024, we borrowed and repaid $100.0 million under this facility. We had no outstanding borrowings as of December 31, 2024 and December 31, 2023.
As of December 31, 2024 and December 31, 2023, we had $2.0 million and $2.9 million, respectively, of unamortized debt issuance costs, which are included in Prepaid expenses and other assets, net, on the Consolidated balance sheets. As of December 31, 2024 and December 31, 2023, we had $52.9 million and $61.2 million, respectively, of utilized letters of credit, resulting in $947.1 million and $938.8 million, respectively, of availability.
The $1 Billion Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level, currently of at least $3.8 billion. The financial covenants would be in effect for any fiscal quarter during which any (a) loans under the $1 Billion Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) undrawn letters of credit (except to the extent cash collateralized) issued under the $1 Billion Facility in an aggregate amount greater than $40.0 million or unreimbursed letters of credit issued under the $1 Billion Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter. For purposes of determining compliance with the financial covenants for any fiscal quarter, the $1 Billion Facility provides that we may exercise an equity cure by issuing certain permitted securities for cash or otherwise recording cash contributions to our capital that will, upon the contribution of such cash to the borrower, be included in the calculation of consolidated tangible net worth and consolidated total capitalization. The equity cure right is exercisable up to twice in any period of four consecutive fiscal quarters and up to five times overall.
The $1 Billion Facility contains certain restrictive covenants including limitations on incurrence of liens, the payment of dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The $1 Billion Facility contains customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants, subject to the exercise of an equity cure), incorrectness of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
judgments, ERISA events with material adverse effect, actual or asserted invalidity of material guarantees and change of control.
As of December 31, 2024, we were in compliance with all of the covenants under the $1 Billion Facility.
$100 Million Revolving Credit Facility
Our $100 Million Revolving Credit Facility matured on its maturity date of September 17, 2024 and was not renewed.
Mortgage Warehouse Borrowings
The following is a summary of our TMHF mortgage warehouse borrowings:

	As of December 31, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A(2)	$—	$—	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	69,008	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	60,176	125,000	Daily SOFR + 1.50%	September 3, 2025(3)	Mortgage loans
Warehouse E	43,153	100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Warehouse F(2)	2,123	60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Total	$174,460	$410,000

	As of December 31, 2023
Facility	Amount Drawn	Facility Amount	Interest Rate	Expiration Date	Collateral (1)
Warehouse A	$13,477	$60,000	Daily SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	25,567	100,000	Term SOFR + 1.65%	on demand	Mortgage loans
Warehouse D	56,745	100,000	Daily SOFR + 1.50%	September 4, 2024	Mortgage loans
Warehouse E	57,675	100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Total	$153,464	$360,000
(1)The mortgage warehouse borrowings outstanding as of December 31, 2024 and 2023, are collateralized by $207.9 million and $193.3 million, respectively, of mortgage loans held for sale.

(2)During December 2024, Warehouse A's bank was purchased by Warehouse F's bank and created a new facility referred to as Warehouse F. As a result, there was no availability under Warehouse A as of December 31, 2024.

(3)The Company has the intent and ability to renew Warehouse D's borrowing's upon expiration.
Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2024 and 2023 consist of project-level debt to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. These borrowings bear interest at rates that ranged from 0% to 11% and 0% to 9% at each of December 31, 2024 and December 31, 2023, respectively. We impute interest for loans with no stated interest rates.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Future Minimum Principal Payments on Total Debt
Principal maturities of total debt for the year ended December 31, 2024 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2025	$307,646
2026	184,994
2027	609,923
2028	480,364
2029	23,152
Thereafter	521,020
Total debt	$2,127,099
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
The fair value of our Mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes IRLCs and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our Mortgage warehouse borrowings and Loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our Senior Notes is derived from quoted market prices by independent dealers in markets that are not active. The fair value of our Equity security investment in a public company is based upon quoted prices for identical assets in an active market. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2024, when compared to December 31, 2023.
The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2024		As Of December 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$207,936	$207,936	$193,344	$193,344
IRLCs	3	(5,917)	(5,917)	1,489	1,489
MBSs	2	4,174	4,174	(5,055)	(5,055)
Mortgage warehouse borrowings	2	174,460	174,460	153,464	153,464
Loans payable and other borrowings	2	475,569	475,569	394,943	394,943
5.875% Senior Notes due 2027 (1)	2	498,110	501,770	497,328	502,500
6.625% Senior Notes due 2027 (1)	2	27,803	26,804	28,092	26,529
5.75% Senior Notes due 2028 (1)	2	448,080	446,679	447,449	451,571
5.125% Senior Notes due 2030 (1)	2	496,461	478,455	495,826	483,690
Equity security	1	201	201	460	460
(1)Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs or bond premium. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair value of such inventories as of December 31, 2024 were $10.6 million and as of June 30, 2024 were $7.0 million. These values are a level 3 in the fair value hierarchy. As of December 31, 2023, the fair value for such inventories was not determined as there were no events and circumstances that indicated their carrying value was not recoverable.

10. INCOME TAXES
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current:
Federal	$231,758	$196,464	$203,119
State	46,902	51,009	48,134
Current tax provision	$278,660	$247,473	$251,253
Deferred:
Federal	$(8,951)	$(1,003)	$66,667
State	(161)	1,627	18,508
Deferred tax provision	$(9,112)	$624	$85,175
Total income tax provision	$269,548	$248,097	$336,428
A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.6	4.1	3.9
Non-controlling interest	—	(0.3)	(0.1)
Energy tax credits	(0.7)	(0.4)	(1.3)
Disallowed compensation expense	0.6	0.6	0.4
Excess stock compensation benefit	(0.6)	(0.5)	—
Other	(0.6)	(0.1)	0.3
Effective Rate	23.3%	24.4%	24.2%

Our effective tax rate was 23.3% and 24.4% for the years ended December 31, 2024 and December 31, 2023, respectively. Our effective rate for both years was affected by a number of factors including state income taxes and nondeductible executive compensation, offset by energy tax credits related to homebuilding activities, and excess tax benefits from stock-based compensation.
We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2024 and 2023, consisted of timing differences related to real estate inventory
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
impairments, expense accruals and reserves, provisions for liabilities, and net operating loss carryforwards. A summary of these components for the years ending December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Real estate inventory	$26,483	$41,660
Accruals and reserves	73,418	58,864
Net operating losses (1)	48,996	54,845
Total deferred tax assets	$148,897	$155,369
Deferred tax liabilities:
Real estate inventory, intangibles, other	$(6,223)	$(8,414)
Other	(5,512)	(2,274)
Deferred income	(55,186)	(76,856)
Total Deferred Tax Liabilities	$(66,921)	$(87,544)
Valuation allowance	(5,728)	—
Total net deferred tax assets	$76,248	$67,825
(1)A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from three business acquisitions: 1) the 2011 acquisition of the Company by our former principal equity holders, 2) the 2018 acquisition of AV Homes and 3) the 2021 acquisition of William Lyon Homes. All three acquisitions were deemed to be a change in control as defined by Section 382.

For the year ended December 31, 2024, we recorded a net valuation allowance of $5.7 million related to certain state deferred taxes which are not expected to be realized. We have approximately $163.2 million in available gross federal NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for a period of 20 years and begin to expire in 2029. State NOL carryforwards may be used to offset future taxable income for a period of 20 years and begin to expire in 2026. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.
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
As of December 31, 2024, 2023 and 2022 there are no unrecognized tax benefits.
We are currently under exam by the IRS for certain federal income tax returns for tax years 2015 through 2018 and 2021. The outcome of these examinations is not yet determinable but we believe our tax positions meet the more-likely-than-not threshold.
The statute of limitations for our major taxing jurisdictions remains open for examination for tax years through 2024.
11. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “common stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.
Stock Repurchase Program
October 23, 2024, the Board of Directors authorized a renewal of the Company's stock repurchase program which permits the repurchase up to $1.0 billion of the Company's common stock through December 31, 2026, which replaced the Company's prior $500.0 million repurchase authorization scheduled to expire on December 31, 2025. Repurchases under the program may occur from time to time through open market purchases, privately negotiated transactions or other transactions. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including prevailing market conditions, our liquidity, the terms of our debt
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
Using the availability under our stock repurchase program, we entered into four separate ASR agreements with the same financial institution during the year ended December 31, 2024 to supplement our traditional repurchase program. We paid $50.0 million for each agreement and received an initial delivery of common stock with an aggregate value of 80% of the repurchase price on the respective repurchase date, with the remaining 20% received (or to be received) at final settlement in accordance with the terms of each ASR agreement. The final settlements for the first three ASR agreements occurred during 2024, at which time, the volume-weighted average price calculations over the term of the ASR agreement were used to determine the final number of shares to be delivered. We accounted for the ASRs as common stock repurchases and forward contracts indexed to our own common stock. We determined that the equity classification criteria was met for the forward contracts; therefore, they were not accounted for as derivative instruments.
The following table summarizes share repurchase activity for the program for the years ended December 31, 2024 and 2023:

(Number of Shares)	2024	2023
Number of shares repurchased with ASR(1)	2,977,494	—
Other share repurchases(2)	2,630,358	2,814,956
Total amount repurchased	5,607,852	2,814,956
(1) Subsequent to December 31, 2024 the fourth ASR settled a total of 184,214 shares which are not included in the table above.
(2) Amount represents shares repurchased under our existing share repurchase program which are not part of ASRs.

The following table summarizes our spend on share repurchases for the years ended December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Amount available for repurchase — beginning of period	$494,489	$279,138
Amount cancelled from expired or unused authorizations	(236,799)	(156,690)
Additional amount authorized for repurchase	1,000,000	500,000
Amount repurchased	(347,597)	(127,959)
Amount available for repurchase — end of period	$910,093	$494,489

The Inflation Reduction Act was enacted in 2022 and includes a one percent excise tax on the net repurchase of Company stock. We have accrued such tax as of December 31, 2024 and included it in the cost of treasury stock repurchases on our Consolidated statement of stockholders' equity.
12. STOCK BASED COMPENSATION
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs PRSUs, and other equity-based awards deliverable in shares of our common stock. As of December 31, 2024, we had an aggregate of 4,889,987 shares of common stock available for future grants under the Plan.
The following table provides information regarding the amount and components of stock-based compensation expense, which is included in General and administrative expenses in the Consolidated statement of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restricted stock (1)	$17,837	$21,977	$22,464
Stock options	4,624	4,118	4,437
Total stock compensation	$22,461	$26,095	$26,901
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At December 31, 2024, 2023, and 2022, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $29.2 million, $26.5 million, and $27.1 million, respectively.
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
The following tables summarize stock option activity for the Plan for each year presented:

	Year Ended December 31,
	2024		2023		2022
	Number Of Options	Weighted Average Exercise/ Grant Price	Number Of Options	Weighted Average Exercise/ Grant Price	Number Of Options	Weighted Average Exercise/ Grant Price
Outstanding, beginning	2,254,142	$26.84	3,273,258	$23.35	3,165,612	$22.02
Granted(1)	127,513	56.48	359,768	35.18	519,799	29.30
Exercised	(414,629)	25.75	(1,252,516)	21.07	(323,625)	20.69
Cancelled/forfeited(1)	(10,330)	31.74	(126,368)	28.29	(88,528)	24.64
Balance, ending	1,956,696	$28.98	2,254,142	$26.84	3,273,258	$23.35
Options exercisable, at December 31,	1,231,352	$24.85	1,133,734	$23.48	1,775,881	$20.50
(1)Excludes the number of options granted and canceled in the same period.

	As of December 31,
(Dollars in thousands)	2024	2023	2022
Unamortized value of unvested stock options (net of estimated forfeitures)	$6,999	$7,861	$7,712
Weighted-average period (in years) expense expected to be recognized	2.4	2.5	2.5
Weighted-average remaining contractual life (in years) for options outstanding	5.7	6.4	6.6
Weighted-average remaining contractual life (in years) for options exercisable	4.5	4.8	5.2
The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	—%	—%	—%
Expected volatility(1)	51.60%	50.87%	30.46%
Risk-free interest rate(1)	4.24%	3.90%	1.91%
Expected term (in years)(1)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$31.02	$14.50	$9.94
(1)Expected volatilities and expected term are based on the historical information of comparable publicly traded homebuilders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date.
The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2024, 2023 and 2022:

	As of December 31,
(Dollars in thousands)	2024	2023	2022
Aggregate intrinsic value of options outstanding	$63,069	$59,758	$21,439
Aggregate intrinsic value of options exercisable	$44,766	$33,861	$15,385
The aggregate intrinsic value is based on the market price of our common stock on December 31, 2024, the last trading day in December 2024, which was $61.21, less the applicable exercise price of the underlying options. This value represents the amount that would have been realized if all the option holders had exercised their options on December 31, 2024.
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
The following table summarizes the activity of our PRSUs:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning	724,123	802,379	926,193
Granted	140,070	229,164	272,716
Vested	(244,781)	(245,306)	(380,632)
Forfeited	(1,588)	(62,114)	(15,898)
Balance, ending	617,824	724,123	802,379

	Year Ended December 31,
(Dollars in thousands):	2024	2023	2022
PRSU expense recognized	$7,058	$12,619	$12,642
Unamortized value of PRSUs	$8,755	$8,122	$8,911
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.8
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
Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.
The following tables summarize the activity of our RSUs:

	Year Ended December 31,
	2024		2023		2022
	Number Of RSUs	Weighted Average Grant Date Fair Value	Number Of RSUs (1)	Weighted Average Grant Date Fair Value	Number Of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	767,216	$29.87	814,834	$26.74	804,465	$24.73
Granted	251,435	57.52	297,317	35.96	359,993	29.04
Vested	(305,702)	31.30	(301,359)	27.52	(319,595)	24.32
Forfeited	(6,360)	49.37	(43,576)	29.81	(30,029)	26.90
Balance, ending	706,589	$38.90	767,216	$29.87	814,834	$26.74

	Year Ended December 31,
(Dollars in thousands):	2024	2023	2022
RSU expense recognized	$10,779	$9,357	$9,822
Unamortized value of RSUs	$13,456	$10,496	$10,486
Weighted-average period expense is expected to be recognized (in years)	2.2	1.7	1.7
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
The Company defines the Chief Operating Decision Maker ("CODM") function as the Chief Executive Officer, the Chief Financial Officer, and the Chief Corporate Operations Officer. On a quarterly basis, the CODM is provided with the financial results and key performance metrics at consolidated and disaggregated levels. The Company’s CODM assesses the segment's performance by using each segment's gross margin and income before income taxes (which includes certain corporate overhead allocations to each homebuilding segment for certain costs such as travel and entertainment and payroll related costs for the marketing department). The CODM makes company decisions and allocates resources based on the results and performance of the reporting segments.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services
Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The prior year tables shown below include Total costs of sales and a disaggregation of Sales, commissions and other marketing costs and General and administrative expenses as a result of the adoption of ASU 2023-07, Improvements to Reportable Segment Disclosures. The segment information is consistent with the metrics reviewed in the CODMs package and is as follows (in thousands):

	Year Ended December 31, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$2,826,628	$1,969,381	$2,959,210	$—	$7,755,219	$—	$7,755,219
All other revenue	52,908	24,514	27,607	199,459	304,488	108,429	$412,917
Total revenue	2,879,536	1,993,895	2,986,817	199,459	8,059,707	108,429	8,168,136

Cost of home closings	2,065,218	1,485,968	2,312,557	—	5,863,743	—	$5,863,743
All other cost of sales	43,604	20,825	34,569	108,592	207,590	112,591	$320,181
Total cost of sales	2,108,822	1,506,793	2,347,126	108,592	6,071,333	112,591	6,183,924

Home closings gross margin	761,410	483,413	646,653	—	1,891,476	—	$1,891,476

Total gross margin	770,714	487,102	639,691	90,867	1,988,374	(4,162)	$1,984,212
Sales, commissions and other marketing costs(2)	(169,270)	(131,997)	(146,909)	—	(448,176)	(7,916)	$(456,092)
General and administrative expenses	(47,888)	(34,501)	(46,514)	—	(128,903)	(185,503)	$(314,406)
Net (loss)/income from unconsolidated entities	—	(51)	(28)	8,915	8,836	(2,489)	$6,347
Interest and other (expense)/income, net(3)	(771)	(16,087)	(6,646)	2,112	(21,392)	(42,551)	$(63,943)
Income before income taxes	$552,785	$304,466	$439,594	$101,894	$1,398,739	$(242,621)	$1,156,118
(1)Includes the activity from our Build-To-Rent and Urban Form operations
(2)Includes corporate marketing expense allocations
(3)Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Year Ended December 31, 2023
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$2,619,322	$1,935,500	$2,604,035	$—	$7,158,857	$—	$7,158,857
All other revenue	55,308	28,765	1,414	160,312	245,799	13,175	258,974
Total revenue	2,674,630	1,964,265	2,605,449	160,312	7,404,656	13,175	7,417,831

Cost of home closings	1,900,833	1,443,490	2,107,078	—	5,451,401	—	5,451,401
All other cost of sales	52,478	24,846	2,053	93,989	173,366	9,991	183,357
Total cost of sales	1,953,311	1,468,336	2,109,131	93,989	5,624,767	9,991	5,634,758

Home closings gross margin	718,489	492,010	496,957	—	1,707,456	—	1,707,456

Total gross margin	721,319	495,929	496,318	66,323	1,779,889	3,184	1,783,073
Sales, commissions and other marketing costs(2)	(145,943)	(128,914)	(136,522)	—	(411,379)	(6,755)	(418,134)
General and administrative expenses	(39,381)	(29,893)	(42,306)	—	(111,580)	(168,993)	(280,573)
Net (loss)/income from unconsolidated entities	—	(98)	(217)	9,148	8,833	(76)	8,757
Interest and other (expense)/income, net(3)	(73,205)	(7,608)	3,981	—	(76,832)	1,842	(74,990)
Loss on extinguishment of debt	—	—	—	—	—	(295)	(295)
Income before income taxes	$462,790	$329,416	$321,254	$75,471	$1,188,931	$(171,093)	$1,017,838
(1)Includes the assets from our Build-To-Rent and Urban Form operations
(2)Includes corporate marketing expense allocations
(3)Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.

	Year Ended December 31, 2022
	East		Central		West		Financial Services		Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)		Total
Home closings revenue, net	$2,673,951		$2,014,869		$3,200,551		$—		$7,889,371	$—		$7,889,371
All other revenue	65,808		9,861		28,302		135,491		$239,462	96,084		335,546
Total revenue	2,739,759		2,024,730		3,228,853		135,491		8,128,833	96,084		8,224,917

Cost of home closings	1,963,177		1,522,353		2,418,928		—		5,904,458	—		5,904,458
All other cost of sales	58,359		9,371		17,981		83,960		169,671	58,422		228,093
Total cost of sales	2,021,536		1,531,724		2,436,909		83,960		6,074,129	58,422		6,132,551

Home closings gross margin	710,774		492,516		781,623		—		1,984,913	—		1,984,913

Total gross margin	718,223		493,006		791,944		51,531		2,054,704	37,662		2,092,366
Sales, commissions and other marketing costs(2)	(141,729)		(112,701)		(128,339)		—		(382,769)	(15,305)		(398,074)
General and administrative expenses	(38,448)		(25,123)		(39,412)		—		(102,983)	(142,155)		(245,138)
Net (loss)/income from unconsolidated entities	—		(55)		(18,445)		5,271		(13,229)	(955)		(14,184)
Interest and other expense, net(3)	(6,725)		(10,364)		(23,881)		—		(40,970)	(15,201)		(56,171)
Gain on extinguishment of debt	—		—		—		—		—	13,876		13,876
Income before income taxes	$531,321	$—	$344,763	$—	$581,867	$—	$56,802	$—	$1,514,753	$(122,078)	$—	$1,392,675
(1)Includes the assets from our Build-To-Rent and Urban Form operations
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(2)Includes corporate marketing expense allocations
(3)Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects

	As of December 31, 2024
	East	Central		West		Financial Services		Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,389,791	$1,296,272		$2,847,689		$—		$6,533,752	$—	$6,533,752
Investments in unconsolidated entities	86,378	164,434		94,864		5,483		351,159	88,562	439,721
Other assets	173,489	225,846		610,212		297,107		1,306,654	1,017,004	2,323,658
Total assets	$2,649,658	$1,686,552	$—	$3,552,765	$—	$302,590	$—	$8,191,565	$1,105,566	$9,297,131
(1)Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2023
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,909,084	$1,181,014	$2,658,565	$—	$5,748,663	$—	$5,748,663
Investments in unconsolidated entities	63,628	125,610	88,219	5,483	282,940	63,252	346,192
Other assets	177,739	214,685	616,210	298,451	1,307,085	1,270,147	2,577,232
Total assets	$2,150,451	$1,521,309	$3,362,994	$303,934	$7,338,688	$1,333,399	$8,672,087
(1)Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2022
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$1,820,765	$1,359,805	$2,453,662	$—	$5,634,232	$—	$5,634,232
Investments in unconsolidated entities	46,629	104,070	80,310	5,283	236,292	46,608	282,900
Other assets	216,816	251,727	613,029	431,535	1,513,107	1,040,485	2,553,592
Total assets	$2,084,210	$1,715,602	$3,147,001	$436,818	$7,383,631	$1,087,093	$8,470,724
(1)Includes the assets from our Build-To-Rent and Urban Form operations.
14. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.4 billion and $1.3 billion at December 31, 2024 and December 31, 2023, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2024 will be drawn upon.
Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine course of our business. We have a number of land purchase option contracts and land banking agreements for the right to purchase land or lots at a future point in time on predetermined terms. We do not have title to the property and the property owners and its creditors generally have no recourse. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. At December 31, 2024 and 2023, the aggregate purchase price of these contracts was $1.9 billion and $1.5 billion, respectively.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2024 and 2023, our legal accruals were $49.1 million and $26.2 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded accruals relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity) ("Avatar"), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violated various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). The class action complaint sought an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal (the "District Court") on November 29, 2021, and the plaintiffs agreed to continue to pay club membership fees pending the outcome of the appeal. On June 23, 2023, the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court, and we filed a notice to invoke the discretionary review of the Florida Supreme Court. On November 2, 2023, the Florida Supreme Court declined to exercise jurisdiction. Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, pre-judgment interest and post-judgment interest. The Court held evidentiary hearings on July 29 and 30, 2024 with respect to the plaintiffs' claims for additional pre-judgment interest and legal fees and heard closing argument on August 13, 2024. On November 4, 2024, the Tenth Judicial Circuit Court for Polk County, Florida issued an order granting the plaintiffs’ motion for attorneys’ fees and taxable costs and denied their motion for pre-judgment interest at a rate higher than the Florida statutory rate. The Court awarded plaintiffs $22.5 million for attorneys' fees, $0.6 million for pre-judgment interest at the statutory rate of 9.46%, and $0.6 million for reimbursement of taxable costs. As of December 31, 2024, we filed a notice of appeal and have recorded an accrual with respect to our estimated liability for the plaintiffs' legal fees and costs for this matter, which is reflected in our legal accruals as of December 31, 2024.
After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar claims. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. On February 25, 2022, the court stayed the action pending the resolution of the Solivita litigation. Following the resolution of the Solivita appeal, the court held a case management conference to create timelines for the case. The parties reached an agreement regarding class certification which was approved by the court. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of December 31, 2024.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
15. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instruments as of the periods presented:

	As of
	December 31, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(5,917)	$233,881	$1,489	$219,129
MBSs	4,174	405,000	(5,055)	285,000
Total	$(1,743)		$(3,566)
(1)The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $246.1 million and $242.6 million at December 31, 2024 and 2023, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above include mandatory and best effort loans that have been locked and approved by underwriting.
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
ITEM 9 | CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A | CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of December 31, 2024, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our reports filed or submitted with the SEC.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2024. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, has issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 9A   |   CONTROLS AND PROCEDURES
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 19, 2025
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 9B   |   OTHER INFORMATION
ITEM 9B | OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C | DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
TAYLOR MORRISON HOME CORPORATION 10-K

Part III

	87	ITEM 10.	Directors, Executive Officers and Corporate Governance

	87	ITEM 11.	Executive Compensation

	87	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	88	ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

	88	ITEM 14.	Principal Accountant Fees and Services

ITEM 10   |   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 10 | DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4), and (d)(5), and 408(b) of Regulation S-K will be set forth in our 2025 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Audit Committee Report.”
ITEM 11 | EXECUTIVE COMPENSATION
The information required by Items 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 4.07 of Regulation S-K will be set forth in the Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the Proxy Statement is incorporated herein by this reference.
ITEM 12 | SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 26, 2022, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2024.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)		Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights (B)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)
Equity compensation plans approved by security holders(1)	3,281,109	(2)	$28.98	(3)	4,889,987	(4)
Equity compensation plans not approved by security holders	—		—		—
(1)The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.
(2)Column (A) includes 1,324,413 shares of our common stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs” or "restricted stock") and outstanding deferred stock units (“DSUs”). Amount assumes achievement of the maximum level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs, such equity awards are not included in the weighted-average exercise price calculation in column (B).
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
(4)A total of 15,161,459 shares of our common stock have been authorized for issuance pursuant to the terms of the Equity Plan.
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
TAYLOR MORRISON HOME CORPORATION 10-K

Part IV

	90	Item 15.	Exhibits and Financial Statement Schedules

	92	Item 16.	Form 10-K Summary

ITEM 15   |   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
ITEM 15 | EXHIBITS AND FINANCIAL
STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on May 30, 2019, and incorporated herein by reference).

3.2	Amended and Restated By-laws (included as Exhibit 3.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on March 7, 2023, and incorporated herein by reference).
4.1
Indenture, dated as of June 5, 2019, relating to Taylor Morrison Communities, Inc.’s 5.875% Senior Notes due 2027, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 1, 2019, and incorporated herein by reference).

4.2
Indenture, dated as of August 1, 2019, relating to Taylor Morrison Communities, Inc.’s 5.75% Senior Notes due 2028, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 30, 2019, and incorporated herein by reference).

4.3
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of June 5, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 11, 2020, and incorporated herein by reference).

4.4
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of August 1, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.7 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 11, 2020, and incorporated herein by reference).

4.5
Indenture, dated as of July 22, 2020, relating to Taylor Morrison Communities, Inc.’s 5.125% Senior Notes Due 2030, by and among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 2, 2020, and incorporated herein by reference).

4.6
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Registration Statement on Form 8-A12B/A, filed on June 10, 2019, and incorporated herein by reference).

4.7
Description of Registrant’s Securities (included as Exhibit 4.20 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, and incorporated herein by reference).

10.1
Reorganization Agreement, dated as of April 9, 2013, by and among Taylor Morrison Home Corporation and the other parties named therein (included as Exhibit 10.6 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on April 15, 2013, and incorporated herein by reference).

10.2*†	Form of Indemnification Agreement
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

10.11.1†
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

10.14†
Form of Performance-Based Restricted Stock Unit Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended and Restated as of May 25, 2016) for grants made in 2015 and thereafter (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 5, 2015, and incorporated herein by reference).

10.15†
Form of Omnibus Amendment to the Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreement for use with the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (Amended as of June 14, 2018) (included as Exhibit 10.3 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 1, 2018, and incorporated herein by reference).

10.15.1†
Form of Omnibus Amendment to Restricted Stock Unit Agreements and Employee Nonqualified Option Award Agreements under the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on July 26, 2023, and incorporated herein by reference).

10.16
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

10.17*†	Form of Profit Sharing Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan
10.18
Limited Liability Company Agreement of TMVP BTR Venture, LLC (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on July 27, 2022, and incorporated herein by reference).

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 15   |   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION

10.19
Additional Facilities Assumption Agreement, dated as of September 9, 2022 by and among Taylor Morrison Communities, Inc., Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., the subsidiaries of Taylor Morrison Communities, Inc. party thereto as guarantors, the lenders party thereto, the issuing banks party thereto and Citibank, N.A., as issuing bank and administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on September 13, 2022, and incorporated herein by reference).

19.1*	Securities Trading Policy
21.1*	Subsidiaries of Taylor Morrison Home Corporation.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
97.1
Taylor Morrison Home Corporation Incentive Compensation Clawback Policy (included as Exhibit 97.1 to Taylor Morrison Home Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024, and incorporated herein by reference).

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
*Filed herewith.
**Furnished herewith.
†Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
#Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.
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
ITEM 16 | FORM 10-K SUMMARY
None.
TAYLOR MORRISON HOME CORPORATION 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYLOR MORRISON HOME CORPORATION
Registrant

DATE: February 19, 2025
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

SIGNATURE	TITLE	DATE

/s/ Peter Lane
Peter Lane	Director	February 19, 2025

/s/ Anne L. Mariucci
Anne L. Mariucci	Director	February 19, 2025

/s/ David Merritt
David Merritt	Director	February 19, 2025

/s/ Andrea Owen
Andrea Owen	Director	February 19, 2025

/s/ Fletcher Previn
Fletcher Previn	Director	February 19, 2025

/s/ Denise Warren
Denise Warren	Director	February 19, 2025

/s/ Christopher Yip
Christopher Yip	Director	February 19, 2025
TAYLOR MORRISON HOME CORPORATION 10-K