Form 10-Q
period 2025-03-31
Taylor Morrison Home Corp
filed 2025-04-23
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 23, 2025
Common stock, $0.00001 par value	100,367,681

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024
	3		Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024
	5		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024
	6		Notes to the Unaudited Condensed Consolidated Financial Statements
	20	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	33	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	34	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	35	ITEM 1.	Legal Proceedings
	35	ITEM 1A.	Risk Factors
	36	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	36	ITEM 3.	Defaults Upon Senior Securities
	36	ITEM 4.	Mine Safety Disclosures
	36	ITEM 5.	Other Information
	37	ITEM 6.	Exhibits

	38	SIGNATURES
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$377,815	$487,151
Restricted cash	288	15
Total cash	378,103	487,166
Real estate inventory:
Owned inventory	6,225,039	6,162,889
Consolidated real estate not owned	126,395	71,195
Total real estate inventory	6,351,434	6,234,084
Land deposits	302,583	299,668
Mortgage loans held for sale	225,100	207,936
Lease right of use assets	64,960	68,057
Prepaid expenses and other assets, net	387,787	370,642
Other receivables, net	212,196	217,703
Investments in unconsolidated entities	475,192	439,721
Deferred tax assets, net	76,248	76,248
Property and equipment, net	247,328	232,709
Goodwill	663,197	663,197
Total assets	$9,384,128	$9,297,131
Liabilities
Accounts payable	$276,526	$270,266
Accrued expenses and other liabilities	550,897	632,250
Lease liabilities	75,047	78,998
Income taxes payable	67,057	2,243
Customer deposits	242,718	239,151
Estimated development liabilities	4,365	4,365
Senior notes, net	1,470,893	1,470,454
Loans payable and other borrowings	436,965	475,569
Revolving credit facility borrowings	—	—
Mortgage warehouse facilities borrowings	175,741	174,460
Liabilities attributable to consolidated real estate not owned	126,395	71,195
Total liabilities	3,426,604	3,418,951
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	5,957,524	5,878,180
Total liabilities and stockholders’ equity	$9,384,128	$9,297,131
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2025	2024
Home closings revenue, net	$1,830,068	$1,636,255
Land closings revenue	4,261	7,225
Financial services revenue, net	51,193	46,959
Amenity and other revenue	10,497	9,313
Total revenue	1,896,019	1,699,752
Cost of home closings	1,391,360	1,243,209
Cost of land closings	3,489	5,202
Financial services expenses	28,321	25,143
Amenity and other expenses	9,575	9,353
Total cost of revenue	1,432,745	1,282,907
Gross margin	463,274	416,845
Sales, commissions and other marketing costs	109,076	102,600
General and administrative expenses	67,548	67,564
Net income from unconsolidated entities	(1,975)	(2,751)
Interest expense/(income), net	8,499	(43)
Other expense, net	1,557	595
Income before income taxes	278,569	248,880
Income tax provision	64,838	57,719
Net income before allocation to non-controlling interests	213,731	191,161
Net income attributable to non-controlling interests	(265)	(891)
Net income	$213,466	$190,270
Earnings per common share:
Basic	$2.11	$1.79
Diluted	$2.07	$1.75
Weighted average number of shares of common stock:
Basic	101,245	106,457
Diluted	103,017	108,564
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)
For the three months ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2024	102,241,978	$1	$3,086,342	59,819,731	$(1,616,170)	$4,393,853	$2,509	$11,645	$5,878,180
Net income	—	—	—	—	—	213,466	—	265	213,731
Exercise of stock options and issuance of restricted stock units, net(1)	534,036	—	(5,663)	—	—	—	—	—	(5,663)
Repurchase of common stock(2)	(2,243,995)	—	—	2,243,995	(136,116)	—	—	—	(136,116)
Stock compensation expense	—	—	7,785	—	—	—	—	—	7,785
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(393)	(393)
Balance – March 31, 2025	100,532,019	$1	$3,088,464	62,063,726	$(1,752,286)	$4,607,319	$2,509	$11,517	$5,957,524
(1) Dollar amount includes $5.2 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$213,731	$191,161
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net income from unconsolidated entities	(1,975)	(2,751)
Stock compensation expense	7,785	5,483
Distributions of earnings from unconsolidated entities	3,096	2,897
Depreciation and amortization	9,021	10,250
Operating lease expense	4,945	5,903
Debt issuance costs amortization	665	741
Inventory impairment charges	14,878	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(79,943)	(363,923)
Mortgage loans held for sale, prepaid expenses and other assets	(46,004)	(35,783)
Customer deposits	3,567	31,570
Accounts payable, accrued expenses and other liabilities	(117,349)	(22,133)
Income taxes payable	64,814	45,848
Net cash provided by/(used in) operating activities	$77,231	$(130,737)
Cash Flows from Investing Activities:
Purchase of property and equipment	(8,513)	(9,111)
Investments of capital into unconsolidated entities	(36,592)	(23,936)
Net cash used in investing activities	$(45,105)	$(33,047)
Cash Flows from Financing Activities
Repayments on loans payable and other borrowings	—	(11,544)
Borrowings on mortgage warehouse facilities	854,722	713,090
Repayments on mortgage warehouse facilities	(853,441)	(683,380)
Changes in stock option exercises and issuance of restricted stock units, net	(5,663)	(10,856)
Payment of principal portion of finance lease	(1,321)	(1,327)
Repurchase of common stock, net	(135,093)	(91,649)
Distributions to non-controlling interests of consolidated joint ventures	(393)	(257)
Net cash used in financing activities	$(141,189)	$(85,923)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(109,063)	$(249,707)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	487,166	807,099
Cash, Cash Equivalents, and Restricted Cash — End of period	$378,103	$557,392
Supplemental Cash Flow Information
Income tax paid, net	$(24)	$120
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$220	$100,453
Change in inventory not owned	$55,200	$71,811
Accrual of excise tax on share repurchases	$(1,023)	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We are the general contractors for all real estate projects and engage subcontractors for home construction and land development. Our homebuilding segments operate under various brand names including Taylor Morrison, Darling Homes Collection by Taylor Morrison, and Esplanade. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title services through our wholly owned title services subsidiary, Inspired Title & Escrow Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, LLC (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("Topic 360"). We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these projections and estimates may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2025, we recorded $14.9 million of inventory impairment charges relating to certain communities in our East reporting segment driven by recent pricing decreases. For the three months ended March 31, 2024, no impairment charges were recorded. Inventory impairments are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development and marketing for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for recoverability. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of March 31, 2025 and December 31, 2024, we had no long-term strategic assets.
Real estate or inventory assets are considered held for sale once it is determined all criteria in accordance with Topic 360 have been met. The criteria includes the following considerations: (i) whether the company is committed to a plan to sell, (ii) whether the asset is available for immediate sale in the asset's present condition, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made and that the plan will be withdrawn. Real estate and inventory assets held for sale are reported at the lower of carrying value or estimated fair value, less estimated costs to sell. The estimated fair value is generally based on appraisal, sales listing agreements, purchase and sales agreements, letters of intent, broker price opinions, recent offers received, prices for assets in recent comparable sales transactions, or other third-party estimates. Impairment charges on real estate or inventory assets held for sale are recognized when the carrying value is greater than the fair value less estimated costs to sell. Fair value may be based on the estimated sales price of the property or a cash flow analysis may also be performed.

Inventory Assets Held for Sale - In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. For the three months ended March 31, 2025, and 2024, we had no material fair value adjustments for land held for sale. Adjustments for land held for sale are recorded within Cost of land closings on the unaudited Condensed consolidated statements of operations.

Real Estate Assets Held for Sale - As of March 31, 2025 and December 31, 2024, we had one asset relating to our Urban Form operations in Oregon which was held for sale. This asset is in our Corporate and Unallocated reporting segment. The fair value of the asset was $89.7 million as of March 31, 2025 and December 31, 2024. For the three months ended December 31, 2024, we recorded an adjustment to fair value of $5.3 million.
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
As of March 31, 2025 and December 31, 2024, we had the right to purchase 7,105 lots and 6,895 lots under such land banking agreements for an aggregate purchase price of $1.4 billion and $1.2 billion, respectively. As of March 31, 2025 and
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
December 31, 2024, our exposure to loss related to deposits on land banking arrangements totaled $190.0 million and $154.8 million, respectively.

Property and Equipment, net — Property and equipment, net consists of the following for the periods presented:

	As of
(Dollars in thousands)	March 31, 2025	December 31, 2024
Urban Form	$105,930	$105,906
Build-to-Rent	61,306	46,696
Other	80,092	80,107
Total property and equipment, net	$247,328	$232,709

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
Amenity and Other Revenue
We own and operate certain community amenities such as golf courses, clubhouses, and fitness centers, pursuant to which we provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced and recorded as revenue on a monthly basis. Revenue from our golf club operations is also included in Amenity and other revenue. Amenity and other revenue also includes lease and sale revenue from our Urban Form and and Build-to-Rent operations. Lease revenue for Urban Form and Build-to-Rent is earned from residential and commercial rental spaces. The revenue from the sale of assets from our Urban Form operations and Build-to-Rent operations which is recorded as control transfers to the buyer at transaction close and other criteria of ASC Topic 606 are met.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation as well as further disaggregate income taxes paid. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2025. The adoption of ASU 2023-09 will not impact our unaudited Condensed consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which establishes new disclosure requirements for income statement expenses. Under the new guidance, entities must provide greater disaggregation of expenses which includes disclosing the amounts of purchases of inventory, employee compensation, and depreciation included in each relevant expense caption. Entities will also have to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and a definition of selling expenses. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2027. The adoption of ASU 2024-03 will not impact our unaudited Condensed consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of common stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$213,466	$190,270
Denominator:
Weighted average shares – basic	101,245	106,457
Restricted stock units	804	1,112
Stock options	968	995
Weighted average shares – diluted	103,017	108,564
Earnings per common share – basic	$2.11	$1.79
Earnings per common share – diluted	$2.07	$1.75
The above calculations of weighted average shares exclude 186,988 and 138,521 of anti-dilutive stock options and unvested performance and non-performance restricted stock units ("RSUs") for the three months ended March 31, 2025 and 2024, respectively.
In addition, 173,261 and 155,757 shares relating to our ASR programs (refer to Note 10 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the three months ended March 31, 2025 and 2024, respectively.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of
(Dollars in thousands)	March 31, 2025	December 31, 2024
Real estate developed and under development	$4,448,011	$4,455,623
Real estate held for development or held for sale (1)	27,116	26,301
Total land inventory	4,475,127	4,481,924
Operating communities (2)	1,590,204	1,524,352
Capitalized interest	159,708	156,613
Total owned inventory	6,225,039	6,162,889
Consolidated real estate not owned	126,395	71,195
Total real estate inventory	$6,351,434	$6,234,084
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
A summary of owned and controlled lots is as follows:

	As of
	March 31, 2025	December 31, 2024
Owned lots:
Undeveloped	16,028	16,345
Under development	8,140	8,774
Finished	10,921	11,599
Total owned lots	35,089	36,718
Controlled lots:
Land option purchase contracts	10,160	9,529
Land banking arrangements	7,105	6,895
Other controlled lots(1)	33,912	33,011
Total controlled lots	51,177	49,435
Total owned and controlled lots	86,266	86,153
Homes in inventory	8,032	7,698
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest capitalized - beginning of period	$156,613	$174,449
Interest incurred and capitalized	27,868	26,398
Interest amortized to cost of home closings	(24,773)	(23,625)
Interest capitalized - end of period	$159,708	$177,222

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Assets:
Real estate inventory	$1,498,412	$1,396,887
Other assets	255,103	226,198
Total assets	$1,753,515	$1,623,085
Liabilities and owners’ equity:
Debt	$636,512	$576,753
Other liabilities	67,326	69,706
Total liabilities	$703,838	$646,459
Owners’ equity:
TMHC	$475,192	$439,721
Others	574,485	536,905
Total owners’ equity	$1,049,677	$976,626
Total liabilities and owners’ equity	$1,753,515	$1,623,085

	Three Months Ended March 31,
	2025	2024
Revenue	$93,587	$73,767
Costs and expenses	(88,362)	(66,643)
Net income	$5,225	$7,124
TMHC’s share in net income of unconsolidated entities	$1,975	$2,751
Distributions to TMHC from unconsolidated entities	$3,096	$2,897
Consolidated Entities
As of March 31, 2025, the assets of the consolidated joint ventures totaled $100.7 million, of which $12.9 million was cash and cash equivalents and $82.4 million was owned real estate inventory. As of December 31, 2024, the assets of the consolidated joint ventures totaled $98.6 million, of which $18.1 million was cash and cash equivalents and $79.1 million was owned real estate inventory. The liabilities of the consolidated joint ventures totaled $51.9 million and $48.4 million as of March 31, 2025 and December 31, 2024, respectively, and were primarily comprised of accounts payable and accrued expenses and other liabilities.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Real estate development costs to complete	$52,281	$44,046
Compensation and employee benefits	84,155	174,509
Self-insurance and warranty reserves	212,483	214,105
Interest payable	29,328	32,288
Property and sales taxes payable	34,330	36,575
Other accruals	138,320	130,727
Total accrued expenses and other liabilities	$550,897	$632,250

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Reserve - beginning of period	$214,105	$184,448
Additions to reserves	15,571	20,666
Cost of claims incurred	(18,909)	(21,193)
Changes in estimates to pre-existing reserves	1,716	3,027
Reserve - end of period	$212,483	$186,948
Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves.
7. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2025			December 31, 2024
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	500,000	(1,694)	498,306	500,000	(1,890)	498,110
6.625% Senior Notes due 2027(1)	27,070	661	27,731	27,070	733	27,803
5.75% Senior Notes due 2028	450,000	(1,762)	448,238	450,000	(1,920)	448,080
5.125% Senior Notes due 2030	500,000	(3,382)	496,618	500,000	(3,539)	496,461
Senior Notes subtotal	$1,477,070	$(6,177)	$1,470,893	$1,477,070	$(6,616)	$1,470,454
Loans payable and other borrowings	436,965	—	436,965	475,569	—	475,569
$1 Billion Revolving Credit Facility(2)	—	—	—	—	—	—
Mortgage warehouse facilities borrowings	175,741	—	175,741	174,460	—	174,460
Total debt	$2,089,776	$(6,177)	$2,083,599	$2,127,099	$(6,616)	$2,120,483
(1) Unamortized debt issuance premium is reflective of fair value adjustments as a result of purchase accounting.
(2) Unamortized debt issuance costs related to the $1 billion Revolving Credit Facility are included in the Prepaid expenses and other assets, net on the unaudited Condensed consolidated balance sheets.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2024. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated financial statements in our Annual Report. As of March 31, 2025, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility
Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, we had $1.7 million and $2.0 million, respectively, of unamortized debt issuance costs, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, we had $65.7 million and $52.9 million, respectively, of utilized letters of credit, resulting in $934.3 million and $947.1 million, respectively, of availability.
As of March 31, 2025, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.
Mortgage Warehouse Facilities Borrowings
The following is a summary of our mortgage warehouse facilities borrowings (in thousands):

	As of March 31, 2025
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse B	$—	$60,000	Term SOFR + 1.7%	on demand	Mortgage loans
Warehouse C	67,548	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	54,895	100,000	Term SOFR + 1.50%	September 3, 2025(3)	Mortgage loans
Warehouse E	53,298	100,000	Daily SOFR + 1.60%	on demand	Mortgage loans
	$175,741	$385,000

	As of December 31, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse A(2)	$—	$—	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse B(2)	2,123	60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	69,008	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	60,176	125,000	Daily SOFR + 1.50%	September 3, 2025(3)	Mortgage loans
Warehouse E	$43,153	$100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Total	$174,460	$410,000
(1) The mortgage warehouse facilities borrowings outstanding as of March 31, 2025 and December 31, 2024 were collateralized by $225.1 million and $207.9 million, respectively, of mortgage loans held for sale. "SOFR" refers to the Secured Overnight Financing Rate.
(2) During December 2024, Warehouse A's bank was purchased by Warehouse B's bank and created a new facility referred to as Warehouse B. As a result, there was no availability under Warehouse A as of December 31, 2024. Warehouse B has been relabeled and was labeled as Warehouse F in our Annual Report.
(3) The Company has the intent and ability to renew Warehouse D's borrowings upon expiration.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2025 and December 31, 2024 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 11% at March 31, 2025 and December 31, 2024. We impute interest for loans with no stated interest rates.
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
The fair value of our mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our mortgage warehouse facilities borrowings, and loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our senior notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2025, when compared to December 31, 2024.
The carrying value and fair value of our financial instruments are as follows:

		March 31, 2025		December 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$225,100	$225,100	$207,936	$207,936
IRLCs	3	(4,800)	(4,800)	(5,917)	(5,917)
MBSs	2	56	56	4,174	4,174
Mortgage warehouse facilities borrowings	2	175,741	175,741	174,460	174,460
Loans payable and other borrowings	2	436,965	436,965	475,569	475,569
5.875% Senior Notes due 2027 (1)	2	498,306	500,880	498,110	501,770
6.625% Senior Notes due 2027 (1)	2	27,731	27,034	27,803	26,804
5.75% Senior Notes due 2028 (1)	2	448,238	448,772	448,080	446,679
5.125% Senior Notes due 2030 (1)	2	496,618	480,850	496,461	478,455
(1) Carrying value for senior notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the senior notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair value of such inventories as of March 31, 2025 were $75.1 million and as of December 31, 2024 were $10.6 million. These values are a level 3 in the fair value hierarchy.
9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 was 23.3%, compared to 23.2% for the same period in 2024. For the three months ended March 31, 2025, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, excess tax benefits from share-based compensation, and non-deductible executive compensation.
There were no unrecognized tax benefits as of March 31, 2025 or December 31, 2024.
10. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Stock Repurchase Program
On October 23, 2024, our Board of Directors authorized a renewal of the Company's stock repurchase program which permits the repurchase up to $1.0 billion of the Company’s common stock through December 31, 2026. Repurchases under the program may occur from time to time through open market purchases, privately negotiated transactions or other transactions.

Using the availability under our stock repurchase program, we may enter into accelerated share repurchase agreements ("ASRs"). Such agreements require a cash payment, which has generally been $50.0 million for the agreements we have executed. We receive an initial delivery of 80% of common stock shares, with the remaining 20% received (or to be received) at final settlement using a volume-weighted average price calculation in accordance with the terms of each ASR agreement.

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended March 31,
(Number of Shares)	2025	2024
Number of shares repurchased with ASR(1)	842,217	705,343
Other share repurchases(2)	1,401,778	786,142
Total amount repurchased	2,243,995	1,491,485
(1) Subsequent to March 31, 2025 we received an ASR settlement of 173,293 shares which are not included in the table above.
(2) Amount represents shares repurchased under our existing share repurchase program which are not part of ASRs.
The following table summarizes our spend on share repurchases for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Amount available for repurchase — beginning of period	$910,093	$494,489
Amount repurchased	(135,093)	(91,649)
Amount available for repurchase — end of period	$775,000	$402,840
11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of March 31, 2025, we had an aggregate of 4,387,268 shares of Common Stock available for future grants under the Plan.
The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of March 31, 2025:

	RSUs and PRSUs		Stock Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price Per Share
Balance at March 31, 2025	1,230,456	$47.35	1,903,094	$31.22
The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted stock units (1)	$6,712	$4,772
Stock options	1,073	711
Total stock compensation expense	$7,785	$5,483
(1) Includes compensation expense related to time-based RSUs and PRSUs.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
At March 31, 2025 and December 31, 2024, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $54.5 million and $29.2 million, respectively.
12. OPERATING AND REPORTING SEGMENTS
We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling homes, and providing warranty and customer service. We aggregate our homebuilding operating components into three reporting segments, East, Central, and West, based on similar long-term economic characteristics. The activity from our Build-to-Rent and Urban Form operations are included in our Corporate and Unallocated segment. We also have a Financial Services reporting segment.
The Company defines the Chief Operating Decision Maker ("CODM") function as the Chief Executive Officer, the Chief Financial Officer, and the Chief Corporate Operations Officer. On a quarterly basis, the CODM is provided with the financial results and key performance metrics at consolidated and disaggregated levels. The Company's CODM assesses the segment's performance by using each segment's gross margin and income before income taxes (which includes certain corporate overhead allocations to each homebuilding segment for certain costs such as travel and entertainment and payroll related costs for the marketing department). The CODM makes company decisions and allocates resources based on the results and performance of the reporting segments.
Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title & Escrow Services, and Taylor Morrison Insurance Services
Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The prior year tables shown below include Total cost of revenue and a disaggregation of Sales, commissions and other marketing costs and General and administrative expenses as a result of the adoption of ASU 2023-07, Improvements to Reportable Segment Disclosures. The segment information is consistent with the metrics reviewed by the CODM and is as follows (in thousands):

	Three Months Ended March 31, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$625,714	$477,494	$726,860	$—	$1,830,068	$—	$1,830,068
All other revenue	6,098	3,721	888	51,193	61,900	4,051	65,951
Total revenue	631,812	481,215	727,748	51,193	1,891,968	4,051	1,896,019

Cost of home closings	473,553	361,657	556,150	—	1,391,360	—	1,391,360
All other cost of sales	6,288	2,950	932	28,321	38,491	2,894	41,385
Total cost of revenue	479,841	364,607	557,082	28,321	1,429,851	2,894	1,432,745

Home closings gross margin	152,161	115,837	170,710	—	438,708	—	438,708

Total gross margin	151,971	116,608	170,666	22,872	462,117	1,157	463,274
Sales, commissions, and other marketing costs(2)	(39,383)	(30,190)	(36,052)	—	(105,625)	(3,451)	(109,076)
General and administrative expenses	(11,996)	(8,081)	(11,937)	—	(32,014)	(35,534)	(67,548)
Net income/(loss) from unconsolidated entities	—	58	(49)	3,096	3,105	(1,130)	1,975
Interest and other (expense)/income(3)	(4,088)	(3,837)	(5,254)	340	(12,839)	2,783	(10,056)
Income before income taxes	$96,504	$74,558	$117,374	$26,308	$314,744	$(36,175)	$278,569
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.

	Three Months Ended March 31, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$541,730	$472,032	$622,493	$—	$1,636,255	$—	$1,636,255
All other revenue	5,581	6,458	336	46,959	59,334	4,163	63,497
Total revenue	547,311	478,490	622,829	46,959	1,695,589	4,163	1,699,752

Cost of home closings	395,328	349,161	498,720	—	1,243,209	—	1,243,209
All other cost of sales	6,095	5,097	444	25,143	36,779	2,919	39,698
Total cost of revenue	401,423	354,258	499,164	25,143	1,279,988	2,919	1,282,907

Home closings gross margin	146,402	122,871	123,773	—	393,046	—	393,046

Total gross margin	145,888	124,232	123,665	21,816	415,601	1,244	416,845
Sales, commissions, and other marketing costs(2)	(35,057)	(32,810)	(34,283)	—	(102,150)	(450)	(102,600)
General and administrative expenses	(11,144)	(6,583)	(10,465)	—	(28,192)	(39,372)	(67,564)
Net (loss)/income from unconsolidated entities	—	(41)	(26)	2,897	2,830	(79)	2,751
Interest and other (expense)/income(3)	(827)	(2,415)	(3,518)	730	(6,030)	5,478	(552)
Income before income taxes	$98,860	$82,383	$75,373	$25,443	$282,059	$(33,179)	$248,880
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	As of March 31, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,459,738	$1,244,629	$2,949,650	$—	$6,654,017	$—	$6,654,017
Investments in unconsolidated entities	91,378	190,669	94,829	5,483	382,359	92,833	475,192
Other assets	157,540	222,783	594,023	314,336	1,288,682	966,237	2,254,919
Total assets	$2,708,656	$1,658,081	$3,638,502	$319,819	$8,325,058	$1,059,070	$9,384,128
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,389,791	$1,296,272	$2,847,689	$—	$6,533,752	$—	$6,533,752
Investments in unconsolidated entities	86,378	164,434	94,864	5,483	351,159	88,562	439,721
Other assets	173,489	225,846	610,212	297,107	1,306,654	1,017,004	2,323,658
Total assets	$2,649,658	$1,686,552	$3,552,765	$302,590	$8,191,565	$1,105,566	$9,297,131
(1) Includes the assets from our Build-To-Rent and Urban Form operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.4 billion as of March 31, 2025 and December 31, 2024. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2025 will be drawn upon.
Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine course of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for land under these contracts was $2.2 billion at March 31, 2025 and $1.9 billion at December 31, 2024, respectively.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At March 31, 2025 and December 31, 2024, our legal accruals were $49.0 million and $49.1 million, respectively which is included in Accrued expenses and other liabilities on the unaudited Condensed consolidated balance sheets. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity) ("Avatar"), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violated various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). The class action complaint sought an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal (the "District Court") on November 29, 2021, and the plaintiffs agreed to continue to pay club membership fees pending the outcome of the appeal. On June 23, 2023, the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court, and we filed a notice to invoke the discretionary review of the Florida Supreme Court. On November 2, 2023, the Florida Supreme Court declined to exercise jurisdiction. Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, pre-judgment interest and post-judgment interest. The Court held evidentiary hearings on July 29 and 30, 2024 with respect to the plaintiffs' claims for additional pre-judgment interest and legal fees and heard closing argument on August 13, 2024. On November 4, 2024, the Tenth Judicial Circuit Court for Polk County, Florida issued an order granting the plaintiffs’ motion for attorneys’ fees and taxable costs and denied their motion for pre-judgment interest at a rate higher than the Florida statutory rate. The Court awarded plaintiffs $22.5 million for attorneys' fees, $0.6 million for pre-judgment interest at the statutory rate of 9.46%, and $0.6 million for reimbursement of taxable costs. We filed a notice of appeal and have recorded an accrual with respect to our estimated liability for the plaintiffs' legal fees and costs for this matter, which is reflected in our legal accruals as of March 31, 2025.

After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar claims. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. Trial has been scheduled to commence in the
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
first quarter of 2026. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of March 31, 2025.
Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $75.0 million and $79.0 million as of March 31, 2025 and December 31, 2024, respectively. We recorded lease expense of approximately $4.9 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively, within General and administrative expenses on our unaudited Condensed consolidated statements of operations.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instrument assets/(liabilities) as of the periods presented:

	As of
	March 31, 2025		December 31, 2024
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(4,800)	$290,697	$(5,917)	$233,881
MBSs	56	510,000	4,174	405,000
Total	$(4,744)		$(1,743)
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $311.7 million and $246.1 million as of March 31, 2025 and December 31, 2024, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.
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
Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.
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

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Portland, Sacramento, Seattle, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title & Escrow Services, and Taylor Morrison Insurance Services
As of March 31, 2025, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,600 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.
Factors Affecting Comparability of Results
For the three months ended March 31, 2025, we recognized $14.9 million in inventory impairment charges. Inventory impairment charges are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations. No inventory impairment charges were incurred for the three months ended March 31, 2024.

First Quarter 2025 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):

•Home closings revenue of $1.8 billion, up 12% year over year
◦3,048 closings, up 12% year over year, at an average price of $600,000
•Home closings gross margin of 24.0% and adjusted home closings gross margin of 24.8%
•Net sales orders of 3,374, down 8.5% from a year ago
◦Monthly absorption pace of 3.3, down from a near-record of 3.7 a year ago
◦Ending outlets of 344, up 4% year over year
•86,266 homebuilding lots owned and controlled
◦59% controlled off balance sheet, up from 53% a year ago
•Total homebuilding land spend of $469 million, of which 46% was development related
•Repurchased 2.2 million common shares for $135 million
•Homebuilding debt-to-capitalization of 24.3% on a gross basis and 20.5% net of $378 million of unrestricted cash
•Total liquidity of $1.3 billion
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Statements of Operations Data:
Home closings revenue, net	$1,830,068	$1,636,255
Land closings revenue	4,261	7,225
Financial services revenue, net	51,193	46,959
Amenity and other revenue	10,497	9,313
Total revenue	1,896,019	1,699,752
Cost of home closings	1,391,360	1,243,209
Cost of land closings	3,489	5,202
Financial services expenses	28,321	25,143
Amenity and other expenses	9,575	9,353
Total cost of revenue	1,432,745	1,282,907
Gross margin	463,274	416,845
Sales, commissions and other marketing costs	109,076	102,600
General and administrative expenses	67,548	67,564
Net income from unconsolidated entities	(1,975)	(2,751)
Interest expense/(income), net	8,499	(43)
Other expense, net	1,557	595
Income before income taxes	278,569	248,880
Income tax provision	64,838	57,719
Net income before allocation to non-controlling interests	213,731	191,161
Net income attributable to non-controlling interests	(265)	(891)
Net income	$213,466	$190,270
Home closings gross margin	24.0%	24.0%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.0%	6.3%
General and administrative expenses as a percentage of home closings revenue, net	3.7%	4.1%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Measures
In addition to the results reported in accordance with GAAP, we have provided information in this quarterly report relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin, (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio.

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of inventory or real estate impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements that the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items.

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

A reconciliation of adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, adjusted home closings gross margin, EBITDA, Adjusted EBITDA, and net homebuilding debt to total capitalization ratio to the comparable GAAP measures follows.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Net income	$213,466	$190,270
Inventory impairment charges	14,878	—
Tax impact of non-GAAP reconciling items	(3,463)	—
Adjusted net income	$224,881	$190,270
Basic weighted average number of shares	101,245	106,457
Adjusted earnings per common share - Basic	$2.22	$1.79
Diluted weighted average number of shares	103,017	108,564
Adjusted earnings per common share - Diluted	$2.18	$1.75
Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Income before income taxes	$278,569	$248,880
Inventory impairment charges	14,878	—
Adjusted income before income taxes	$293,447	$248,880
Total revenue	$1,896,019	$1,699,752
Income before income taxes margin	14.7%	14.6%
Adjusted income before income taxes margin	15.5%	14.6%
Adjusted Home Closings Gross Margin

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Home closings revenue, net	$1,830,068	$1,636,255
Cost of home closings	1,391,360	1,243,209
Home closings gross margin	$438,708	$393,046
Inventory impairment charges	14,878	—
Adjusted home closings gross margin	$453,586	$393,046
Home closings gross margin as a percentage of home closings revenue	24.0%	24.0%
Adjusted home closings gross margin as a percentage of home closings revenue	24.8%	24.0%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income before allocation to non-controlling interests	$213,731	$191,161
Interest expense/(income), net	8,499	(43)
Amortization of capitalized interest	24,773	23,625
Income tax provision	64,838	57,719
Depreciation and amortization	1,696	3,138
EBITDA	$313,537	$275,600
Non-cash compensation expense	7,785	5,483
Inventory impairment charges	14,878	—
Adjusted EBITDA	$336,200	$281,083
Total revenue	$1,896,019	$1,699,752
Net income before allocation to non-controlling interests as a percentage of total revenue	11.3%	11.2%
EBITDA as a percentage of total revenue	16.5%	16.2%
Adjusted EBITDA as a percentage of total revenue	17.7%	16.5%

Net Homebuilding Debt to Capitalization Ratio Reconciliation

(Dollars in thousands)	As of March 31, 2025	As of December 31, 2024	As of March 31, 2024
Total debt	$2,083,599	$2,120,483	$2,093,499
Plus: unamortized debt issuance cost, net	6,177	6,616	7,935
Less: mortgage warehouse facilities borrowings	(175,741)	(174,460)	(183,174)
Total homebuilding debt	$1,914,035	$1,952,639	$1,918,260
Total stockholders' equity	5,957,524	5,878,180	5,426,168
Total capitalization	$7,871,559	$7,830,819	$7,344,428
Total homebuilding debt to capitalization ratio	24.3%	24.9%	26.1%
Total homebuilding debt	1,914,035	1,952,639	1,918,260
Less: cash and cash equivalents	(377,815)	(487,151)	(554,287)
Net homebuilding debt	$1,536,220	$1,465,488	$1,363,973
Total stockholders' equity	$5,957,524	$5,878,180	$5,426,168
Total capitalization	$7,493,744	$7,343,668	$6,790,141
Net homebuilding debt to capitalization ratio	20.5%	20.0%	20.1%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Ending Active Selling Communities

	As of March 31,		Change
	2025	2024
East	137	113	21.2%
Central	94	93	1.1%
West	113	125	(9.6%)
Total	344	331	3.9%
The total ending active selling communities increased by 3.9% at March 31, 2025 when compared to March 31, 2024, primarily driven by our East segment which was partially offset by a decrease in the West. The East segment had multiple community openings, including master planned communities, whereas the West closed-out several higher paced communities in certain markets.
Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,391	1,295	7.4%	$721,027	$776,861	(7.2)%	$518	$600	(13.7)%
Central	867	904	(4.1%)	449,363	478,419	(6.1%)	518	529	(2.1)%
West	1,116	1,487	(24.9%)	828,905	984,483	(15.8%)	743	662	12.2%
Total	3,374	3,686	(8.5%)	$1,999,295	$2,239,763	(10.7%)	$593	$608	(2.5%)
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders decreased 8.5% for the three months ended March 31, 2025, compared to the same period in the prior year. Net sales orders for the three months ended March 31, 2024 were the highest first quarter net orders in the Company's history and the net sales orders for the three months ended March 31, 2025 are the second highest first quarter net sales orders. The increase of sales orders in the East is primarily due to new community openings which was offset by a decrease in the West region primarily as a result of community close-outs. We continue to offer our buyers various incentives, discounts, and financing programs to drive sales orders, however economic conditions such as higher mortgage interest rates, led to the overall decrease in the average selling price for the three months ended March 31, 2025, compared to the same period in the prior year.
Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2025	2024
East	10.4%	5.8%
Central	9.2%	8.6%
West	13.0%	7.1%
Total Company	11.0%	7.0%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate increased for the three months ended March 31, 2025, compared to the same period in the prior year. We believe the lower cancellation rate for the three months ended March 31, 2024 was as a result of interest
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
rates decreasing in the earlier part of 2024. As interest rates stabilized in the latter half of 2024, our cancellation rate returned to more historic normalized levels which continued into the first quarter of 2025.
Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	2,018	2,433	(17.1)%	$1,286,197	$1,715,398	(25.0)%	$637	$705	(9.6%)
Central	1,082	1,371	(21.1)%	640,443	870,550	(26.4)%	592	635	(6.8)%
West	1,968	2,440	(19.3%)	1,434,734	1,662,190	(13.7)%	729	681	7.0%
Total	5,068	6,244	(18.8)%	$3,361,374	$4,248,138	(20.9)%	$663	$680	(2.5)%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
Total sold homes in backlog and total sales value decreased by 18.8% and 20.9% at March 31, 2025 compared to March 31, 2024, respectively. The decrease in units is primarily due to fewer net sales orders in the current quarter compared to the same period in the prior year as well as improved construction cycle times and more quick-move-in homes which sold and closed during the quarter ended March 31, 2025 compared to the same period in the prior year.
Home Closings Revenue

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,110	933	19.0%	$625,714	$541,730	15.5%	$564	$581	(2.9%)
Central	883	832	6.1%	477,494	472,032	1.2%	541	567	(4.6)%
West	1,055	966	9.2%	726,860	622,493	16.8%	689	644	7.0%
Total	3,048	2,731	11.6%	$1,830,068	$1,636,255	11.8%	$600	$599	0.2%

The number of homes closed increased by 11.6% for the three months ended March 31, 2025, compared to the same period in the prior year. The increase is generally due to improved cycle times across various markets and the higher number of quick-move-in homes which sold and closed within the same quarter as compared to the same period in the prior year. In addition, the West and East regions had several master plan communities that began closing homes during the current year period.

Segment Home Closings Gross Margins

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Home closings revenue, net	$625,714	$541,730	$477,494	$472,032	$726,860	$622,493	$1,830,068	$1,636,255
Cost of home closings	473,553	395,328	361,657	349,161	556,150	498,720	1,391,360	1,243,209
Home closings gross margin	$152,161	$146,402	$115,837	$122,871	$170,710	$123,773	$438,708	$393,046
Inventory impairments	14,878	—	—	—	—	—	14,878	—
Adjusted home closings gross margin	$167,039	$146,402	$115,837	$122,871	$170,710	$123,773	$453,586	$393,046
Home closings gross margin %	24.3%	27.0%	24.3%	26.0%	23.5%	19.9%	24.0%	24.0%
Consolidated home closings gross margin remained consistent at 24.0% for both the three months ended March 31, 2025 and 2024. The increase in the West region is primarily due to closing product mix which also contributed to an increase in lot premium and option revenues. The West also experienced a decrease in home discounts and incentives on a per unit basis in the three months ended March 31, 2025 compared to the same period in the prior year. The East and Central regions experienced decreases in lot premium and option revenues as well as an increase in finance incentives which further
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
contributed to the changes in home closings gross margin. In addition, for the three months ended March 31, 2025, the East region was negatively impacted by approximately $14.9 million of inventory impairment charges across certain communities as a result of recent pricing decreases.
Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Change
Mortgage services revenue	$40,357	$37,272	8.3%
Title services and other revenues	10,836	9,687	11.9%
Total financial services revenue	51,193	46,959	9.0%
Financial services net income from unconsolidated entities	3,096	2,897	6.9%
Total revenue	54,289	49,856	8.9%
Financial services expenses	28,321	25,143	12.6%
Financial services income before income taxes	$25,968	$24,713	5.1%
Total originations:
Number of Loans	2,121	1,896	11.9%
Principal	$992,299	$876,572	13.2%

	Three Months Ended March 31,
	2025	2024
Supplemental data:
Average FICO score	751	751
Funded origination breakdown:
Government (FHA,VA,USDA)	23.7%	21.9%
Other agency	73.4%	75.3%
Total agency	97.1%	97.2%
Non-agency	2.9%	2.8%
Total funded originations	100.0%	100.0%
Total financial services revenue increased by 9.0% to $51.2 million for the three months ended March 31, 2025 compared to the same period in the prior year. The increase in total financial services revenue was a result of an increase in mortgage originations and title services in the current year period compared to the prior year period.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, decreased to 6.0% from 6.3% for the three months ended March 31, 2025 compared to the same period in the prior year. The decrease was primarily driven by the increase in home closings revenue, net as well as leverage in controllable sales and marketing costs.
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.7% from 4.1% for the three months ended March 31, 2025 compared to the same period in the prior year. The decrease was primarily due to the increase in home closings revenue, net as general and administrative costs remained relatively flat as a result of our continuous efforts to maintain stable operating costs.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $2.0 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net income from unconsolidated entities was primarily due to new joint ventures which experienced start-up expenses prior to having the opportunity to generate income.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense/(Income), Net
Interest expense, net was $8.5 million for the three months ended March 31, 2025, while interest income, net was $43.0 thousand for the three months ended March 31, 2024. The increase in interest expense, net was primarily due to a decrease in interest income earned on our outstanding cash balances as well as increase in the amount of non-capitalizable interest expense relating to land banking arrangements.
Income Tax Provision
The effective tax rate for the three months ended March 31, 2025 was 23.3%, compared to 23.2% for the same period in 2024. For the three months ended March 31, 2025, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, excess tax benefits from share-based compensation, and non-deductible executive compensation.

Our income tax rate for the first quarter of 2025 was marginally higher than the same period last year primarily due to a decrease in excess benefits from share-based compensation and credits related to homebuilding activities, offset by a decrease in state taxes.
Net Income
Net income and diluted earnings per share for the three months ended March 31, 2025 was $213.5 million and $2.07, respectively. Net income and diluted earnings per share for the three months ended March 31, 2024 was $190.3 million and $1.75, respectively. The increases in net income and diluted earnings per share from the prior year were primarily attributable to higher home closings revenue, net and higher gross margin dollars.

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

Cash flows for each of our communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash expenditures for land acquisitions, on and off-site development, construction of homes, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our unaudited Condensed consolidated statement of operations until a home closes, we incur significant cash outflows prior to recognition of earnings.
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2025	December 31, 2024
Total cash, excluding restricted cash	$377,815	$487,151
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
Letters of credit outstanding	(65,731)	(52,914)
Revolving Credit Facility availability	934,269	947,086
Total liquidity	$1,312,084	$1,434,237

We believe we have adequate capital resources from cash generated from operations and sufficient access to external financing sources from borrowings under our $1 Billion Revolving Credit Facility to conduct our operations for the next twelve months. Beyond the next twelve months, our primary demand for funds will be for payments of our long-term debt as it becomes due, land purchases, lot development, home and amenity construction, long-term capital investments, investments in our joint ventures, payments of ongoing operating expenses, and repurchases of our common stock. We believe we will generate sufficient cash from our operations to meet the demands for such funds, however we may also access the capital markets to obtain additional liquidity through debt and equity offerings or refinance debt to secure capital for such long-term demands. As part of our operations, we may also from time to time purchase our outstanding debt or equity through open market purchases, privately negotiated transactions or otherwise. Purchases or retirements of debt and/or purchases of equity, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flow Activities
Operating Cash Flow Activities
Our net cash provided by operating activities was $77.2 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $130.7 million for the three months ended March 31, 2024. The increase in cash provided by operating activities is primarily due to an increase in net income and the change in spend in real estate inventory and land deposits which were partially offset by the change in accounts payable, accrued expenses and other liabilities.
Investing Cash Flow Activities
Net cash used in investing activities was $45.1 million for the three months ended March 31, 2025, compared to $33.0 million for the three months ended March 31, 2024. The increase in cash used in investing activities was due to an increase in investments of capital into unconsolidated entities for newly formed joint ventures.

Financing Cash Flow Activities
Net cash used in financing activities was $141.2 million for the three months ended March 31, 2025, compared to $85.9 million for the three months ended March 31, 2024. The increase in cash used in financing activities was primarily due to an increase in the repurchase of common stock and a decrease in the net borrowings on our mortgage warehouse facilities.
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
Off-Balance Sheet Arrangements as of March 31, 2025
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial or strategic partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
For the three months ended March 31, 2025 and 2024, total cash investments of capital into unconsolidated joint ventures were $36.6 million and $23.9 million, respectively.
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $2.2 billion and $1.9 billion at March 31, 2025 and December 31, 2024, respectively.
Seasonality
Our business is seasonal. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We generally have more homes under construction, close more homes and have greater revenue and operating income in the third and fourth quarters of the year. Therefore, although new home contracts are obtained throughout the year, a higher portion of our home closings occur during the third and fourth calendar quarters. Our revenue therefore may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. Factors expected to contribute to these fluctuations include, but are not limited to:
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2025, approximately 92% of our debt was fixed rate and 8% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our $1 Billion Revolving Credit Facility and to borrowings by TMHF under its various mortgage warehouse facilities. As of March 31, 2025, we had no outstanding borrowings under our $1 Billion Revolving Credit Facility. We had approximately $934.3 million of additional availability for borrowings under such facility including $134.3 million of additional availability for letters of credit as of March 31, 2025 (giving effect to $65.7 million of letters of credit outstanding as of such date).
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
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2025. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed Rate Debt	$126.6	$175.0	$592.4	$473.7	$21.0	$525.3	$1,914.0	$1,894.5
Weighted average interest rate(1)	2.7%	2.7%	5.3%	5.5%	2.7%	5.5%	4.9%
Variable Rate Debt(2)	$175.7	$—	$—	$—	$—	$—	$175.7	$175.7
Weighted average interest rate	5.9%	—%	—%	—%	—%	—%	5.9%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2025, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.8 million per year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, as of March 31, 2025 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 23, 2024, we announced that our Board of Directors authorized a renewal of the Company’s stock repurchase program which permits the repurchase of up to $1 billion of the Company’s Common Stock through December 31, 2026. As of March 31, 2025, we had approximately $775.0 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of Common Stock, and the program may be suspended, extended, modified or discontinued at any time.

The table below sets forth information regarding repurchases by the Company of its Common Stock during the quarter ended March 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1 to January 31, 2025 (1)	763,452	$61.96	763,452	$865,000
February 1 to February 28, 2025 (2)	898,725	61.09	898,725	810,094
March 1 to March 31, 2025	581,818	60.32	581,818	775,000
Total	2,243,995	$61.19	2,243,995	$775,000
(1)In November 2024, the Company entered into an ASR agreement in which the Company paid a third-party financial institution $50 million and received an initial delivery of approximately 569,962 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on November 18, 2024. Final settlement of the ASR agreement occurred in January 2025, at which time we received an additional 184,214 shares of Common Stock based on a final weighted average price of $66.30.
(2)In February 2025, the Company entered into an ASR agreement in which the Company paid a third-party financial institution $50 million and received an initial delivery of approximately 658,003 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on February 24, 2025. The total number of shares that the Company will ultimately repurchase under the ASR agreement will be determined based on the volume-weighted average price of the Common Stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Subsequent to March 31, 2025 we received an ASR settlement of 173,293 shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On March 19, 2025, Sheryl Palmer, Chairman of our Board of Directors and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. Such trading plan provides for an aggregate sale of up to 100,000 shares of Common Stock. Ms. Palmer's trading plan is scheduled to terminate on December 31, 2025, subject to early termination if all transactions under the trading plan are completed or upon certain specified events set forth therein.
During the three months ended March 31, 2025 none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (and contained in Exhibit 101).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	April 23, 2025
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)
TAYLOR MORRISON HOME CORPORATION 10-Q