Form 10-Q
period 2025-06-30
Taylor Morrison Home Corp
filed 2025-07-23
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 23, 2025
Common stock, $0.00001 par value	98,843,205

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024
	3		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024
	7		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024
	8		Notes to the Unaudited Condensed Consolidated Financial Statements
	24	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	39	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	40	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	41	ITEM 1.	Legal Proceedings
	41	ITEM 1A.	Risk Factors
	42	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	42	ITEM 3.	Defaults Upon Senior Securities
	42	ITEM 4.	Mine Safety Disclosures
	42	ITEM 5.	Other Information
	43	ITEM 6.	Exhibits

	44	SIGNATURES
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$130,174	$487,151
Restricted cash	4,090	15
Total cash	134,264	487,166
Real estate inventory:
Owned inventory	6,411,667	6,162,889
Consolidated real estate not owned	94,195	71,195
Total real estate inventory	6,505,862	6,234,084
Land deposits	352,395	299,668
Mortgage loans held for sale	220,210	207,936
Lease right of use assets	64,325	68,057
Prepaid expenses and other assets, net	449,971	370,642
Other receivables, net	240,998	217,703
Investments in unconsolidated entities	474,684	439,721
Deferred tax assets, net	76,248	76,248
Property and equipment, net	268,490	232,709
Goodwill	663,197	663,197
Total assets	$9,450,644	$9,297,131
Liabilities
Accounts payable	$311,578	$270,266
Accrued expenses and other liabilities	597,373	632,250
Lease liabilities	74,408	78,998
Income taxes payable	—	2,243
Customer deposits	211,486	239,151
Estimated development liabilities	4,365	4,365
Senior notes, net	1,471,333	1,470,454
Loans payable and other borrowings	456,725	475,569
Revolving credit facility borrowings	—	—
Mortgage warehouse facilities borrowings	171,319	174,460
Liabilities attributable to consolidated real estate not owned	94,195	71,195
Total liabilities	3,392,782	3,418,951
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	6,057,862	5,878,180
Total liabilities and stockholders’ equity	$9,450,644	$9,297,131
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home closings revenue, net	$1,966,100	$1,920,127	$3,796,168	$3,556,382
Land closings revenue	421	13,234	4,682	20,459
Financial services revenue, net	52,929	48,916	104,122	95,875
Amenity and other revenue	10,620	8,776	21,117	18,089
Total revenue	2,030,070	1,991,053	3,926,089	3,690,805
Cost of home closings	1,526,900	1,462,706	2,918,260	2,705,915
Cost of land closings	207	18,703	3,696	23,905
Financial services expenses	25,876	28,106	54,197	53,249
Amenity and other expenses	9,599	9,250	19,174	18,603
Total cost of revenue	1,562,582	1,518,765	2,995,327	2,801,672
Gross margin	467,488	472,288	930,762	889,133
Sales, commissions and other marketing costs	116,389	113,956	225,465	216,556
General and administrative expenses	66,655	82,779	134,203	150,343
Net income from unconsolidated entities	(326)	(2,628)	(2,301)	(5,379)
Interest expense, net	13,819	4,087	22,318	4,044
Other expense, net	7,688	6,877	9,245	7,472
Income before income taxes	263,263	267,217	541,832	516,097
Income tax provision	67,278	67,303	132,116	125,022
Net income before allocation to non-controlling interests	195,985	199,914	409,716	391,075
Net income attributable to non-controlling interests	(2,408)	(454)	(2,673)	(1,345)
Net income	$193,577	$199,460	$407,043	$389,730
Earnings per common share:
Basic	$1.94	$1.89	$4.05	$3.68
Diluted	$1.92	$1.86	$3.99	$3.61
Weighted average number of shares of common stock:
Basic	99,537	105,500	100,387	105,979
Diluted	100,923	107,249	102,015	107,961
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)
For the three months ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — March 31, 2025	100,532,019	$1	$3,088,464	62,063,726	$(1,752,286)	$4,607,319	$2,509	$11,517	$5,957,524
Net income	—	—	—	—	—	193,577	—	2,408	195,985
Exercise of stock options and issuance of restricted stock units, net(1)	32,681	—	641	—	—	—	—	—	641
Repurchase of common stock(2)	(1,729,436)	—	—	1,729,436	(100,980)	—	—	—	(100,980)
Stock compensation expense	—	—	8,015	—	—	—	—	—	8,015
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(3,065)	(3,065)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(258)	(258)
Balance – June 30, 2025	98,835,264	$1	$3,097,120	63,793,162	$(1,853,266)	$4,800,896	$2,509	$10,602	$6,057,862
(1) Dollar amount includes $0.7 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
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
(2) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.

For the six months ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2024	102,241,978	$1	$3,086,342	59,819,731	$(1,616,170)	$4,393,853	$2,509	$11,645	$5,878,180
Net income	—	—	—	—	—	407,043	—	2,673	409,716
Exercise of stock options and issuance of restricted stock units, net(1)	566,717	—	(5,023)	—	—	—	—	—	(5,023)
Repurchase of common stock(2)	(3,973,431)	—	—	3,973,431	(237,096)	—	—	—	(237,096)
Stock compensation expense	—	—	15,801	—	—	—	—	—	15,801
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(3,458)	(3,458)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(258)	(258)
Balance – June 30, 2025	98,835,264	$1	$3,097,120	63,793,162	$(1,853,266)	$4,800,896	$2,509	$10,602	$6,057,862
(1) Dollar amount includes $5.9 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
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

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$409,716	$391,075
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net income from unconsolidated entities	(2,301)	(5,379)
Stock compensation expense	15,801	11,555
Distributions of earnings from unconsolidated entities	7,263	9,866
Depreciation and amortization	19,167	21,581
Operating lease expense	9,663	11,505
Debt issuance costs amortization	1,332	1,482
Inventory impairments	21,632	2,325
Land held for sale write-down	—	6,782
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(323,137)	(688,389)
Mortgage loans held for sale, prepaid expenses and other assets	(160,037)	(223,813)
Customer deposits	(27,665)	22,979
Accounts payable, accrued expenses and other liabilities	(17,917)	74,372
Income taxes payable	(2,243)	—
Net cash used in operating activities	$(48,726)	$(364,059)
Cash Flows from Investing Activities:
Purchase of property and equipment	(16,193)	(17,441)
Distributions of capital from unconsolidated entities	8,612	5,161
Investments of capital into unconsolidated entities	(48,537)	(45,028)
Net cash used in investing activities	$(56,118)	$(57,308)
Cash Flows from Financing Activities
Repayments on loans payable and other borrowings	—	(52,093)
Borrowings on revolving credit facility	100,000	—
Repayments on revolving credit facility	(100,000)	—
Borrowings on mortgage warehouse facilities	1,724,833	1,608,895
Repayments on mortgage warehouse facilities	(1,727,974)	(1,486,154)
Changes in stock option exercises and issuance of restricted stock units, net	(5,023)	(9,431)
Payment of principal portion of finance lease	(1,343)	(1,358)
Repurchase of common stock, net	(235,093)	(196,394)
Distributions to non-controlling interests of consolidated joint ventures	(3,458)	(424)
Net cash used in financing activities	$(248,058)	$(136,959)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(352,902)	$(558,326)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	487,166	807,099
Cash, Cash Equivalents, and Restricted Cash — End of period	$134,264	$248,773
Supplemental Cash Flow Information
Income tax paid, net	$(156,729)	$(125,792)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$57,420	$149,363
Change in inventory not owned	$23,000	$63,082
Accrual of excise tax on share repurchases	$(2,003)	$(2,125)
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("Topic 360"). We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third party opinions of value. Changes in these projections and estimates may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three and six months ended June 30, 2025, we recorded $6.8 million and $21.6 million, respectively, of inventory impairment charges relating to certain communities in our West and East reporting segments driven by declining sales prices. For the three and six months ended June 30, 2024, we recorded $2.3 million of inventory impairment relating to one of our communities in our East reporting segment. Inventory impairments are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development and marketing for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for recoverability. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of June 30, 2025 and December 31, 2024, we had no long-term strategic assets.
Real estate or inventory assets are considered held for sale once it is determined all criteria in accordance with Topic 360 have been met. The criteria includes the following considerations: (i) whether the company is committed to a plan to sell, (ii) whether the asset is available for immediate sale in the asset's present condition, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made and that the plan will be withdrawn. Real estate and inventory assets held for sale are reported at the lower of carrying value or estimated fair value, less estimated costs to sell. The estimated fair value is generally based on appraisal, sales listing agreements, purchase and sales agreements, letters of intent, broker price opinions, recent offers received, prices for assets in recent comparable sales transactions, or other third-party estimates. Impairment charges on real estate or inventory assets held for sale are recognized when the carrying value is greater than the estimated fair value less estimated costs to sell. Fair value may be based on the estimated sales price of the property or a cash flow analysis may also be performed.

Inventory Assets Held for Sale - In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. For the three and six months ended June 30, 2025, we had no fair value adjustments for land held for sale. For the three and six months ended June 30, 2024, we recorded $6.8 million of fair value adjustments for land held for sale in our West reporting segment. Adjustments for land held for sale are recorded within Cost of land closings on the unaudited Condensed consolidated statements of operations.

Real Estate Assets Held for Sale - As of June 30, 2025 and December 31, 2024, we had one asset relating to our Urban Form operations in Oregon which was held for sale. This asset is included in Property and equipment, net on our unaudited Condensed consolidated balance sheets and in our Corporate and Unallocated reporting segment. The estimated fair value of the asset was $89.7 million as of June 30, 2025 and December 31, 2024. For the three months ended December 31, 2024, we recorded an adjustment to fair value of $5.3 million.
Land Banking Arrangements — We have land purchase agreements with various land sellers. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense on these arrangements. Interest is based on remaining lots to be purchased and is capitalized for the percentage of lots in each project actively under development, with the remainder expensed and included in Interest expense, net on the unaudited Condensed consolidated statements of operations. These lots are considered controlled but we are not legally obligated to purchase lots under these agreements; however, we would forfeit any existing deposits and could be subject to financial and other penalties if we do not purchase the lots. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the unaudited Condensed consolidated balance sheets.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
As of June 30, 2025 and December 31, 2024, we had the right to purchase 7,694 lots and 6,895 lots under such land banking agreements for an aggregate purchase price of $1.3 billion and $1.2 billion, respectively. As of June 30, 2025 and December 31, 2024, our exposure to loss related to deposits on land banking arrangements totaled $214.0 million and $154.8 million, respectively.

Property and Equipment, net — Property and equipment, net consists of the following for the periods presented:

	As of
(Dollars in thousands)	June 30, 2025	December 31, 2024
Urban Form	$105,730	$105,906
Build-to-Rent	84,310	46,696
Other	78,450	80,107
Total property and equipment, net	$268,490	$232,709

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
Amenity and Other Revenue
We own and operate certain community amenities such as golf courses, clubhouses, and fitness centers, pursuant to which we provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced and recorded as revenue on a monthly basis. Revenue from our golf club operations is also included in Amenity and other revenue. Amenity and other revenue also includes lease and sale revenue from our Urban Form and Build-to-Rent operations. Lease revenue for Urban Form and Build-to-Rent is earned from residential and commercial rental spaces. Revenue from the sale of assets from our Urban Form operations and Build-to-Rent operations is recorded as control transfers to the buyer at transaction close and other criteria of ASC Topic 606 are met.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation as well as further disaggregate income taxes paid. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2025. The adoption of ASU 2023-09 is not expected to have a material impact on our consolidated financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which establishes new disclosure requirements for income statement expenses. Under the new guidance, entities must provide greater disaggregation of expenses which includes disclosing the amounts of purchases of inventory, employee compensation, and depreciation included in each relevant expense caption. Entities will also have to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and a definition of selling expenses. In January 2025, the FASB issued ASU 2025-01 which updated the effective date related to ASU 2024-03. As a result of the issuance of ASU 2025-01, the ASU is effective for the annual reporting period ending December 31, 2027. The adoption of ASU 2024-03 will not impact our unaudited Condensed consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of common stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$193,577	$199,460	$407,043	$389,730
Denominator:
Weighted average shares – basic	99,537	105,500	100,387	105,979
Restricted stock units	554	750	728	982
Stock options	832	999	900	1,000
Weighted average shares – diluted	100,923	107,249	102,015	$107,961
Earnings per common share – basic	$1.94	$1.89	$4.05	$3.68
Earnings per common share – diluted	$1.92	$1.86	$3.99	$3.61
The above calculations of weighted average shares exclude 384,039 and 221,434 of anti-dilutive stock options and unvested performance and non-performance restricted stock units ("RSUs") for the three and six months ended June 30, 2025, respectively and 138,103 and 150,859 of anti-dilutive stock options and unvested performance and non-performance RSUs for the three and six months ended June 30, 2024, respectively.
In addition, 163,674 and 336,935 shares relating to our accelerated share repurchase ("ASR") programs (refer to Note 10 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the three and six months ended June 30, 2025, respectively and 192,105 and 367,084 shares relating to our ASR programs were also anti-dilutive and excluded from the above for the three and six months ended June 30, 2024, respectively.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of
(Dollars in thousands)	June 30, 2025	December 31, 2024
Real estate developed and under development	$4,554,827	$4,455,623
Real estate held for development or held for sale (1)	21,365	26,301
Total land inventory	4,576,192	4,481,924
Operating communities (2)	1,675,826	1,524,352
Capitalized interest	159,649	156,613
Total owned inventory	6,411,667	6,162,889
Consolidated real estate not owned	94,195	71,195
Total real estate inventory	$6,505,862	$6,234,084
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
A summary of owned and controlled lots is as follows:

	As of
	June 30, 2025	December 31, 2024
Owned lots:
Undeveloped	14,820	16,345
Under development	8,377	8,774
Finished	10,960	11,599
Total owned lots	34,157	36,718
Controlled lots:
Land option purchase contracts	9,146	9,529
Land banking arrangements	7,694	6,895
Other controlled lots(1)	34,054	33,011
Total controlled lots	50,894	49,435
Total owned and controlled lots	85,051	86,153
Homes in inventory	8,192	7,698
(1) Other controlled lots include single transaction take-downs and lots from our portion of unconsolidated joint ventures.

Lots which represent homes in progress and completed homes have been excluded from total owned lots. Controlled lots represent lots in which we have a contractual right to acquire real property, generally through an option contract, land banking arrangement, or a land deposit paid to a seller. Homes in inventory include any lots which have commenced vertical construction.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest capitalized - beginning of period	$159,708	$177,222	$156,613	$174,449
Interest incurred and capitalized	25,714	23,344	53,582	49,742
Interest amortized to cost of home closings	(25,773)	(28,303)	(50,546)	(51,928)
Interest capitalized - end of period	$159,649	$172,263	$159,649	$172,263

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Assets:
Real estate inventory	$1,504,740	$1,396,887
Other assets	284,645	226,198
Total assets	$1,789,385	$1,623,085
Liabilities and owners’ equity:
Debt	$678,882	$576,753
Other liabilities	65,445	69,706
Total liabilities	$744,327	$646,459
Owners’ equity:
TMHC	$474,684	$439,721
Others	570,374	536,905
Total owners’ equity	$1,045,058	$976,626
Total liabilities and owners’ equity	$1,789,385	$1,623,085

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$118,978	$89,384	$212,565	$163,152
Costs and expenses	(116,666)	(82,713)	(205,027)	(149,356)
Net income	$2,312	$6,671	$7,538	$13,796
TMHC’s share in net income of unconsolidated entities	$326	$2,628	$2,301	$5,379
Distributions to TMHC from unconsolidated entities	$12,779	$12,130	$15,875	$15,027
Consolidated Entities
As of June 30, 2025, assets of consolidated joint ventures totaled $98.1 million, of which $7.1 million was cash and cash equivalents and $83.7 million was owned real estate inventory. As of December 31, 2024, assets of consolidated joint ventures totaled $98.6 million, of which $18.1 million was cash and cash equivalents and $79.1 million was owned real estate inventory. The liabilities of consolidated joint ventures totaled $51.7 million and $48.4 million as of June 30, 2025 and December 31, 2024, respectively, and were primarily comprised of accounts payable and accrued expenses and other liabilities.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Real estate development costs to complete	$42,385	$44,046
Compensation and employee benefits	81,829	174,509
Self-insurance and warranty reserves	237,655	214,105
Interest payable	36,021	32,288
Property and sales taxes payable	33,340	36,575
Other accruals	166,143	130,727
Total accrued expenses and other liabilities	$597,373	$632,250

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reserve - beginning of period	$212,483	$186,948	$214,105	$184,448
Additions to reserves	26,140	21,525	41,711	42,190
Claims paid	(21,384)	(28,713)	(40,293)	(49,906)
Changes in estimates to pre-existing reserves(1)	20,416	2,030	22,132	5,058
Reserve - end of period	$237,655	$181,790	$237,655	$181,790
(1)Changes in estimates to pre-existing reserves for the three and six months ended June 30, 2025 includes a charge for warranty claims specific to our East region.
Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves.
7. DEBT
Total debt consists of the following (in thousands):

	As of
	June 30, 2025			December 31, 2024
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	500,000	(1,499)	498,501	500,000	(1,890)	498,110
6.625% Senior Notes due 2027(1)	27,070	589	27,659	27,070	733	27,803
5.75% Senior Notes due 2028	450,000	(1,605)	448,395	450,000	(1,920)	448,080
5.125% Senior Notes due 2030	500,000	(3,222)	496,778	500,000	(3,539)	496,461
Senior Notes subtotal	$1,477,070	$(5,737)	$1,471,333	$1,477,070	$(6,616)	$1,470,454
Loans payable and other borrowings	456,725	—	456,725	475,569	—	475,569
$1 Billion Revolving Credit Facility(2)	—	—	—	—	—	—
Mortgage warehouse facilities borrowings	171,319	—	171,319	174,460	—	174,460
Total debt	$2,105,114	$(5,737)	$2,099,377	$2,127,099	$(6,616)	$2,120,483
(1) Unamortized debt issuance premium is reflective of fair value adjustments as a result of purchase accounting.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
(2) Unamortized debt issuance costs related to the $1 billion Revolving Credit Facility are included in the Prepaid expenses and other assets, net on the unaudited Condensed consolidated balance sheets.

Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2024. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated financial statements in our Annual Report. As of June 30, 2025, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility
Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. During the three months ended June 30, 2025, we borrowed and repaid $100 million under our $1 Billion Revolving Credit Facility. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, we had $1.5 million and $2.0 million, respectively, of unamortized debt issuance costs, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, we had $48.0 million and $52.9 million, respectively, of utilized letters of credit, resulting in $952.0 million and $947.1 million, respectively, of availability.
As of June 30, 2025, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.
Mortgage Warehouse Facilities Borrowings
The following is a summary of our mortgage warehouse facilities borrowings (in thousands):

	As of June 30, 2025
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse B	$—	$60,000	Term SOFR + 1.7%	on demand	Mortgage loans
Warehouse C	68,295	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	54,422	100,000	Term SOFR + 1.50%	September 3, 2025(3)	Mortgage loans
Warehouse E	48,602	100,000	Daily SOFR + 1.60%	on demand	Mortgage loans
	$171,319	$385,000

	As of December 31, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse A(2)	$—	$—	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse B(2)	2,123	60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	69,008	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	60,176	125,000	Daily SOFR + 1.50%	September 3, 2025(3)	Mortgage loans
Warehouse E	$43,153	$100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Total	$174,460	$410,000
(1) The Mortgage warehouse facilities borrowings outstanding as of June 30, 2025 and December 31, 2024 were collateralized by $220.2 million and $207.9 million, respectively, of mortgage loans held for sale. "SOFR" refers to the Secured Overnight Financing Rate.
(2) During December 2024, Warehouse A's bank was purchased by Warehouse B's bank and created a new facility referred to as Warehouse B. As a result, there was no availability under Warehouse A as of December 31, 2024. Warehouse B has been relabeled and was labeled as Warehouse F in our Annual Report.
(3) The Company has the intent and ability to renew Warehouse D's borrowings upon expiration.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of June 30, 2025 and December 31, 2024 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
schedule. Loans payable bear interest at rates that ranged from 0% to 11% at June 30, 2025 and December 31, 2024. We impute interest for loans with no stated interest rates.
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
The fair value of our Mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our Mortgage warehouse facilities borrowings, and Loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our senior notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of June 30, 2025, when compared to December 31, 2024.
The carrying value and fair value of our financial instruments are as follows:

		June 30, 2025		December 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$220,210	$220,210	$207,936	$207,936
IRLCs	3	(4,388)	(4,388)	(5,917)	(5,917)
MBSs	2	(6,696)	(6,696)	4,174	4,174
Mortgage warehouse facilities borrowings	2	171,319	171,319	174,460	174,460
Loans payable and other borrowings	2	456,725	456,725	475,569	475,569
5.875% Senior Notes due 2027 (1)	2	498,501	507,820	498,110	501,770
6.625% Senior Notes due 2027 (1)	2	27,659	26,789	27,803	26,804
5.75% Senior Notes due 2028 (1)	2	448,395	456,084	448,080	446,679
5.125% Senior Notes due 2030 (1)	2	496,778	497,460	496,461	478,455
(1) Carrying value for senior notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the senior notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair value of such inventories as of June 30, 2025 were $31.6 million and as of December 31, 2024 were $10.6 million. These values are a level 3 in the fair value hierarchy.
9. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2025 was 25.6% and 24.4%, respectively, compared to 25.2% and 24.2%, respectively, for the same periods in 2024. For the three months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and excess tax benefits from share-based compensation.
There were no unrecognized tax benefits as of June 30, 2025 or December 31, 2024.
Subsequent to June 30, 2025, the One Big Beautiful Bill Act ("OBBB") was enacted into law. Key tax components of OBBB include extension of the expiring tax provisions from the 2017 Tax Cuts and Jobs Act, the reinstatement of immediate expensing of qualifying business property, full expensing of domestic research and experimental expenditures, and
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
accelerated expiration dates for certain energy credits. We are currently evaluating the tax provisions of OBBB and do not expect a material impact to our financial statements.
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

Using the availability under our stock repurchase program, we may enter into ASR agreements. Such agreements require a cash payment, which has generally been $50.0 million for the agreements we have executed. We receive an initial delivery of 80% of common stock shares, with the remaining 20% received (or to be received) at final settlement using a volume-weighted average price calculation in accordance with the terms of each ASR agreement.

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Number of Shares)	2025	2024	2025	2024
Number of shares repurchased with ASR	870,765	720,461	1,712,982	1,425,804
Other share repurchases(1)	858,671	983,342	2,260,449	1,769,484
Total amount repurchased	1,729,436	1,703,803	3,973,431	3,195,288
(1) Amount represents shares repurchased under our existing share repurchase program which are not part of ASRs.
The following table summarizes our spend on share repurchases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Amount available for repurchase — beginning of period	$775,000	$402,840	$910,093	$494,489
Amount repurchased	(100,000)	(104,745)	(235,093)	(196,394)
Amount available for repurchase — end of period	$675,000	$298,095	$675,000	$298,095
11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of June 30, 2025, we had an aggregate of 4,368,625 shares of Common Stock available for future grants under the Plan.
The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of June 30, 2025:

	RSUs and PRSUs		Stock Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price Per Share
Balance at June 30, 2025	1,258,174	$47.48	1,872,690	$31.16
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units (1)	$6,761	$4,671	$13,474	$9,444
Stock options	1,254	1,401	2,327	2,111
Total stock compensation expense	$8,015	$6,072	$15,801	$11,555
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At June 30, 2025 and December 31, 2024, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $46.7 million and $29.2 million, respectively.
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

	Three Months Ended June 30, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$695,198	$481,786	$789,116	$—	$1,966,100	$—	$1,966,100
All other revenue	5,399	421	436	52,929	59,185	4,785	63,970
Total revenue	700,597	482,207	789,552	52,929	2,025,285	4,785	2,030,070

Cost of home closings	541,132	376,069	609,699	—	1,526,900	—	1,526,900
All other cost of sales	5,917	207	482	25,876	32,482	3,200	35,682
Total cost of revenue	547,049	376,276	610,181	25,876	1,559,382	3,200	1,562,582

Home closings gross margin	154,066	105,717	179,417	—	439,200	—	439,200

Total gross margin	153,548	105,931	179,371	27,053	465,903	1,585	467,488
Sales, commissions and other marketing costs(2)	(44,809)	(32,474)	(37,565)	—	(114,848)	(1,541)	(116,389)
General and administrative expenses	(13,615)	(7,916)	(11,412)	—	(32,943)	(33,712)	(66,655)
Net income/(loss) from unconsolidated entities	—	59	(2,540)	4,029	1,548	(1,222)	326
Interest and other (expense)/income, net(3)	(4,255)	(4,244)	(9,489)	318	(17,670)	(3,837)	(21,507)
Income before income taxes	$90,869	$61,356	$118,365	$31,400	$301,990	$(38,727)	$263,263
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Three Months Ended June 30, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$691,129	$480,522	$748,476	$—	$1,920,127	$—	$1,920,127
All other revenue	3,501	12,884	600	48,916	65,901	5,025	70,926
Total revenue	694,630	493,406	749,076	48,916	1,986,028	5,025	1,991,053

Cost of home closings	511,400	358,877	592,429	—	1,462,706	—	1,462,706
All other cost of sales	5,078	11,901	7,313	28,106	52,398	3,661	56,059
Total cost of revenue	516,478	370,778	599,742	28,106	1,515,104	3,661	1,518,765

Home closings gross margin	179,729	121,645	156,047	—	457,421	—	457,421

Total gross margin	178,152	122,628	149,334	20,810	470,924	1,364	472,288
Sales, commissions and other marketing costs(2)	(41,714)	(32,081)	(36,935)	—	(110,730)	(3,226)	(113,956)
General and administrative expenses	(11,348)	(7,884)	(11,132)	—	(30,364)	(52,415)	(82,779)
Net (loss)/income from unconsolidated entities	—	(28)	79	3,001	3,052	(424)	2,628
Interest and other (expense)/income, net(3)	(560)	(2,861)	(3,109)	604	(5,926)	(5,038)	(10,964)
Income before income taxes	$124,530	$79,774	$98,237	$24,415	$326,956	$(59,739)	$267,217
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	Six Months Ended June 30, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$1,320,911	$959,280	$1,515,977	$—	$3,796,168	$—	$3,796,168
All other revenue	11,496	4,142	1,324	104,122	121,084	8,837	129,921
Total revenue	1,332,407	963,422	1,517,301	104,122	3,917,252	8,837	3,926,089

Cost of home closings	1,014,685	737,726	1,165,849	—	2,918,260	—	2,918,260
All other cost of sales	12,205	3,157	1,414	54,197	70,973	6,094	77,067
Total cost of revenue	1,026,890	740,883	1,167,263	54,197	2,989,233	6,094	2,995,327

Home closings gross margin	306,226	221,554	350,128	—	877,908	—	877,908

Total gross margin	305,517	222,539	350,038	49,925	928,019	2,743	930,762
Sales, commissions and other marketing costs(2)	(84,192)	(62,664)	(73,617)	—	(220,473)	(4,992)	(225,465)
General and administrative expenses	(25,611)	(15,997)	(23,349)	—	(64,957)	(69,246)	(134,203)
Net (loss)/income from unconsolidated entities	—	117	(2,589)	7,125	4,653	(2,352)	2,301
Interest and other (expense)/income, net(3)	(8,343)	(8,081)	(14,744)	658	(30,510)	(1,053)	(31,563)
Income before income taxes	$187,371	$135,914	$235,739	$57,708	$616,732	$(74,900)	$541,832
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Six Months Ended June 30, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$1,232,859	$952,554	$1,370,969	$—	$3,556,382	$—	$3,556,382
All other revenue	9,081	19,342	936	95,875	125,234	9,189	134,423
Total revenue	1,241,940	971,896	1,371,905	95,875	3,681,616	9,189	3,690,805

Cost of home closings	906,727	708,038	1,091,150	—	2,705,915	—	2,705,915
All other cost of sales	11,173	16,998	7,757	53,249	89,177	6,580	95,757
Total cost of revenue	917,900	725,036	1,098,907	53,249	2,795,092	6,580	2,801,672

Home closings gross margin	326,132	244,516	279,819	—	850,467	—	850,467

Total gross margin	324,040	246,860	272,998	42,626	886,524	2,609	889,133
Sales, commissions and other marketing costs(2)	(76,772)	(64,892)	(71,216)	—	(212,880)	(3,676)	(216,556)
General and administrative expenses	(22,491)	(14,466)	(21,598)	—	(58,555)	(91,788)	(150,343)
Net income/(loss) from unconsolidated entities	—	(69)	53	5,898	5,882	(503)	5,379
Interest and other (expense)/income, net(3)	(1,387)	(5,276)	(6,627)	1,334	(11,956)	440	(11,516)
Income before income taxes	$223,390	$162,157	$173,610	$49,858	$609,015	$(92,918)	$516,097
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.

	As of June 30, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,566,246	$1,241,376	$3,050,635	$—	$6,858,257	$—	$6,858,257
Investments in unconsolidated entities	91,378	194,889	87,324	5,483	379,074	95,610	474,684
Other assets	197,505	237,208	597,561	309,984	1,342,258	775,445	2,117,703
Total assets	$2,855,129	$1,673,473	$3,735,520	$315,467	$8,579,589	$871,055	$9,450,644
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,389,791	$1,296,272	$2,847,689	$—	$6,533,752	$—	$6,533,752
Investments in unconsolidated entities	86,378	164,434	94,864	5,483	351,159	88,562	439,721
Other assets	173,489	225,846	610,212	297,107	1,306,654	1,017,004	2,323,658
Total assets	$2,649,658	$1,686,552	$3,552,765	$302,590	$8,191,565	$1,105,566	$9,297,131
(1) Includes the assets from our Build-To-Rent and Urban Form operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.5 billion as of June 30, 2025 and $1.4 billion as of December 31, 2024. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of June 30, 2025 will be drawn upon.
Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in the routine course of our business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for land under these contracts was $2.1 billion at June 30, 2025 and $1.9 billion at December 31, 2024, respectively.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At June 30, 2025 and December 31, 2024, our legal accruals were $52.3 million and $49.1 million, respectively which is included in Accrued expenses and other liabilities on the unaudited Condensed consolidated balance sheets. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity) ("Avatar"), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violated various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). The class action complaint sought an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal (the "District Court") on November 29, 2021, and the plaintiffs agreed to continue to pay club membership fees pending the outcome of the appeal. On June 23, 2023, the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court, and we filed a notice to invoke the discretionary review of the Florida Supreme Court. On November 2, 2023, the Florida Supreme Court declined to exercise jurisdiction. Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, pre- and post-judgment interest. The Court held evidentiary hearings on July 29 and 30, 2024 with respect to the plaintiffs' claims for additional pre-judgment interest and legal fees and heard closing argument on August 13, 2024. On November 4, 2024, the Tenth Judicial Circuit Court for Polk County, Florida issued an order granting the plaintiffs’ motion for attorneys’ fees and taxable costs and denied their motion for pre-judgment interest at a rate higher than the Florida statutory rate. The Court awarded plaintiffs $22.5 million for attorneys' fees, $0.6 million for pre-judgment interest at the statutory rate of 9.46%, and $0.6 million for reimbursement of taxable costs. We filed a notice of appeal and have recorded an accrual with respect to our estimated liability for the plaintiffs' legal fees and costs for this matter, which is reflected in our legal accruals as of June 30, 2025.

After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar arrangements. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. Trial has been scheduled to
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
commence in the first quarter of 2026. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of June 30, 2025.
Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $74.4 million and $79.0 million as of June 30, 2025 and December 31, 2024, respectively. We recorded lease expense of approximately $4.7 million and $9.7 million for the three and six months ended June 30, 2025, respectively, and $5.6 million and $11.5 million for the three and six months ended June 30, 2024, respectively, within General and administrative expenses on our unaudited Condensed consolidated statements of operations.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instrument assets/(liabilities) as of the periods presented:

	As of
	June 30, 2025		December 31, 2024
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(4,388)	$302,992	$(5,917)	$233,881
MBSs	(6,696)	504,000	4,174	405,000
Total	$(11,084)		$(1,743)
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $327.7 million and $246.1 million as of June 30, 2025 and December 31, 2024, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.
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
As of June 30, 2025, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,600 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.
Factors Affecting Comparability of Results
For the three and six months ended June 30, 2025, we recognized $6.8 million and $21.6 million in inventory impairment charges, respectively. For the three and six months ended June 30, 2024, we recognized $2.3 million in inventory impairment charges, respectively. Inventory impairment charges are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.

For the three and six months ended June 30, 2025, we recognized an incremental $6.9 million and $7.7 million warranty charge, respectively, for a specific repair issue in our East region. We did not incur or recognize such warranty charge in the same periods in the prior year. Warranty charges are recorded to Cost of home closings on the unaudited Condensed consolidated statement of operations. Although we believe we have identified substantially all homes impacted by the repair issue, it is reasonably possible that the estimated liability will change as a result of our evaluation of potential changes in the estimated repair costs and the number of homes impacted.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2025 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):
•Home closings revenue of $2.0 billion, up 2%
◦3,340 closings, up 4%, at an average price of $589,000, down 2%
•Home closings gross margin of 22.3% and adjusted home closings gross margin of 23.0%
•90 basis points of SG&A expense leverage to 9.3% of home closings revenue
•Net sales orders of 2,733, down 12%
◦Monthly absorption pace of 2.6 per community, down from 3.0
◦Ending active selling communities of 345, down 1%
•85,051 homebuilding lots owned and controlled
◦60% controlled off balance sheet, up from 57% a year ago
•Total homebuilding land spend of $612 million, of which 43% was development related
•Repurchased 1.7 million common shares for $100 million
•Total liquidity of $1.1 billion
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Statements of Operations Data:
Home closings revenue, net	$1,966,100	$1,920,127	$3,796,168	$3,556,382
Land closings revenue	421	13,234	4,682	20,459
Financial services revenue, net	52,929	48,916	104,122	95,875
Amenity and other revenue	10,620	8,776	21,117	18,089
Total revenue	2,030,070	1,991,053	3,926,089	3,690,805
Cost of home closings	1,526,900	1,462,706	2,918,260	2,705,915
Cost of land closings	207	18,703	3,696	23,905
Financial services expenses	25,876	28,106	54,197	53,249
Amenity and other expenses	9,599	9,250	19,174	18,603
Total cost of revenue	1,562,582	1,518,765	2,995,327	2,801,672
Gross margin	467,488	472,288	930,762	889,133
Sales, commissions and other marketing costs	116,389	113,956	225,465	216,556
General and administrative expenses	66,655	82,779	134,203	150,343
Net income from unconsolidated entities	(326)	(2,628)	(2,301)	(5,379)
Interest expense, net	13,819	4,087	22,318	4,044
Other expense, net	7,688	6,877	9,245	7,472
Income before income taxes	263,263	267,217	541,832	516,097
Income tax provision	67,278	67,303	132,116	125,022
Net income before allocation to non-controlling interests	195,985	199,914	409,716	391,075
Net income attributable to non-controlling interests	(2,408)	(454)	(2,673)	(1,345)
Net income	$193,577	$199,460	$407,043	$389,730
Home closings gross margin	22.3%	23.8%	23.1%	23.9%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.9%	5.9%	5.9%	6.1%
General and administrative expenses as a percentage of home closings revenue, net	3.4%	4.3%	3.5%	4.2%
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

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of real estate impairment charges inclusive of inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, certain warranty charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements that the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items.

EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income tax provision, depreciation and amortization to calculate EBITDA. Adjusted EBITDA further excludes non-cash compensation expense, if any, real estate impairment charges inclusive of inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, certain warranty charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net and legal reserves or settlements that the Company deems not to be in the ordinary course of business.

Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance cost/(premium), net, and less mortgage warehouse facilities borrowings, net of unrestricted cash and cash equivalents (“net homebuilding debt”), by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).

Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding inventory impairment charges and certain warranty charges.
Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our segments, and to set targets for performance-based compensation. We also use the net homebuilding debt to capitalization ratio as an indicator of overall financial leverage and to evaluate our performance against other companies in the homebuilding industry. In the future, we may include additional adjustments in the above-described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.
We believe that adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, as well as EBITDA and Adjusted EBITDA, are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use the net homebuilding debt to capitalization ratio to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance.
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

A reconciliation of adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, adjusted home closings gross margin, EBITDA, Adjusted EBITDA, and net homebuilding debt to capitalization ratio to the comparable GAAP measures follows.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024
Net income	$193,577	$199,460
Real estate impairment charges	6,754	9,107
Warranty charge	6,868	—
Legal reserves and/or settlements	—	6,290
Tax impact of non-GAAP reconciling items	(3,481)	(3,878)
Adjusted net income	$203,718	$210,979
Basic weighted average number of shares	99,537	105,500
Adjusted earnings per common share - Basic	$2.05	$2.00
Diluted weighted average number of shares	100,923	107,249
Adjusted earnings per common share - Diluted	$2.02	$1.97
Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024
Income before income taxes	$263,263	$267,217
Real estate impairment charges	6,754	9,107
Warranty charge	6,868	—
Legal reserves and/or settlements	—	6,290
Adjusted income before income taxes	$276,885	$282,614
Total revenue	$2,030,070	$1,991,053
Income before income taxes margin	13.0%	13.4%
Adjusted income before income taxes margin	13.6%	14.2%
Adjusted Home Closings Gross Margin

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024
Home closings revenue, net	$1,966,100	$1,920,127
Cost of home closings	1,526,900	1,462,706
Home closings gross margin	$439,200	$457,421
Inventory impairment charges	6,754	2,325
Warranty charge	6,868	—
Adjusted home closings gross margin	$452,822	$459,746
Home closings gross margin as a percentage of home closings revenue	22.3%	23.8%
Adjusted home closings gross margin as a percentage of home closings revenue	23.0%	23.9%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024
Net income before allocation to non-controlling interests	$195,985	$199,914
Interest expense, net	13,819	4,087
Amortization of capitalized interest	25,773	28,303
Income tax provision	67,278	67,303
Depreciation and amortization	1,905	3,450
EBITDA	$304,760	$303,057
Non-cash compensation expense	8,015	6,072
Real estate impairment charges	6,754	9,107
Warranty charge	6,868	—
Legal reserves and/or settlements	—	6,290
Adjusted EBITDA	$326,397	$324,526
Total revenue	$2,030,070	$1,991,053
Net income before allocation to non-controlling interests as a percentage of total revenue	9.7%	10.0%
EBITDA as a percentage of total revenue	15.0%	15.2%
Adjusted EBITDA as a percentage of total revenue	16.1%	16.3%

Net Homebuilding Debt to Capitalization Ratio Reconciliation

(Dollars in thousands)	As of June 30, 2025	As of March 31, 2025	As of June 30, 2024
Total debt	$2,099,377	$2,083,599	$2,150,021
Plus: unamortized debt issuance cost, net	5,737	6,177	7,496
Less: mortgage warehouse facilities borrowings	(171,319)	(175,741)	(276,205)
Total homebuilding debt	$1,933,795	$1,914,035	$1,881,312
Total stockholders' equity	6,057,862	5,957,524	5,526,542
Total capitalization	$7,991,657	$7,871,559	$7,407,854
Total homebuilding debt to capitalization ratio	24.2%	24.3%	25.4%
Total homebuilding debt	1,933,795	1,914,035	1,881,312
Less: cash and cash equivalents	(130,174)	(377,815)	(246,845)
Net homebuilding debt	$1,803,621	$1,536,220	$1,634,467
Total stockholders' equity	$6,057,862	$5,957,524	$5,526,542
Total capitalization	$7,861,483	$7,493,744	$7,161,009
Net homebuilding debt to capitalization ratio	22.9%	20.5%	22.8%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024
Ending Active Selling Communities

	As of June 30,		Change
	2025	2024
East	135	122	10.7%
Central	95	106	(10.4%)
West	115	119	(3.4%)
Total	345	347	(0.6%)
The total ending active selling communities remained relatively consistent at June 30, 2025 compared to June 30, 2024. The East segment had multiple community openings, including master planned communities which resulted in an increase in outlets that was offset by the West and Central regions which closed-out several higher paced communities in certain markets.
Net Sales Orders

	Three Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,147	1,160	(1.1%)	$588,529	$616,846	(4.6%)	$513	$532	(3.6%)
Central	731	815	(10.3%)	355,673	485,036	(26.7%)	487	595	(18.2%)
West	855	1,136	(24.7%)	599,036	767,925	(22.0%)	701	676	3.7%
Total	2,733	3,111	(12.2%)	$1,543,238	$1,869,807	(17.5%)	$565	$601	(6.0%)

	Six Months Ended June 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	2,538	2,455	3.4%	$1,309,556	$1,393,707	(6.0%)	$516	$568	(9.2%)
Central	1,598	1,719	(7.0%)	805,035	963,455	(16.4%)	504	560	(10.0%)
West	1,971	2,623	(24.9%)	1,427,941	1,752,408	(18.5%)	724	668	8.4%
Total	6,107	6,797	(10.2%)	$3,542,532	$4,109,570	(13.8%)	$580	$605	(4.1%)
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders decreased 12.2% and 10.2% for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The decrease in the Central region was primarily due to community close-outs and the decrease in the West region was primarily due to an increase in cancellations. We continue to offer our buyers various incentives, discounts, and financing programs to drive sales orders, however economic conditions such as mortgage interest rates that remain high, contributed to the overall decrease in net sales orders. In addition, incentives and discounts as well a net sales orders mix led to the decrease in the average selling price for the three and six months ended June 30, 2025, compared to the same periods in the prior year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
East	14.3%	9.5%	12.2%	7.6%
Central	11.8%	9.1%	10.4%	8.9%
West	17.2%	9.5%	14.9%	8.1%
Total Company	14.6%	9.4%	12.6%	8.1%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate increased for the three and six months ended June 30, 2025, compared to the same periods in the prior year. We believe the higher cancellation rate for the three and six months ended June 30, 2025 was driven by general market conditions, including the ability of homeowners to sell their current home prior to closing on a new home. In addition, we have reduced required customer deposits as means of stimulating new sales orders which can further contribute to higher cancellation rates.

	As of June 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,840	2,356	(21.9%)	$1,179,529	$1,641,116	(28.1%)	$641	$697	(8.0%)
Central	888	1,423	(37.6%)	514,330	875,064	(41.2%)	579	615	(5.9%)
West	1,733	2,477	(30.0%)	1,244,653	1,681,639	(26.0%)	718	679	5.7%
Total	4,461	6,256	(28.7%)	$2,938,512	$4,197,819	(30.0%)	$659	$671	(1.8%)
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
Total sold homes in backlog and total sales value decreased by 28.7% and 30.0% at June 30, 2025 compared to June 30, 2024, respectively. The decrease in units is primarily due to fewer net sales orders in the current period compared to the same period in the prior year, as well as improved construction cycle times and more quick-move-in homes which sold and closed during the six months ended June 30, 2025 compared to the same period in the prior year. Incentives and discounts as well as net sales orders mix led to the decrease in the average selling price.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Home Closings Revenue

	Three Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,325	1,237	7.1%	$695,198	$691,129	0.6%	$525	$559	(6.1%)
Central	925	864	7.1%	481,786	480,522	0.3%	521	556	(6.3%)
West	1,090	1,099	(0.8%)	789,116	748,476	5.4%	724	681	6.3%
Total	3,340	3,200	4.4%	$1,966,100	$1,920,127	2.4%	$589	$600	(1.8%)

	Six Months Ended June 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	2,435	2,170	12.2%	$1,320,911	$1,232,859	7.1%	$542	$568	(4.6%)
Central	1,808	1,696	6.6%	959,280	952,554	0.7%	531	562	(5.5%)
West	2,145	2,065	3.9%	1,515,977	1,370,969	10.6%	707	664	6.5%
Total	6,388	5,931	7.7%	$3,796,168	$3,556,382	6.7%	$594	$600	(1.0%)

The number of homes closed increased by 4.4% and 7.7% for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The increases are generally due to improved cycle times across various markets and the higher number of quick-move-in homes which sold and closed within the three and six months ended June 30, 2025 as compared to the same periods in the prior year. In addition, the East region had several master plan communities that began closing homes during the current year periods. Incentives and discounts as well as net sales orders mix led to the decrease in the average selling price for the three and six months ended June 30, 2025, compared to the same periods in the prior year.

Segment Home Closings Gross Margins

	Three Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Home closings revenue, net	$695,198	$691,129	$481,786	$480,522	$789,116	$748,476	$1,966,100	$1,920,127
Cost of home closings	541,132	511,400	376,069	358,877	609,699	592,429	1,526,900	1,462,706
Home closings gross margin	$154,066	$179,729	$105,717	$121,645	$179,417	$156,047	$439,200	$457,421
Inventory impairments	3,784	2,325	—	—	2,970	—	6,754	2,325
Warranty charge	6,868	—	—	—	—	—	6,868	—
Adjusted home closings gross margin	$164,718	$182,054	$105,717	$121,645	$182,387	$156,047	$452,822	$459,746
Home closings gross margin %	22.2%	26.0%	21.9%	25.3%	22.7%	20.8%	22.3%	23.8%
Adjusted home closings gross margin %	23.7%	26.3%	21.9%	25.3%	23.1%	20.8%	23.0%	23.9%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Home closings revenue, net	$1,320,911	$1,232,859	$959,280	$952,554	$1,515,977	$1,370,969	$3,796,168	$3,556,382
Cost of home closings	1,014,685	906,727	737,726	708,038	1,165,849	1,091,150	2,918,260	2,705,915
Home closings gross margin	$306,226	$326,132	$221,554	$244,516	$350,128	$279,819	$877,908	$850,467
Inventory impairments	18,662	2,325	—	—	2,970	—	21,632	2,325
Warranty charge	7,662	—	—	—	—	—	7,662	—
Adjusted home closings gross margin	$332,550	$328,457	$221,554	$244,516	$353,098	$279,819	$907,202	$852,792
Home closings gross margin %	23.2%	26.5%	23.1%	25.7%	23.1%	20.4%	23.1%	23.9%
Adjusted home closings gross margin %	25.2%	26.6%	23.1%	25.7%	23.3%	20.4%	23.9%	24.0%
Consolidated home closings gross margin decreased to 22.3% from 23.8% for the three months ended June 30, 2025, compared to the same period in the prior year and to 23.1% from 23.9% for the six months ended June 30, 2025, compared to the same period in the prior year. The increases in the West region for both three and six months ended June 30, 2025 is primarily due to closing product mix which also contributed to an increase in lot premiums and margin on option revenues. The West also experienced a decrease in home discounts and incentives on a per unit basis during the three and six months ended June 30, 2025 compared to the same periods in the prior year. The changes in the East and Central regions are due to decreases in lot premium and option revenues as well as an increase in finance incentives. In addition, for the three and six months ended June 30, 2025, the East and West regions were negatively impacted by inventory impairment charges across certain communities as a result of recent pricing decreases. The East was also negatively impacted by a warranty charge related to a specific repair issue in the three and six months ended June 30, 2025.
Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Mortgage services revenue	$41,398	$37,867	9.3%	$81,756	$75,139	8.8%
Title services and other revenue	11,531	11,049	4.4%	22,366	20,736	7.9%
Total financial services revenue	52,929	48,916	8.2%	104,122	95,875	8.6%
Financial services net income from unconsolidated entities	4,029	3,001	34.3%	7,125	5,898	20.8%
Total revenue	56,958	51,917	9.7%	111,247	101,773	9.3%
Financial services expenses	25,876	28,106	(7.9%)	54,197	53,249	1.8%
Financial services income before income taxes	$31,082	$23,811	30.5%	$57,050	$48,524	17.6%
Total originations:
Number of Loans	2,242	2,210	1.4%	4,363	4,106	6.3%
Principal	$1,023,172	$1,007,753	1.5%	$2,015,471	$1,884,325	7.0%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supplemental data:
Average FICO score	751	751	751	751
Funded origination breakdown:
Government (FHA,VA,USDA)	25.3%	23.4%	24.5%	22.7%
Other agency	71.6%	74.0%	72.5%	74.6%
Total agency	96.9%	97.4%	97.0%	97.3%
Non-agency	3.1%	2.6%	3.0%	2.7%
Total funded originations	100.0%	100.0%	100.0%	100.0%
Total financial services revenue increased by 8.2% to $52.9 million and by 8.6% to $104.1 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. These increases are a result of increased revenue earned on the sale of loans, increased title production, and to a lesser extent, an increase in loan originations.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, remained consistent at 5.9% for the three months ended June 30, 2025 compared to the same period in the prior year and decreased to 5.9% from 6.1% for the six months ended June 30, 2025 compared to the same period in the prior year. The relatively consistent results are primarily driven by an increase in home closings revenue, net as well as leverage in controllable sales and marketing costs.
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.4% from 4.3% and to 3.5% from 4.2% for the three and six months ended June 30, 2025 compared to the same periods in the prior year. The decreases were primarily due to a decrease in variable payroll-related expenses as well as an increase in home closings revenue, net.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $0.3 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $2.6 million and $5.4 million for the three and six months ended June 30, 2024, respectively. The decreases were primarily due to losses experienced by our joint venture relating to our build-to-rent operations which has projects that have been placed into service, incurring depreciation, while still in the lease ramp-up phase. We also had a joint venture with losses related to a construction defect. These decreases were partially offset by increases in income from our joint ventures related to our financial services segment.
Interest Expense, Net
Interest expense, net was $13.8 million and $22.3 million for the three and six months ended June 30, 2025, respectively, and $4.1 million and $4.0 million for the three and six months ended June 30, 2024, respectively. The increase in interest expense, net was primarily due an increase in the amount of non-capitalizable interest expense relating to land banking arrangements as well as a decrease in interest income earned on our outstanding cash balances.
Income Tax Provision
The effective tax rate for the three and six months ended June 30, 2025 was 25.6% and 24.4%, respectively, compared to 25.2% and 24.2% for the same periods in 2024. For the three months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and excess tax benefits from share-based compensation.

Our income tax rate for the second quarter of 2025 was higher than the same period last year primarily due to a decrease in credits related to homebuilding activities.
Net Income
Net income and diluted earnings per share for the three months ended June 30, 2025 was $193.6 million and $1.92, respectively. Net income and diluted earnings per share for the three months ended June 30, 2024 was $199.5 million and $1.86, respectively. The decrease in net income from the prior year was primarily attributable to a decrease in home closings
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
gross margin and an increase in interest expense, net. The increase in diluted earnings per share from the prior year was primarily attributable to lower diluted weighted average shares of common stock as a result of our stock repurchases.

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
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	June 30, 2025	December 31, 2024
Total cash, excluding restricted cash	$130,174	$487,151
$1 Billion Revolving Credit Facility availability(1)	1,000,000	1,000,000
Letters of credit outstanding	(48,017)	(52,914)
Revolving Credit Facility availability	951,983	947,086
Total liquidity	$1,082,157	$1,434,237
(1)Subsequent to June 30, 2025, we borrowed $100 million under our $1 Billion Revolving Credit Facility.
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
Cash Flow Activities
Operating Cash Flow Activities
Our net cash used in operating activities was $48.7 million for the six months ended June 30, 2025, compared to net cash used in operating activities of $364.1 million for the six months ended June 30, 2024. The decrease in cash used in operating activities is primarily due to a decrease in spend on real estate inventory and land deposits and a smaller increase in our mortgage loans held for sale.
Investing Cash Flow Activities
Net cash used in investing activities was $56.1 million for the six months ended June 30, 2025, compared to $57.3 million for the six months ended June 30, 2024. The decrease in cash used in investing activities was due to an increase in distributions of capital from unconsolidated entities offset by an increase in investments of capital into unconsolidated entities for newly formed joint ventures.
Financing Cash Flow Activities
Net cash used in financing activities was $248.1 million for the six months ended June 30, 2025, compared to $137.0 million for the six months ended June 30, 2024. The increase in cash used in financing activities was primarily due to an increase in the repurchase of common stock and a decrease in the net borrowings on our mortgage warehouse facilities.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt Instruments
For information regarding our debt instruments, including the terms governing our senior notes and our $1 Billion Revolving Credit Facility, see Note 7 - Debt in the Notes to the unaudited Condensed consolidated financial statements included in this quarterly report.
Off-Balance Sheet Arrangements as of June 30, 2025
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial or strategic partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
For the six months ended June 30, 2025 and 2024, total cash investments of capital into unconsolidated joint ventures were $48.5 million and $45.0 million, respectively.
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $2.1 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2025 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At June 30, 2025, approximately 92% of our debt was fixed rate and 8% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our $1 Billion Revolving Credit Facility and to borrowings by TMHF under its various mortgage warehouse facilities. As of June 30, 2025, we had no outstanding borrowings under our $1 Billion Revolving Credit Facility. We had approximately $952.0 million of additional availability for borrowings under such facility including $152.0 million of additional availability for letters of credit as of June 30, 2025 (giving effect to $48.0 million of letters of credit outstanding as of such date).
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
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2025. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed Rate Debt	$117.4	$191.0	$592.6	$476.8	$25.3	$530.7	$1,933.8	$1,944.9
Weighted average interest rate(1)	2.7%	2.7%	5.3%	5.4%	2.7%	5.4%	4.9%
Variable Rate Debt(2)	$171.3	$—	$—	$—	$—	$—	$171.3	$171.3
Weighted average interest rate	5.9%	—%	—%	—%	—%	—%	5.9%
(1) Represents the coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at June 30, 2025, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, as of June 30, 2025 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 23, 2024, we announced that our Board of Directors authorized a renewal of the Company’s stock repurchase program which permits the repurchase of up to $1 billion of the Company’s Common Stock through December 31, 2026. As of June 30, 2025, we had approximately $675.0 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of Common Stock, and the program may be suspended, extended, modified or discontinued at any time.

The table below sets forth information regarding repurchases by the Company of its Common Stock during the quarter ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1 to April 30, 2025 (1)	173,293	$60.15	173,293	$765,000
May 1 to May 31, 2025 (2)	1,296,731	57.87	1,296,731	689,963
June 1 to June 30, 2025	259,412	57.68	259,412	675,000
Total	1,729,436	$57.82	1,729,436	$675,000
(1)In February 2025, the Company entered into an accelerated share repurchases ("ASR") agreement in which the Company paid a third-party financial institution $50 million and received an initial delivery of 658,003 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on February 24, 2025. Final settlement of the ASR agreement occurred in April 2025, at which time we received an additional 173,293 shares of Common Stock based on a final weighted average price of $60.15.
(2)In May 2025, the Company entered into an additional ASR agreement in which the Company paid a third-party financial institution $50 million and received an initial delivery of 697,472 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on May 1, 2025. The total number of shares that the Company will ultimately repurchase under the ASR agreement will be determined based on the volume-weighted average price of the Common Stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025 none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (and contained in Exhibit 101).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	July 23, 2025
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)
TAYLOR MORRISON HOME CORPORATION 10-Q