Form 10-Q
period 2025-09-30
Taylor Morrison Home Corp
filed 2025-10-22
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2025
Common stock, $0.00001 par value	97,725,037

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024
	3		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024
	6		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024
	7		Notes to the Unaudited Condensed Consolidated Financial Statements
	23	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	38	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	39	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	40	ITEM 1.	Legal Proceedings
	40	ITEM 1A.	Risk Factors
	41	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	41	ITEM 3.	Defaults Upon Senior Securities
	41	ITEM 4.	Mine Safety Disclosures
	41	ITEM 5.	Other Information
	43	ITEM 6.	Exhibits

	44	SIGNATURES
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$370,591	$487,151
Restricted cash	326	15
Total cash	370,917	487,166
Real estate inventory:
Owned inventory	6,308,889	6,162,889
Consolidated real estate not owned	94,195	71,195
Total real estate inventory	6,403,084	6,234,084
Land deposits	360,633	299,668
Mortgage loans held for sale	198,548	207,936
Lease right of use assets	62,671	68,057
Prepaid expenses and other assets, net	455,017	370,642
Other receivables, net	265,970	217,703
Investments in unconsolidated entities	487,857	439,721
Deferred tax assets, net	76,248	76,248
Property and equipment, net	283,418	232,709
Goodwill	663,197	663,197
Total assets	$9,627,560	$9,297,131
Liabilities
Accounts payable	$285,207	$270,266
Accrued expenses and other liabilities	619,036	632,250
Lease liabilities	73,048	78,998
Income taxes payable	—	2,243
Customer deposits	163,433	239,151
Estimated development liabilities	4,365	4,365
Senior notes, net	1,471,772	1,470,454
Loans payable and other borrowings	568,813	475,569
Revolving credit facility borrowings	—	—
Mortgage warehouse facilities borrowings	150,176	174,460
Liabilities attributable to consolidated real estate not owned	94,195	71,195
Total liabilities	3,430,045	3,418,951
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Total stockholders’ equity	6,197,515	5,878,180
Total liabilities and stockholders’ equity	$9,627,560	$9,297,131
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home closings revenue, net	$2,000,909	$2,029,134	$5,797,077	$5,585,516
Land closings revenue	5,733	27,820	10,415	48,279
Financial services revenue, net	55,918	49,654	160,040	145,529
Amenity and other revenue	33,191	14,234	54,308	32,323
Total revenue	2,095,751	2,120,842	6,021,840	5,811,647
Cost of home closings	1,558,237	1,525,825	4,476,497	4,231,740
Cost of land closings	2,154	27,010	5,850	50,915
Financial services expenses	26,570	27,304	80,767	80,553
Amenity and other expenses	32,169	9,634	51,343	28,237
Total cost of revenue	1,619,130	1,589,773	4,614,457	4,391,445
Gross margin	476,621	531,069	1,407,383	1,420,202
Sales, commissions and other marketing costs	115,426	117,714	340,891	334,270
General and administrative expenses	65,275	81,627	199,478	231,970
Net income from unconsolidated entities	(1,253)	(707)	(3,554)	(6,086)
Interest expense, net	12,774	3,379	35,092	7,423
Other expense/(income), net	12,004	(3,635)	21,249	3,837
Income before income taxes	272,395	332,691	814,227	848,788
Income tax provision	67,944	81,219	200,060	206,241
Net income before allocation to non-controlling interests	204,451	251,472	614,167	642,547
Net income attributable to non-controlling interests	(3,010)	(346)	(5,683)	(1,691)
Net income	$201,441	$251,126	$608,484	$640,856
Earnings per common share:
Basic	$2.05	$2.41	$6.10	$6.08
Diluted	$2.01	$2.37	$6.00	$5.97
Weighted average number of shares of common stock:
Basic	98,439	104,132	99,731	105,359
Diluted	100,048	106,089	101,377	107,361
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)
For the three months ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — June 30, 2025	98,835,264	$1	$3,097,120	63,793,162	$(1,853,266)	$4,800,896	$2,509	$10,602	$6,057,862
Net income	—	—	—	—	—	201,441	—	3,010	204,451
Exercise of stock options and issuance of restricted stock units, net(1)	153,207	—	4,087	—	—	—	—	—	4,087
Repurchase of common stock(2)	(1,277,533)	—	—	1,277,533	(75,195)	—	—	—	(75,195)
Stock compensation expense	—	—	6,536	—	—	—	—	—	6,536
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(226)	(226)
Balance – September 30, 2025	97,710,938	$1	$3,107,743	65,070,695	$(1,928,461)	$5,002,337	$2,509	$13,386	$6,197,515
(1) Dollar amount includes $4.1 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.

For the three months ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — June 30, 2024	104,425,808	$1	$3,070,721	57,407,167	$(1,463,616)	$3,900,274	$896	$18,266	$5,526,542
Net income	—	—	—	—	—	251,126	—	346	251,472
Exercise of stock options and issuance of restricted stock units, net(1)	87,624	—	1,989	—	—	—	—	—	1,989
Repurchase of common stock(2)	(1,043,479)	—	—	1,043,479	(61,849)	—	—	—	(61,849)
Stock compensation expense	—	—	5,461	—	—	—	—	—	5,461
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(153)	(153)
Balance — September 30, 2024	103,469,953	$1	$3,078,171	58,450,646	$(1,525,465)	$4,151,400	$896	$18,459	$5,723,462
(1) Dollar amount includes $2.0 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

For the nine months ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2024	102,241,978	$1	$3,086,342	59,819,731	$(1,616,170)	$4,393,853	$2,509	$11,645	$5,878,180
Net income	—	—	—	—	—	608,484	—	5,683	614,167
Exercise of stock options and issuance of restricted stock units, net(1)	719,924	—	(936)	—	—	—	—	—	(936)
Repurchase of common stock(2)	(5,250,964)	—	—	5,250,964	(312,291)	—	—	—	(312,291)
Stock compensation expense	—	—	22,337	—	—	—	—	—	22,337
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(3,458)	(3,458)
Changes in non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(484)	(484)
Balance – September 30, 2025	97,710,938	$1	$3,107,743	65,070,695	$(1,928,461)	$5,002,337	$2,509	$13,386	$6,197,515
(1) Dollar amount includes $10.0 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.
For the nine months ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2023	106,917,636	$1	$3,068,597	54,211,879	$(1,265,097)	$3,510,544	$896	$17,345	$5,332,286
Net income	—	—	—	—	—	640,856	—	1,691	642,547
Exercise of stock options and issuance of restricted stock units, net(1)	791,084	—	(7,442)	—	—	—	—	—	(7,442)
Repurchase of common stock(2)	(4,238,767)	—	—	4,238,767	(260,368)	—	—	—	(260,368)
Stock compensation expense	—	—	17,016	—	—	—	—	—	17,016
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(577)	(577)
Balance — September 30, 2024	103,469,953	$1	$3,078,171	58,450,646	$(1,525,465)	$4,151,400	$896	$18,459	$5,723,462
(1) Dollar amount includes $7.5 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(2) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$614,167	$642,547
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net income from unconsolidated entities	(3,554)	(6,086)
Stock compensation expense	22,337	17,016
Distributions of earnings from unconsolidated entities	10,084	11,265
Depreciation and amortization	29,572	31,494
Operating lease expense	13,964	16,089
Debt issuance costs amortization	2,000	2,223
Change in Urban Form assets due to sale	21,924	—
Estimated development liabilities - change in estimate	—	(8,175)
Inventory impairments	28,821	2,325
Land held for sale write-down	—	6,782
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(235,786)	(871,310)
Mortgage loans held for sale, prepaid expenses and other assets	(202,687)	(183,674)
Customer deposits	(75,718)	(18,577)
Accounts payable, accrued expenses and other liabilities	(51,967)	124,383
Income taxes payable	(2,243)	5,528
Net cash provided by/(used in) operating activities	$170,914	$(228,170)
Cash Flows from Investing Activities:
Purchase of property and equipment	(29,240)	(26,270)
Distributions of capital from unconsolidated entities	18,780	18,599
Investments of capital into unconsolidated entities	(73,446)	(74,647)
Net cash used in investing activities	$(83,906)	$(82,318)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	140,473	—
Repayments on loans payable and other borrowings	(1,250)	(52,093)
Borrowings on revolving credit facility	240,000	100,000
Repayments on revolving credit facility	(240,000)	(100,000)
Borrowings on mortgage warehouse facilities	2,604,959	2,588,250
Repayments on mortgage warehouse facilities	(2,629,244)	(2,508,383)
Payments of deferred financing costs	(2,791)	—
Changes in stock option exercises and issuance of restricted stock units, net	(936)	(7,442)
Payment of principal portion of finance lease	(1,364)	(1,382)
Repurchase of common stock, net	(309,646)	(257,691)
Distributions to non-controlling interests of consolidated joint ventures	(3,458)	(577)
Net cash used in financing activities	$(203,257)	$(239,318)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(116,249)	$(549,806)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	487,166	807,099
Cash, Cash Equivalents, and Restricted Cash — End of period	$370,917	$257,293
Supplemental Cash Flow Information
Income tax paid, net	$(230,207)	$(188,723)
Supplemental Non-Cash Investing and Financing Activities:
Change in loans payable issued to sellers in connection with land purchase contracts	$86,583	$212,527
Change in inventory not owned	$23,000	$103,627
Accrual of excise tax on share repurchases	$(2,645)	$(2,678)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We are the general contractors for all real estate projects and engage subcontractors for home construction and land development. Our homebuilding segments operate under the Taylor Morrison and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand. We also have operations which provide financial services to customers through our wholly owned subsidiaries including, mortgage services through Taylor Morrison Home Funding (“TMHF”), title and escrow services through Inspired Title, and homeowner’s insurance policies through Taylor Morrison Insurance Services (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("Topic 360"). We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these projections and estimates may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended September 30, 2025, we recorded $7.2 million of inventory impairment charges relating to certain communities in our East reporting segment. For the nine months ended September 30, 2025, we recorded $28.8 million of inventory impairment charges relating to certain communities in our West and East reporting segments. These impairment charges were primarily driven by declining sales prices and pricing incentives. For the three months ended September 30, 2024 there was no inventory impairment recorded. For the nine months ended September 30, 2024, we recorded $2.3 million of inventory impairment relating to one of our communities in our East reporting segment. Inventory impairments are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development and marketing for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate interest or other costs to the community's inventory until activity resumes. Such costs are expensed as incurred. In addition, if we decide to cease development, we will evaluate the project for recoverability. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold. As of September 30, 2025 and December 31, 2024, we had no long-term strategic assets.

Assets Held for Sale - Real estate or inventory assets are considered held for sale once it is determined all criteria in accordance with Topic 360 have been met. The criteria includes the following considerations: (i) whether the company is committed to a plan to sell, (ii) whether the asset is available for immediate sale in the asset's present condition, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made and that the plan will be withdrawn. Real estate and inventory assets held for sale are reported at the lower of carrying value or estimated fair value, less estimated costs to sell. The estimated fair value is generally based on appraisal, sales listing agreements, purchase and sales agreements, letters of intent, broker price opinions, recent offers received, prices for assets in recent comparable sales transactions, or other third-party estimates. Impairment charges on real estate or inventory assets held for sale are recognized when the carrying value is greater than the estimated fair value less estimated costs to sell. Fair value may be based on the estimated sales price of the property or a cash flow analysis may also be performed.

In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. For the three and nine months ended September 30, 2025, we had no fair value adjustments for land held for sale. For the three months ended September 30, 2024, we had no fair value adjustments for land held for sale. For the nine months ended September 30, 2024, we recorded $6.8 million of fair value adjustments for land held for sale in our West reporting segment. Adjustments for land held for sale are recorded within Cost of land closings on the unaudited Condensed consolidated statements of operations.

During the three months ended September 30, 2025, we executed a purchase and sale agreement for one Build-to-Rent asset in Phoenix, which is in our Corporate and Unallocated operating and reporting segment. The carrying amount for the Build-To-Rent asset is $43.9 million and is included in property and equipment, net on the unaudited Condensed consolidated balance sheets. As the fair value is greater than the carrying value for the asset, no adjustment to fair value was recorded. There was one Urban Form asset in Oregon with a fair value of $89.7 million classified as held for sale as of December 31, 2024.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the unaudited Condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, we had the right to purchase 7,939 lots and 6,895 lots under such land banking agreements for an aggregate purchase price of $1.5 billion and $1.2 billion, respectively. As of September 30, 2025 and December 31, 2024, our exposure to loss related to deposits on land banking arrangements totaled $198.3 million and $154.8 million, respectively.
During the quarter ended September 30, 2025, we entered into a new land banking arrangement related to our Build-to-Rent operations. This land banking agreement is similar to our other land banking arrangements, however the land seller for our Build-to-Rent land banking agreement finances both construction and development. As of September 30, 2025, we had the right to purchase 3,562 lots under the Build-to-Rent land banking agreement for an aggregate purchase price of $769.6 million. As of September 30, 2025 our exposure to loss related to deposits on the Build-to-Rent land banking agreement totaled $34.1 million.

Property and Equipment, net — Property and equipment, net consists of the following for the periods presented:

	As of
(Dollars in thousands)	September 30, 2025	December 31, 2024
Urban Form	$86,246	$105,906
Build-to-Rent	118,019	46,696
Other	79,153	80,107
Total property and equipment, net	$283,418	$232,709

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
During the three months ended September 30, 2025, we executed a purchase and sale agreement for one Urban Form asset in California, which is in our Corporate and Unallocated operating and reporting segment. The sale of the Urban Form asset during the three months ended September 30, 2025, generated $22.8 million of revenue which was recorded in Amenity and other revenue on the Condensed consolidated statements of operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
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
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$201,441	$251,126	$608,484	$640,856
Denominator:
Weighted average shares – basic	98,439	104,132	99,731	105,359
Restricted stock units	719	877	748	970
Stock options	890	1,080	898	1,032
Weighted average shares – diluted	100,048	106,089	101,377	$107,361
Earnings per common share – basic	$2.05	$2.41	$6.10	$6.08
Earnings per common share – diluted	$2.01	$2.37	$6.00	$5.97
The above calculations of weighted average shares exclude 239,843 and 225,112 of anti-dilutive stock options and unvested performance and non-performance restricted stock units ("RSUs") for the three and nine months ended September 30, 2025, respectively, and 128,700 and 113,664 of anti-dilutive stock options and unvested performance and non-performance RSUs for the three and nine months ended September 30, 2024, respectively.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
In addition, 336,935 shares relating to our accelerated share repurchase ("ASR") programs (refer to Note 10 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the nine months ended September 30, 2025. There were no shares relating to our ASR programs excluded from the above for the three months ended September 30, 2025. For the three and nine months ended September 30, 2024, respectively, 145,201 shares relating to our ASR programs were also anti-dilutive and excluded from the above.
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of
(Dollars in thousands)	September 30, 2025	December 31, 2024
Real estate developed and under development	$4,534,182	$4,455,623
Real estate held for development or held for sale (1)	31,473	26,301
Total land inventory	4,565,655	4,481,924
Operating communities (2)	1,591,918	1,524,352
Capitalized interest	151,316	156,613
Total owned inventory	6,308,889	6,162,889
Consolidated real estate not owned	94,195	71,195
Total real estate inventory	$6,403,084	$6,234,084
(1) Real estate held for development or held for sale includes properties which are not in active production.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.
We have land option purchase contracts, land banking arrangements and other controlled lot agreements. We do not have title to the properties and we are not obligated to purchase the balance of the lots. The property owner and its creditors generally only have recourse against us in the form of retaining any non-refundable deposits.
A summary of owned and controlled lots is as follows:

	As of
	September 30, 2025	December 31, 2024
Owned lots:
Undeveloped	13,006	16,345
Under development	9,235	8,774
Finished	11,755	11,599
Total owned lots	33,996	36,718
Controlled lots:
Land option purchase contracts	8,832	9,529
Land banking arrangements	7,939	6,895
Other controlled lots(1)	33,797	33,011
Total controlled lots	50,568	49,435
Total owned and controlled lots	84,564	86,153
Homes in inventory	6,831	7,698
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest capitalized - beginning of period	$159,649	$172,263	$156,613	$174,449
Interest incurred and capitalized	18,792	25,345	72,374	75,087
Interest amortized to cost of home closings	(27,125)	(30,064)	(77,671)	(81,992)
Interest capitalized - end of period	$151,316	$167,544	$151,316	$167,544

5. INVESTMENTS IN CONSOLIDATED AND UNCONSOLIDATED ENTITIES
Unconsolidated Entities
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Assets:
Real estate inventory	$1,537,731	$1,396,887
Other assets	275,607	226,198
Total assets	$1,813,338	$1,623,085
Liabilities and owners’ equity:
Debt	$687,818	$576,753
Other liabilities	55,174	69,706
Total liabilities	$742,992	$646,459
Owners’ equity:
TMHC	$487,857	$439,721
Others	582,489	536,905
Total owners’ equity	$1,070,346	$976,626
Total liabilities and owners’ equity	$1,813,338	$1,623,085

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$84,698	$65,075	$297,264	$228,227
Costs and expenses	(81,664)	(63,094)	(286,691)	(212,450)
Net income	$3,034	$1,981	$10,573	$15,777
TMHC’s share in net income of unconsolidated entities	$1,253	$707	$3,554	$6,086
Distributions to TMHC from unconsolidated entities	$25,768	$14,837	$28,864	$29,864
Consolidated Entities
As of September 30, 2025, assets of consolidated joint ventures totaled $104.7 million, of which $14.5 million was cash and cash equivalents and $81.8 million was owned real estate inventory. As of December 31, 2024, assets of consolidated joint ventures totaled $98.6 million, of which $18.1 million was cash and cash equivalents and $79.1 million was owned real estate inventory. The liabilities of consolidated joint ventures totaled $51.9 million and $48.4 million as of September 30, 2025 and December 31, 2024, respectively, and were primarily comprised of accounts payable and accrued expenses and other liabilities.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Real estate development costs to complete	$46,309	$44,046
Compensation and employee benefits	108,142	174,509
Self-insurance and warranty reserves	221,294	214,105
Interest payable	30,589	32,288
Property and sales taxes payable	44,369	36,575
Other accruals	168,333	130,727
Total accrued expenses and other liabilities	$619,036	$632,250

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company (“Beneva”), a wholly owned subsidiary. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reserve - beginning of period (1)	$237,655	$181,790	$214,105	$184,448
Additions to reserves	19,765	20,971	61,476	63,161
Claims paid	(26,241)	(18,423)	(66,535)	(68,329)
Changes in estimates and other reserve adjustments, net	(9,885)	8,975	12,248	14,033
Reserve - end of period	$221,294	$193,313	$221,294	$193,313
Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves.
7. DEBT
Total debt consists of the following (in thousands):

	As of
	September 30, 2025			December 31, 2024
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	500,000	(1,303)	498,697	500,000	(1,890)	498,110
6.625% Senior Notes due 2027(1)	27,070	517	27,587	27,070	733	27,803
5.75% Senior Notes due 2028	450,000	(1,447)	448,553	450,000	(1,920)	448,080
5.125% Senior Notes due 2030	500,000	(3,065)	496,935	500,000	(3,539)	496,461
Senior Notes subtotal	$1,477,070	$(5,298)	$1,471,772	$1,477,070	$(6,616)	$1,470,454
Loans payable and other borrowings	568,813	—	568,813	475,569	—	475,569
$1 Billion Revolving Credit Facility(2)	—	—	—	—	—	—
Mortgage warehouse facilities borrowings	150,176	—	150,176	174,460	—	174,460
Total debt	$2,196,059	$(5,298)	$2,190,761	$2,127,099	$(6,616)	$2,120,483
(1) Unamortized debt issuance premium is reflective of fair value adjustments as a result of purchase accounting.
(2) Unamortized debt issuance costs related to the $1 billion Revolving Credit Facility are included in the Prepaid expenses and other assets, net on the unaudited Condensed consolidated balance sheets.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from the year ended December 31, 2024. For information regarding such instruments, refer to Note 8 - Debt to the Consolidated financial statements in our Annual Report. As of September 30, 2025, we were in compliance with all of the covenants in the debt instruments listed in the table above.

$1 Billion Revolving Credit Facility
Our $1 Billion Revolving Credit Facility has a maturity date of March 11, 2027. During the three months ended September 30, 2025, we borrowed and repaid $140.0 million under our $1 Billion Revolving Credit Facility. We had no outstanding borrowings under our $1 Billion Revolving Credit Facility as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, we had $1.3 million and $2.0 million, respectively, of unamortized debt issuance costs, which are included in Prepaid expenses and other assets, net, on the unaudited Condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, we had $45.2 million and $52.9 million, respectively, of utilized letters of credit, resulting in $954.8 million and $947.1 million, respectively, of availability.
As of September 30, 2025, we were in compliance with all of the covenants under the $1 Billion Revolving Credit Facility.
Mortgage Warehouse Facilities Borrowings
The following is a summary of our mortgage warehouse facilities borrowings (in thousands):

	As of September 30, 2025
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse B	$—	$60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	53,095	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	46,620	100,000	Term SOFR + 1.50%	September 2, 2026	Mortgage loans
Warehouse E	50,461	100,000	Daily SOFR + 1.60%	on demand	Mortgage loans
	$150,176	$385,000

	As of December 31, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse A(2)	$—	$—	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse B(2)	2,123	60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	69,008	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	60,176	125,000	Daily SOFR + 1.50%	September 3, 2025(3)	Mortgage loans
Warehouse E	$43,153	$100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Total	$174,460	$410,000
(1) The Mortgage warehouse facilities borrowings outstanding as of September 30, 2025 and December 31, 2024 were collateralized by $198.5 million and $207.9 million, respectively, of Mortgage loans held for sale. "SOFR" refers to the Secured Overnight Financing Rate.
(2) During December 2024, Warehouse A's bank was purchased by Warehouse B's bank and created a new facility referred to as Warehouse B. As a result, there was no availability under Warehouse A as of December 31, 2024. Warehouse B has been relabeled and was labeled as Warehouse F in our Annual Report.
(3) On August 29, 2025, we extended the term of Warehouse D to September 2, 2026.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of September 30, 2025 and December 31, 2024 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. Loans payable bear interest at rates that ranged from 0% to 11% at September 30, 2025 and December 31, 2024. We impute interest for loans with no stated interest rates.
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
The fair value of our Mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our Mortgage warehouse facilities borrowings, and Loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our senior notes is derived from quoted market prices by independent dealers in markets that are not active. There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of September 30, 2025, when compared to December 31, 2024.
The carrying value and fair value of our financial instruments are as follows:

		September 30, 2025		December 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$198,548	$198,548	$207,936	$207,936
IRLCs	3	(8,716)	(8,716)	(5,917)	(5,917)
MBSs	2	1,048	1,048	4,174	4,174
Mortgage warehouse facilities borrowings	2	150,176	150,176	174,460	174,460
Loans payable and other borrowings	2	568,813	568,813	475,569	475,569
5.875% Senior Notes due 2027 (1)	2	498,697	506,240	498,110	501,770
6.625% Senior Notes due 2027 (1)	2	27,587	27,027	27,803	26,804
5.75% Senior Notes due 2028 (1)	2	448,553	456,377	448,080	446,679
5.125% Senior Notes due 2030 (1)	2	496,935	499,145	496,461	478,455
(1) Carrying value for senior notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the senior notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair value of such inventories as of September 30, 2025 were $19.5 million and as of December 31, 2024 were $10.6 million. These values are a level 3 in the fair value hierarchy.
9. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2025 was 24.9% and 24.6%, respectively, compared to 24.4% and 24.3%, respectively, for the same periods in 2024. For the three months ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and excess tax benefits from share-based compensation.
There were no unrecognized tax benefits as of September 30, 2025 or December 31, 2024.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was enacted into law. Key tax components of OBBB include extension of the expiring tax provisions from the 2017 Tax Cuts and Jobs Act, the reinstatement of immediate expensing of qualifying business property, full expensing of domestic research and experimental expenditures, and accelerated expiration dates for certain energy credits. The tax provisions of OBBB are not expected to have a material impact on our financial statements.
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

The following table summarizes share repurchase activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Number of Shares)	2025	2024	2025	2024
Number of shares repurchased with ASRs	142,429	834,715	1,855,411	2,260,519
Other share repurchases(1)	1,135,104	208,764	3,395,553	1,978,248
Total amount repurchased	1,277,533	1,043,479	5,250,964	4,238,767
(1) Amount represents shares repurchased under our existing share repurchase program which are not part of ASRs.
The following table summarizes our spend on share repurchases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Amount available for repurchase — beginning of period	$675,000	$298,095	$910,093	$494,489
Amount repurchased	(74,553)	(61,297)	(309,646)	(257,691)
Amount available for repurchase — end of period	$600,447	$236,798	$600,447	$236,798
11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of September 30, 2025, we had an aggregate of 4,565,206 shares of Common Stock available for future grants under the Plan.
The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of September 30, 2025:

	RSUs and PRSUs		Stock Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price Per Share
Balance at September 30, 2025	1,248,545	$47.65	1,713,333	$31.49
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units (1)	$5,522	$4,390	$18,996	$13,834
Stock options	1,014	1,071	3,341	3,182
Total stock compensation expense	$6,536	$5,461	$22,337	$17,016
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At September 30, 2025 and December 31, 2024, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $39.8 million and $29.2 million, respectively.
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
Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Pacific Northwest, Phoenix, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title, and Taylor Morrison Insurance Services
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

	Three Months Ended September 30, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$740,346	$382,899	$877,664	$—	$2,000,909	$—	$2,000,909
All other revenue	5,065	5,733	633	55,918	67,349	27,493	94,842
Total revenue	745,411	388,632	878,297	55,918	2,068,258	27,493	2,095,751

Cost of home closings	573,641	300,499	684,097	—	1,558,237	—	1,558,237
All other cost of sales	5,539	2,154	872	26,570	35,135	25,758	60,893
Total cost of revenue	579,180	302,653	684,969	26,570	1,593,372	25,758	1,619,130

Home closings gross margin	166,705	82,400	193,567	—	442,672	—	442,672

Total gross margin	166,231	85,979	193,328	29,348	474,886	1,735	476,621
Sales, commissions and other marketing costs(2)	(45,736)	(27,330)	(39,818)	—	(112,884)	(2,542)	(115,426)
General and administrative expenses	(12,241)	(7,772)	(11,117)	—	(31,130)	(34,145)	(65,275)
Net (loss)/income from unconsolidated entities	—	(15)	(34)	2,740	2,691	(1,438)	1,253
Interest and other (expense)/income, net(3)	(2,054)	(3,006)	(14,407)	371	(19,096)	(5,682)	(24,778)
Income before income taxes	$106,200	$47,856	$127,952	$32,459	$314,467	$(42,072)	$272,395
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Three Months Ended September 30, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$758,179	$515,643	$755,312	$—	$2,029,134	$—	$2,029,134
All other revenue	8,642	1,775	26,314	49,654	86,385	5,323	91,708
Total revenue	766,821	517,418	781,626	49,654	2,115,519	5,323	2,120,842

Cost of home closings	551,542	388,565	585,718	—	1,525,825	—	1,525,825
All other cost of sales	5,629	1,206	26,256	27,304	60,395	3,553	63,948
Total cost of revenue	557,171	389,771	611,974	27,304	1,586,220	3,553	1,589,773

Home closings gross margin	206,637	127,078	169,594	—	503,309	—	503,309

Total gross margin	209,650	127,647	169,652	22,350	529,299	1,770	531,069
Sales, commissions and other marketing costs(2)	(44,307)	(34,477)	(36,753)	—	(115,537)	(2,177)	(117,714)
General and administrative expenses	(11,953)	(10,711)	(11,562)	—	(34,226)	(47,401)	(81,627)
Net income/(loss) from unconsolidated entities	—	38	(4)	1,337	1,371	(664)	707
Interest and other income/(expense), net(3)	6,092	(2,436)	(2,323)	438	1,771	(1,515)	256
Income before income taxes	$159,482	$80,061	$119,010	$24,125	$382,678	$(49,987)	$332,691
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other income/(expense), net includes pre-acquisition write-offs on terminated projects.

	Nine Months Ended September 30, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$2,061,257	$1,342,179	$2,393,641	$—	$5,797,077	$—	$5,797,077
All other revenue	16,561	9,875	1,958	160,040	188,434	36,329	224,763
Total revenue	2,077,818	1,352,054	2,395,599	160,040	5,985,511	36,329	6,021,840

Cost of home closings	1,588,326	1,038,225	1,849,946	—	4,476,497	—	4,476,497
All other cost of sales	17,744	5,310	2,286	80,767	106,107	31,853	137,960
Total cost of revenue	1,606,070	1,043,535	1,852,232	80,767	4,582,604	31,853	4,614,457

Home closings gross margin	472,931	303,954	543,695	—	1,320,580	—	1,320,580

Total gross margin	471,748	308,519	543,367	79,273	1,402,907	4,476	1,407,383
Sales, commissions and other marketing costs(2)	(129,928)	(89,994)	(113,435)	—	(333,357)	(7,534)	(340,891)
General and administrative expenses	(37,852)	(23,769)	(34,466)	—	(96,087)	(103,391)	(199,478)
Net income/(loss) from unconsolidated entities	—	102	(2,623)	9,865	7,344	(3,790)	3,554
Interest and other (expense)/income, net(3)	(10,398)	(11,087)	(29,151)	1,029	(49,607)	(6,734)	(56,341)
Income before income taxes	$293,570	$183,771	$363,692	$90,167	$931,200	$(116,973)	$814,227
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income, net includes pre-acquisition write-offs on terminated projects.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$1,991,038	$1,468,197	$2,126,281	$—	$5,585,516	$—	$5,585,516
All other revenue	17,724	21,116	27,250	145,529	211,619	14,512	226,131
Total revenue	2,008,762	1,489,313	2,153,531	145,529	5,797,135	14,512	5,811,647

Cost of home closings	1,458,270	1,096,603	1,676,867	—	4,231,740	—	4,231,740
All other cost of sales	16,802	18,204	34,014	80,553	149,573	10,132	159,705
Total cost of revenue	1,475,072	1,114,807	1,710,881	80,553	4,381,313	10,132	4,391,445

Home closings gross margin	532,768	371,594	449,414	—	1,353,776	—	1,353,776

Total gross margin	533,690	374,506	442,650	64,976	1,415,822	4,380	1,420,202
Sales, commissions and other marketing costs(2)	(121,079)	(99,369)	(107,971)	—	(328,419)	(5,851)	(334,270)
General and administrative expenses	(34,444)	(25,177)	(33,159)	—	(92,780)	(139,190)	(231,970)
Net (loss)/income from unconsolidated entities	—	(31)	49	7,235	7,253	(1,167)	6,086
Interest and other income/(expense), net(3)	4,705	(7,712)	(8,950)	1,772	(10,185)	(1,075)	(11,260)
Income before income taxes	$382,872	$242,217	$292,619	$73,983	$991,691	$(142,903)	$848,788
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other income/(expense), net includes pre-acquisition write-offs on terminated projects.

	As of September 30, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,496,754	$1,260,452	$3,006,511	$—	$6,763,717	$—	$6,763,717
Investments in unconsolidated entities	97,378	209,373	77,050	5,483	389,284	98,573	487,857
Other assets	208,802	238,936	617,003	285,018	1,349,759	1,026,227	2,375,986
Total assets	$2,802,934	$1,708,761	$3,700,564	$290,501	$8,502,760	$1,124,800	$9,627,560
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,389,791	$1,296,272	$2,847,689	$—	$6,533,752	$—	$6,533,752
Investments in unconsolidated entities	86,378	164,434	94,864	5,483	351,159	88,562	439,721
Other assets	173,489	225,846	610,212	297,107	1,306,654	1,017,004	2,323,658
Total assets	$2,649,658	$1,686,552	$3,552,765	$302,590	$8,191,565	$1,105,566	$9,297,131
(1) Includes the assets from our Build-To-Rent and Urban Form operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.5 billion as of September 30, 2025 and $1.4 billion as of December 31, 2024. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of September 30, 2025 will be drawn upon.
Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our ongoing routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for assets under these contracts, including our new Build-to-Rent land bank was $3.0 billion at September 30, 2025 and $1.9 billion at December 31, 2024, respectively.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At September 30, 2025 and December 31, 2024, our legal accruals were $50.9 million and $49.1 million, respectively which is included in Accrued expenses and other liabilities on the unaudited Condensed consolidated balance sheets. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity) ("Avatar"), generally alleging that Avatar's collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violated various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). The class action complaint sought an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal (the "District Court") on November 29, 2021, and the plaintiffs agreed to continue to pay club membership fees pending the outcome of the appeal. On June 23, 2023, the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court, and we filed a notice to invoke the discretionary review of the Florida Supreme Court. On November 2, 2023, the Florida Supreme Court declined to exercise jurisdiction. Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the three months ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, and pre- and post-judgment interest. The Court held evidentiary hearings on July 29 and 30, 2024 with respect to the plaintiffs' claims for additional pre-judgment interest and legal fees and heard closing argument on August 13, 2024. On November 4, 2024, the Tenth Judicial Circuit Court for Polk County, Florida issued an order granting the plaintiffs’ motion for attorneys’ fees and taxable costs and denied their motion for pre-judgment interest at a rate higher than the Florida statutory rate. The Court awarded plaintiffs $22.5 million for attorneys' fees, $0.6 million for pre-judgment interest at the statutory rate of 9.46%, and $0.6 million for reimbursement of taxable costs. We filed a notice of appeal and have recorded an accrual with respect to our estimated liability for the plaintiffs' legal fees and costs for this matter, which is reflected in our legal accruals as of September 30, 2025.

After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar arrangements. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. The case was recently transferred to
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
the Business Court and assigned to a new judge. The trial, which was originally scheduled to commence in the first quarter of 2026, has been postponed until further order of the court. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of September 30, 2025.
Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $73.0 million and $79.0 million as of September 30, 2025 and December 31, 2024, respectively. We recorded lease expense of approximately $4.3 million and $14.0 million for the three and nine months ended September 30, 2025, respectively, and $4.6 million and $16.1 million for the three and nine months ended September 30, 2024, respectively, within General and administrative expenses on our unaudited Condensed consolidated statements of operations.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instrument assets/(liabilities) as of the periods presented:

	As of
	September 30, 2025		December 31, 2024
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(8,716)	$291,400	$(5,917)	$233,881
MBSs	1,048	562,000	4,174	405,000
Total	$(7,668)		$(1,743)
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $307.2 million and $246.1 million as of September 30, 2025 and December 31, 2024, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations across 12 states. We provide an assortment of homes across a wide range of price points to appeal to an array of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry level, move-up, and resort-lifestyle buyers. We operate our homebuilding segment under the Taylor Morrison and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we develop and construct multi-use properties consisting of commercial space, retail, and multi-family properties under the Urban Form brand name. We also have operations which provide financial services to customers through our wholly owned subsidiaries, including mortgage services through TMHF, title and escrow services through Inspired Title, and homeowner’s insurance policies through TMIS. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are organized as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Pacific Northwest, Phoenix, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title, and Taylor Morrison Insurance Services
As of September 30, 2025, we employed approximately 3,000 full-time equivalent persons. Of these, approximately 2,600 were engaged in corporate and homebuilding operations, and the remaining approximately 400 were engaged in financial services.
Factors Affecting Comparability of Results
For the three and nine months ended September 30, 2025, we recognized $7.2 million and $28.8 million in inventory impairment charges, respectively. For the nine months ended September 30, 2024, we recognized $2.3 million in inventory impairment charges and there were no inventory impairment charges recognized for the three months ended September 30, 2024. Inventory impairment charges are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.

For the nine months ended September 30, 2024, we recorded $6.8 million of fair value adjustments for land held for sale in our West reporting segment. We recorded no such adjustments for the three months ended September 30, 2024 or for the three and nine months ended September 30, 2025, respectively. Fair value adjustments for land held for sale are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.

Third Quarter 2025 Highlights:
•Home closings revenue of $2.0 billion
◦3,324 closings at an average sales price of $602,000
•Home closings gross margin of 22.1% and adjusted home closings gross margin of 22.4%
•80 basis points of SG&A expense leverage to 9.0% of home closings revenue
•Net sales orders of 2,468
◦Monthly absorption pace of 2.4 per community
◦Ending active selling communities of 349
•84,564 homebuilding lots owned and controlled
◦60% controlled off balance sheet
•Total homebuilding land spend of $533 million, of which 50% was development related
•Repurchased 1.3 million common shares for $75 million
•Total liquidity of $1.3 billion
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Statements of Operations Data:
Home closings revenue, net	$2,000,909	$2,029,134	$5,797,077	$5,585,516
Land closings revenue	5,733	27,820	10,415	48,279
Financial services revenue, net	55,918	49,654	160,040	145,529
Amenity and other revenue	33,191	14,234	54,308	32,323
Total revenue	2,095,751	2,120,842	6,021,840	5,811,647
Cost of home closings	1,558,237	1,525,825	4,476,497	4,231,740
Cost of land closings	2,154	27,010	5,850	50,915
Financial services expenses	26,570	27,304	80,767	80,553
Amenity and other expenses	32,169	9,634	51,343	28,237
Total cost of revenue	1,619,130	1,589,773	4,614,457	4,391,445
Gross margin	476,621	531,069	1,407,383	1,420,202
Sales, commissions and other marketing costs	115,426	117,714	340,891	334,270
General and administrative expenses	65,275	81,627	199,478	231,970
Net income from unconsolidated entities	(1,253)	(707)	(3,554)	(6,086)
Interest expense, net	12,774	3,379	35,092	7,423
Other expense/(income), net	12,004	(3,635)	21,249	3,837
Income before income taxes	272,395	332,691	814,227	848,788
Income tax provision	67,944	81,219	200,060	206,241
Net income before allocation to non-controlling interests	204,451	251,472	614,167	642,547
Net income attributable to non-controlling interests	(3,010)	(346)	(5,683)	(1,691)
Net income	$201,441	$251,126	$608,484	$640,856
Home closings gross margin	22.1%	24.8%	22.8%	24.2%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	5.8%	5.8%	5.9%	6.0%
General and administrative expenses as a percentage of home closings revenue, net	3.2%	4.0%	3.4%	4.2%
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

Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of real estate and inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, certain warranty charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements that the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items.

EBITDA and Adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude interest expense/(income), net, amortization of capitalized interest, income tax provision, depreciation and amortization to calculate EBITDA. Adjusted EBITDA further excludes non-cash compensation expense, if any, real estate and inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, certain warranty charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net and legal reserves or settlements that the Company deems not to be in the ordinary course of business.

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

A reconciliation of adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, adjusted home closings gross margin, EBITDA, Adjusted EBITDA, and net homebuilding debt to capitalization ratio to the comparable GAAP measures follows. For purposes of our presentation of our non-GAAP financial measures for the three-months ended September 30, 2024, such measures have been recast to include certain adjustments being presented in the three months ended September 30, 2025 that were previously deemed immaterial in the prior period.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024
Net income	$201,441	$251,126
Inventory impairment charges	7,189	—
Pre-acquisition abandonment charges	6,651	1,851
Warranty adjustments	(1,273)	3,064
Tax impact of non-GAAP reconciling items	(3,135)	(1,200)
Adjusted net income	$210,873	$254,841
Basic weighted average number of shares	98,439	104,132
Adjusted earnings per common share - Basic	$2.14	$2.45
Diluted weighted average number of shares	100,048	106,089
Adjusted earnings per common share - Diluted	$2.11	$2.40
Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Income before income taxes	$272,395	$332,691
Inventory impairment charges	7,189	—
Pre-acquisition abandonment charges	6,651	1,851
Warranty adjustments	(1,273)	3,064
Adjusted income before income taxes	$284,962	$337,606
Total revenue	$2,095,751	$2,120,842
Income before income taxes margin	13.0%	15.7%
Adjusted income before income taxes margin	13.6%	15.9%
Adjusted Home Closings Gross Margin

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Home closings revenue, net	$2,000,909	$2,029,134
Cost of home closings	1,558,237	1,525,825
Home closings gross margin	$442,672	$503,309
Inventory impairment charges	7,189	—
Warranty adjustments	(1,273)	3,064
Adjusted home closings gross margin	$448,588	$506,373
Home closings gross margin as a percentage of home closings revenue	22.1%	24.8%
Adjusted home closings gross margin as a percentage of home closings revenue	22.4%	25.0%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Net income before allocation to non-controlling interests	$204,451	$251,472
Interest expense, net	12,774	3,379
Amortization of capitalized interest	27,125	30,064
Income tax provision	67,944	81,219
Depreciation and amortization	1,750	2,668
EBITDA	$314,044	$368,802
Non-cash compensation expense	6,536	5,461
Inventory impairment charges	7,189	—
Pre-acquisition abandonment charges	6,651	1,851
Warranty adjustments	(1,273)	3,064
Adjusted EBITDA	$333,147	$379,178
Total revenue	$2,095,751	$2,120,842
Net income before allocation to non-controlling interests as a percentage of total revenue	9.8%	11.9%
EBITDA as a percentage of total revenue	15.0%	17.4%
Adjusted EBITDA as a percentage of total revenue	15.9%	17.9%

Net Homebuilding Debt to Capitalization Ratio Reconciliation

(Dollars in thousands)	As of September 30, 2025	As of June 30, 2025	As of September 30, 2024
Total debt	$2,190,761	$2,099,377	$2,143,223
Plus: unamortized debt issuance cost, net	5,298	5,737	7,056
Less: mortgage warehouse facilities borrowings	(150,176)	(171,319)	(233,331)
Total homebuilding debt	$2,045,883	$1,933,795	$1,916,948
Total stockholders' equity	6,197,515	6,057,862	5,723,462
Total capitalization	$8,243,398	$7,991,657	$7,640,410
Total homebuilding debt to capitalization ratio	24.8%	24.2%	25.1%
Total homebuilding debt	2,045,883	1,933,795	1,916,948
Less: cash and cash equivalents	(370,591)	(130,174)	(256,447)
Net homebuilding debt	$1,675,292	$1,803,621	$1,660,501
Total stockholders' equity	$6,197,515	$6,057,862	$5,723,462
Total capitalization	$7,872,807	$7,861,483	$7,383,963
Net homebuilding debt to capitalization ratio	21.3%	22.9%	22.5%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024
Ending Active Selling Communities

	As of September 30,		Change
	2025	2024
East	137	120	14.2%
Central	95	106	(10.4%)
West	117	114	2.6%
Total	349	340	2.6%
The total ending active selling communities increased by nine at September 30, 2025 compared to September 30, 2024. The East segment had multiple community openings, including master planned communities which resulted in an increase in outlets that was offset by the Central region which closed-out several higher paced communities in certain markets.
Net Sales Orders

	Three Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,024	1,140	(10.2%)	$526,527	$610,892	(13.8%)	$514	$536	(4.1%)
Central	602	747	(19.4%)	292,376	398,587	(26.6%)	486	534	(9.0%)
West	842	943	(10.7%)	581,058	651,841	(10.9%)	690	691	(0.1%)
Total	2,468	2,830	(12.8%)	$1,399,961	$1,661,320	(15.7%)	$567	$587	(3.4%)

	Nine Months Ended September 30,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	3,562	3,595	(0.9%)	$1,836,083	$2,004,598	(8.4%)	$515	$558	(7.7%)
Central	2,200	2,466	(10.8%)	1,097,411	1,362,042	(19.4%)	499	552	(9.6%)
West	2,813	3,566	(21.1%)	2,008,999	2,404,249	(16.4%)	714	674	5.9%
Total	8,575	9,627	(10.9%)	$4,942,493	$5,770,889	(14.4%)	$576	$599	(3.8%)
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders decreased 12.8% and 10.9% for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The decreases in the Central region were primarily due to community close-outs and the decreases in the West and East regions were primarily due to declining sales pace and demand and an increase in cancellations. We continue to offer our buyers various incentives, discounts, and financing programs to drive sales, however we believe economic conditions such as elevated mortgage interest rates contributed to delays in buyers' decisions to purchase a home. The decrease in the average selling price for the three and nine months ended September 30, 2025 compared to the same periods in the prior year was primarily driven by incentives and discounts as well as net sales orders mix.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
East	14.9%	8.4%	13.0%	8.0%
Central	15.4%	9.3%	11.9%	9.0%
West	16.0%	10.4%	15.2%	8.8%
Total Company	15.4%	9.3%	13.5%	8.6%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. We believe the higher cancellation rate for the three and nine months ended September 30, 2025 was driven by market conditions, including the inability of homeowners to sell their current home prior to closing on a new home. In addition, we have reduced required customer deposits as means of stimulating new sales orders which can further contribute to higher cancellation rates.

	As of September 30,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,503	2,176	(30.9%)	$965,710	$1,493,828	(35.4%)	$643	$687	(6.4%)
Central	741	1,238	(40.1%)	423,806	758,008	(44.1%)	572	612	(6.5%)
West	1,361	2,278	(40.3%)	948,048	1,578,168	(39.9%)	697	693	0.6%
Total	3,605	5,692	(36.7%)	$2,337,564	$3,830,004	(39.0%)	$648	$673	(3.7%)
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
Total sold homes in backlog and total sales value decreased by 36.7% and 39.0% at September 30, 2025 compared to September 30, 2024, respectively. The decrease in units is primarily due to fewer net sales orders in the current period compared to the same period in the prior year, as well as improved construction cycle times and more quick-move-in homes which sold and closed during the nine months ended September 30, 2025 compared to the same period in the prior year. Incentives and discounts as well as net sales orders mix led to the total company decrease in the average selling price.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Home Closings Revenue

	Three Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,361	1,320	3.1%	$740,346	$758,179	(2.4%)	$544	$574	(5.2%)
Central	749	932	(19.6%)	382,899	515,643	(25.7%)	511	553	(7.6%)
West	1,214	1,142	6.3%	877,664	755,312	16.2%	723	661	9.4%
Total	3,324	3,394	(2.1%)	$2,000,909	$2,029,134	(1.4%)	$602	$598	0.7%

	Nine Months Ended September 30,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	3,796	3,490	8.8%	$2,061,257	$1,991,038	3.5%	$543	$570	(4.7%)
Central	2,557	2,628	(2.7%)	1,342,179	1,468,197	(8.6%)	525	559	(6.1%)
West	3,359	3,207	4.7%	2,393,641	2,126,281	12.6%	713	663	7.5%
Total	9,712	9,325	4.2%	$5,797,077	$5,585,516	3.8%	$597	$599	(0.3%)

The number of homes closed decreased by 2.1% for the three months ended September 30, 2025. The decrease was primarily due to the Central region, which had a decrease in the number of active selling communities and an increase in cancellations for the three months ended September 30, 2025 compared to the same period in the prior year. The number of homes closed increased by 4.2% for the nine months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily due to improved production cycle times and more quick move-ins being sold and closed in the same period in the East and West regions. Average selling price remained relatively consistent for the three and nine months ended September 30, 2025 compared to the same periods in the prior year.

Amenity and Other Revenue

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Change
East	$5,065	$8,629	$(3,564)
Central	—	—	—
West	633	281	352
Corporate	27,493	5,324	22,169
Total	$33,191	$14,234	$18,957

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Change
East	$16,561	$16,853	$(292)
Central	—	—	—
West	1,418	959	459
Corporate	36,329	14,511	21,818
Total	$54,308	$32,323	$21,985
Several of our communities operate amenities such as golf courses, club houses, and fitness centers. We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region also includes the activity relating to our Build-To-Rent and Urban Form operations. The increase in Amenity and other revenue in Corporate for the three and nine months ended September 30, 2025 was due to the sale of an asset relating to our Urban Form operations which generated $22.8 million of revenue.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Home Closings Gross Margins

	Three Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Home closings revenue, net	$740,346	$758,179	$382,899	$515,643	$877,664	$755,312	$2,000,909	$2,029,134
Cost of home closings	573,641	551,542	300,499	388,565	684,097	585,718	1,558,237	1,525,825
Home closings gross margin	$166,705	$206,637	$82,400	$127,078	$193,567	$169,594	$442,672	$503,309
Inventory impairment charges	7,189	—	—	—	—	—	7,189	—
Warranty adjustments	(1,273)	3,064	—		—		(1,273)	3,064
Adjusted home closings gross margin	$172,621	$209,701	$82,400	$127,078	$193,567	$169,594	$448,588	$506,373
Home closings gross margin %	22.5%	27.3%	21.5%	24.6%	22.1%	22.5%	22.1%	24.8%
Adjusted home closings gross margin %	23.3%	27.7%	21.5%	24.6%	22.1%	22.5%	22.4%	25.0%

	Nine Months Ended September 30,
	East		Central		West		Consolidated
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Home closings revenue, net	$2,061,257	$1,991,038	$1,342,179	$1,468,197	$2,393,641	$2,126,281	$5,797,077	$5,585,516
Cost of home closings	1,588,326	1,458,270	1,038,225	1,096,603	1,849,946	1,676,867	4,476,497	4,231,740
Home closings gross margin	$472,931	$532,768	$303,954	$371,594	$543,695	$449,414	$1,320,580	$1,353,776
Inventory impairment charges	25,851	2,325	—	—	2,970	—	28,821	2,325
Warranty adjustments	6,389	3,064	—	—	—	—	6,389	3,064
Adjusted home closings gross margin	$505,171	$538,157	$303,954	$371,594	$546,665	$449,414	$1,355,790	$1,359,165
Home closings gross margin %	22.9%	26.8%	22.6%	25.3%	22.7%	21.1%	22.8%	24.2%
Adjusted home closings gross margin %	24.5%	27.0%	22.6%	25.3%	22.8%	21.1%	23.4%	24.3%
Consolidated home closings gross margin decreased to 22.1% from 24.8% for the three months ended September 30, 2025, compared to the same period in the prior year and to 22.8% from 24.2% for the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease in the West region for the three months ended September 30, 2025 was primarily due to decreases in lot premiums, option revenues and related margins compared to the same period in the prior year. The increase in the West region for the nine months ended September 30, 2025 was primarily due to closing product mix as well as decreases in home discounts and incentives on a per unit basis compared to the same period in the prior year, partially offset by inventory impairment charges. The decrease in the East region was due to decreases in lot premium, option revenues and related margins. The decrease in the Central region was due to additional discounts and an increase in financing incentives. In addition, for the three and nine months ended September 30, 2025, the East region was negatively impacted by inventory impairment charges across certain communities as a result of recent pricing decreases and increases in incentives. The East was also impacted by a warranty charge related to a specific repair issue in the three and nine months ended September 30, 2025.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Mortgage services revenue	$42,881	$38,284	12.0%	$124,637	$113,423	9.9%
Title services and other revenue	13,037	11,370	14.7%	35,403	32,106	10.3%
Total financial services revenue	55,918	49,654	12.6%	160,040	145,529	10.0%
Financial services net income from unconsolidated entities	2,740	1,337	104.9%	9,865	7,236	36.3%
Total revenue	58,658	50,991	15.0%	169,905	152,765	11.2%
Financial services expenses	26,570	27,304	(2.7%)	80,767	80,553	0.3%
Financial services income before income taxes	$32,088	$23,687	35.5%	$89,138	$72,212	23.4%
Total originations:
Number of Loans	2,237	2,312	(3.2%)	6,600	6,418	2.8%
Principal	$1,038,399	$1,074,620	(3.4%)	$3,053,871	$2,958,946	3.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplemental data:
Average FICO score	750	754	751	752
Funded origination breakdown:
Government (FHA,VA,USDA)	24.9%	20.4%	24.6%	21.8%
Other agency	70.6%	75.8%	71.9%	75.1%
Total agency	95.5%	96.2%	96.5%	96.9%
Non-agency	4.5%	3.8%	3.5%	3.1%
Total funded originations	100.0%	100.0%	100.0%	100.0%
Total financial services revenue increased by 12.6% to $55.9 million and by 10.0% to $160.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. These increases were a result of increased revenue earned on the sale of loans, increased title production, and to a lesser extent, an increase in loan originations for the nine months ended September 30, 2025.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, remained consistent at 5.8% for the three months ended September 30, 2025 compared to the same period in the prior year and decreased to 5.9% from 6.0% for the nine months ended September 30, 2025 compared to the same period in the prior year. The relatively consistent results are primarily driven by leverage in controllable sales and marketing costs.
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.2% from 4.0% and to 3.4% from 4.2% for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The decreases were primarily due to a decrease in variable compensation-related expenses.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $1.3 million and $3.6 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $6.1 million for the three and nine months ended September 30, 2024, respectively. Net income from unconsolidated entities includes income from our joint ventures related to our financial services segment which is partially offset for the three and nine months ended September 30, 2025 by losses experienced by our joint venture relating to our Build-to-Rent operations which has projects that have been placed into service, thus incurring depreciation, while still in the lease ramp-up phase.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net
Interest expense, net was $12.8 million and $35.1 million for the three and nine months ended September 30, 2025, respectively, and $3.4 million and $7.4 million for the three and nine months ended September 30, 2024, respectively. The increase in interest expense, net, was primarily due an increase in the amount of non-capitalizable interest expense relating to land banking arrangements as well as a decrease in interest income earned on our outstanding cash balances.
Other Expense/(Income), Net
Other expense, net was $12.0 million and $21.2 million for the three and nine months ended September 30, 2025, respectively, which reflects an increase in self-insurance reserves and write-offs of pre-acquisition costs for projects we are no longer pursuing. Other income, net was $3.6 million for the three months ended September 30, 2024 and other expense, net was $3.8 million for the nine months ended September 30, 2024. The other income, net was primarily related to the reduction in estimates for our estimated development liabilities. The other expense, net was primarily related to legal costs.
Income Tax Provision
The effective tax rate for the three and nine months ended September 30, 2025 was 24.9% and 24.6%, respectively, compared to 24.4% and 24.3% for the same periods in 2024. Our income tax rate for the third quarter of 2025 was higher than the same period last year primarily due to a decrease in credits related to homebuilding activities.
For the three months ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, non-deductible executive compensation, and excess tax benefits from share-based compensation.

Net Income
Net income and diluted earnings per share for the three months ended September 30, 2025 were $201.4 million and $2.01, respectively. Net income and diluted earnings per share for the three months ended September 30, 2024 were $251.1 million and $2.37, respectively. The decreases in net income and diluted earnings per share from the prior year were primarily attributable to a decrease in home closings gross margin and an increase in interest expense, net.

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
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	September 30, 2025	December 31, 2024
Total cash, excluding restricted cash	$370,591	$487,151
$1 Billion Revolving Credit Facility availability	1,000,000	1,000,000
Letters of credit outstanding	(45,196)	(52,914)
Revolving Credit Facility availability	954,804	947,086
Total liquidity	$1,325,395	$1,434,237
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
Cash Flow Activities
Operating Cash Flow Activities
Our net cash provided by operating activities was $170.9 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $228.2 million for the nine months ended September 30, 2024. The change in cash provided by operating activities is primarily due to a decrease in spend on real estate inventory and land deposits offset by a decrease in accounts payable, accrued expenses and other liabilities.
Investing Cash Flow Activities
Net cash used in investing activities was $83.9 million for the nine months ended September 30, 2025, compared to $82.3 million for the nine months ended September 30, 2024. The modest increase in cash used in investing activities was due to an increase in purchases of property and equipment, partially offset by an increase in distributions of capital from unconsolidated entities and a decrease in investments of capital into unconsolidated entities for newly formed joint ventures.
Financing Cash Flow Activities
Net cash used in financing activities was $203.3 million for the nine months ended September 30, 2025, compared to $239.3 million for the nine months ended September 30, 2024. The decrease in cash used in financing activities was primarily due to an increase in loans payable and other borrowings offset by an increase in the repurchase of common stock, and an increase in net repayments on our mortgage warehouse facilities.
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
Off-Balance Sheet Arrangements as of September 30, 2025
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial or strategic partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
For the nine months ended September 30, 2025 and 2024, total cash investments of capital into unconsolidated joint ventures were $73.4 million and $74.6 million, respectively.
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our ongoing routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $3.0 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At September 30, 2025, approximately 93% of our debt was fixed rate and 7% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our $1 Billion Revolving Credit Facility and to borrowings by TMHF under its various mortgage warehouse facilities. As of September 30, 2025, we had no outstanding borrowings under our $1 Billion Revolving Credit Facility. We had approximately $954.8 million of additional availability for borrowings under such facility including $154.8 million of additional availability for letters of credit as of September 30, 2025 (giving effect to $45.2 million of letters of credit outstanding as of such date).
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
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2025. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed Rate Debt	$66.9	$199.6	$599.0	$482.8	$164.5	$533.1	$2,045.9	$2,057.6
Weighted average interest rate(1)	4.4%	4.4%	5.5%	5.5%	4.4%	5.5%	5.3%
Variable Rate Debt(2)	$150.2	$—	$—	$—	$—	$—	$150.2	$150.2
Weighted average interest rate	5.8%	—%	—%	—%	—%	—%	5.8%
(1) Represents the weighted average coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at September 30, 2025, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $1.5 million per year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, as of September 30, 2025 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic and other reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 23, 2024, we announced that our Board of Directors authorized a renewal of the Company’s stock repurchase program which permits the repurchase of up to $1 billion of the Company’s Common Stock through December 31, 2026. As of September 30, 2025, we had approximately $600.4 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of Common Stock, and the program may be suspended, extended, modified or discontinued at any time.

The table below sets forth information regarding repurchases by the Company of its Common Stock during the quarter ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1 to July 31, 2025 (1)	291,372	$60.05	291,372	$665,981
August 1 to August 31, 2025	333,892	64.73	333,892	644,369
September 1 to September 30, 2025	652,269	67.34	652,269	600,447
Total	1,277,533	$64.99	1,277,533	$600,447
(1In May 2025, the Company entered into an ASR agreement (the “ASR Agreement”) in which the Company paid a third-party financial institution $50 million and received an initial delivery of approximately 697,472 shares of Common Stock, representing 80% of the transaction value based on the Company's closing share price on May 1, 2025. Final settlement of the ASR agreement occurred in July 2025, at which time we received an additional 142,429 shares of Common Stock based on a final weighted average price of $59.53.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans
During the three months ended September 30, 2025 none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Amended Employment Agreement With Chief Executive Officer

On October 20, 2025, Taylor Morrison, Inc. (“TMI”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Company, entered into a second amendment (the “Amendment”) to the Amended and Restated Employment Agreement of Sheryl Palmer, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the terms of the Amendment, as approved by the Compensation Committee of the Board of Directors of the Company, if Ms. Palmer voluntarily retires from the homebuilding industry and does not resume employment in the industry in any capacity for a period of five years following her departure (a “Qualified Retirement”), then Ms. Palmer will be entitled to the following retirement benefits, among others: (i) any time-based restricted stock unit awards and stock option awards granted to Ms. Palmer under the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan, as amended (the “Plan”), after October 20, 2025 and at least three months prior to the date of such Qualified Retirement will vest in full and, in the case of stock option awards, such awards shall remain exercisable for the full term of such awards; (ii) any performance-based restricted stock unit awards granted to Ms. Palmer under the Plan after October 20, 2025 and at least three months prior to the date of such Qualified Retirement will continue to be eligible to vest at the end of the applicable performance period (based on actual performance); (iii) the Company will make available to Ms. Palmer reasonable access to an administrative assistant for five years following her Qualified Retirement (the "Post-Retirement Period"); and (iv) the Company will provide Ms. Palmer and her dependents continued access to health insurance benefits during the Post-Retirement Period that are
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
either provided under the Company’s health insurance plans or are substantially similar thereto (subject to commercial availability), with such benefits to be provided to Ms. Palmer at a net-after-tax cost that is substantially equal to the costs applicable to active employees. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

10.1*†	Second Amendment to Amended and Restated Employment Agreement, dated October 20, 2025, between Taylor Morrison, Inc. and Sheryl D. Palmer.

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (and contained in Exhibit 101).

*Filed herewith
**Furnished herewith
**† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	October 22, 2025
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)
TAYLOR MORRISON HOME CORPORATION 10-Q