Form 10-K
period 2025-12-31
Taylor Morrison Home Corp
filed 2026-02-18
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $5,972,996,298, based on the closing sales price per share as reported by the New York Stock Exchange on such date.
The number of shares outstanding of the issuer’s common stock, as of February 18, 2026:

Class	Outstanding
Common Stock, $0.00001 par value	96,333,668
Documents Incorporated by Reference
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

TAYLOR MORRISON HOME CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

PART I	4	Item 1.	Business
	13	Item 1A.	Risk Factors
	28	Item 1B.	Unresolved Staff Comments
	28	Item 1C.	Cybersecurity
	29	Item 2.	Properties
	29	Item 3.	Legal Proceedings
	29	Item 4.	Mine Safety Disclosures

PART II	31	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	32	Item 6.	[Reserved]
	33	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	50	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	51	Item 8.	Financial Statements and Supplementary Data
	84	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	84	Item 9A.	Controls and Procedures
	86	Item 9B.	Other Information
	86	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III	88	Item 10.	Directors, Executive Officers and Corporate Governance
	88	Item 11.	Executive Compensation
	88	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	89	Item 13.	Certain Relationships and Related Transactions, and Director Independence
	89	Item 14.	Principal Accountant Fees and Services

PART IV	91	Item 15.	Exhibits and Financial Statement Schedules
	93	Item 16.	Form 10-K Summary
	94	Signatures
TAYLOR MORRISON HOME CORPORATION 10-K
i

Available Information
Information about our company and communities is provided on our website at www.taylormorrison.com (the “Taylor Morrison website”). From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted and accessible on our website. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the “Email Alerts” section of the “Investor Relations” page on our website. The information contained on or accessible through the Taylor Morrison website is not considered part of this Annual Report on Form 10-K (“Annual Report”). Our periodic and current reports, including any amendments, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Taylor Morrison website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition to our SEC filings, our corporate governance documents, including our Code of Conduct and Corporate Governance Guidelines are available on the “Investor Relations” page of our Taylor Morrison website under “Sustainability.” To the extent required by the SEC’s rules and regulations, we intend to post amendments to or waivers from, if any, provisions of our Code of Conduct (to the extent applicable to our directors, principal executive officer, principal financial officer and principal accounting officer) at this location on the Taylor Morrison website. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.
We were incorporated in Delaware in November 2012. Our principal executive offices are located at 4900 N. Scottsdale Road, Suite 2000, Scottsdale, Arizona 85251 and our telephone number is (480) 840-8100.
Forward-Looking Statements
Certain information included in this Annual Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as, but not limited to, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “will,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of our strategy or future operating or financial performance. Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this Annual Report, including those described below and under the heading “Risk Factors” in Part I, Item 1A .
TAYLOR MORRISON HOME CORPORATION 10-K

Part I

	4	Item 1.	Business

	13	Item 1A.	Risk Factors

	28	Item 1B.	Unresolved Staff Comments

	28	Item 1C.	Cybersecurity

	29	Item 2.	Properties

	29	Item 3.	Legal Proceedings

	29	Item 4.	Mine Safety Disclosures

ITEM 1   |   BUSINESS
ITEM 1 | BUSINESS
General Overview
Taylor Morrison Home Corporation and its consolidated subsidiaries (“TMHC” or the "Company") is a leading national homebuilder and land developer in the United States and has been named America’s Most Trusted Homebuilder® for eleven consecutive years (awarded by Lifestory Research). We have expanded our market footprint and product positioning through our homebuilder business acquisitions and smart organic growth. We serve a variety of customers in the entry-level, move-up and resort lifestyle buyer groups across the country. We are also a land developer, with a portfolio of lifestyle and master-planned communities with single and multi-family detached and attached homes. With each of our consumer groups seeking varying levels of home specification and affordability considerations, we have a dynamic and flexible operating strategy and product offering that allows us to serve each of these segments and respond quickly to changing market conditions to maximize our financial performance.
Our homebuilding business operates under the Taylor Morrison and Esplanade brand names. We also leverage our core homebuilding and land development expertise in alternative ways by operating the following strategic real estate related businesses:
•We provide financial services to customers through our wholly owned mortgage subsidiary, Taylor Morrison Home Funding, Inc. (“TMHF”), title insurance and closing settlement services through our title company, Inspired Title Services, LLC (“Inspired Title”), and homeowner’s insurance policies through our insurance agency, Taylor Morrison Insurance Services, Inc.(“TMIS”).
•We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. Through Yardly, we serve as a land acquirer, developer, and homebuilder in addition to providing leasing and management functions.

2025 HIGHLIGHTS

$7.8 billion of home closings revenue	Home closings gross margin of 22.5%

12,997 home closings	Approximately $1.8 billion of liquidity

Net sales orders of 11,074	Repurchased 6.5 million common shares for $381.0 million

RECENT AWARDS

America's Most Trusted Home Builder by Lifestory Research - 11 consecutive years	America's Most Responsible Companies by Newsweek

U.S. News & World Report's Best Companies to Work For	Fortune's World's Most Admired Companies

America's Greenest Companies by Newsweek	Fortune 500 List

America's Best Companies by Forbes	The American Opportunity Index

Most Trusted Companies in America by Forbes	Fortune Best Workplaces in Construction™

Fortune Best Workplaces for Women™	Certified™ as a Great Place To Work
Our business is organized into multiple homebuilding operating components and a financial services component. We operate our homebuilding business in the markets presented below:

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
Business Strategy and Operations
Our short and long-term priorities and strategies include the following:
Short-term priorities
•strategic land initiatives to mitigate risk, enhance capital efficiency, and improve returns on investments; these include an asset light approach through financing land by way of land banking arrangements and joint ventures;
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
•ability to swiftly adjust our pricing, discounts/incentives, or financial services product offerings based on our customers' needs while maintaining strong margins;
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
•seek additional growth opportunities through mergers, acquisitions, organic growth into adjacent markets, opportunistic land acquisitions/financing and joint venture strategies;
•optimize debt leverage;
•reinvest in ancillary business opportunities within the industry; and
•returning capital to shareholders (i.e. share repurchase programs).
Land and Development Strategies
Prudent and disciplined acquisition of land in desirable locations and thoughtful community development have always been pillars of our long-term strategy. We pride ourselves on our responsible land stewardship. While we focus on investing in land in prime submarkets that appeal to our targeted consumer groups, we also seek to preserve natural habitats. Our proposed sites undergo project feasibility studies to assess the regulatory, market, environmental, and other risks and requirements. Considerations include accessibility to utilities, suspected threatened or endangered wildlife, significant or unusual noise levels, proper drainage infrastructure, and storm water pollution prevention.
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
In order to maximize our risk-adjusted return, the allocation of capital for land investment is performed as part of a centralized process with a disciplined approach to overall portfolio management. Our portfolio investment committee of senior leadership meets on a regular basis. Annually, our operating divisions prepare a strategic plan for their respective geographies. Macro and micro indices, including but not limited to employment, housing starts, new home sales, re-sales and foreclosures, along with market-related shifts in competition, land availability and consumer preferences, are carefully analyzed to determine our land and homebuilding strategy. Supply and demand are analyzed on a consumer segment and submarket basis to ensure land investment is targeted appropriately. Our long-term plan is compared on an ongoing basis to current conditions in the marketplace as they evolve and is adjusted to the extent necessary. Strategic decisions regarding community positioning are included in the decision making and underwriting process and are made in consultation with senior executives of our management team.
Consistent with our focus on capital-efficient growth, we continue to work to increase the percentage of our total homebuilding lots controlled via options and other off-balance sheet arrangements. These arrangements include seller financing, joint ventures and land banking opportunities. We evaluate each land acquisition for the optimal financing arrangement based on projected cost of capital, duration and expected returns in order to secure prime assets, minimize risk and maximize returns.
As a party to various land banking arrangements, we acquire land in staged takedowns, which limits risk and defers cash outflows. Third-party land bank entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. Such lots are included in our controlled lots.
As of December 31, 2025 and 2024, the allocation of owned and controlled lots held in our land portfolio, by year acquired, was as follows:

	As of December 31, 2025	As of December 31, 2024
Acquired in 2025	27%	—%
Acquired in 2024	36%	49%
Acquired in 2023	13%	16%
Acquired in 2022	11%	14%
Acquired in 2021 and prior	13%	21%

Total	100%	100%

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
Each community is staffed with personnel who manage construction operations, sales, and customer service, in conjunction with a local management team to manage the overall project.
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
Our construction, land and purchasing teams coordinate subcontracting services and supervise all aspects of construction work and quality control. We are a general contractor for all of our homebuilding projects. Subcontractors perform all home construction and land development, generally under fixed-price contracts. The availability of labor, specifically as it relates to qualified trades people, at reasonable prices can be challenging in some markets.
Yardly Brand
We operate a “Build-to-Rent” homebuilding business under the brand name Yardly. Taylor Morrison serves as a land acquirer, developer, and builder of these rental communities in addition to providing lease-up oversight in conjunction with professional third-party property management. Yardly has reimagined rental neighborhoods by blending function and form of both residential homes and traditional apartment living that appeal to a variety of demographics. Attractive one-to-four bedroom floor plans, smart home technology, low-maintenance living, and a focus on pets with private backyards allow for improved wellbeing and flexibility for residents. Differentiators from most traditional apartments include ground-floor primary living, limited to no wall-sharing to reduce noise, and a doggy door included in most homes for nonstop come-and-go pet access.
We currently have projects in multiple markets including Austin, Charlotte, Dallas, Houston, Orlando, Phoenix, Raleigh, Sarasota, and Tampa. These communities are financed in a variety of ways ranging from wholly-owned, land banks and joint ventures. Sourcing, development and leasing is ongoing at communities across Taylor Morrison's footprint and evaluation of financing options, product offerings, execution strategies and back-end valuations and exit decisions, which are influenced by market dynamics and purchaser and equity sentiment.
Sales and Marketing
We are committed to continuously enhancing our customer experience, including how we target and attract our consumers. Our marketing program utilizes a balanced approach of corporate support and local expertise to attract potential customers in a focused, efficient, and cost-effective manner.
Our goal is to identify the preferences of our customers and demographic groups and offer them innovative, well-designed, quality homes that are affordable for them, and efficient and profitable for us to build. We strive to maintain product and price level differentiation through continual market and customer research. We also use key indicators of market-specific supply and demand characteristics to determine the preferences of our customer base and to perform an optimal matching of consumer groups, product/community design, and community location.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
The central element of our marketing platform is our web presence at our Taylor Morrison website which houses our suite of home-shopping digital tools placing innovation, transparency, and consumer ease at the forefront. Our system was completely redesigned in December 2025 as part of our ongoing evaluation of our online shopping experience with home shoppers. Our full suite of online shopping products includes: online self-service appointments to help customers schedule an appointment with ease; self-guided tours to enable customers to tour our homes privately, safely, and outside of normal business hours; an all new artificial intelligence enhanced digital assistant, to help provide information, engage the shopper, and generate leads; and online home reservations, which allow shoppers to get an initial price based on their selection of lot, floor plan, structural options and exterior and to reserve their desired home configuration digitally.
These tools have proved to be instrumental to our online sales success. Shoppers can seamlessly continue their experience by visiting one of our quick-move-in and/or model homes via a self-guided or in-person tour. Customers may also use the website to schedule a phone appointment and receive a prompt response from one of our online sales managers. The website is fully integrated with our customer relationship management (“CRM”) and lead scoring system. By analyzing the content of the CRM, we focus our lead generation programs to deliver high-quality sales leads. With these leads, we are better able to increase sales conversion rates and lower marketing costs. Our CRM system also offers automated personalization features which optimizes our email engagement program through targeted messaging. We are using dynamic customer insights to adapt our strategy and optimize the impact of each interaction, resulting in a better customer experience and increased direct sales. We also employ SMS text marketing in conjunction with our email campaigns to enhance customer engagement and drive conversions through real-time communication and personalized messaging.
We also benefit from a centralized approach to in-house creative, paid and social media resulting in annual savings that are reinvested in additional media and high performing influencer campaigns to increase brand awareness. Additionally, we selectively utilize traditional advertising such as print, directional marketing, newspapers, billboards, and direct mail. We also directly notify local real estate agents and firms of new community openings to benefit from existing real estate agent/broker channels in each market. Pricing and incentives for our homes are evaluated weekly based on an analysis of market conditions, competitive environment, and supply and demand characteristics.
We use furnished model homes as a marketing tool to demonstrate the advantages of our homes’ designs, features and functionality, and to enhance the consumer experience. Depending upon the number of homes to be built in the project and the product lines to be offered, we generally build between one and three model homes within each active selling community. Our national model home program, known as Portrait, is aligned with a select group of design firms. The design firms follow our Taylor Morrison standards to create an integrated marketing program and a model home storefront that conveys the customer preferences we have identified. In addition, our Canvas program includes curated design collections, which are created based on consumer preference and analytics as well as product procurement availability. This standardized approach not only allows us to create more predictable results, but also time synergies, cost benefits, and support of our digital online sales strategy. We also use our Canvas program in our quick-move-in homes. Operational efficiencies are paramount to our sales process and such efficiencies have included standardized processes, disciplined strategic activities, and execution of national programs.
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
Competition
We operate in a very competitive environment and compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, and local realtor and labor resources. We also compete with the resale home market as well as other housing alternatives such as the rental housing market.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1   |   BUSINESS
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
•the timing of sales orders;
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
As a result of seasonal activity, our quarterly results of operations and financial position are not necessarily representative of a full fiscal year. To illustrate the seasonality of our business, a summary of quarterly financial data follows:

	Three Months Ended
	2025				2024
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net sales orders	30%	25%	22%	23%	30%	25%	23%	22%
Home closings revenue, net	24%	25%	26%	25%	21%	25%	26%	28%
Income before income taxes	27%	25%	26%	22%	22%	23%	29%	26%
Net income	27%	25%	26%	22%	22%	23%	28%	27%
Financial Services
TMHF provides a number of finance-related services to our customers through our mortgage lending operations. The strategic purpose of TMHF is:
•to utilize mortgage financing as a sales tool through finance incentives in the home sale process to ensure a consistent customer experience and assist in maintaining home production efficiency; and
•to control and analyze our sales order backlog quality and to manage projected home closing and delivery dates for our customers.
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
Inspired Title operates as a title insurance agent providing title and/or escrow services. Inspired Title searches and examines land title records and prepares title commitments and polices for land we acquire as well as for our homebuyers in our Florida, Georgia, North Carolina, South Carolina, Indiana, Arizona, Nevada, Colorado and Texas markets, contracting with agents in other markets where title insurance underwriters and attorneys perform the escrow closing functions. Inspired Title competes against other title and escrow agents that provide similar services. Specific to our California markets, Inspired California Escrow provides escrow services for homebuyers and competes against other escrow agents that provide similar services.
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
ENVIRONMENTAL LAWS

EVALUATION
We manage compliance with environmental laws at the market level with assistance from our corporate and regional legal departments. As part of the land acquisition due diligence process, we utilize environmental assessments to identify environmental conditions that may exist on potential acquisition properties.

We believe we have the responsibility of creating communities and neighborhoods which will have long-lasting, positive impacts on their environments and the people who live in them. As such, we are committed to integrating sustainable values into various aspects of our business. This commitment to sustainability, our communities and our team is highlighted in our latest Sustainability and Belonging Report available on our website. This Sustainability and Belonging Report is not considered part of this Annual Report.

COMMUNITY

We are committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive bi-annual independent third-party inspections of selected sites covering all aspects of health and safety. Key areas of focus are on site conditions meeting health and safety standards, and on subcontractor performance throughout our operating areas meeting or exceeding expectations. All of our team members must complete an assigned curriculum of online safety courses each year. These courses vary according to job responsibility. In addition, groups such as construction and field personnel are required to attend additional health and safety-related training programs.

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
HUMAN CAPITAL
As of December 31, 2025 (figures presented are approximate)

3,000 Full-time equivalent employees

Engaged in corporate or homebuilding operations

Engaged in Financial Services

As of December 31, 2025, none of our employees were covered by collective bargaining agreements. We act solely as a general contractor, and all construction operations are supervised by our project managers and field superintendents who manage third-party subcontractors. We also use independent consultants and contractors for some architectural, engineering, advertising and legal services. We strive to maintain strong, collaborative relationships with our subcontractors, consultants and contractors.
Our people are our most valuable asset and are integral to the execution of our business strategy, operational excellence, and long-term performance. We focus on attracting, developing and retaining top talent with the expertise needed to support our operations and advance our strategic priorities. Our division and regional leaders average over 10 years with the Company. In addition, our executive leadership team, responsible for setting our overall strategic direction, averages 15 years with the Company. Many members of our leadership team have extensive career experience in the homebuilding industry, providing continuity, institutional knowledge, and deep operational expertise.
To attract and retain top talent in our industry, we offer our employees a broad range of company-paid benefits and highly competitive compensation packages. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, various wellness programs and tuition reimbursement, along with other optional benefits designed to meet individual needs. We engage third-party compensation and benefits consulting firms to evaluate our programs and benchmark them against our peers.
We are also committed to employee development, learning, and internal advancement. Through our learning management system, employees have access to more than 5,000 online courses, as well as various training and leadership development programs tailored to various stages of career and leadership progression. These programs are designed to support skill development, leadership readiness, and succession planning, reinforcing our focus on building a sustainable talent pipeline.
Our human capital strategy is aligned with our broader strategies, including responsible workforce management, leadership continuity, employee engagement, and risk mitigation. We believe that investing in our people, promoting ethical leadership, and maintaining a strong culture enhances our ability to execute our strategy, manage operational risks, and deliver long-term value to our stakeholders.
Our human capital practices have been recognized through awards (as noted in the Recent Awards section above) from independent, third-party workplace evaluations based on employee feedback. We view these recognitions as indicators of employee engagement and consider them alongside other qualitative and quantitative inputs as part of our broader human capital management program.
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
•housing affordability and federal and state policies meant to address affordability;
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
•civil unrest, acts of terrorism, other acts of violence, threats to national security, political instability, escalating global trade tensions, the adoption of trade restrictions and/or tariffs, or public health issues such as epidemics or pandemics;
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
Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate, which effects may be magnified where we have significant operations. Additionally, governmental action and legislation related to economic stimulus, taxation, tariffs, housing affordability, spending levels and borrowing limits, interest rates, immigration and immigration enforcement, as well as political debate, conflicts and compromises related to such actions, may negatively impact the financial markets and consumer confidence and spending, which could adversely impact the U.S. economy and the housing market. Any deterioration or significant uncertainty in economic or political conditions could have a material adverse effect on our business.
These adverse changes in economic, political and other conditions can cause mortgage rates to rise, demand and prices for our homes to fall or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many customers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our customers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.
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
Increases in interest rates as a result of changes to monetary policy could significantly increase the costs of owning a home or result in existing homeowners with low interest rates choosing to remain in their current homes rather than purchase a new home in a higher interest rate environment. This, in turn, could adversely impact demand for, and sales prices of, homes and the ability of potential customers to obtain financing and adversely affect our business, financial condition and operating results. Recently, in reaction to increasing inflation, the Federal Reserve increased interest rates 11 times from 2022 to 2024, which caused buyer apprehension and affordability concerns, initially resulting in an increase in cancellations and a negative impact on our net sales orders. To mitigate these impacts we began to adjust pricing, primarily by offering finance incentives, as well as home discounts and other pricing reductions during the second half of 2022. We continue to offer such incentives to help drive sales orders. However, there is no guarantee that these incentives or adjustments will be as effective in the future. Rising interest rates may also negatively impact demand for mortgage financing, which may result in lower home mortgage originations for our TMHF business. The Federal Reserve lowered interest rates in 2025 and has indicated that it may further lower interest rates in 2026. However, interest rates continue to remain elevated compared to prior years and there is no guarantee that the Federal Reserve will take action to reduce rates. Any increases in interest rates could negatively affect mortgage rates, real estate property values, sales orders and increase cancellations, which could adversely affect our business.
Tax increases and changes in tax rules may adversely affect our financial results.
We are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. For example, if federal or state laws are changed to eliminate or reduce the income tax benefits associated with homeownership, such as personal tax deductions for mortgage loan interest costs and real estate taxes, the after-tax cost of homeownership could measurably increase and diminish interest in buying a home. Additionally, increases in property tax rates by local governmental authorities can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes. Fees imposed on developers to fund schools, open spaces, road improvements and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our results of operations. In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether or not to make a new home purchase, potentially reducing our customer base and reducing sales revenue.
If homebuyers are not able to obtain suitable financing, our sales may decline.
A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing, including TMHF. The availability of mortgage financing may fluctuate due to various factors, including regulatory changes, that may cause a more conservative risk tolerance by lenders resulting in increased levels of scrutiny of a borrower’s ability to repay. This includes those mortgages meeting the requirements of a Qualified Mortgage as defined under the Truth-In-Lending Act (Regulation Z). A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales orders prices we achieve. It could also limit our ability to attract new customers, or our existing customers’ ability to resell their homes. While we typically do not write contracts to purchase contingent upon a customer’s sale of their existing home, our sales contracts do include a financing contingency that permits the customer to terminate their contract in the event they have applied for financing with the builder’s approved lender in accordance with the terms of the purchase agreement and are unable to qualify.
The liquidity provided by government-sponsored entities, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), as well as the Government National Mortgage Association ("Ginnie Mae"), the FHA and the VA, to the mortgage industry has been very important to the housing market. If Fannie Mae and Freddie Mac were dissolved, or if the federal government tightened their borrowing standards or determined to stop providing liquidity support to the mortgage market (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.
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
Labor shortages can be further exacerbated as demand for housing increases. Any of these circumstances could give rise to delays and increased costs in developing one or more of our communities and building homes. In addition, the vast majority of our work carried out on site is performed by subcontractors. In the past, reduced levels of homebuilding in the United States has led to some skilled tradesmen leaving the industry to take jobs in other sectors. If subcontractors are not able to recruit sufficient numbers of skilled employees, our development and construction activities may suffer from delays and quality issues, which would also lead to reduced levels of customer satisfaction and increased home warranty and construction defect claims. Further, the cost of labor may also be adversely affected by inflation and changes in immigration laws and enforcement and trends in labor migration. We may not be able to recover increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.
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
Homebuyers may choose to terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase and our remedies generally do not extend beyond the retention of deposits as our liquidated damages. For the year ended December 31, 2025, our cancellation rate was 13.2%, compared to 9.5% for the year ended December 31, 2024, and 12.1% for the year ended December 31, 2023.
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
The homebuilding industry has experienced and, from time to time, may in the future experience raw material shortages and be adversely affected by volatility in global commodity prices. These shortages and interruptions can result in significant cost inflation as well as negatively impact the timing of our closings and the pace of our sales. In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Our lumber needs are particularly sensitive to shortages and related cost increases, including increases in imposed tariffs. We may also face increased future home warranty and construction defect claims associated with substitute products or materials used in some instances to address supply shortages in certain markets or communities. See – “Homebuilding is subject to home
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
warranty and construction defect claims in the ordinary course of business that can lead to significant costs for us” below. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events and trade policy, catastrophic storms, other severe weather, natural disasters or significant environmental accidents. Environmental laws and regulations may also have a negative impact on the availability and price of certain raw materials such as lumber and concrete. Additionally, pricing for raw materials may be affected by various other national, regional and local economic and political factors. For example, in recent years the federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, raising our costs for these items (or products made with them). Such government imposed tariffs and trade regulations on imported building supplies have and may in the future continue to have significant impacts on the cost to construct our homes, including by causing disruptions or shortages in our supply chain and/or negatively impacting the U.S. regional or local economies.
We are particularly exposed to rapid increases in construction costs for those homes that are in our backlog because we are generally unable to pass increases in such costs on to our customers who have already entered into purchase contracts.
Inflation or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing costs of land, materials and labor, which we have experienced in recent years. In addition, as discussed above, inflation is often accompanied by higher interest rates, which historically has had a negative impact on housing demand, as well as increasing the interest rates we need to pay for our own capital financing. While interest rates have recently stabilized, they are still elevated and are not expected to go down materially in the near future. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. An oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any price increase difficult or impossible. Efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.
Deflation could also affect us adversely. A significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on demand and our results of operations.
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
We operate in a very competitive environment with competition from a number of other homebuilders in each of our markets. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing and related services, raw materials, skilled management, volume discounts, local realtors and labor resources. We also compete with the resale, or “previously owned,” home market, as well as other housing alternatives such as the rental housing market. Additionally, some of our competitors have longstanding relationships with subcontractors and suppliers in markets in which we operate and others may have greater financial resources or lower costs than us. Competitive conditions in the homebuilding industry could make it difficult for us to acquire suitable land at acceptable prices, cause us to increase selling incentives, reduce prices and/or result in an oversupply of homes for sale. These factors have adversely affected demand for our homes and our results of our operations in the past and could do so again in the future.
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
According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate was 4.4% as of December 2025, and the labor force participation rate was 62.5%. While the relatively low unemployment rate is an encouraging sign, people who are not employed, are underemployed, who have left the labor force or are concerned about low wages or the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
required mortgage payments or qualifying for new mortgage financing. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing demand for the homes we build and by increasing the supply of homes for sale.
Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.
Our quarterly operating results generally fluctuate by season as a result of a variety of factors such as the timing of home deliveries and land sales, the changing composition and mix of our asset portfolio-, and weather-related issues.
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
Some of our business is in areas that are particularly vulnerable to severe weather events, such as from the increased frequency and severity of wildfires, storms, flooding, tornados, severe cold and drought. For example, in recent years, hurricanes, winter storms and unseasonably cold weather in certain regions have left homeowners without electricity and impacted utility prices. Such severe weather events can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and increase transportation delays further increasing stress on our supply chain and negatively impacting the demand for new homes in affected areas, as well as slowing down or otherwise impairing the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. Furthermore, if our insurance does not fully cover our costs and other losses from these events, including those arising out of related business interruptions, our earnings, liquidity, or capital resources could be adversely affected. Additionally, these factors may increase the cost of homeowners' insurance, which could reduce demand for the homes we build.
Additionally, increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting on topics such as climate change and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, monitor and report. These factors may increase our ongoing costs of compliance and adversely impact our results of operations, cash flows, and stock price. If we are unable to adequately address such sustainability matters or we or our subcontractors fail to comply with all related laws, regulations, policies and expectations, it could negatively impact our reputation, our business results, and the price of our common stock.
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
If our performance record or our providers’ requirements or policies change, if we cannot obtain the necessary renewals or amendments from our lenders, or if the market’s capacity to provide performance, payment and completion of warranty/maintenance bonds or letters of credit is not sufficient, we could be unable to obtain such bonds or letters of credit from other sources when required, which could have a material adverse effect on our business, financial condition and results of operations.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
We maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials and maintain warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our warranty reserves and insurance coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors' indemnity and warranty arrangements and our reserves together will be adequate to address all of our warranty and construction defect claims in the future. We record changes in estimates to pre-existing reserves as needed. The reserve estimate is based on assumptions, including but not limited to, the number of homes affected, the costs associated with each repair, and the effectiveness of the repairs. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves. In addition, contractual indemnities with our subcontractors can be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
Access to capital could be hindered if land banks are not able to raise necessary investor funds or if we are unable to create and maintain relationships with land banks.
As part of our land acquisition strategy, we have developed and expanded our relationships with land bank partners with a view toward using land banks to gain future access to land without initially taking ownership. If we are unable to identify or to develop and maintain the necessary relationships with suitable land banks in the future, we will not be able to fully implement our land-light business strategy. Most land banks are funds that use financial investor capital to finance land acquisitions. If returns to investors in land banks are not sufficient to attract investor funds and land banks are not able to identify alternative sources of funding, we would no longer have access to land banks and instead might have to purchase our land directly from landowners. This would significantly impair our ability to carry out our strategy of reducing our inventory of owned land.
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
There is an inherent risk that the value of the land we have purchased may decline. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. As a result, we may decide to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we build and sell houses. In addition, we may incur charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced or for land option deposit abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
We participate in certain unconsolidated joint ventures, including those in which we do not have a controlling interest, where we may be adversely impacted by the failure of the unconsolidated joint venture or the other partners in the unconsolidated joint venture to fulfill their obligations.
We have investments in and commitments to certain unconsolidated joint ventures with related and unrelated strategic partners generally involved in real estate development, homebuilding, Build-to-Rent, and/or mortgage lending activities. For example, in April 2022, we established a joint venture with Värde Partners (“Värde”), a leading global alternative investment firm, to develop rental properties as a part of our Build-To-Rent program. The venture includes $850 million in equity commitments, funded 60 percent by Värde and 40 percent by the Company. The venture provides Värde with the exclusive opportunity to invest in the acquisition and development of Build-To-Rent projects identified by the Company that meet the venture’s investment guidelines. At December 31, 2025, our total investments in unconsolidated entities was $487.0 million.
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
If the other partners in our unconsolidated joint ventures do not cooperate or fulfill their contractual obligations to the joint venture due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the joint venture agreement, potential legal defenses they may have, their respective financial condition and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated joint ventures we cannot exercise sole decision-making authority, which could create the potential risk of impasses on decisions and prevent the joint venture from taking, or not taking, actions that we believe may be in our best interests. In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the joint venture to continue ownership. In the event a joint venture is terminated or dissolved, we could also be exposed to lawsuits and legal costs.
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
Privacy, security, and compliance concerns have continued to increase as technology has evolved, including through the use of artificial intelligence. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. While we have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies, and have increased our monitoring capabilities to enhance early detection and rapid response to potential security anomalies, and, to date, have not had a significant cybersecurity breach or attack that had, or is likely to have, a material impact on our business strategy, results of operations, or financial condition, our security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking (including through the use of artificial intelligence), employee error, malfeasance (including through phishing attempts and ransomware attacks), system error, faulty password management or other irregularities. Further, development and maintenance of these security measures are costly and continue to increase and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. If we fail to maintain the security of the data we are required to protect, or if we were to be subject to a material successful cyber intrusion, such occurrence could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
potentially large remediation and related costs, and also in deterioration in customers’ and vendors' confidence in us and other competitive disadvantages, each of which could have a material adverse effect on our business, financial condition and operating results.
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
As a part of our business strategy, we may make acquisitions of, or significant investments in, businesses. Any future acquisitions and investments and/or disposals are accompanied by risks such as:
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
Acquisitions can result in dilution to existing stockholders if we issue our common stock as consideration, or reduce our liquidity if we fund them with debt or cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments will increase during a cyclical housing downturn when our profitability may decline.
We may not be able to manage the risks associated with these transactions and the effects of such transactions, which may materially and adversely affect our business, financial condition and operating results.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
Legal and regulatory risks
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
We are involved in various litigation and legal claims, including actions brought on behalf of various classes of claimants. For example, in 2023 we paid $64.7 million resulting from a judgment in a case in Florida relating to our collection of club membership fees in connection with the use of our club amenities. See Note 13 - Commitments and Contingencies - Legal Proceedings in the Notes to the Consolidated financial statements included in this Annual Report for additional information. We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution, the related timing or the amount of any eventual loss. To the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. Unfavorable litigation, arbitration or claims could also generate negative publicity in various media outlets that could be detrimental to our reputation.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
In addition, there is growing concern from advocacy groups and the general public that the emission of greenhouse gases and other human activities are causing significant changes in weather patterns and temperatures and the frequency and severity of weather events and natural disasters. There is a variety of legislation and other regulation being implemented or considered at the federal, state and local level relating to energy and climate change. This legislation and these regulations involve matters including carbon dioxide emissions control and building codes that impose energy efficiency standards, as well as standards to improve the resiliency of buildings to climate-related impacts such as flooding, storm surges, severe winds, wildfires and other extreme weather-related stress on buildings. Such requirements could significantly increase our cost to construct homes. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could also have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Furthermore, some of our homes and land development projects may be in locations that are susceptible to the physical impacts of climate change, and we may experience losses that are not adequately covered by insurance in the event of an adverse event, or may not be able to find buyers for homes and developments in locations perceived as vulnerable to the physical impacts of climate change. Additionally, the cost of insurance is rising due to the increasing frequency and severity of damages due to severe weather or natural disaster events, and in some cases, insurers are refusing to renew or to write new policies in areas deemed susceptible to such events. Our customers' inability to obtain affordable insurance policies, which has become more widespread over recent years and which was exacerbated by the unprecedented wildfire in California in January 2025, could adversely impact our sales and results of operations.
Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.
Several of the markets in which we operate have historically been subject to utility and resource constraints, including significant changes to the availability and cost of electricity and water. Shortages of utility resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments and have other adverse implications.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
Risks related to our financial services business
Our financial services businesses are subject to risks, including risks associated with our ability to sell mortgages we originate and to claims on loans sold to third parties.
While we intend for the loans originated by TMHF, our financial services business, to be sold on the secondary market, if TMHF is unable to sell loans into the secondary mortgage market or directly to large secondary market loan purchasers such as Fannie Mae and Freddie Mac, TMHF would bear the risk of being a long-term investor in these originated loans. Being required to hold loans on a long-term basis would subject us to credit risks associated with the borrowers to whom the loans are extended, would negatively affect our liquidity and could require us to use additional capital resources to finance the loans that TMHF is extending. In addition, although mortgage lenders under the mortgage warehouse facilities TMHF currently uses to finance our lending operations normally purchase our mortgages generally within 30 days of origination, if such mortgage lenders default under these warehouse facilities TMHF would be required to fund the mortgages then in the pipeline. In such case, amounts available under our Revolving Credit Facility and cash from operations may not be sufficient to allow TMHF to provide financing required by its business during these times, and our ability to originate and sell mortgage loans at competitive prices could be limited, which could negatively affect our business. Further, an obligation to commit our own funds to long-term investments in mortgage loans could, among other things, delay the time when we recognize revenue from home closings on our statements of operations.
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
The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations. Additionally, if we are unable to originate mortgages for any reason going forward, our customers could experience mortgage loan funding issues, which could have a material impact on our homebuilding business and our results of operations.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
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
We have a substantial amount of debt. As of December 31, 2025, the total principal amount of our debt (including $82.6 million of indebtedness of TMHF) was $2.3 billion. Our substantial debt could have important consequences for the holders of our common stock, including:
•making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•increasing our vulnerability to adverse economic or industry conditions;
•limiting our ability to obtain additional financing to fund land acquisitions and development and construction activities, particularly when the availability of financing in the capital markets is limited;
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
•make certain loans or investments;
•repurchase equity or subordinated indebtedness;
•pay dividends or make distributions in respect of capital stock or make other restricted payments;
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
•sell assets, including capital stock of restricted subsidiaries;
•agree to restrictions on distributions, transfers or dividends affecting our restricted subsidiaries;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with our affiliates;
•incur liens; and
•designate any of our subsidiaries as unrestricted subsidiaries.
In addition, the indentures governing our senior notes contain covenants that, among other things, restrict our ability to incur certain liens securing indebtedness without securing the senior notes on an equal and ratable basis and enter into certain sale and leaseback transactions, subject, in each case, to certain exceptions and qualifications.
The agreement governing our Revolving Credit Facility contains certain “springing” financial covenants that, if triggered, require Taylor Morrison Home III Corporation, a Delaware corporation and our indirect wholly owned subsidiary, and its subsidiaries to comply with a maximum debt-to-capitalization ratio and a minimum consolidated tangible net worth test.
The restrictions contained in the indentures governing our senior notes and the agreement governing our Revolving Credit Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
A breach of any of the restrictive covenants under the agreement governing our Revolving Credit Facility or any of our senior notes could allow for the acceleration of the Revolving Credit Facility and/or all senior notes. If the indebtedness under our Revolving Credit Facility or the senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.
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
Under our Revolving Credit Facility, a change of control would be an event of default, which could therefore require a third-party acquirer to obtain a facility to refinance any outstanding indebtedness under the Revolving Credit Facility. Under the indentures governing our senior notes, if a change of control (as defined in the indentures governing our senior notes) were to occur, we would be required to make offers to repurchase all of our senior notes at a price equal to 101% of their
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1A   |   RISK FACTORS
respective principal amounts. These change of control provisions in our existing debt agreements may also delay or diminish the value of an acquisition by a third party.
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
In addition to our internal exercises to test aspects of our cybersecurity program, we engage independent third parties semi-annually to assess the risks associated with our IT resources and information assets. Among other matters, these third parties analyze information on the interactions of users of our information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes. Annually, we examine our cybersecurity program with these third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology ("NIST"), as guidelines. As TMHF is a mortgage company, we are also associated with the Federal Financial Institutions Examination Council.
For material cybersecurity risks, we’ve developed mitigation plans to reduce the risk’s likelihood of occurrence and/or its expected impact. Such mitigation plans have involved, among other things, implementing additional technology controls or policies, increased training for company personnel or obtaining additional insurance for the identified risk. Our IT team monitors material risks over time and updates the Company’s mitigation plans as appropriate. Our IT team also regularly reports to the leadership team on the status of material risks, mitigation plans and incidents related to such risks.
We also maintain a data breach response plan, which is intended to be aligned with the NIST framework, and which is reviewed annually and conveyed to our team members through our mandatory cybersecurity training. We also retain experienced cybersecurity consultants that can assist us in the event of a serious breach, and maintain a cyber insurance policy.
For a discussion of how risks from cybersecurity threats affect our business, see “Item 1A. Risk Factors – Risks Related to our industry, business and economic conditions – Information technology failures and data security breaches could harm our business” in this Annual Report.
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
Supported by these skilled leaders, management conducts quarterly cyber risk reviews, maintains a cybersecurity risk register, and authorizes risk mitigation budgets to protect against rapidly evolving cyber threats. The Company's Audit Committee of the Board of Directors (the "Audit Committee") and the full Board of Directors are also regularly updated on
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 1B THROUGH ITEM 4
cybersecurity risk assessments, policy changes, significant incidents, and preparedness levels. This enables management to provide oversight, set risk tolerances, and support a comprehensive cybersecurity program that manages material cyber risks to the organization.
The CIO updates the Board of Directors biannually on the state of the cybersecurity program, which includes a discussion of the most important cybersecurity risks facing the Company, an update on notable cybersecurity incidents and recent threats, and a summary of the results of the Company’s recent independent cybersecurity assessments, among other items. In addition, the Audit Committee receives quarterly cybersecurity updates, which include reports on key cybersecurity metrics, cybersecurity headlines, current risks and mitigation strategies.
ITEM 2 | PROPERTIES
We lease office facilities for our homebuilding and financial services operations. We also lease our corporate headquarters, which is located in Scottsdale, Arizona. At December 31, 2025, the lease on this facility covered a space of approximately 25,000 square feet and expires in December 2027. We have approximately 44 other leases for our other division offices and design centers. For information on land owned and controlled by us for use in our homebuilding activities, please see Item 1—Business—Business Strategy and Operations—Land and Development Strategies and Note 4—Real Estate Inventory in the Notes to the Consolidated financial statements included in this Annual Report.
ITEM 3 | LEGAL PROCEEDINGS
The information required with respect to this item can be found under Note 13—Commitments and Contingencies—Legal Proceedings in the Notes to the Consolidated financial statements included in this Annual Report and is incorporated by reference herein.
ITEM 4 | MINE SAFETY DISCLOSURE
Not applicable.
TAYLOR MORRISON HOME CORPORATION 10-K

Part II

	31	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	32	Item 6.	[Reserved]

	33	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	50	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

	51	Item 8.	Financial Statements and Supplementary Data

	84	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

	84	Item 9A.	Controls and Procedures

	86	Item 9B.	Other Information

	86	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 5 |	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 5 | MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company lists its common stock on the New York Stock Exchange ("NYSE") under the symbol “TMHC”. On February 18, 2026, the Company had 328 holders of record of our common stock. This does not include the number of stockholders who hold shares in TMHC through banks, brokers, and other financial institutions.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P 500”) and the Standard & Poor’s Homebuilding Index (the “S&P Homebuilding Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2020, in the common stock of Taylor Morrison Home Corporation, the S&P 500 Index and the S&P Homebuilding Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG TMHC, THE S&P 500 AND THE S&P HOMEBUILDING INDEX FROM DECEMBER 31, 2020 TO DECEMBER 31, 2025

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
TMHC	$100.00	$136.30	$118.32	$207.99	$238.64	$229.51
S&P 500	100.00	126.89	102.22	126.99	156.59	182.25
S&P Homebuilding Index	100.00	148.82	104.65	165.96	181.30	178.63
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
Issuer Purchases of Equity Securities
The Company’s stock repurchase program allows for repurchases of the Company’s common stock in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, statutory requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. Our Board of Directors can also increase the amount available for repurchase under the program or extend the program. During the years ended December 31, 2025 and 2024, the Company repurchased an aggregate of 6,452,728 and 5,607,852 shares of common stock, respectively.
The table below represents our share repurchase activity for the quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
				(in thousands)
October 1 to October 31, 2025	233,222	$59.53	233,222	$586,564
November 1 to November 30, 2025	776,802	59.37	776,802	540,447
December 1 to December 31, 2025	191,740	59.30	191,740	529,077
Total	1,201,764	$59.39	1,201,764	$529,077
(1) On October 23, 2024, we announced that our Board of Directors authorized a renewal of the Company’s stock repurchase program which permitted the repurchase of up to $1 billion of the Company’s Common Stock through December 31, 2026. On February 11, 2026, we announced that our Board of Directors increased the amount available for future repurchases under its stock repurchase program to $1 billion of the Company’s common stock. This program expires on December 31, 2027 and replaces the prior authorization.

ITEM 6 | [RESERVED]
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7 | MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations across 12 states. We provide a collection of homes across a wide range of price points to appeal to a variety of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry-level, move-up, and resort lifestyle buyers. Our homebuilding segments operate under the Taylor Morrison and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our insurance agency, TMIS. For reporting purposes, Taylor Morrison Home Corporation (“TMHC”) and Taylor Morrison Communities, Inc. ("TM Communities") are substantially similar, with no material differences. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are organized as four operating segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Pacific Northwest, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services
(1) During the year ended December 31, 2025, we combined our Portland and Seattle divisions to become Pacific Northwest.
Annual Overview and Business Strategy
We benefit from a dynamic and flexible operating strategy that allows us to serve a broad range of consumers and respond to market and economic conditions, community by community, to maximize our financial performance. This flexible but prudent approach allows for shifts in our pricing strategies, community openings, financing incentives, starts volume and land investments to minimize risk and recalibrate affordability, while maintaining strong performance metrics.
We continuously adjust sales prices and our finance product offerings across our portfolio based on market conditions to drive sales while also protecting the value of our backlog. Pricing adjustments are utilized in a variety of ways including finance incentives, adjustments to the pricing of lot premiums, options and upgrades, and in some instances base price of the home. Each community’s buyer profile mix of adjustments is dependent on its backlog, inventory, duration, and competitive dynamics.
Our balance sheet remained strong at December 31, 2025, ending the year with approximately $1.8 billion in total liquidity, a homebuilding debt-to-capitalization ratio of 26.0% on a gross basis and 17.8% net of unrestricted cash. We believe we have a balanced capital allocation approach and continue to allocate capital and manage our land portfolio to acquire assets that have attractive characteristics, including access to preferred schools, shopping, recreation and transportation facilities. In connection with our overall land inventory management and investment process, our management team reviews these considerations, as well as other financial metrics, to decide the highest and best use of our capital.
Factors Affecting Comparability of Results
For the years ended December 31, 2025, 2024, and 2023 we recognized $28.8 million, $5.0 million, and $11.8 million in inventory impairment charges, respectively. Impairment charges are recorded to Cost of home closings on the Consolidated statements of operations.
For the year ended December 31, 2024, we recognized $17.8 million in impairment charges relating to our Urban Form properties. Impairment charges relating to our Urban Form properties are recorded to Amenity and other expenses on the Consolidated statements of operations. For the years ended December 31, 2025 and 2023, no such impairment charges were incurred.
At December 31, 2025, 2024, and 2023, our legal accruals were $53.3 million, $49.1 million, and $26.2 million, respectively. Legal expenses and settlements are recorded to Other expense, net on the Consolidated statements of operations.
For the years ended December 31, 2025, 2024, and 2023, we recognized $14.8 million, $9.5 million, and $4.2 million in pre-acquisition abandonment charges, respectively. These charges are recorded to Other expense, net on the Consolidated statements of operations.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the years ended December 31, 2025 and 2023, we recognized $13.3 million and $0.3 million of loss on extinguishment of debt, net, respectively. These charges are recorded to Loss on extinguishment of debt, net on the Consolidated statements of operations. There was no loss or gain on extinguishment of debt for the year ended December 31, 2024.
For the years ended December 31, 2024 and 2023, we recognized $23.1 million and $14.8 million as a change in estimate for our Estimated Development Liability. There was no change in our Estimated Development Liability on our Consolidated balance sheet for the year ended December 31, 2025. These charges are recorded to Other expense, net on the Consolidated statements of operations.
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
Revenue Recognition
Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"). The standard’s core principle requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.
Home and Land Closings Revenue
Under ASC 606, the following steps are applied to determine home closings revenue and land closings revenue recognition: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. Our home sales transactions have one contract, with one performance obligation, with each customer to build and deliver a home (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land closings revenue:
•Revenue from home closings is recognized when the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land closings is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is reasonably assured, and we have no continuing involvement with the property, which is generally upon the close of escrow. From time to time we may enter into land or other asset sales that require recognition of revenue over time, however as of December 31, 2025, no such transactions have been material.
Amenity and Other Revenue
We own and operate certain amenities such as golf courses, club houses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced on a monthly basis. Revenue from our golf club operations is also included in Amenity and other revenue. Amenity and other revenue also includes revenue from our Urban Form and Build-to-Rent operations which is recorded as control transfers to the buyer at transaction close and when other criteria of ASC 606 are met. In addition, lease revenue is recognized by Urban Form for commercial and residential leases and Build-to-Rent operations for rental home leases.
Financial Services Revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Generally, the loans TMHF originates are sold to third-party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF generally does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale,
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
recording a gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments. ASC Topic 815-25, Derivatives and Hedging, requires that all hedging instruments be recognized as assets or liabilities on the Consolidated balance sheets at their fair value. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the Consolidated statement of operations in the period in which they occur.
Real Estate Inventory Valuation and Costing
Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit the entire community, such as field construction supervision and related direct overhead. Vertical construction costs are accumulated and charged to Cost of home closings at the time of home closings when revenue is recognized using the specific identification method. Land acquisition, development, interest, and real estate taxes are capitalized and allocated generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction, and construction utilities are considered overhead costs and are allocated on a per unit basis. These costs are capitalized to inventory beginning with the start of development through construction completion. Changes in estimated costs to be incurred in a community are generally allocated to the remaining project on a prospective basis.
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("ASC 360"). We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can also be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate or capitalize interest or other costs to the community’s inventory until activity resumes and such costs are expensed as incurred. If we decide to cease development, we will evaluate the project for impairment and discontinue future development and marketing activity until such a time when we believe that market conditions have improved and positive economic performance can be achieved. Our assessment of the carrying value of our long-term strategic assets typically includes subjective estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized. In the future, some of these inactive communities may be re-opened while others may be sold.
In the ordinary course of business, we enter into land banking agreements with various sellers to acquire lots. As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we may transfer our right under certain specific performance agreements, for land we own, to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense and fees on these arrangements. We capitalize qualifying interest costs to inventory during the development and construction periods with the remainder expensed and included in Interest expense/(income), net on the Consolidated statements of operations. These lots are considered controlled, however we are not legally obligated to purchase lots under these agreements and would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included on the Consolidated balance sheets.
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
considered held for sale once it meets all criteria in accordance with ASC 360. Land held for sale is recorded at the lower of cost or fair value less costs to sell. In determining the value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record fair value adjustments for land held for sale within Cost of land closings on the Consolidated statements of operations.
INSURANCE COSTS, SELF-INSURANCE RESERVES AND WARRANTY RESERVES
Insurance Costs and Self-Insurance Reserves
We are the parent of Beneva Indemnity Company (“Beneva”), which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and from time to time, property damage. We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for construction defects. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. Excess liability exposure is aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home.
Our loss reserves for claims insured by Beneva are based on factors that include an actuarial study for historical and anticipated claims, trends related to similar product types, number of homes closed, and geographical areas. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance reserves are included in Accrued expenses and other liabilities on the Consolidated balance sheets. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those recorded and such differences could be material, resulting in a change in future estimated reserves.
Warranty Reserves
We offer a one-year limited warranty to cover various defects in workmanship or materials, a two-year limited warranty on certain systems (such as electrical or cooling systems), and a ten-year limited warranty on structural defects. In addition, any outstanding warranties which were offered by our acquired companies are also honored. We also provide third-party warranty coverage on homes where required by FHA or VA lenders. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate performance obligation in the sales arrangement since it is not priced apart from the home; therefore, it is accounted for in accordance with ASC Topic 450, Contingencies, which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. We accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of Cost of home closings on the Consolidated statements of operations and warranty reserves are included in Accrued expenses and other liabilities on the Consolidated balance sheets.
INVESTMENTS IN UNCONSOLIDATED ENTITIES AND VARIABLE INTEREST ENTITIES
We are involved in joint ventures with independent third parties for real estate development, homebuilding and mortgage lending activities. We use the equity method of accounting for entities over which we exercise significant influence but do not have a controlling interest over the operating and financial results of the investee. For unconsolidated entities in which we function as the managing member, we have evaluated the rights held by our joint venture partners and determined that they have substantive participating rights that preclude the presumption of control. For these unconsolidated joint ventures, our share of net earnings or losses is included in Net income from unconsolidated entities on the Consolidated statements of operations when earned and distributions are credited against our Investment in unconsolidated entities on the Consolidated balance sheets when received.
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
In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts enable us to control significant lot positions with a minimal initial capital investment and substantially reduce the risks associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, we have concluded that when we enter into an option or purchase agreement to acquire land or lots and pay a non-refundable deposit, a variable interest entity ("VIE") may be created because we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses, or benefit from rights to residual returns, if they occur. If we are the primary beneficiary of the VIE, we consolidate the VIE in our Consolidated financial statements and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, on the Consolidated balance sheets.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Years Ended December 31,
(Dollars in thousands, except per share information)	2025	2024	2023
Statements of Operations Data:
Home closings revenue, net	$7,755,434	$7,755,219	$7,158,857
Land closings revenue	36,944	81,417	60,971
Financial services revenue	209,407	199,459	160,312
Amenity and other revenue	119,695	132,041	37,691
Total revenue	8,121,480	8,168,136	7,417,831
Cost of home closings	6,008,007	5,863,743	5,451,401
Cost of land closings	30,898	73,609	55,218
Financial services expenses	104,618	108,592	93,990
Amenity and other expenses	107,749	137,980	34,149
Total cost of revenue	6,251,272	6,183,924	5,634,758
Gross margin	1,870,208	1,984,212	1,783,073
Sales, commissions and other marketing costs	461,485	456,092	418,134
General and administrative expenses	273,506	314,406	280,573
Net income from unconsolidated entities	(4,867)	(6,347)	(8,757)
Interest expense/(income), net	47,003	13,316	(12,577)
Other expense, net	37,714	50,627	87,567
Loss on extinguishment of debt, net	13,324	—	295
Income before income taxes	1,042,043	1,156,118	1,017,838
Income tax provision	250,780	269,548	248,097
Net income before allocation to non-controlling interests	791,263	886,570	769,741
Net income attributable to non-controlling interests	(8,763)	(3,261)	(812)
Net income	$782,500	$883,309	$768,929
Home closings gross margin	22.5%	24.4%	23.9%
Average selling price per home closed	$597	$601	$623
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.0%	5.9%	5.9%
General and administrative expenses as a percentage of home closings revenue, net	3.5%	4.0%	3.9%
Effective income tax rate	24.1%	23.3%	24.4%
Earnings per common share-
Basic	$7.90	$8.43	$7.09
Diluted	$7.77	$8.27	$6.98
Non-GAAP Measures
In addition to the results reported in accordance with GAAP, we have provided information in this Annual Report relating to: (i) adjusted net income and adjusted earnings per common share, (ii) adjusted income before income taxes and related margin, (iii) adjusted home closings gross margin, (iv) EBITDA and adjusted EBITDA and (v) net homebuilding debt to capitalization ratio.
Adjusted net income, adjusted earnings per common share and adjusted income before income taxes and related margin are non-GAAP financial measures that reflect the net income/(loss) available to the Company excluding, to the extent applicable in a given period, the impact of real estate and inventory impairment charges, impairment of investment in unconsolidated entities, pre-acquisition abandonment charges, unique and unusual warranty charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net, and legal reserves or settlements that the Company deems not to be in the ordinary course of business and in the case of adjusted net income and adjusted earnings per common share, the tax impact due to such items. The legal reserves or settlements amounts presented in the year ended December 31, 2024
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
relate to the same claim and are discussed in Note 13 - Commitments and Contingencies in the Notes to the Consolidated financial statements included in this Annual Report.
EBITDA and adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, as applicable, interest expense/(income), net, amortization of capitalized interest, income provisions, depreciation and amortization to calculate EBITDA. Adjusted EBITDA further excludes non-cash compensation expense, if any, real estate and inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, unique and unusual warranty charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net and legal reserves or settlements that the Company deems not to be in the ordinary course of business, in each case, as applicable in a given period.
Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance cost/(premium), net, and less mortgage warehouse borrowings, net of unrestricted cash and cash equivalents ("net homebuilding debt"), by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).
Adjusted home closings gross margin is a non-GAAP financial measure based on GAAP home closings gross margin (which is inclusive of capitalized interest), excluding inventory impairment charges and unique and unusual warranty charges.
Management uses these non-GAAP financial measures to evaluate our performance on a consolidated basis, as well as the performance of our segments, and to set targets for performance-based compensation. We also use the ratio of net homebuilding debt to total capitalization ratio as an indicator of overall financial leverage and to evaluate our performance against other companies in the homebuilding industry. In the future, we may include additional adjustments in the above-described non-GAAP financial measures to the extent we deem them appropriate and useful to management and investors.
We believe that adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, as well as EBITDA and adjusted EBITDA, are useful for investors in order to allow them to evaluate our operations without the effects of various items we do not believe are characteristic of our ongoing operations or performance and also because such metrics assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA also provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, or unusual items. Because we use the net homebuilding debt to total capitalization ratio to evaluate our performance against other companies in the homebuilding industry, we believe this measure is also relevant and useful to investors for that reason. We believe that adjusted home closings gross margin is useful to investors because it allows investors to evaluate the performance of our homebuilding operations without the varying effects of items or transactions we do not believe are characteristic of our ongoing operations or performance.
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
A reconciliation of adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, adjusted home closings gross margin, EBITDA, adjusted EBITDA, and ratio of net homebuilding debt to total capitalization to the comparable GAAP measures follows. For purposes of our presentation of our non-GAAP financial measures for the year ended December 31, 2024, such measures have been recast to include certain adjustments being presented in the year ended December 31, 2025 that were previously deemed immaterial in the prior period.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income and Adjusted Earnings Per Common Share

	Year ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Net income	$782,500	$883,309
Legal reserves or settlements	—	23,682
Real estate impairment charges	28,821	29,637
Pre-acquisition abandonment charges	14,791	9,453
Warranty adjustment charges	5,596	3,656
Loss on extinguishment of debt, net	13,324	—
Tax impact due to above non-GAAP reconciling items	(15,049)	(15,488)
Adjusted net income	$829,983	$934,249
Basic weighted average number of shares	99,069	104,813
Adjusted earnings per common share - Basic	$8.38	$8.91
Diluted weighted average number of shares	100,707	106,846
Adjusted earnings per common share - Diluted	$8.24	$8.74
Adjusted Income Before Income Taxes and Related Margin

	Year ended December 31,
(Dollars in thousands)	2025	2024
Income before income taxes	$1,042,043	$1,156,118
Legal reserves or settlements	—	23,682
Real estate impairment charges	28,821	29,637
Pre-acquisition abandonment charges	14,791	9,453
Warranty adjustment charges	5,596	3,656
Loss on extinguishment of debt, net	13,324	—
Adjusted income before income taxes	$1,104,575	$1,222,546
Total revenue	$8,121,480	$8,168,136
Income before income taxes margin	12.8%	14.2%
Adjusted income before income taxes margin	13.6%	15.0%
Adjusted Home Closings Gross Margin

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Home closings revenue, net	$7,755,434	$7,755,219
Cost of home closings	6,008,007	5,863,743
Home closings gross margin	$1,747,427	$1,891,476
Inventory impairment charges	28,821	5,036
Warranty adjustment charges	5,596	3,656
Adjusted home closings gross margin	$1,781,844	$1,900,168
Home closings gross margin as a percentage of home closings revenue, net	22.5%	24.4%
Adjusted home closings gross margin as a percentage of home closings revenue, net	23.0%	24.5%
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net income before allocation to non-controlling interests	$791,263	$886,570
Interest expense, net	47,003	13,316
Amortization of capitalized interest	104,100	114,199
Income tax provision	250,780	269,548
Depreciation and amortization	7,485	11,535
EBITDA	$1,200,631	$1,295,168
Legal reserves or settlements	—	23,682
Non-cash compensation expense	29,049	22,461
Real estate impairment charges	28,821	29,637
Pre-acquisition abandonment charges	14,791	9,453
Warranty adjustment charges	5,596	3,656
Loss on extinguishment of debt, net	13,324	—
Adjusted EBITDA	$1,292,212	$1,384,057
Total revenue	$8,121,480	$8,168,136
Net income before allocation to non-controlling interests as a percentage of total revenue	9.7%	10.9%
EBITDA as a percentage of total revenue	14.8%	15.9%
Adjusted EBITDA as a percentage of total revenue	15.9%	16.9%

Debt to Capitalization Ratios Reconciliation

	As of December 31,
(Dollars in thousands)	2025	2024
Total debt	$2,291,107	$2,120,483
Plus: unamortized debt issuance cost, net	11,667	6,616
Less: mortgage warehouse facilities borrowings	(82,605)	(174,460)
Total homebuilding debt	$2,220,169	$1,952,639
Total stockholders' equity	6,309,289	5,878,180
Total capitalization	$8,529,458	$7,830,819
Total homebuilding debt to capitalization ratio	26.0%	24.9%
Total homebuilding debt	$2,220,169	$1,952,639
Less: cash and cash equivalents	(850,037)	(487,151)
Net homebuilding debt	$1,370,132	$1,465,488
Total stockholders' equity	6,309,289	5,878,180
Total capitalization	$7,679,421	$7,343,668
Net homebuilding debt to capitalization ratio	17.8%	20.0%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following tables and related discussion set forth key operating and financial data for our operations as of and for the fiscal years ended December 31, 2025 and 2024. For similar operating and financial data and discussion of our fiscal 2024 results compared to our fiscal 2023 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 19, 2025, and is incorporated herein by reference.
Ending Active Selling Communities

	Year Ended December 31,		Change
	2025	2024
East	138	124	11.3%
Central	91	99	(8.1%)
West	112	116	(3.4%)
Total	341	339	0.6%
Ending active selling communities were relatively consistent as of December 31, 2025 and 2024. The increase in the East segment was primarily attributable to the timing of community openings, including master planned communities, which were partially offset by community close-outs. The decreases in the Central and West segments were due to the close-out of several higher paced communities in certain markets. In addition, we strategically delayed certain community openings from the fourth quarter of 2025 into the first quarter of 2026.
Net Sales Orders

	Year Ended December 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	4,581	4,588	(0.2%)	$2,373,529	$2,537,245	(6.5%)	$518	$553	(6.3%)
Central	2,799	3,250	(13.9%)	1,398,603	1,773,792	(21.2%)	$500	$546	(8.4%)
West	3,694	4,410	(16.2%)	2,647,752	2,991,700	(11.5%)	$717	$678	5.8%
Total	11,074	12,248	(9.6%)	$6,419,884	$7,302,737	(12.1%)	$580	$596	(2.7%)
(1)Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.
The number of net sales orders decreased by 9.6% for the year ended December 31, 2025, compared to the prior year, which we believe to be primarily due to consumer apprehension as a result of macro economic factors such as mortgage interest rates and inflation which continue to remain elevated. To a lesser extent, we also experienced an increase in cancellations as a result of these factors. Average selling price on net sales orders decreased 2.7% year-over-year primarily due to an increase in discounts, partially offset by increases in option and lot premium revenues in certain markets.
Sales Order Cancellations

	Cancellation Rate(1)
	Year Ended December 31,
	2025	2024
East	12.9%	9.3%
Central	12.0%	9.2%
West	14.5%	10.0%
Total Company	13.2%	9.5%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate for the year ended December 31, 2025 increased to 13.2 % from 9.5%, compared to the prior year. We believe the higher cancellation rate was driven by market conditions, including the inability of homeowners to sell their current homes prior to closing on a new home, coupled with consumer apprehension as a result of macroeconomic factors such as mortgage interest rates and inflation, which continue to remain elevated. In addition, we have reduced required customer deposits as means of stimulating new sales orders which can further contribute to higher cancellation rates.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales Order Backlog

	As of December 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	1,146	1,737	(34.0%)	$747,416	$1,190,884	(37.2%)	$652	$686	(5.0%)
Central	497	1,098	(54.7%)	286,717	668,574	(57.1%)	$577	$609	(5.3%)
West	1,176	1,907	(38.3%)	822,466	1,332,690	(38.3%)	$699	$699	—%
Total	2,819	4,742	(40.6%)	$1,856,599	$3,192,148	(41.8%)	$659	$673	(2.1%)
(1)Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the sales contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in future cancellations.
Total backlog units and total sales value decreased by 40.6% and 41.8%, respectively, at December 31, 2025 compared to December 31, 2024. Overall, we had fewer net sales orders and more quick move-in homes which sold and closed during the year ended December 31, 2025 compared to the year ended December 31, 2024, which contributed to the decrease in company-wide sales order backlog. All of our operating segments improved construction cycle times in the year ended December 31, 2025 which further contributed to the decrease in sales order backlog.
Home Closings Revenue, Net

	Year Ended December 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2025	2024	Change	2025	2024	Change	2025	2024	Change
East	5,172	4,922	5.1%	$2,816,997	$2,826,628	(0.3%)	$545	$574	(5.1%)
Central	3,400	3,552	(4.3%)	1,780,460	1,969,381	(9.6%)	$524	$554	(5.4%)
West	4,425	4,422	0.1%	3,157,977	2,959,210	6.7%	$714	$669	6.7%
Total	12,997	12,896	0.8%	$7,755,434	$7,755,219	—%	$597	$601	(0.7%)
The number of homes closed and home closings revenue, net remained relatively consistent for the year ended December 31, 2025, compared to the prior year. For the year ended December 31, 2025, we improved construction cycle times and sold and closed more quick move-in homes compared to the prior year which favorably impacted home closing units. However, we also experienced fewer net sales orders for the year ended December 31, 2025 as well as lower opening backlog compared to the prior year which unfavorably impacted home closing units.
Land Closings Revenue

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
East	$471	$30,612	$(30,141)
Central	23,941	24,514	(573)
West	12,532	26,291	(13,759)
Total	$36,944	$81,417	$(44,473)
We generally purchase land and lots with the intent to build and sell homes. However, in some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land or if we determine certain properties no longer fit our strategic plans. Land and lot sales occur at various intervals and varying degrees of profitability. Therefore, the revenue and gross margin from land closings will fluctuate from period to period, depending on market conditions and opportunities. Land closings revenue for the year ended December 31, 2025 decreased primarily due to the change in the East region. In the prior year, we sold various lots in our Florida market for a total of $27.9 million, but did not have similar sales in the current year.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Amenity and Other Revenue

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
East	$21,439	$22,296	$(857)
Central	—	—	—
West	1,850	1,316	534
Corporate	96,406	108,429	(12,023)
Total	$119,695	$132,041	$(12,346)
Several of our communities operate amenities such as golf courses, club houses, and fitness centers (generally in the East segment). We provide club members access to the amenity facilities and other services in exchange for club dues and fees. Our Corporate region includes the activity relating to our Build-to-Rent and Urban Form operations. Amenity and other revenue for the year ended December 31, 2025 in Corporate was primarily due to the sale of one Build-to-Rent project and the sale of one Urban Form asset for $55.2 million and $22.8 million, respectively. Amenity and other revenue for the year ended December 31, 2024 in Corporate was primarily due to the sale of two Build-to-Rent projects for an aggregate of $88.4 million.
Segment Home Closings Gross Margins and Adjusted Gross Margins
The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin on a segment basis (see “Non-GAAP Measures” above for additional information about our use of non-GAAP measures).

	Year Ended December 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Home closings revenue, net	$2,816,997	$2,826,628	$1,780,460	$1,969,381	$3,157,977	$2,959,210	$7,755,434	$7,755,219
Cost of home closings	2,176,900	2,065,218	1,374,183	1,485,968	2,456,924	2,312,557	6,008,007	5,863,743
Home closings gross margin	$640,097	$761,410	$406,277	$483,413	$701,053	$646,653	$1,747,427	$1,891,476
Inventory impairment charges	25,851	2,325	—	2,711	2,970	—	28,821	5,036
Warranty adjustment charges	5,596	3,656	—	—	—	—	5,596	3,656
Adjusted home closings gross margin	$671,544	$767,391	$406,277	$486,124	$704,023	$646,653	$1,781,844	$1,900,168
Home closings gross margin as a percentage of home closings revenue	22.7%	26.9%	22.8%	24.5%	22.2%	21.9%	22.5%	24.4%
Adjusted home closings gross margin as a percentage of home closings revenue	23.8%	27.1%	22.8%	24.7%	22.3%	21.9%	23.0%	24.5%
Consolidated home closings gross margin decreased 190 basis points to 22.5% for the year ended December 31, 2025, compared to 24.4% in the prior year. Adjusted home closings gross margin decreased 150 basis points to 23.0% for the year ended December 31, 2025, compared to 24.5% in the prior year. Home closings gross margin decreased in the East and Central regions primarily as a result of closing product mix. The East region was also negatively impacted by impairment and increased warranty charges. In addition, a decrease in average selling prices due to an increase in discounts, partially offset by increases in lot premium and option revenue, further contributed to the changes in home closings gross margin for the East and Central regions. The increase in the West region was primarily due to closing product mix. In addition, the West region was negatively impacted by an impairment charge during the year ended December 31, 2025.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Services
The following is a summary for the periods presented of financial services income before income taxes as well as supplemental data:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
Mortgage services revenue	$161,814	$154,812	4.5%
Title services and other revenues	47,593	44,647	6.6%
Total financial services revenue	209,407	199,459	5.0%
Financial services net income from unconsolidated entities	12,540	8,915	40.7%
Total revenue	221,947	208,374	6.5%
Financial services expenses	104,618	108,592	(3.7%)
Financial services income before income taxes	$117,329	$99,782	17.6%
Total originations:
Number of Loans	8,815	8,827	(0.1%)
Principal	$4,091,254	$4,092,845	—%

	Year Ended December 31,
	2025	2024
Supplemental data:
Average FICO score	751	752
Funded origination breakdown:
Government (FHA,VA,USDA)	24%	22%
Other agency	72%	75%
Total agency	96%	97%
Non-agency	4%	3%
Total	100%	100%
Total financial services revenue increased by 5.0% for the year ended December 31, 2025, compared to the prior year. The increase in total financial services revenue was primarily a result of increased revenue earned on the sale of loans and increased title production.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs, as a percentage of home closings revenue, net, marginally increased to 6.0% from 5.9% for the year ended December 31, 2025 compared to the prior year. The relatively consistent results are primarily driven by leverage in controllable sales and marketing costs.
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, decreased to 3.5% for the year ended December 31, 2025 compared to 4.0% for the prior year. The decrease was primarily due to a decrease in variable compensation-related expenses.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $4.9 million and $6.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease in net income from unconsolidated entities was primarily due to our joint venture relating to our Build-to-Rent operations which is still in the lease ramp-up phase. This decrease was partially offset by increases in income from our joint ventures related to our financial services segment.
Interest Expense, net
Interest expense, net was $47.0 million and $13.3 million for the years ended December 31, 2025 and 2024, respectively. The increase in interest expense, net was primarily due to an increase in the amount of non-capitalizable interest expense relating to our land banking arrangements as well as a decrease in interest income earned on our outstanding cash
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
balances. The number of communities financed via land banking arrangements increased by 48% year-over-year, driving the increase in expense.
Other Expense, net
Other expense, net for the years ended December 31, 2025 and 2024 was $37.7 million and $50.6 million, respectively. The year ended December 31, 2025 primarily consisted of $19.6 million in insurance losses and $14.8 million in pre-acquisition abandonment charges for projects we are no longer pursuing. The year ended December 31, 2024 included an aggregate of $23.7 million in legal charges, $21.3 million in insurance losses, and $9.5 million in pre-acquisition abandonment charges. Refer to Note 13 - Commitments and Contingencies in the Notes to Consolidated financial statements included in this Annual Report for additional discussion regarding the legal charges for the year ended December 31, 2024.
Loss on Extinguishment of Debt, net
Loss on extinguishment of debt, net for the year ended December 31, 2025 was $13.3 million. We recognized $12.2 million of loss as a result of our redemption of all of our 2027 5.875% Senior Notes (as defined herein) and the redemption of all of the 2027 6.625% Senior Notes (as defined herein). In addition, we recognized $1.1 million of loss relating to our amended Revolving Credit Facility, due to the write-off of prepaid unamortized debt issuance costs. We had no extinguishment of debt for the year ended December 31, 2024. Refer to “Liquidity and Capital Resources” and Note 7 - Debt in the Notes to the Consolidated Financial Statements included in this Annual Report for additional details regarding the purchase and redemptions.
Income Tax Provision
Our effective tax rate was 24.1% and 23.3% for the years ended December 31, 2025 and December 31, 2024, respectively. Our effective tax rate for both years was affected by state income taxes, non-deductible executive compensation, and excess tax benefits from stock-based compensation. Additionally, the effective tax rate in 2024 benefitted from certain energy tax credits related to homebuilding activities. We did not pursue energy credits in 2025 due to increasing costs to qualify which outweighed the benefits of obtaining such credits.
Net Income
Net income before allocation to non-controlling interests and diluted earnings per common share for the year ended December 31, 2025 were $791.3 million and $7.77, respectively. Net income before allocation to non-controlling interests and diluted earnings per common share for the year ended December 31, 2024 were $886.6 million and $8.27, respectively. The decreases in net income and diluted earnings per common share in the year ended December 31, 2025 compared to the prior year were primarily attributable to lower homebuilding gross margin, higher interest expense, and higher loss on extinguishment of debt, partially offset by lower general and administrative expenses, other expenses, and lower weighted average shares outstanding.
Liquidity and Capital Resources
Liquidity
We finance our operations through the following:
•Cash generated from operations;
•Borrowings under our Revolving Credit Facility;
•Various series of senior notes;
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
During 2025, we (i) completed a cash tender offer (“Tender Offer”) to purchase approximately $479.2 million principal amount of the 5.875% Senior Notes due 2027 issued by TM Communities (a wholly owned subsidiary of the Company) (the "2027 5.875% Senior Notes") and redeemed the remaining $20.8 million principal amount of the 2027 5.875% Senior Notes and (ii)fully redeemed all $1.63 million principal amount of the 6.625% Senior Notes due 2027 issued by William Lyon Homes, Inc. (an indirect wholly owned subsidiary of the Company) (the "2027 6.625% WLH Notes") and $25.44 million principal amount of the 6.625% Senior Notes due 2027 issued by TM Communities (the "2027 6.625% TM Communities Notes," and together with the 2027 6.625% WLH Notes, the "2027 6.625% Senior Notes"), in each case, using net proceeds, together with cash on hand, from the issuance of $525.0 million aggregate principal amount of 5.75% Senior Notes due 2032 issued by TM Communities (the “2032 Senior Notes”). We also amended and restated our existing Revolving Credit Facility, resulting in a loss on extinguishment of debt due to the write-off of prepaid unamortized debt issuance costs. As a result of the redeemed senior notes and amended and restated Revolving Credit Facility, we recorded a net loss on extinguishment of debt of $13.3 million for the year ended December 31, 2025. Refer to Note 7 - Debt in the Notes to the Consolidated financial statements included in this Annual Report for additional details regarding the Tender Offer and redemptions.
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$850,037	$487,151
Revolving Credit Facility availability	1,000,000	1,000,000
Letters of credit outstanding	(72,109)	(52,914)
Revolving Credit Facility availability	927,891	947,086
Total liquidity	$1,777,928	$1,434,237
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

	Cash Requirements
(Dollars in thousands)	Totals	Short-Term Demands	Long-Term Demands
Lease obligations (1)	$314,429	$16,508	$297,921
Lot options and land banking arrangements	3,361,534	897,827	2,463,707
Senior notes	1,475,000	-	1,475,000
Other debt outstanding	827,774	314,730	513,044
Estimated interest expense (2)	207,414	65,742	141,672
Totals	$6,186,151	$1,294,807	$4,891,344
(1)Amount includes interest.
(2)Estimated interest expense amounts for debt outstanding at the respective contractual interest rates, the weighted average of which was 5.1% as of December 31, 2025.
In addition to our contractual obligations, we also have forecasted operational cash outlays on items such as future land purchases or common stock repurchases, to maintain our strategic growth and returns to our investors. Management expects to invest approximately $2.0 billion in land acquisition and development during the next twelve months which is
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
slightly lower than our spend during 2025. As of December 31, 2025 we had approximately $529.1 million remaining on our share repurchase authorization. On February 11, 2026, the Board of Directors authorized a renewal of the stock repurchase program, permitting repurchases up to $1.0 billion. This program expires on December 31, 2027 and replaces the prior authorization.
Cash Flow Activities
Operating Cash Flow Activities
Our net cash provided by operating activities was $817.3 million for the year ended December 31, 2025 compared to $210.1 million for the year ended December 31, 2024. The increase in net cash provided by operating activities was primarily attributable to a decrease in spend on real estate inventory and land deposits. Spending also decreased in 2025 as a result of our increased vigilance in underwriting and approving new transactions and additional phases of communities in the current market.

Investing Cash Flow Activities
Net cash used in investing activities was $154.8 million for the year ended December 31, 2025 compared to $136.4 million for the year ended December 31, 2024. The increase in cash used in investing activities was primarily due to an increase in purchases of fixed-maturity and equity securities, partially offset by a decrease in investments of capital into unconsolidated entities.
Financing Cash Flow Activities
Net cash used in financing activities was $298.5 million for the year ended December 31, 2025 compared to $393.6 million for the year ended December 31, 2024. The decrease in cash used in financing activities was primarily due to a net increase in loans payable and other borrowings as well as the proceeds from the issuance of senior notes which were partially offset by repayments on senior notes. Refer to Note 7 - Debt in the Notes to the Consolidated financial statements included in this Annual Report for additional details regarding the issuance of the 2032 Senior Notes and redemption of the 2027 6.625% Senior Notes and 2027 5.875% Senior Notes.
Debt Instruments
For information regarding our debt instruments, including the terms governing our senior notes and our Revolving Credit Facility, see Note 7—Debt in the Notes to the Consolidated financial statements included in this Annual Report.
Financial Guarantees
The following table summarizes our letters of credit and surety bonds as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2025	2024
Letters of credit (1)	$72,109	$52,914
Surety bonds	1,454,944	1,355,242
Total outstanding letters of credit and surety bonds	$1,527,053	$1,408,156
(1)As of December 31, 2025 and 2024, there was $200.0 million total capacity of letters of credit available under our Revolving Credit Facility.
Off-Balance Sheet Arrangements as of December 31, 2025
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial or strategic partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
For the years ended December 31, 2025 and 2024, total cash contributed to unconsolidated joint ventures was $85.6 million and $129.8 million, respectively.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7 |	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a summary of investments in unconsolidated joint ventures:

	As of December 31,
(Dollars in thousands)	2025	2024
East	$97,679	$86,378
Central	206,571	164,434
West	75,473	94,864
Financial Services / Corporate	107,255	94,045
Total	$486,978	$439,721
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owners and their creditors generally have no recourse to the Company. Our exposure with respect to such contracts is generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for assets under these contracts was $3.4 billion at December 31, 2025 and $1.9 billion at December 31, 2024.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 7A   |   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 7A | QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At December 31, 2025, approximately 96% of our debt was fixed rate and 4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to borrowings by TMHF under its various warehouse facilities. As of December 31, 2025, we had no outstanding borrowings under our Revolving Credit Facility. As of December 31, 2025, we had approximately $927.9 million of additional availability for borrowings under such facility including $127.9 million of additional availability for letters of credit (giving effect to $72.1 million of letters of credit outstanding as of such date).
The agreements governing our mortgage warehouse facilities as well as our Revolving Credit Facility use SOFR as the basis for determining interest rates. Given the limited history of this rate and potential volatility as compared to other benchmark or market rates, the future performance of this rate cannot be predicted based on historical performance.
We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 7, Debt in the Notes to Consolidated financial statements included in this Annual Report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2025. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are generally sold within 30 days of origination, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed Rate Debt	$232.1	$103.5	$510.6	$145.1	$636.2	$592.7	$2,220.2	$2,246.2
Weighted average interest rate(1)	4.2%	4.2%	5.4%	4.2%	5.3%	5.4%	5.1%
Variable Rate Debt(2)	$82.6	$—	$—	$—	$—	$—	$82.6	$82.6
Weighted average interest rate	5.3	—	—	—	—	—	5.3%
(1)Represents the coupon rate of interest on the full principal amount of the debt.
(2)Based upon the amount of variable rate debt at December 31, 2025, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.8 million per year.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Taylor Morrison Home Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Owned inventory valuation for active selling communities — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
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
We evaluated the reasonableness of management’s impairment indicator analysis by evaluating management's process for identifying impairment indicators, including thresholds used for investigation, and whether management appropriately considered key relevant indicators. We also conducted an independent analysis to determine whether additional factors were present during the period that may indicate that a fair value analysis is required to be performed. Additionally, to evaluate management’s ability to develop estimates, we compared actual results for homes closed in the current year to prior projections for these same homes before closing and investigated variances.
If applicable, we evaluated the reasonableness of the key projections and estimates used in management’s undiscounted cash flow analyses by comparing the assumptions to recent home sales and closings. For any active selling communities without recent home sales and closings information available, we compared management’s estimates to historical estimates for similar communities, taking into consideration factors such as location, size, and type of community. We also inquired with management regarding trends and changing market conditions that were incorporated into management’s undiscounted cash flow projections in addition to consulting third-party analyst reports and projections that could identify factors that could affect an active selling community’s recoverability.
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 18, 2026
We have served as the Company’s auditor since 2011.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$850,037	$487,151
Restricted cash	1,194	15
Total cash	851,231	487,166
Real estate inventory:
Owned inventory	6,046,468	6,162,889
Consolidated real estate not owned	94,195	71,195
Total real estate inventory	6,140,663	6,234,084
Land deposits	360,690	299,668
Mortgage loans held for sale	132,512	207,936
Lease right of use assets	60,800	68,057
Prepaid expenses and other assets, net	566,670	370,642
Other receivables, net	241,678	217,703
Investments in unconsolidated entities	486,978	439,721
Deferred tax assets, net	74,363	76,248
Property and equipment, net	259,015	232,709
Goodwill	663,197	663,197
Total assets	$9,837,797	$9,297,131
Liabilities
Accounts payable	$251,641	$270,266
Accrued expenses and other liabilities	682,500	632,250
Lease liabilities	71,525	78,998
Income taxes payable	8,146	2,243
Customer deposits	125,029	239,151
Estimated development liabilities	4,365	4,365
Senior notes, net	1,463,333	1,470,454
Loans payable and other borrowings	745,169	475,569
Revolving credit facility borrowings	—	—
Mortgage warehouse borrowings	82,605	174,460
Liabilities attributable to consolidated real estate not owned	94,195	71,195
Total liabilities	$3,528,508	$3,418,951
COMMITMENTS AND CONTINGENCIES (Note 13)
Stockholders’ equity
Common stock, $0.00001 par value, 400,000,000 shares authorized, 162,809,286 and 162,061,709 shares issued, 96,536,827 and 102,241,978 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	3,114,898	3,086,342
Treasury stock at cost, 66,272,459 and 59,819,731 shares as of December 31, 2025 and December 31, 2024, respectively	(2,000,527)	(1,616,170)
Retained earnings	5,176,353	4,393,853
Accumulated other comprehensive income	2,597	2,509
Total stockholders’ equity attributable to TMHC	6,293,322	5,866,535
Non-controlling interests	15,967	11,645
Total stockholders’ equity	6,309,289	5,878,180
Total liabilities and stockholders’ equity	$9,837,797	$9,297,131
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Home closings revenue, net	$7,755,434	$7,755,219	$7,158,857
Land closings revenue	36,944	81,417	60,971
Financial services revenue	209,407	199,459	160,312
Amenity and other revenue	119,695	132,041	37,691
Total revenue	8,121,480	8,168,136	7,417,831
Cost of home closings	6,008,007	5,863,743	5,451,401
Cost of land closings	30,898	73,609	55,218
Financial services expenses	104,618	108,592	93,990
Amenity and other expenses	107,749	137,980	34,149
Total cost of revenue	6,251,272	6,183,924	5,634,758
Gross margin	1,870,208	1,984,212	1,783,073
Sales, commissions and other marketing costs	461,485	456,092	418,134
General and administrative expenses	273,506	314,406	280,573
Net income from unconsolidated entities	(4,867)	(6,347)	(8,757)
Interest expense/(income), net	47,003	13,316	(12,577)
Other expense, net	37,714	50,627	87,567
Loss on extinguishment of debt, net	13,324	—	295
Income before income taxes	1,042,043	1,156,118	1,017,838
Income tax provision	250,780	269,548	248,097
Net income before allocation to non-controlling interests	791,263	886,570	769,741
Net income attributable to non-controlling interests	(8,763)	(3,261)	(812)
Net income	$782,500	$883,309	$768,929
Earnings per common share
Basic	$7.90	$8.43	$7.09
Diluted	$7.77	$8.27	$6.98
Weighted average number of shares of common stock:
Basic	99,069	104,813	108,424
Diluted	100,707	106,846	110,145
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Income before non-controlling interests, net of tax	$791,263	$886,570	$769,741
Post-retirement benefits adjustments, net of tax	88	1,613	537
Comprehensive income	791,351	888,183	770,278
Comprehensive income attributable to non-controlling interests	(8,763)	(3,261)	(812)
Comprehensive income available to Taylor Morrison Home Corporation	$782,588	$884,922	$769,466
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2022	107,995,262	$1	$3,025,489	51,396,923	$(1,137,138)	$2,741,615	$359	$16,533	$4,646,859
Net income	—	—	—	—	—	768,929	—	812	769,741
Other comprehensive income	—	—	—	—	—	—	537	—	537
Exercise of stock options and issuance of restricted stock, net(1)	1,737,330	—	17,013	—	—	—	—	—	17,013
Repurchase of common stock	(2,814,956)	—	—	2,814,956	(127,959)	—	—	—	(127,959)
Stock compensation expense	—	—	26,095	—	—	—	—	—	26,095
Balance — December 31, 2023	106,917,636	$1	$3,068,597	54,211,879	$(1,265,097)	$3,510,544	$896	$17,345	$5,332,286
Net income	—	—	—	—	—	883,309	—	3,261	886,570
Other comprehensive income	—	—	—	—	—	—	1,613	—	1,613
Exercise of stock options and issuance of restricted stock, net(2)	932,194	—	(4,716)	—	—	—	—	—	(4,716)
Repurchase of common stock(3)	(5,607,852)	—	—	5,607,852	(351,073)	—	—	—	(351,073)
Stock compensation expense	—	—	22,461	—	—	—	—	—	22,461
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(8,756)	(8,756)
Changes in non-controlling interests of consolidated joint ventures, net	—	—	—	—	—	—	—	(205)	(205)
Balance — December 31, 2024	102,241,978	$1	$3,086,342	59,819,731	$(1,616,170)	$4,393,853	$2,509	$11,645	$5,878,180
Net income	—	—	—	—	—	782,500	—	8,763	791,263
Other comprehensive income	—	—	—	—	—	—	88	—	88
Exercise of stock options and issuance of restricted stock, net(4)	747,577	—	(493)	—	—	—	—	—	(493)
Repurchase of common stock(5)	(6,452,728)	—	—	6,452,728	(384,357)	—	—	—	(384,357)
Stock compensation expense	—	—	29,049	—	—	—	—	—	29,049
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(3,458)	(3,458)
Changes in non-controlling interests of consolidated joint ventures, net	—	—	—	—	—	—	—	(983)	(983)
Balance — December 31, 2025	96,536,827	$1	$3,114,898	66,272,459	$(2,000,527)	$5,176,353	$2,597	$15,967	$6,309,289
(1)Dollar amount includes $26.4 million of stock options exercised offset with the value of shares withheld for taxes on the issuance of restricted stock units which equates to $9.4 million
(2)Dollar amount includes $10.7 million of stock options exercised offset with the value of shares withheld for taxes on the issuance of restricted stock units which equates to $15.4 million
(3) Dollar amount includes $200.0 million of Accelerated Share Repurchases and $3.5 million for the 1% excise tax on share repurchases
(4)Dollar amount includes $10.5 million of stock options exercised offset with the value of shares withheld for taxes on the issuance of restricted stock units which equates to $11.0 million
(5) Dollar amount includes $100.0 million of Accelerated Share Repurchases and $3.3 million for the 1% excise tax on share repurchases
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$791,263	$886,570	$769,741
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from unconsolidated entities	(4,867)	(6,347)	(8,757)
Stock compensation expense	29,049	22,461	26,095
Loss on extinguishment of debt, net	13,324	—	295
Distributions of earnings from unconsolidated entities	12,789	12,929	9,230
Depreciation and amortization	40,182	41,190	33,406
Lease expense	17,641	20,361	24,808
Debt issuance costs amortization	2,732	2,890	3,315
Estimated development liability change in estimate	—	(23,051)	(14,829)
Deferred income taxes	1,885	(8,423)	(169)
Real estate impairment charges	28,821	29,637	11,791
Change in Build-to-Rent/Urban Form assets due to sale	67,247	79,976	—
Changes in operating assets and liabilities:
Real estate inventory and land deposits	26,578	(797,330)	(78,575)
Mortgage loans held for sale, prepaid expenses and other assets, net	(183,070)	(182,084)	31,012
Customer deposits	(114,122)	(86,936)	(86,005)
Accounts payable, accrued expenses and other liabilities	81,990	215,993	84,811
Income taxes payable	5,903	2,243	—
Net cash provided by operating activities	817,345	210,079	806,169
Cash Flows from Investing Activities:
Purchase of property and equipment	(40,372)	(36,330)	(33,426)
Distributions of capital from unconsolidated entities	30,401	29,698	824
Investments of capital into unconsolidated entities	(85,578)	(129,809)	(64,589)
Purchase of fixed-maturity securities	(55,738)	—	—
Proceeds from sale and maturities of fixed-maturity securities	1,385	—	—
Purchase of equity securities	(4,870)	—	—
Net cash used in investing activities	(154,772)	(136,441)	(97,191)
Cash Flows from Financing Activities
Increase in loans payable and other borrowings	198,640	—	7,103
Repayments on loans payable and other borrowings	(1,250)	(52,093)	(20,747)
Borrowings on revolving credit facilities	240,000	100,000	—
Repayments on revolving credit facilities	(240,000)	(100,000)	—
Borrowings on mortgage warehouse facilities	3,466,875	3,652,098	3,007,682
Repayments on mortgage warehouse facilities	(3,558,730)	(3,631,102)	(3,160,290)
Proceeds from issuance of senior notes	525,000	—	—
Repayments on senior notes	(527,070)	—	(350,000)
Payment of deferred financing costs	(15,621)	—	—
Changes in stock option exercises and issuance of restricted stock, net	(493)	(4,716)	17,013
Payment of principal portion of finance lease	(1,385)	(1,404)	(1,316)
Repurchase of common stock, net	(381,016)	(347,598)	(127,959)
Cash and distributions to non-controlling interests of consolidated joint ventures, net	(3,458)	(8,756)	—
Net cash used in financing activities	(298,508)	(393,571)	(628,514)
Net Increase/(Decrease) in Cash and Cash Equivalents and Restricted Cash	$364,065	$(319,933)	$80,464
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	487,166	807,099	726,635
Cash, Cash Equivalents, and Restricted Cash — End of period	$851,231	$487,166	$807,099
Supplemental Cash Flow Information
Income tax payments	$(303,965)	$(264,425)	$(204,274)
Supplemental Non-Cash Investing and Financing Activities:
Loans payable issued to sellers in connection with land purchase contracts	$246,588	$341,020	$235,554
Change in consolidated real estate not owned	$23,000	$(423)	$47,647
Non-cash portion of loss on debt extinguishment	$1,860	$—	$—
Accrual of excise tax on share repurchases	$(3,341)	$(3,476)	$—
See accompanying Notes to the Consolidated financial statements
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TAYLOR MORRISON HOME CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide a collection of homes across a wide range of price points to appeal to a variety of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry-level, move-up, and resort lifestyle buyers. We are the general contractors for all real estate projects and engage subcontractors for home construction and land development. Our homebuilding segments operate under the Taylor Morrison and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. We also provide financial services to customers through our wholly owned subsidiaries including mortgage services through Taylor Morrison Home Funding (“TMHF”), title and escrow services through Inspired Title, and homeowner’s insurance policies through Taylor Morrison Insurance Services (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying audited Consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), include the accounts of TMHC and its consolidated subsidiaries as well as certain consolidated joint ventures. Intercompany balances and transactions have been eliminated in consolidation.
Joint Ventures - We consolidate certain joint ventures in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The income from the percentage of the joint venture not owned by us is presented as “Net income attributable to non-controlling interests” on the Consolidated statements of operations. The assets, liabilities and equity from the percentage of the joint ventures not owned by us is presented as “Non-controlling interests” on the Consolidated balance sheets and Consolidated statements of stockholders’ equity. The balance of Non-controlling interests on the Consolidated balance sheets will fluctuate from period to period as a result of activities within the respective joint ventures which may include the allocation of income or losses and distributions or contributions associated with the partners within the joint venture.
Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the audited Consolidated financial statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of goodwill, valuation of estimated development liabilities, valuation of equity awards, valuation allowance on deferred tax assets, and reserves for warranty and self-insured risks. Actual results could differ from those estimates.
Concentration of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and mortgage loans held for sale. Cash and cash equivalents include amounts on deposit with financial institutions in the U.S. that are in excess of the Federal Deposit Insurance Corporation federally insured limits of up to $250,000. Of the different types of mortgage loans held for sale, there was no concentration of mortgage loans with any one borrower for the year ended December 31, 2025. No material losses have been experienced to date.
In addition, the Company is exposed to credit risk to the extent that mortgage loan borrowers fail to meet their contractual obligations. This risk is mitigated by collateralizing the home sold with a mortgage, and entering into forward commitments to sell our mortgage loans held for sale, generally within 30 days of origination.
Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand, demand and escrow deposits with financial institutions, and investments with original maturities of 90 days or less. At December 31, 2025, the majority of our cash and cash equivalents were invested in highly liquid money market funds or cash on deposit with major financial institutions.
Restricted Cash — For the year ended December 31, 2025 restricted cash consisted of cash held under broker margin accounts associated with derivative instruments.
Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at cost. In addition to direct carrying costs, we also capitalize interest, real estate taxes, and related development costs that benefit an entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to Cost of home closings at the time of home closings when revenue is recognized using the specific identification method. Land acquisition, development,
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
interest, and real estate taxes are capitalized and allocated generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction, and construction utilities are considered overhead costs and allocated on a per unit basis. These costs are capitalized to inventory beginning with the start of development through construction completion. Changes in estimated costs to be incurred in a community are generally allocated to the remaining project on a prospective basis.
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
We assess the recoverability of our inventory in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("Topic 360"). We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can also be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the year ended December 31, 2025 we recorded $28.8 million of inventory impairments relating to our East and West segments. For the year ended December 31, 2024 we recorded $5.0 million of inventory impairments relating to our East and Central segments. For the year ended December 31, 2023 we recorded $11.8 million of impairment charges relating to our West segment. Impairment charges relating to real estate inventory are recorded to Cost of home closings on the Consolidated statements of operations. In addition to real estate inventory, we also review our other real estate assets for impairment. For the year ended December 31, 2024 we recorded $12.5 million of real estate asset impairment relating to one Urban Form asset in our Corporate segment. For the years ended December 31, 2025 and December 31, 2023 there were no asset impairment charges relating to our Urban Form operations. Impairment charges relating to Urban Form assets are recorded to Amenity and other expenses on the Consolidated statement of operations.
In certain cases, we may elect to cease development and/or marketing of an existing community if we believe the economic performance of the community would be maximized by deferring development for a period of time to allow for market conditions to improve. We refer to such communities as long-term strategic assets. The decision may be based on financial and/or operational metrics as determined by us. For those communities that have been temporarily closed or development has been discontinued, we do not allocate or capitalize interest or other costs to the community’s inventory until activity resumes and such costs are expensed as incurred. In addition, if we cease development, we will evaluate the project for recoverability and discontinue future development and marketing activity until such time when we believe that market conditions have improved and positive economic performance can be achieved. Our assessment of the carrying value of our long-term strategic assets typically includes estimates of future performance, including the timing of when development will recommence, the type of product to be offered, and the margin to be realized.
Assets Held for Sale - Real estate or inventory assets are considered held for sale once it is determined that all six criteria in accordance with Topic 360 have been met. Real estate and inventory assets held for sale are reported at the lower of carrying value or estimated fair value, less estimated costs to sell. The estimated fair value is generally based on appraisal, sales listing agreements, purchase and sales agreements, letters of intent, broker price opinions, recent offers received, prices for assets in recent comparable sales transactions, other third-party estimates, or cash flow analyses, depending on the type of asset. Impairment losses on real estate or inventory assets held for sale is recognized when the carrying value is greater than the fair value less estimated costs to sell.
In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities, as applicable. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land. For the year ended December 31, 2024, we recorded $6.8 million of fair value adjustments for land held for sale in our West reporting segment, which was subsequently sold during 2025. Adjustments for land held for sale are recorded within Cost of land closings on the Consolidated statements of operations.
As of December 31, 2024, Amenity and other expenses on the Consolidated statements of operations included an adjustment to fair value for $5.3 million for one Urban Form asset which was classified as held for sale, but was subsequently determined by management that the sale of the asset was no longer probable within the one year requirement. As a result, we reclassified the Urban Form asset from held for sale to held and used during the fourth quarter of 2025. The asset was remeasured at the lower of (1) its carrying amount adjusted for depreciation that would have been recognized had the asset been continuously classified as held and used, and (2) its fair value at the reclassification date. The Urban Form Asset was reclassified with a net carrying value of $86.2 million.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
For the years ended December 31, 2025 and 2023 we had no material fair value adjustments for land held for sale.
Land banking arrangements — As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense and fees on these arrangements. We capitalize qualifying interest costs to inventory during the development and construction periods with the remainder expensed and included in Interest expense/(income), net on the Consolidated statements of operations. These lots are considered controlled, however we are not legally obligated to purchase lots under these agreements and would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the Consolidated balance sheets.
A summary of land banking agreements related to our home building operations is as follows:

	As of December 31,
(Dollars in millions)	2025	2024
Lots under land banking agreements	8,498	6,895
Aggregate purchase price	$1,687.8	$1,165.4
Exposure to loss	$211.7	$154.8
During the year ended December 31, 2025, we entered into a new land banking arrangement related to our Build-to-Rent operations. This land banking agreement is similar to our other land banking arrangements, however the land seller for our Build-to-Rent land banking agreement finances both construction and land development.
A summary of land banking agreements related to our Build-to-Rent operations is as follows:
We did not have any land banking agreements for Build-to-Rent as of December 31, 2024.

As of December 31,
(Dollars in millions)	2025
Build-to-Rent lots under land banking agreements	4,325
Build-to-Rent aggregate purchase price	$935.2
Build-to-Rent exposure to loss	$43.6
Land Deposits — We make deposits related to land option contracts, land banking and land purchase contracts, which are recorded to Land deposits on the consolidated balance sheets. Land deposits are recorded as real estate inventory in the accompanying Consolidated balance sheets at the time the deposit is applied to the acquisition price of the land based on the terms of the underlying agreements. To the extent the deposits are non-refundable, they are charged to Other expense, net, if the land acquisition process is terminated or no longer determined probable. For the years ended December 31, 2025 and 2024, $7.3 million and $5.4 million of non-refundable deposits were charged to Other expense, net on the Consolidated statements of operations, respectively.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Leases — We recognize leases in accordance with ASC Topic 842, Leases. Our operating leases primarily consist of office space, construction trailers, model home leasebacks, and equipment or storage units. Operating and finance leases are recorded in Lease right of use assets and Lease liabilities on the Consolidated balance sheets.
A summary of our leases is shown below:

	Operating Leases As of December 31,			Finance Leases As of December 31,
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Weighted average discount rate	5.8%	5.8%	5.9%	7.3%	7.3%	7.3%
Weighted average remaining lease term (in years)	4.8	4.9	3.8	82.3	83.1	85.1
Payments on lease liabilities	$18.1	$21.4	$28.1	$1.4	$1.4	$1.3
Lease expense	$15.5	$18.3	$22.8	$2.1	$2.1	$2.0
The future minimum lease payments required under our leases as of December 31, 2025 are as follows (dollars in thousands):

Years Ending December 31,	Operating Lease Payments	Finance Lease Payments		Total Lease Payments
2026	$15,123	$1,385		$16,508
2027	12,022	1,385		13,407
2028	7,686	1,385		9,071
2029	6,783	1,574		8,357
2030	3,716	1,560		5,276
Thereafter	7,545	254,265	(1)	261,810
Total lease payments	$52,875	$261,554		$314,429
Less: Interest	$6,767	$236,137		$242,904
Present value of future lease payments	$46,108	$25,417		$71,525
(1) Includes a 90-year land lease with 83 years remaining.
Prepaid Expenses and Other Assets, net — Prepaid expenses and other assets, net consist of the following:

	As of December 31,
(Dollars in thousands)	2025	2024
Prepaid expenses	$67,724	$41,254
Other assets	205,231	86,422
Build-to-Rent assets	293,715	242,966
Total prepaid expenses and other assets, net	$566,670	$370,642
Prepaid expenses consist primarily of sales commissions, prepaid rent, impact fees, and unamortized debt issuance costs for the Revolving Credit Facility. Prepaid sales commissions are recorded on pre-closing sales activities, which are recognized on the ultimate closing of the homes to which they relate. Other assets consist primarily of various operating and escrow deposits, land/lot pre-acquisition costs, rebate receivables, investments, income tax receivables, Urban Form assets, and other deferred costs. Build-to-Rent assets consist primarily of land and development costs relating to projects under construction.

The investments recorded in Other assets as of December 31, 2025 consist of equity securities and fixed-maturity securities. Such investments are reported at their estimated fair value with changes in fair value recognized as gains or losses within Other expense, net on the Consolidated statements of operations, pursuant to the fair value option for financial instruments guidance, ASC Topic 825-10, Financial Instruments. As of December 31, 2025, the value of such investments was $59.3 million and the net gain/loss on investment was immaterial to Consolidated statements of operations. We had no similar material investments as of December 31, 2024.

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
The IRLCs meet the definition of a derivative and are reflected on the Consolidated balance sheets at fair value in Prepaid expenses and other assets, net or Accrued expenses and other liabilities based on whether the contracts are in a net gain (asset position) or net loss (liability position), with changes in fair value recognized in Financial Services revenue on the Consolidated statements of operations, in accordance with ASC Topic 815-25, Derivatives and Hedging. We do not meet the criteria for hedge accounting; therefore, we account for these instruments as free-standing derivatives, with changes in fair value recognized in Financial services revenue/expenses on the Consolidated statements of operations in the period in which they occur. Unrealized gains and losses on the IRLCs, reflected as derivative assets or liabilities, are measured based on the fair value of the underlying mortgage loan, quoted Agency MBS prices, estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees. The fair value of the forward loan sales commitment and mandatory delivery commitments being used to hedge the IRLCs and Mortgage loans held for sale not committed to be purchased by investors are based on quoted Agency MBS prices. Refer to Note 14—Mortgage Hedging Activities for additional information.
Other Receivables, net — Other receivables primarily consist of amounts expected to be recovered from various community development, municipality, and utility districts and utility deposits. Allowances are maintained for potential losses based on historical experience, present economic conditions, and other factors considered relevant. Allowances are recorded in Other expense, net, when collectability becomes unlikely. Allowances at December 31, 2025 and 2024 were immaterial.
Investments in Consolidated and Unconsolidated Entities
Consolidated Entities — In the ordinary course of business, we enter into land purchase contracts, lot option contracts and land banking arrangements in order to procure land or lots for the construction of homes. Such contracts give us access to significant lot positions with a minimal initial capital investment and substantially reduce the risk associated with land ownership and development. In accordance with ASC Topic 810, Consolidation, when we enter into agreements to acquire land or lots and pay a non-refundable deposit, we evaluate if a Variable Interest Entity (“VIE”) is created and if we are deemed to have provided subordinated financial support that will absorb some or all of an entity’s expected losses, or rights to residual returns, if they occur. If we are the primary beneficiary of the VIE, we consolidate the VIE and reflect such assets and liabilities as Consolidated real estate not owned and Liabilities attributable to consolidated real estate not owned, respectively, on the Consolidated balance sheets.
Unconsolidated Joint Ventures — We use the equity method of accounting for entities, generally joint ventures with other builders, where we do not have a controlling interest over the operating and financial results of the investee. Our share of net earnings or losses is included in Net income from unconsolidated entities on the Consolidated statements of operations when earned and distributions are credited against our Investments in unconsolidated entities on the Consolidated balance sheets when received.
We evaluate our investments in unconsolidated entities for indicators of impairment semi-annually. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized, if any, is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, stage in its life cycle, intent and ability for us to recover our investment in the entity, financial condition and long-term prospects of the entity, short-term liquidity needs, trends in the general economic environment, entitlement status of the land, overall projected returns on investment, defaults under contracts with third parties (including bank debt), recoverability of the investment through future cash flows and relationships with the other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded. There were no impairment charges related to investments in unconsolidated entities for the years ended December 31, 2025, 2024, and 2023.
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
Buildings: 20 – 40 years
Building and leasehold improvements: 10 years or remaining life of building/lease term if less than 10 years
Furniture, fixtures, and equipment: 5 years
IT equipment: 3 years
Model and sales office improvements: lesser of 3 years or the expected life of the community
Maintenance and repair costs are expensed as incurred.
Depreciation expense was $7.5 million, $11.5 million, and $9.0 million, respectively, for the years ended December 31, 2025, 2024, and 2023. Depreciation expense is recorded in General and administrative expenses in the Consolidated statement of operations.
Goodwill — The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as Goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other ("ASC 350"). ASC 350 requires that goodwill and intangible assets that do not have finite lives not be amortized, but rather assessed for impairment at least annually or more frequently if certain impairment indicators are present. We perform our annual impairment test during the fourth fiscal quarter or whenever impairment indicators are present. For the years ended December 31, 2025, 2024 and 2023, there were no indicators of impairment.
Insurance Costs — We have certain deductible limits for each of our policies under our workers’ compensation, automobile, and general liability insurance policies, and we record expense and liabilities for the estimated costs of potential claims for such policies. Excess liability exposure is aggregated annually and applied in excess of automobile liability, employer’s liability under workers compensation and general liability policies.
Self-Insurance Reserves — We are the parent of Beneva Indemnity Company (“Beneva”), a wholly-owned captive insurance company, which provides insurance coverage for construction defects discovered up to ten years following the close of a home, coverage for premise operations risk, and property damage. We accrue for the expected costs associated with the deductibles and self-insured amounts under our various insurance policies based on historical claims, estimates for claims incurred but not reported, and potential for recovery of costs from insurance and other sources. The estimates are subject to significant variability due to factors such as claim settlement patterns, litigation trends, and the extended period of time in which a construction defect claim might be made after the closing of a home. We also generally require our subcontractors and design professionals to indemnify us and provide evidence of insurance for liabilities arising from their work, subject to certain limitations. Our loss reserves for self-insured claims are based on factors that include an actuarial study for historical and anticipated claims, trends related to similar product types, number of home closings, and geographical areas. We regularly review the reasonableness and adequacy of our reserves and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available. Self-insurance reserves are included in Accrued expenses and other liabilities on the Consolidated balance sheets.
Warranty Reserves — We offer a one year limited warranty to cover various defects in workmanship or materials, a two year limited warranty on certain systems (such as electrical or cooling systems), and a ten year limited warranty on structural defects. We also provide third-party warranty coverage on homes where required by Federal Housing Administration or Veterans Administration lenders. Warranty reserves are established as homes close in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Our warranty is not considered a separate performance obligation in the sales arrangement since it is not priced separately from the home, therefore, it is accounted for in accordance with ASC Topic 450, Contingencies, which states that warranties that are not separately priced are generally accounted for by accruing the estimated costs to fulfill the warranty obligation. As a result, we accrue the estimated costs to fulfill the warranty obligation at the time a home closes, as a component of Cost of home closings on the Consolidated statements of operations.
Employee Benefit Plans — We maintain a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Each eligible employee may elect to make before-tax contributions up to the current tax limits. At December 31, 2025, we match 100% of employees’ voluntary contributions up to 4% of eligible compensation, and 50% for each dollar contributed between 4% and 5% of eligible compensation. We contributed $15.3 million, $14.4 million, and $13.2 million to the 401(k) Plan for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Home and land closings revenue
Under Topic 606, the following steps are applied to determine home closings revenue and land closings revenue recognition:
(1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. Our home sales transactions have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land closings revenue:
•Revenue from home closings is recognized when the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land closings is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is probable, and control of the property transfers to the buyer, which is generally upon the close of escrow.
Amenity and other revenue
We own and operate certain amenities such as golf courses, club houses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced and recorded as revenue on a monthly basis. Revenue from our golf club operations is also included in Amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets from our Urban Form operations and Build-to-Rent operations which is recorded as control transfers to the buyer at transaction close and other criteria of ASC 606 are met. In addition, lease revenue is recognized by Urban Form for commercial and residential leases and Build-to-Rent operations for the rental home leases.
During the year ended December 31, 2025, we sold one Urban Form asset in California and one Build-to-Rent asset in Phoenix, generating $22.8 million and $55.2 million of revenue, respectively, which was recorded in Amenity and other revenue on the Consolidated statements of operations within our Corporate and Unallocated operating and reporting segment. The sale of these assets resulted in $0.9 million and $9.9 million of gross margin for Urban Form and Build-to-Rent, respectively. For the year ended December 31, 2024, we sold two Build-to-Rent projects for an aggregate of $88.4 million in revenue and $6.1 million of gross margin.
Financial services revenue
Mortgage operations and hedging activity related to financial services are not within the scope of Topic 606. Loan origination fees (including title fees, points, and closing costs) are recognized at the time the related real estate transactions are completed, which is usually upon the close of escrow. Generally, loans TMHF originates are sold to third-party investors within a short period of time, on a non-recourse basis. Gains and losses from the sale of mortgages are recognized in accordance with ASC Topic 860-20, Sales of Financial Assets. TMHF does not have continuing involvement with the transferred assets; therefore, we derecognize the mortgage loans at time of sale, based on the difference between the selling price and carrying value of the related loans upon sale, recording a gain/loss on sale in the period of sale. Also included in Financial services revenue/expenses is the realized and unrealized gains and losses from hedging instruments. See "Prepaid Expenses and Other Assets, net — Derivative Assets" above.
Advertising Costs — We expense advertising costs as incurred. For the years ended December 31, 2025, 2024, and 2023, advertising costs were $40.7 million, $33.8 million, and $28.7 million, respectively. Such costs are included in Sales, commissions and other marketing costs on the Consolidated statements of operations.
Recently Issued Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses, which establishes new disclosure requirements for income statement expenses. Under the new guidance, entities must provide greater disaggregation of expenses which includes disclosing the amounts of purchases of inventory, employee compensation, and
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
depreciation included in each relevant expense caption. Entities will also have to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and a definition of selling expenses. ASU 2024-03 can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2027. The adoption of ASU 2024-03 will not impact our Consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which establishes new guidance regarding timing of capitalizing software costs. Under the new guidance, entities are required to start capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 can be applied prospectively or retrospectively and is effective for annual and reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently reviewing the impact the adoption of ASU 2025-06 will have on our consolidated financial statements or disclosures, however we do not expect it to have a material impact.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which lists the disclosures required under ASC 270 and establishes a disclosure principal. The disclosure principal requires entities issuing condensed statements to disclose events occurring since the end of the most recent fiscal year that have a material impact on the entity. ASU 2025-11 can be applied prospectively or retrospectively and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently reviewing the impact the adoption of ASU 2025-11 will have on our consolidated financial statements or disclosures, however we do not expect it to have a material impact.
3. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of common stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$782,500	$883,309	$768,929
Denominator:
Weighted average shares – basic	99,069	104,813	108,424
Restricted stock	767	986	925
Stock options	871	1,047	796
Weighted average shares – diluted	100,707	106,846	110,145
Earnings per common share – basic	$7.90	$8.43	$7.09
Earnings per common share – diluted	$7.77	$8.27	$6.98
The above calculations of weighted average shares exclude 230,870, 120,255, and 303,033 outstanding anti-dilutive stock options and unvested PRSUs and RSUs for the years ended December 31, 2025, 2024, and 2023, respectively.
In addition, 336,935 and 176,725 shares relating to our ASR (refer to Note 10 - Stockholders' Equity) were also anti-dilutive and excluded from the above for the year ended December 31, 2025 and December 31, 2024, respectively. There were no ASR transactions in 2023.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of December 31,
(Dollars in thousands)	2025	2024
Real estate developed and under development	$4,651,588	$4,455,623
Real estate held for development or held for sale (1)	8,975	26,301
Total land inventory	4,660,563	4,481,924
Operating communities (2)	1,231,825	1,524,352
Capitalized interest	154,080	156,613
Total owned inventory	6,046,468	6,162,889
Consolidated real estate not owned	94,195	71,195
Total real estate inventory	$6,140,663	$6,234,084
(1)Real estate held for development or held for sale includes properties which are not in active production.
(2)Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.
We have land option purchase contracts, land banking arrangements and other controlled lot agreements. We do not have title to the assets, and the sellers and their creditors generally only have recourse against us in the form of retaining non-refundable deposits. We are also not legally obligated to purchase the lots except where we have specific performance obligations.
A summary of owned and controlled lots is as follows:

	As of December 31,
	2025	2024
Owned lots:
Undeveloped	14,533	16,345
Under development	8,634	8,774
Finished	12,842	11,599
Total owned lots	36,009	36,718
Controlled lots:
Land option purchase contracts	8,632	9,529
Land banking arrangements	8,498	6,895
Other controlled lots(1)	25,696	33,011
Total controlled lots	42,826	49,435
Total owned and controlled lots	78,835	86,153
Homes in inventory	5,682	7,698
(1)Other controlled lots include single transaction take-downs and lots from our portion of unconsolidated JVs.
Lots which represent homes in progress and completed homes have been excluded from total owned lots. Controlled lots represent lots in which we have a contractual right to acquire real estate, generally through an option contract, land banking arrangement, or a land deposit paid to a seller. Homes in inventory include any lots which have commenced vertical construction.
Capitalized Interest — Interest capitalized, incurred and amortized is as follows:

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Interest capitalized - beginning of period	$156,613	$174,449	$190,123
Interest capitalized	101,567	96,363	119,196
Interest amortized to cost of home closings	(104,100)	(114,199)	(134,870)
Interest capitalized - end of period	$154,080	$156,613	$174,449
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
Summarized, unaudited condensed combined financial information of unconsolidated entities that are accounted for by the equity method are as follows (in thousands):

	As of December 31,
	2025	2024
Assets:
Real estate inventory	$1,597,008	$1,396,887
Other assets	226,356	226,198
Total assets	$1,823,364	$1,623,085
Liabilities:
Debt	$704,825	$576,753
Other liabilities	50,225	69,706
Total liabilities	$755,050	$646,459
Owners’ equity:
TMHC	$486,978	$439,721
Others	581,336	536,905
Total owners’ equity	$1,068,314	$976,626
Total liabilities and owners’ equity	$1,823,364	$1,623,085

	Years ended December 31,
	2025	2024	2023
Revenues	$381,810	$305,057	$158,174
Costs and expenses	(368,449)	(288,473)	(135,007)
Net income from unconsolidated entities	$13,361	$16,584	$23,166
TMHC’s share in net income of unconsolidated entities	$4,867	$6,347	$8,757
Distributions to TMHC from unconsolidated entities	$43,190	$42,627	$10,054
Consolidated Entities — We have several joint ventures for the purpose of real estate development and homebuilding activities, which are VIEs. As the managing member, we oversee the daily operations and have the power to direct the activities of these joint ventures. For this specific subset of joint ventures, based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the risks and rewards of these joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and the entities are consolidated.
Assets and liabilities of the consolidated joint ventures consist of the following (in thousands):

	Years ended December 31,
	2025	2024
Cash and cash equivalents	$36,075	$18,112
Owned real estate inventory	75,050	79,100
Other assets	916	1,447
Total assets of consolidated joint ventures	$112,041	$98,659

Liabilities of consolidated joint ventures(1)	$51,762	$48,488
(1) Liabilities of consolidated joint ventures is primarily comprised of accounts payable and accrued expenses and other liabilities.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Real estate development costs to complete	$77,094	$44,046
Compensation and employee benefits	125,878	174,509
Self-insurance and warranty reserves	227,641	214,105
Interest payable	39,701	32,288
Property and sales taxes payable	30,747	36,575
Other accruals	181,439	130,727
Total accrued expenses and other liabilities	$682,500	$632,250

Self-Insurance and Warranty Reserves — We accrue for the expected costs associated with our limited construction warranty, deductibles and self-insured exposure under our various insurance policies with Beneva. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves. A summary of the changes in reserves are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reserve - beginning of period	$214,105	$184,448	$161,675
Additions to reserves	79,129	82,376	83,226
Cost of claims incurred	(105,564)	(85,454)	(80,646)
Changes in estimates to pre-existing reserves	39,971	32,735	20,193
Reserve - end of period	$227,641	$214,105	$184,448
The increase in the end of period reserves as of December 31, 2025 is a result of year-to-date net losses generated in Beneva. The reserve estimates utilize third-party actuarial assumptions which are based on historical and recent claims data. Both the frequency of the claims and the cost to resolve the claims have increased in recent years, causing increases in reserves.
7. DEBT
Total debt consists of the following (in thousands):

	As of December 31,
	2025			2024
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.875% Senior Notes due 2027	$—	$—	$—	$500,000	$(1,890)	$498,110
6.625% Senior Notes due 2027(1)	—	—	—	27,070	733	27,803
5.75% Senior Notes due 2028	450,000	(1,289)	448,711	450,000	(1,920)	448,080
5.125% Senior Notes due 2030	500,000	(2,906)	497,094	500,000	(3,539)	496,461
5.75% Senior Notes due 2032	525,000	(7,472)	517,528	—	—	—
Senior Notes subtotal	$1,475,000	$(11,667)	$1,463,333	$1,477,070	$(6,616)	$1,470,454
Loans payable and other borrowings	745,169	—	745,169	475,569	—	475,569
Revolving Credit Facility(2)	—	—	—	—	—	—
Mortgage warehouse borrowings	82,605	—	82,605	174,460	—	174,460
Total debt	$2,302,774	$(11,667)	$2,291,107	$2,127,099	$(6,616)	$2,120,483

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(1)Unamortized debt issuance premium is reflective of fair value adjustments as a result of purchase accounting.
(2)Unamortized debt issuance costs are included in Prepaid expenses and other assets, net on the Consolidated balance sheets.
Senior Notes
All of our senior notes (the “Senior Notes”) described below and the related guarantees are senior unsecured obligations and are not subject to registration rights. The indentures governing our senior notes contain covenants that limit our ability to incur debt secured by liens and enter into certain sale and leaseback transactions and contain customary events of default. None of the indentures for the senior notes have financial maintenance covenants. As of December 31, 2025, we were in compliance with all of the covenants under the Senior Notes.
Issuance of 5.75% Senior Notes due 2032 and Tender Offer for and Redemption of the 5.875% Senior Notes due 2027 and Redemption of 6.625% Senior Notes due 2027

In the fourth quarter of 2025, we (i) completed a cash tender offer (“Tender Offer”) to purchase approximately $479.2 million principal amount of the 5.875% Senior Notes due 2027 issued by Taylor Morrison Communities, Inc. (“TM Communities”) (a wholly owned subsidiary of the Company) (the "2027 5.875% Senior Notes") and redeemed the remaining $20.8 million principal amount of the 2027 5.875% Senior Notes and (ii) fully redeemed all $1.63 million principal amount of the 6.625% Senior Notes due 2027 issued by William Lyon Homes, Inc. (an indirect wholly owned subsidiary of the Company) (the "2027 6.625% WLH Notes") and $25.44 million principal amount of the 6.625% Senior Notes due 2027 issued by TM Communities (the "2027 6.625% TM Communities Notes," and together with the 2027 6.625% WLH Notes, the "2027 6.625% Senior Notes"), , in each case, using net proceeds, together with cash on hand, from the issuance of $525.0 million aggregate principal amount of 5.75% Senior Notes due 2032 issued by TM Communities (the “2032 Senior Notes”).

For the 2027 6.625% Senior Notes, the redemption price was equal to 100.0% of the principal amount, plus accrued and unpaid interest to, but excluding the redemption date, November 10, 2025.

For the 2027 5.875% Senior Notes, (i) the purchase price in the Tender Offer was equal to approximately $1,023.07 per $1,000 principal amount of 2027 5.875% Senior Notes purchased in such Tender Offer, plus accrued and unpaid interest to, but excluding the settlement date, November 10, 2025 and (ii) the redemption price was equal to a “make-whole” price of approximately $1,021.98 per $1,000 principal amount of 2027 5.875% Senior Notes redeemed, plus accrued and unpaid interest to, but excluding the redemption date, December 2, 2025. As a result of the early redemption of these notes, we recorded a total net loss on extinguishment of debt of approximately $12.2 million in Loss on extinguishment of debt, net in the Consolidated Statement of Operations for the year ended December 31, 2025.
The 2032 Senior Notes mature on November 15, 2032. The Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The change of control provisions in the indenture governing the 2032 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.
Prior to May 15, 2032, the 2032 Senior Notes are redeemable at a price equal to 100.0% plus a "make-whole" premium for payments through May 15, 2032 (plus accrued interest and unpaid interest). Beginning on May 15, 2032, the 2032 Senior Notes are redeemable at par (plus accrued and unpaid interest).
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
5.125% Senior Notes due 2030
On July 22, 2020, TM Communities issued $500.0 million aggregate principal amount of 5.125% Senior Notes due 2030 (the “2030 Senior Notes"), which mature on August 1, 2030. The 2030 Senior Notes are guaranteed by the same Guarantors that guarantee our other Senior Notes. The change of control provisions in the indenture governing the 2030 Senior Notes are similar to those contained in the indentures governing our other Senior Notes.
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Revolving Credit Facility
On December 22, 2025 we amended and restated our Revolving Credit Facility, resulting in a loss on extinguishment of debt due to the write-off of prepaid unamortized debt issuance costs. A total of $1.1 million of such costs was recorded to Loss on extinguishment of debt, net on the Consolidated statement of operations, for the year ended December 31, 2025. As of December 31, 2024, we had $2.0 million of unamortized debt issuance costs, which are included in Prepaid expenses and other assets, net, on the Consolidated balance sheets.
The amended and restated facility is a Revolving Credit Facility with commitments of and up to $1 Billion and with a maturity date of December 22, 2030 (the "Revolving Credit Facility"). We capitalized $5.2 million of debt issuance costs related to the amended facility, which are included in Prepaid expenses and other assets, net, on the Consolidated balance sheets.
As of December 31, 2025 and December 31, 2024, we had $72.1 million and $52.9 million, respectively, of utilized letters of credit, resulting in $927.9 million and $947.1 million, respectively, of availability. We had no outstanding borrowings as of December 31, 2025 and December 31, 2024.

The Revolving Credit Facility contains certain “springing” financial covenants, requiring us and our subsidiaries to comply with a maximum debt to capitalization ratio of not more than 0.60 to 1.00 and a minimum consolidated tangible net worth level, currently of at least (i) approximately $4.1 billion plus, (ii) 50% of cumulative consolidated net income for each complete fiscal quarter commencing after September 30, 2025, plus (ii) 50% of the cash proceeds of any equity issuance received by Taylor Morrison Home III since September 30, 2025 (subject to certain exceptions and rules set forth in the Revolving Credit Facility. The financial covenants would be in effect for any fiscal quarter during which (a) any loans under the Revolving Credit Facility are outstanding during the last day of such fiscal quarter or on more than five separate days during such fiscal quarter or (b) (i) undrawn letters of credit (except to the extent cash collateralized) issued under the Revolving Credit Facility in an aggregate amount greater than $40.0 million or (ii) unreimbursed letters of credit issued under the Revolving Credit Facility are outstanding on the last day of such fiscal quarter or for more than five consecutive days during such fiscal quarter.
The Revolving Credit Facility contains certain other covenants including, without limitation, limitations on incurrence of liens, the payment of dividends and other distributions, asset dispositions and investments in entities that are not guarantors, limitations on prepayment of subordinated indebtedness and limitations on fundamental changes. The Revolving Credit Facility contains customary events of default, subject to applicable grace periods, including, without limitation, for nonpayment of principal, interest or other amounts, violation of covenants (including financial covenants) breach of representations and warranties in any material respect, cross default and cross acceleration, bankruptcy, material monetary judgments, ERISA events with material adverse effect, invalidity of material guarantees and change of control.
As of December 31, 2025, we were in compliance with all of the covenants under the Revolving Credit Facility.
Mortgage Warehouse Borrowings
The following is a summary of our TMHF mortgage warehouse borrowings:

	As of December 31, 2025
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral(1)
Warehouse B	$—	$60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	44,596	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	14,552	125,000	Daily SOFR + 1.50%	September 2, 2026	Mortgage loans
Warehouse E	23,457	100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Total	$82,605	$410,000
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	As of December 31, 2024
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral(1)
Warehouse A(2)	$—	$—	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse B(2)	2,123	60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	69,008	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	60,176	125,000	Daily SOFR + 1.50%	September 3. 2025(3)	Mortgage loans
Warehouse E	43,153	100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Total	$174,460	$410,000
(1)The mortgage warehouse borrowings outstanding as of December 31, 2025 and 2024, were collateralized by $132.5 million and $207.9 million, respectively, of Mortgage loans held for sale. "SOFR" refers to the Secured Overnight Financing Rate.
(2)During December 2024, Warehouse A's bank was purchased by Warehouse B's bank and created a new facility referred to as Warehouse B. As a result, there was no availability under Warehouse A as of December 31, 2024. Warehouse B has been relabeled and was labeled as Warehouse F in our 2024 Annual Report.
(3)On August 29, 2025, we extended the term of Warehouse D to September 2, 2026
Loans Payable and Other Borrowings
Loans payable and other borrowings as of December 31, 2025 and 2024 consist of project-level debt to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. These borrowings bear interest at rates that ranged from 0% to 11% at each of December 31, 2025 and December 31, 2024, respectively. We impute interest for loans with no stated interest rates.
Future Minimum Principal Payments on Total Debt
Principal maturities of total debt for the year ended December 31, 2025 are as follows (in thousands):

(Dollars in thousands)	Year Ended December 31,
2026	$314,730
2027	103,467
2028	510,631
2029	145,085
2030	636,176
Thereafter	592,685
Total debt	$2,302,774
8. FAIR VALUE DISCLOSURES
ASC Topic 820, Fair Value Measurement, provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:
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
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
During the year ended December 31, 2025, we invested in fixed income funds and equity securities. Fixed income funds consist of investments in diversified portfolios of corporate bonds, U.S. Treasury securities, and other debt instruments. These investments are valued based on the underlying securities’ observable market inputs, including benchmark yields, reported trades of identical or similar securities, issuer spreads, and broker‑quoted prices. Equity securities primarily include investments in publicly traded companies. The fair values of these securities are based on quoted prices in active markets.
There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of December 31, 2025, when compared to December 31, 2024.
The carrying value and fair value of our financial instruments are as follows:

		As of December 31, 2025		As Of December 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$132,512	$132,512	$207,936	$207,936
IRLCs	3	(12,715)	(12,715)	(5,917)	(5,917)
MBSs	2	(1,858)	(1,858)	4,174	4,174
Mortgage warehouse borrowings	2	82,605	82,605	174,460	174,460
Loans payable and other borrowings	2	745,169	745,169	475,569	475,569
5.875% Senior Notes due 2027 (1)	2	—	—	498,110	501,770
6.625% Senior Notes due 2027 (1)	2	—	—	27,803	26,804
5.75% Senior Notes due 2028 (1)	2	448,711	457,956	448,080	446,679
5.125% Senior Notes due 2030 (1)	2	497,094	503,070	496,461	478,455
5.75% Senior Notes due 2032 (1)	2	517,528	539,963	—	—
U.S. Treasury securities	1	27,174	27,174	—	—
Corporate bonds	2	27,159	27,159	—	—
Equity securities	1	4,932	4,932	201	201
(1)Carrying value for Senior Notes, as presented, includes unamortized debt issuance costs or bond premium. Debt issuance costs are not factored into the fair value calculation for the Senior Notes.
Fair value measurements are used for real estate inventory on a nonrecurring basis when events and circumstances indicate that the carrying value of a property is not recoverable. These values are a level 3 in the fair value hierarchy.
The fair value of such inventories are as follows for the periods presented:

(Dollars in thousands)
As of
	March 31,	June 30,	September 30,	December 31,
2025	$75,122	$31,615	$19,473	(1)
2024	(1)	$7,024	(1)	$10,560
(1) No fair value adjustment recorded in period.

TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
9. INCOME TAXES
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current:
Federal	$195,994	$231,758	$196,464
State	46,504	46,902	51,009
Current tax provision	$242,498	$278,660	$247,473
Deferred:
Federal	$7,464	$(8,951)	$(1,003)
State	818	(161)	1,627
Deferred tax provision	$8,282	$(9,112)	$624
Total income tax provision	$250,780	$269,548	$248,097
A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 21% to income before provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025		2024		2023
Tax at federal statutory rate	$218,829	21.0%	$242,785	21.0%	$213,746	21.0%
State income taxes (net of federal benefit)(1)	37,556	3.6	36,891	3.2	41,924	4.1
Tax credits	—	—	(7,701)	(0.7)	(3,976)	(0.4)
Changes in valuation allowances	—	—	—	—	(36,054)	(3.5)
Nontaxable or nondeductible items	(2,610)	(0.3)	(555)	0.0	1,991	0.2
Changes in unrecognized tax benefits	1,714	0.2	—	—	—	—
Other
Capital loss carryforward	—	—	—	—	36,054	3.5
Other adjustments	(4,709)	(0.4)	(1,872)	(0.2)	(5,588)	(0.5)
Effective Rate(2)	$250,780	24.1%	$269,548	23.3%	$248,097	24.4%
(1) State taxes in California and Florida contributed to the majority of the tax effect in this category.
(2) The adoption of ASU 2023-09, Income Taxes has been reflected in our rate reconciliation above including revisions to the presentation of the prior year rate reconciliations for comparative purposes.

Our effective tax rate was 24.1% and 23.3% for the years ended December 31, 2025 and December 31, 2024, respectively. Our effective tax rate for both years was affected by state income taxes, non-deductible executive compensation, and excess tax benefits from stock-based compensation. Additionally, the effective tax rate in 2024 benefitted from certain energy tax credits related to homebuilding activities. We did not pursue the credits in 2025 due to increasing costs to qualify for the credits which outweighed the benefits of obtaining such credits.

We have certain tax attributes available to offset the impact of future income taxes. The components of net deferred tax assets and liabilities at December 31, 2025 and 2024 consisted of timing differences related to real estate inventory
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
impairments, expense accruals and reserves, net operating loss carryforwards, and intangibles. A summary of these components for the years ending December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Real estate inventory	$25,321	$26,483
Accruals and reserves	66,687	73,418
Net operating losses (1)	43,242	48,996
Other (2)	25,962	20,666
Total deferred tax assets	$161,212	$169,563
Deferred tax liabilities:
Intangibles (2)	$(26,516)	$(21,526)
Other (2)	(12,246)	(10,875)
Deferred income	(43,503)	(55,186)
Total Deferred Tax Liabilities	$(82,265)	$(87,587)
Valuation allowance	(4,584)	(5,728)
Total net deferred tax assets	$74,363	$76,248
(1)A portion of our net operating losses is limited by Section 382 of the Internal Revenue Code, stemming from three business acquisitions: 1) the 2011 acquisition of the Company by our former principal equity holders, 2) the 2018 acquisition of AV Homes and 3) the 2022 acquisition of William Lyon Homes. All three acquisitions were deemed to be a change in control as defined by Section 382.
(2)The 2024 deferred tax assets and liabilities have been recast to reflect changes in classifications of certain assets and liabilities for greater clarity in comparison to the classifications reported in 2025. Prior year amounts reported in Real estate inventory and Other deferred tax liabilities have been further broken out into the Intangibles, Other deferred tax assets, and Other deferred tax liabilities categories above.

For the year ended December 31, 2025, we recorded a net valuation allowance of $4.6 million related to certain state deferred taxes which are not expected to be realized. We have approximately $29.7 million of available tax effected federal net operating loss ("NOL") carryforwards and $13.5 million of available tax effected state NOL carryforwards. Federal NOL carryforwards generated prior to January 1, 2018 may be used to offset future taxable income for a period of 20 years or indefinitely and begin to expire in 2029. State NOL carryforwards may be used to offset future taxable income for a period of 10 to 20 years or indefinitely and certain NOLs expire between 2026-2036. On an ongoing basis, we will continue to review all available evidence to determine if we expect to realize our deferred tax assets and federal and state NOL carryovers or if a valuation allowance is necessary.
We account for uncertain tax positions in accordance with ASC 740. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is more likely than not based on the technical merits of the position that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties related to uncertain tax positions are recognized as a component of the income tax provision.

As of December 31, 2025, we had $6.4 million of unrecognized tax benefits related to current and prior tax positions taken on certain deferred temporary differences. If recognized, no amount would impact our effective tax rate. We recognized interest and penalties of $1.7 million as a component of the income tax provision as of December 31, 2025. There were no unrecognized tax benefits, penalties or interest accrued as of December 31, 2024.

A reconciliation of the change in the unrecognized tax benefits is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Unrecognized tax benefits - January 1,	$—	$—
Increases related to positions taken during a current period	1,446	—
Decreases related to positions taken during a current period	—	—
Increases related to positions taken during a prior period	4,986	—
Decreases related to positions taken during a prior period	—	—
Decreases related to settlements with taxing authorities	—	—
Reductions related to lapse of the applicable statute of limitations	—	—
Unrecognized tax benefits - December 31,	$6,432	$—
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The statute of limitations for our major taxing jurisdictions remains open for examination for tax years through 2025. We are currently under exam by the IRS for certain federal income tax returns for tax years 2015 through 2018 and 2021. The outcome of these examinations is not yet determinable, but we believe our tax positions meet the more-likely-than-not threshold.

A reconciliation of taxes paid during 2025, net of refunds received, is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Federal	$252,500	$212,227	$157,229
State
California	*	14,908	16,604
Florida	21,491	14,877	11,350
Other	29,974	22,413	19,091
Subtotal state taxes paid	51,465	52,198	47,045
Total taxes paid	$303,965	$264,425	$204,274
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold
10. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “common stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.
Stock Repurchase Program
On October 23, 2024, our Board of Directors authorized a renewal of the Company’s stock repurchase program which permitted the repurchase of up to $1 billion of the Company’s Common Stock through December 31, 2026. On February 11, 2026, our Board of Directors increased the amount available for future repurchases under our stock repurchase program to $1 billion of the Company’s common stock. This program expires on December 31, 2027 and replaces the prior authorization. Repurchases under the program may occur from time to time through open market purchases, privately negotiated transactions or other transactions. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including prevailing market conditions, our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.
Using the availability under our stock repurchase program, we may enter into ASR agreements. Such agreements require a cash payment, which has generally been $50.0 million for the agreements we have executed. We receive an initial delivery of common stock with an aggregate value of 80% of the repurchase price on the respective repurchase date, with the remaining 20% received (or to be received) at final settlement using a volume-weighted average price calculation in accordance with the terms of each ASR agreement. We accounted for the ASRs as common stock repurchases and forward contracts indexed to our own common stock. We determined that the equity classification criteria was met for the forward contracts; therefore, they were not accounted for as derivative instruments.
The following table summarizes share repurchase activity for the program for the years ended December 31, 2025 and 2024:

(Number of Shares)	2025	2024
Number of shares repurchased with ASR	1,855,411	2,977,494
Other share repurchases(1)	4,597,317	2,630,358
Total amount repurchased	6,452,728	5,607,852
(1) Amount represents shares repurchased under our existing stock repurchase program which are not part of ASRs.

The following table summarizes our spend on share repurchases for the years ended December 31, 2025 and 2024:
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Dollars in thousands)	2025	2024
Amount available for repurchase — beginning of period	$910,093	$494,489
Amount cancelled from expired or unused authorizations	—	(236,799)
Additional amount authorized for repurchase (1)	—	1,000,000
Amount repurchased (2)	(381,016)	(347,597)
Amount available for repurchase — end of period(1)	$529,077	$910,093
(1) On October 23, 2024, the Board of Directors authorized a renewal of the Company's stock repurchase program which permits the repurchase of the Company's common stock through December 31, 2026. On February 11, 2026, the Board of Directors authorized a renewal of the stock repurchase program, permitting repurchases up to $1.0 billion. This program expires on December 31, 2027 and replaces the prior authorization.
(2) Exclusive of the 1% excise tax on shares repurchased
11. STOCK BASED COMPENSATION
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, PRSUs, and other equity-based awards deliverable in shares of our common stock. As of December 31, 2025, we had an aggregate of 4,562,431 shares of common stock available for future grants under the Plan.
The following table provides information regarding the amount and components of stock-based compensation expense, which is included in General and administrative expenses on the Consolidated statements of operations (in thousands):

	Years Ended December 31,
	2025	2024	2023
Restricted stock (1)	$24,668	$17,837	$21,977
Stock options	4,381	4,624	4,118
Total stock compensation	$29,049	$22,461	$26,095
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At December 31, 2025, 2024, and 2023, the aggregate unamortized value of all outstanding stock-based compensation awards was approximately $32.7 million, $29.2 million, and $26.5 million, respectively.
Stock options — Options granted to employees generally vest and become exercisable ratably on the first, second, third, and fourth anniversary of the date of grant. Vesting of the options is subject to continued employment, through the applicable vesting dates, and options expire within ten years from the date of grant.
The following tables summarize stock option activity for the Plan for each year presented:

	Years Ended December 31,
	2025		2024		2023
	Number Of Options	Weighted Average Exercise/ Grant Price	Number Of Options	Weighted Average Exercise/ Grant Price	Number Of Options	Weighted Average Exercise/ Grant Price
Outstanding, beginning	1,956,696	$28.98	2,254,142	$26.84	3,273,258	$23.35
Granted(1)	132,276	62.80	127,513	56.48	359,768	35.18
Exercised	(376,302)	27.88	(414,629)	25.75	(1,252,516)	21.07
Cancelled/forfeited(1)	(20,369)	49.29	(10,330)	31.74	(126,368)	28.29
Balance, ending	1,692,301	$31.62	1,956,696	$28.98	2,254,142	$26.84
Options exercisable, at December 31	1,226,784	$26.42	1,231,352	$24.85	1,133,734	$23.48
(1)Excludes the number of options granted and canceled in the same period.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Unamortized value of unvested stock options (net of estimated forfeitures)	$6,687	$6,999	$7,861
Weighted-average period (in years) expense expected to be recognized	2.5	2.4	2.5
Weighted-average remaining contractual life (in years) for options outstanding	5.5	5.7	6.4
Weighted-average remaining contractual life (in years) for options exercisable	4.7	4.5	4.8
The following table summarizes the weighted-average assumptions and fair value used for stock options grants:

	Years Ended December 31,
	2025	2024	2023
Expected dividend yield	—%	—%	—%
Expected volatility(1)	51.58%	51.60%	50.87%
Risk-free interest rate(1)	4.29%	4.24%	3.90%
Expected term (in years)(1)	6.25	6.25	6.25
Weighted average fair value of options granted during the period	$34.53	$31.02	$14.50
(1)Expected volatility and expected term are based on the historical information of comparable publicly traded homebuilders. Due to the limited number and homogeneous nature of option holders, the expected term was evaluated using a single group. The risk-free rate is based on the U.S. Treasury yield curve for periods equivalent to the expected term of the options on the grant date.
The following table provides information pertaining to the aggregate intrinsic value of options outstanding and exercisable at December 31, 2025, 2024 and 2023:

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Aggregate intrinsic value of options outstanding	$46,607	$63,069	$59,758
Aggregate intrinsic value of options exercisable	$39,812	$44,766	$33,861
The aggregate intrinsic value is based on the market price of our common stock on December 31, 2025, the last trading day in December 2025, which was $58.87, less the applicable exercise price of the underlying options. This value represents the amount that would have been realized as additional paid-in capital if all the option holders had exercised their options on December 31, 2025.
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
The following table summarizes the activity of our PRSUs:

	Years Ended December 31,
	2025	2024	2023
Balance, beginning	617,824	724,123	802,379
Granted	145,468	140,070	229,164
Vested	(245,941)	(244,781)	(245,306)
Forfeited	(19,648)	(1,588)	(62,114)
Balance, ending	497,703	617,824	724,123

	Years Ended December 31,
(Dollars in thousands):	2025	2024	2023
PRSU expense recognized	$9,873	$7,058	$12,619
Unamortized value of PRSUs	$9,343	$8,755	$8,122
Weighted-average period expense is expected to be recognized (in years)	1.8	1.8	1.8
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Non-Performance-Based Restricted Stock Units — Our RSUs consist of shares of our common stock that have been awarded to our employees and members of our Board of Directors. Vesting of RSUs is subject to continued employment with TMHC or continued service on the Board of Directors, as applicable, through the applicable vesting dates. Time-based RSUs granted to employees generally vest ratably over a three to four year period.
Time-based RSUs granted to members of the Board of Directors generally vest on the first anniversary of the grant date.
The following tables summarize the activity of our RSUs:

	Years Ended December 31,
	2025		2024		2023
	Number Of RSUs	Weighted Average Grant Date Fair Value	Number Of RSUs (1)	Weighted Average Grant Date Fair Value	Number Of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning	706,589	$38.90	767,216	$29.87	814,834	$26.74
Granted	321,696	60.52	251,435	57.52	297,317	35.96
Vested	(254,068)	40.37	(305,702)	31.30	(301,359)	27.52
Forfeited	(30,557)	57.20	(6,360)	49.37	(43,576)	29.81
Balance, ending	743,660	$46.99	706,589	$38.90	767,216	$29.87

	Years Ended December 31,
(Dollars in thousands):	2025	2024	2023
RSU expense recognized	$14,795	$10,779	$9,357
Unamortized value of RSUs	$16,630	$13,456	$10,496
Weighted-average period expense is expected to be recognized (in years)	1.8	2.2	1.7
The Plan permits us to withhold from the total number of shares that would otherwise be distributed to a recipient on vesting of an RSU, an amount equal to the number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining RSU shares to the recipient.
12. OPERATING AND REPORTING SEGMENTS
We have multiple homebuilding operating components which are engaged in the business of acquiring and developing land, constructing homes, marketing and selling homes, and providing warranty and customer service. We aggregate our homebuilding operating components into three reporting segments, East, Central, and West, based on similar long-term economic characteristics. The activity from our Build-to-Rent and Urban Form operations are included in our Corporate segment. We also have a Financial Services reporting segment which offers a number of finance-related products and services to our customers through our mortgage lending and title operations.
The Company defines the Chief Operating Decision Maker ("CODM") function as the Chief Executive Officer, the Chief Financial Officer, and the Chief Corporate Operations Officer. On a quarterly basis, the CODM is provided with the financial results and key performance metrics at consolidated and disaggregated levels. The Company’s CODM assesses the segment's performance by using each segment's gross margin and income before income taxes (which includes certain corporate overhead allocations to each homebuilding segment for certain costs such as travel and entertainment and payroll-related costs for the marketing department). The CODM makes company decisions and allocates resources based on the results and performance of the reporting segments.

Our reporting segments are as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Phoenix, Pacific Northwest(1), Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title Services, and Taylor Morrison Insurance Services
(1) During the year ended December 31, 2025, we combined our Portland and Seattle divisions to become Pacific Northwest
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The segment information is consistent with the metrics reviewed in the CODM's package and is as follows (in thousands):

	Year Ended December 31, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$2,816,997	$1,780,460	$3,157,977	$—	$7,755,434	$—	$7,755,434
All other revenue	21,910	23,941	14,382	209,407	269,640	96,406	$366,046
Total revenue	2,838,907	1,804,401	3,172,359	209,407	8,025,074	96,406	8,121,480

Cost of home closings	2,176,900	1,374,183	2,456,924	—	6,008,007	—	$6,008,007
All other cost of revenue	24,672	17,012	15,917	104,618	162,219	81,046	$243,265
Total cost of revenue	2,201,572	1,391,195	2,472,841	104,618	6,170,226	81,046	6,251,272

Home closings gross margin	640,097	406,277	701,053	—	1,747,427	—	$1,747,427

Total gross margin	637,335	413,206	699,518	104,789	1,854,848	15,360	$1,870,208
Sales, commissions and other marketing costs(2)	(177,473)	(121,870)	(149,723)	—	(449,066)	(12,419)	$(461,485)
General and administrative expenses	(45,396)	(32,462)	(46,643)	—	(124,501)	(149,005)	$(273,506)
Net income/(loss) from unconsolidated entities	301	132	(2,915)	12,540	10,058	(5,191)	$4,867
Interest and other (expense)/income, net(3)	(25,363)	(19,455)	(47,845)	1,362	(91,301)	6,584	$(84,717)
Loss on extinguishment of debt	—	—	—	—	—	(13,324)	(13,324)
Income before income taxes	$389,404	$239,551	$452,392	$118,691	$1,200,038	$(157,995)	$1,042,043
(1)Includes the activity from our Build-To-Rent and Urban Form operations
(2)Includes corporate marketing expense allocations
(3)Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Year Ended December 31, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$2,826,628	$1,969,381	$2,959,210	$—	$7,755,219	$—	$7,755,219
All other revenue	52,908	24,514	27,607	199,459	304,488	108,429	412,917
Total revenue	2,879,536	1,993,895	2,986,817	199,459	8,059,707	108,429	8,168,136

Cost of home closings	2,065,218	1,485,968	2,312,557	—	5,863,743	—	5,863,743
All other cost of revenue	43,604	20,825	34,569	108,592	207,590	112,591	320,181
Total cost of revenue	2,108,822	1,506,793	2,347,126	108,592	6,071,333	112,591	6,183,924

Home closings gross margin	761,410	483,413	646,653	—	1,891,476	—	1,891,476

Total gross margin	770,714	487,102	639,691	90,867	1,988,374	(4,162)	1,984,212
Sales, commissions and other marketing costs(2)	(169,270)	(131,997)	(146,909)	—	(448,176)	(7,916)	(456,092)
General and administrative expenses	(47,888)	(34,501)	(46,514)	—	(128,903)	(185,503)	(314,406)
Net (loss)/income from unconsolidated entities	—	(51)	(28)	8,915	8,836	(2,489)	6,347
Interest and other (expense)/income, net(3)	(771)	(16,087)	(6,646)	2,112	(21,392)	(42,551)	(63,943)
Income before income taxes	$552,785	$304,466	$439,594	$101,894	$1,398,739	$(242,621)	$1,156,118
(1)Includes the assets from our Build-To-Rent and Urban Form operations
(2)Includes corporate marketing expense allocations
(3)Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects

	Year Ended December 31, 2023
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$2,619,322	$1,935,500	$2,604,035	$—	$7,158,857	$—	$7,158,857
All other revenue	55,308	28,765	1,414	160,312	$245,799	13,175	258,974
Total revenue	2,674,630	1,964,265	2,605,449	160,312	7,404,656	13,175	7,417,831

Cost of home closings	1,900,833	1,443,490	2,107,078	—	5,451,401	—	5,451,401
All other cost of revenue	52,478	24,846	2,053	93,989	173,366	9,991	183,357
Total cost of revenue	1,953,311	1,468,336	2,109,131	93,989	5,624,767	9,991	5,634,758

Home closings gross margin	718,489	492,010	496,957	—	1,707,456	—	1,707,456

Total gross margin	721,319	495,929	496,318	66,323	1,779,889	3,184	1,783,073
Sales, commissions and other marketing costs(2)	(145,943)	(128,914)	(136,522)	—	(411,379)	(6,755)	(418,134)
General and administrative expenses	(39,381)	(29,893)	(42,306)	—	(111,580)	(168,993)	(280,573)
Net (loss)/income from unconsolidated entities	—	(98)	(217)	9,148	8,833	(76)	8,757
Interest and other expense, net(3)	(73,205)	(7,608)	3,981	—	(76,832)	1,842	(74,990)
Loss on extinguishment of debt	—	—	—	—	—	(295)	(295)
Income before income taxes	$462,790	$329,416	$321,254	$75,471	$1,188,931	$(171,093)	$1,017,838
(1)Includes the assets from our Build-To-Rent and Urban Form operations
(2)Includes corporate marketing expense allocations
(3)Interest and other (expense)/income, net includes pre-acquisition write-offs of terminated projects
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	As of December 31, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,471,115	$1,177,184	$2,853,054	$—	$6,501,353	$—	$6,501,353
Investments in unconsolidated entities	97,679	206,571	75,473	5,483	385,206	101,772	486,978
Other assets	226,288	272,770	581,059	227,218	1,307,335	1,542,131	2,849,466
Total assets	$2,795,082	$1,656,525	$3,509,586	$232,701	$8,193,894	$1,643,903	$9,837,797
(1)Includes the assets from our Build-To-Rent and Urban Form operations

	As of December 31, 2024
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,389,791	$1,296,272	$2,847,689	$—	$6,533,752	$—	$6,533,752
Investments in unconsolidated entities	86,378	164,434	94,864	5,483	351,159	88,562	439,721
Other assets	173,489	225,846	610,212	297,107	1,306,654	1,017,004	2,323,658
Total assets	$2,649,658	$1,686,552	$3,552,765	$302,590	$8,191,565	$1,105,566	$9,297,131
(1)Includes the assets from our Build-To-Rent and Urban Form operations
13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.5 billion and $1.4 billion at December 31, 2025 and December 31, 2024, respectively. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of December 31, 2025 will be drawn upon.
Purchase Commitments — We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our ongoing routine business. We have a number of land purchase option contracts and land banking agreements for the right to purchase land or lots at a future point in time on predetermined terms. We do not have title to the property and the property owners and its creditors generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for assets under these contracts was $3.4 billion at December 31, 2025 and $1.9 billion at December 31, 2024.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At December 31, 2025 and 2024, our legal accruals were $53.3 million and $49.1 million, respectively. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the recorded accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity)
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 8   |   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
("Avatar"), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violated various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). The class action complaint sought an injunction to prohibit future collection of club membership fees. On November 2, 2021, the court determined that the club membership fees were improper and that plaintiffs were entitled to $35.0 million in fee reimbursements. We appealed the court’s ruling to the Sixth District Court of Appeal (the "District Court") on November 29, 2021, and the plaintiffs agreed to continue to pay club membership fees pending the outcome of the appeal. On June 23, 2023, the District Court affirmed the trial court judgment in a split decision, with three separate opinions. Recognizing the potential “far-reaching effects on homeowners associations throughout the State,” the District Court certified a question of great public importance to the Florida Supreme Court, and we filed a notice to invoke the discretionary review of the Florida Supreme Court. On November 2, 2023, the Florida Supreme Court declined to exercise jurisdiction. Following the Florida Supreme Court’s decision, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal, and pre- and post-judgment interest. The Court held evidentiary hearings on July 29 and 30, 2024 with respect to the plaintiffs' claims for additional pre-judgment interest and legal fees and heard closing argument on August 13, 2024. On November 4, 2024, the Tenth Judicial Circuit Court for Polk County, Florida issued an order granting the plaintiffs’ motion for attorneys’ fees and taxable costs and denied their motion for pre-judgment interest at a rate higher than the Florida statutory rate. The Court awarded plaintiffs $22.5 million for attorneys' fees, $0.6 million for pre-judgment interest at the statutory rate of 9.46%, and $0.6 million for reimbursement of taxable costs. We filed a notice of appeal and have recorded an accrual with respect to our estimated liability for the plaintiffs' legal fees and costs for this matter, which is reflected in our legal accruals as of December 31, 2025.
After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar arrangements. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. The case was recently transferred to the Business Court and assigned to a new judge. The trial, which was originally scheduled to commence in the first quarter of 2026, has been postponed until further order of the court. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of December 31, 2025.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instruments as of the periods presented:

	As of
	December 31, 2025		December 31, 2024
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(12,715)	$261,341	$(5,917)	$233,881
MBSs	(1,858)	561,000	4,174	405,000
Total	$(14,573)		$(1,743)
(1)The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $276.6 million and $246.1 million at December 31, 2025 and 2024, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above include mandatory and best effort loans that have been locked and approved by underwriting.
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
ITEM 9 | CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A | CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation as of December 31, 2025, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our reports filed or submitted with the SEC.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this Annual Report. The consolidated financial statements have been prepared in conformity with GAAP and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2025. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report, has issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Taylor Morrison Home Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Taylor Morrison Home Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 9A   |   CONTROLS AND PROCEDURES
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 18, 2026
TAYLOR MORRISON HOME CORPORATION 10-K

ITEM 9B   |   OTHER INFORMATION
ITEM 9B | OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C | DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
TAYLOR MORRISON HOME CORPORATION 10-K

Part III

	88	ITEM 10.	Directors, Executive Officers and Corporate Governance

	88	ITEM 11.	Executive Compensation

	88	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	89	ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

	89	ITEM 14.	Principal Accountant Fees and Services

ITEM 10   |   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 10 | DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4), and (d)(5), and 408(b) of Regulation S-K will be set forth in our 2026 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025 (the “Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the Proxy Statement is incorporated herein by this reference. All references to the Proxy Statement in this Part III are exclusive of the information set forth under the captions “Audit Committee Report.”
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
The following table provides information with respect to the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan as amended and restated as of May 26, 2022, (the “Equity Plan”) under which our equity securities are authorized for issuance as of December 31, 2025.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)		Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights (B)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)
Equity compensation plans approved by security holders(1)	2,933,664	(2)	$31.62	(3)	4,562,431	(4)
Equity compensation plans not approved by security holders	—		—		—
(1)The Equity Plan is currently our only compensation plan pursuant to which our equity is awarded.
(2)Column (A) includes 1,241,363 shares of our common stock underlying outstanding time-based vesting and performance-based vesting restricted stock units (“RSUs” or "restricted stock") and outstanding deferred stock units (“DSUs”). Amount assumes achievement of the target level of performance in respect of RSUs that are subject to performance-based vesting conditions. Because there is no exercise price associated with RSUs, such equity awards are not included in the weighted-average exercise price calculation in column (B).
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
TAYLOR MORRISON HOME CORPORATION 10-K

Part IV

	91	Item 15.	Exhibits and Financial Statement Schedules

	93	Item 16.	Form 10-K Summary

ITEM 15   |   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
ITEM 15 | EXHIBITS AND FINANCIAL
STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION

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

4.2
First Supplemental Indenture, dated as of February 6, 2020, to the Indenture, dated as of August 1, 2019, among Taylor Morrison Communities, Inc., the guarantors party thereto and U.S. Bank National Association (included as Exhibit 4.7 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on February 11, 2020, and incorporated herein by reference).

4.3
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

4.4
Indenture, dated as of November 10, 2025, by and among Taylor Morrison Communities, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee, including the form of 5.750% Senior Notes due 2032 (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K, filed on November 10, 2025, and incorporated herein by reference).

4.5
Specimen Class A Common Stock Certificate of Taylor Morrison Home Corporation (included as Exhibit 4.1 to Taylor Morrison Home Corporation’s Registration Statement on Form 8-A12B/A, filed on June 10, 2019, and incorporated herein by reference).

4.6
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

10.2†	Form of Indemnification Agreement (included as Exhibit 10.2 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025).
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

10.7.2†
Second Amendment to Amended and Restated Employment Agreement, dated October 20, 2025, between Taylor Morrison, Inc. and Sheryl D. Palmer (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 22, 2025, and incorporated herein by reference).

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

10.10*†	Employment Agreement, dated May 16, 2025, between Taylor Morrison, Inc. and Todd Merrill.
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

10.16
Amendment and Restatement Agreement dated as of December 22, 2025 to the Amended and Restated Credit Agreement dated as of March 11, 2022, among Taylor Morrison Communities, Inc., Taylor Morrison Home III Corporation, Taylor Morrison Holdings, Inc., Taylor Morrison Finance, Inc., lenders party thereto, Citibank, N.A., as administrative agent under the existing credit agreement and Wells Fargo Bank, National Association, as successor administrative agent (included as Exhibit 10.1 to Taylor Morrison Home Corporation’s Current Report on Form 8-K filed on December 23, 2025, and incorporated herein by reference).

10.17†
Form of Profit Sharing Restricted Stock Unit Agreement for use with the 2013 Taylor Morrison Home Corporation Omnibus Equity Award Plan (included as Exhibit 10.17 to Taylor Morrison Home Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025).

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

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (and contained in Exhibit 101).
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

DATE: February 18, 2026
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

SIGNATURE	TITLE	DATE

/s/ Peter Lane
Peter Lane	Director	February 18, 2026

/s/ Anne L. Mariucci
Anne L. Mariucci	Director	February 18, 2026

/s/ David Merritt
David Merritt	Director	February 18, 2026

/s/ Heather Ostis
Heather Ostis	Director	February 18, 2026

/s/ Andrea Owen
Andrea Owen	Director	February 18, 2026

/s/ Denise Warren
Denise Warren	Director	February 18, 2026

/s/ Christopher Yip
Christopher Yip	Director	February 18, 2026
TAYLOR MORRISON HOME CORPORATION 10-K