Form 10-Q
period 2026-03-31
Taylor Morrison Home Corp
filed 2026-04-22
CIK 1562476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2026
Common stock, $0.00001 par value	93,427,654

TAYLOR MORRISON HOME CORPORATION

Part I		FINANCIAL INFORMATION
	2	ITEM 1.	Financial Statements of Taylor Morrison Home Corporation (Unaudited)
	2		Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025
	3		Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025
	4		Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025
	6		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025
	7		Notes to the Unaudited Condensed Consolidated Financial Statements
	22	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	35	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
	36	ITEM 4.	Controls and Procedures

Part II		OTHER INFORMATION
	37	ITEM 1.	Legal Proceedings
	37	ITEM 1A.	Risk Factors
	38	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	38	ITEM 3.	Defaults Upon Senior Securities
	38	ITEM 4.	Mine Safety Disclosures
	38	ITEM 5.	Other Information
	40	ITEM 6.	Exhibits

	41	SIGNATURES
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$652,933	$850,037
Restricted cash	500	1,194
Total cash	653,433	851,231
Real estate inventory:
Owned inventory	6,138,036	6,046,468
Consolidated real estate not owned	100,527	94,195
Total real estate inventory	6,238,563	6,140,663
Land deposits	388,277	360,690
Mortgage loans held for sale	139,001	132,512
Lease right of use assets	63,073	60,800
Prepaid expenses and other assets, net	530,473	566,670
Other receivables, net	269,835	241,678
Investments in unconsolidated entities	483,011	486,978
Deferred tax assets, net	74,363	74,363
Property and equipment, net	268,773	259,015
Goodwill	663,197	663,197
Total assets	$9,771,999	$9,837,797
Liabilities and stockholders' equity
Accounts payable	$255,352	$251,641
Accrued expenses and other liabilities	586,138	682,500
Lease liabilities	72,822	71,525
Income taxes payable	8,333	8,146
Customer deposits	154,527	125,029
Estimated development liabilities	4,365	4,365
Senior notes, net	1,463,865	1,463,333
Loans payable and other borrowings	787,061	745,169
Revolving credit facility borrowings	—	—
Mortgage warehouse facilities borrowings	90,855	82,605
Liabilities attributable to consolidated real estate not owned	100,527	94,195
Total liabilities	3,523,845	3,528,508
COMMITMENTS AND CONTINGENCIES (Note 13)
Total stockholders’ equity	6,248,154	6,309,289
Total liabilities and stockholders’ equity	$9,771,999	$9,837,797
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Home closings revenue, net	$1,311,421	$1,830,068
Land closings revenue	14,479	4,261
Financial services revenue, net	49,264	51,193
Amenity and other revenue	11,928	10,497
Total revenue	1,387,092	1,896,019
Cost of home closings	1,049,700	1,391,360
Cost of land closings	12,002	3,489
Financial services expenses	24,451	28,321
Amenity and other expenses	10,301	9,575
Total cost of revenue	1,096,454	1,432,745
Gross margin	290,638	463,274
Sales, commissions and other marketing costs	89,876	109,076
General and administrative expenses	58,971	67,548
Net income from unconsolidated entities	(2,877)	(1,975)
Interest expense, net	11,155	8,499
Other expense, net	2,831	1,557
Income before income taxes	130,682	278,569
Income tax provision	30,253	64,838
Net income before allocation to non-controlling interests	100,429	213,731
Net income attributable to non-controlling interests	(1,804)	(265)
Net income	$98,625	$213,466
Earnings per common share:
Basic	$1.03	$2.11
Diluted	$1.01	$2.07
Weighted average number of shares of common stock:
Basic	96,033	101,245
Diluted	97,530	103,017
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data, unaudited)
For the three months ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Treasury Stock		Stockholders' Equity
	Shares	Amount	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
Balance — December 31, 2025	96,536,827	$1	$3,114,898	66,272,459	$(2,000,527)	$5,176,353	$2,597	$15,967	$6,309,289
Net income	—	—	—	—	—	98,625	—	1,804	100,429
Other comprehensive income(1)	—	—	—	—	—	—	(352)	—	(352)
Exercise of stock options and issuance of restricted stock units, net(2)	409,129	—	(7,570)	—	—	—	—	—	(7,570)
Repurchase of common stock(3)	(2,457,073)	—	—	2,457,073	(150,805)	—	—	—	(150,805)
Stock compensation expense	—	—	6,560	—	—	—	—	—	6,560
Distributions to non-controlling interests of consolidated joint ventures	—	—	—	—	—	—	—	(9,397)	(9,397)
Balance – March 31, 2026	94,488,883	$1	$3,113,888	68,729,532	$(2,151,332)	$5,274,978	$2,245	$8,374	$6,248,154
(1) Dollar amount relates to post-retirement benefits adjustments, net of tax.
(2) Dollar amount includes $2.9 million of stock options exercised netted with the value of shares withheld for taxes on the issuance of restricted stock units.
(3) Dollar amount includes an incremental amount related to the 1% excise tax on share repurchases.
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
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income before allocation to non-controlling interests	$100,429	$213,731
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net income from unconsolidated entities	(2,877)	(1,975)
Stock compensation expense	6,560	7,785
Distributions of earnings from unconsolidated entities	4,577	3,096
Depreciation and amortization	10,735	9,021
Lease expense	5,000	4,945
Debt issuance costs amortization	800	665
Inventory impairment charges	8,182	14,878
Changes in operating assets and liabilities:
Real estate inventory and land deposits	(127,337)	(79,943)
Mortgage loans held for sale, prepaid expenses and other assets	(6,083)	(46,004)
Customer deposits	29,498	3,567
Accounts payable, accrued expenses and other liabilities	(40,102)	(117,349)
Income taxes payable	187	64,814
Net cash (used in)/provided by operating activities	$(10,431)	$77,231
Cash Flows from Investing Activities:
Purchase of property and equipment	(9,963)	(8,513)
Distributions of capital from unconsolidated entities	8,750	—
Investments of capital into unconsolidated entities	(6,483)	(36,592)
Purchase of fixed-maturity securities	(15,727)	—
Proceeds from sale and maturities of fixed-maturity securities	6,285	—
Purchase of equity securities	(995)	—
Net cash used in investing activities	$(18,133)	$(45,105)
Cash Flows from Financing Activities
Repayments on loans payable and other borrowings	(9,618)	—
Borrowings on mortgage warehouse facilities	531,191	854,722
Repayments on mortgage warehouse facilities	(522,941)	(853,441)
Changes in stock option exercises and issuance of restricted stock units, net	(7,570)	(5,663)
Payment of principal portion of finance lease	(1,321)	(1,321)
Repurchase of common stock, net	(149,578)	(135,093)
Cash and distributions to non-controlling interests of consolidated joint ventures	(9,397)	(393)
Net cash used in financing activities	$(169,234)	$(141,189)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	$(197,798)	$(109,063)
Cash, Cash Equivalents, and Restricted Cash — Beginning of period	851,231	487,166
Cash, Cash Equivalents, and Restricted Cash — End of period	$653,433	$378,103
Supplemental Cash Flow Information
Income taxes paid, net	$677	$(24)
Supplemental Non-Cash Investing and Financing Activities:
Loans payable issued to sellers in connection with land purchase contracts	$76,886	$220
Change in consolidated real estate not owned	$6,332	$55,200
Accrual of excise tax on share repurchases	$(1,227)	$(1,023)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
TAYLOR MORRISON HOME CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Description of the Business — Taylor Morrison Home Corporation (“TMHC”), through its subsidiaries (together with TMHC referred to herein as “we,” “our,” “the Company” and “us”), owns and operates a residential homebuilding business and is a land developer. We operate in the states of Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North and South Carolina, Oregon, Texas, and Washington. We provide a collection of new homes across a wide range of price points to appeal to a variety of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry-level, move-up, and resort lifestyle buyers. We are the general contractors for all real estate projects and engage subcontractors for home construction and land development. Our homebuilding segments operate under the Taylor Morrison and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. We also provide financial services to customers through our wholly owned subsidiaries including mortgage services through Taylor Morrison Home Funding (“TMHF”), title and escrow services through Inspired Title Services, LLC ("Inspired Title"), and homeowner’s insurance policies through Taylor Morrison Insurance Services (“TMIS”). Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are managed as four reportable segments: East, Central, West, and Financial Services.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation — The accompanying unaudited Condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). In the opinion of management, the accompanying unaudited Condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.
Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited Condensed consolidated financial statements and accompanying notes. Significant estimates include real estate development costs to complete, valuation of real estate, valuation of goodwill, valuation of equity awards, valuation allowance on deferred tax assets, and reserves for warranty and self-insured risks. Actual results could differ from those estimates.
Real Estate Inventory — Inventory consists of raw land, land under development, homes under construction, completed homes, and model homes, all of which are stated at lower of cost or estimated fair value. In addition to direct carrying costs, we capitalize interest, real estate taxes, and related development costs that benefit an entire community, such as field construction supervision and related direct overhead. Home vertical construction costs are accumulated and charged to Cost of home closings when revenue is recognized using the specific identification method. Land acquisition, development, interest, and real estate taxes are capitalized and allocated generally using the relative sales value method. Generally, all overhead costs relating to purchasing, vertical construction, and construction utilities are considered inventory overhead costs and allocated on a per unit basis. These costs are capitalized to inventory beginning with the start of development through construction completion. Changes in estimated costs to be incurred in a community are generally allocated to the remaining project on a prospective basis.
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
We assess the recoverability of our inventory in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360, Property, Plant, and Equipment ("Topic 360"). We review our real estate inventory for indicators of impairment on a community-level basis during each reporting period. If indicators of impairment are present for a community, an undiscounted cash flow analysis is generally prepared in order to determine if the carrying value of the assets in that community exceeds the estimated undiscounted cash flows. Generally, if the carrying value of the assets exceeds their estimated undiscounted cash flows, the assets are potentially impaired, requiring a fair value analysis. Our determination of
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
fair value is primarily based on a discounted cash flow model which includes projections and estimates relating to sales prices, construction costs, sales pace, and other factors. However, in certain circumstances, fair value can also be determined through other methods, such as appraisals, contractual purchase offers, and other third-party opinions of value. Changes in these expectations may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. For the three months ended March 31, 2026, we recorded $8.2 million of inventory impairment charges relating to certain communities in our West and East reporting segments. For the three months ended March 31, 2025, we recorded $14.9 million of inventory impairment charges relating to certain communities in our East reporting segment. These impairments are primarily driven by price reductions as a result of various discounts and incentives. Impairment charges relating to real estate inventory are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.
Assets Held for Sale - Real estate or inventory assets are considered held for sale once it is determined that all six criteria in accordance with Topic 360 have been met. Real estate and inventory assets held for sale are reported at the lower of carrying value or estimated fair value, less estimated costs to sell. Depending on the type of asset, the estimated fair value is generally based on appraisal, sales listing agreements, purchase and sales agreements, letters of intent, broker price opinions, recent offers received, prices for assets in recent comparable sales transactions, other third-party estimates, or cash flow analyses. Impairment losses on real estate or inventory assets held for sale are recognized when the carrying value is greater than the estimated fair value, less estimated costs to sell. For each of the three months ended March 31, 2026 and 2025, we had no fair value adjustments for land held for sale. Adjustments for land held for sale are recorded within Cost of land closings on the unaudited Condensed consolidated statements of operations.

In some locations where we act as a developer, we occasionally purchase land that includes commercially zoned parcels or areas designated for school or government use, which we typically sell to commercial developers or municipalities. We also sell residential lots or land parcels to manage our land and lot supply on larger tracts of land.
Land Banking Arrangements — As a method of acquiring land in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources, we transfer our right under certain specific performance agreements to entities owned by third parties (“land banking arrangements”). These entities use equity contributions from their owners and/or incur debt to finance the acquisition and development of the land. We incur interest expense and fees on these arrangements. We capitalize qualifying interest costs to inventory during the development and construction periods with the remainder expensed and included in Interest expense, net on the unaudited Condensed consolidated statements of operations. These lots are considered controlled, however we are not legally obligated to purchase lots under these agreements and would forfeit any existing deposits and could be subject to financial and other penalties if the lots are not purchased. We do not have an ownership interest in these entities or title to their assets and do not guarantee their liabilities. As such, these entities are not consolidated. These land banking arrangements help us manage the financial and market risk associated with land holdings which are not included in the unaudited Condensed consolidated balance sheets.
A summary of land banking agreements related to our home building operations is as follows:

	As of
(Dollars in millions)	March 31, 2026	December 31, 2025
Lots under land banking agreements	10,002	8,498
Aggregate purchase price	$1,792.8	$1,687.8
Exposure to loss	$245.5	$211.7
During the year ended December 31, 2025, we entered into a land banking arrangement related to our Build-to-Rent operations. This land banking agreement is similar to our other land banking agreements, however the land seller for our Build-to-Rent land banking agreement finances both construction and land development.
A summary of land banking agreements related to our Build-to-Rent operations is as follows:

	As of
(Dollars in millions)	March 31, 2026	December 31, 2025
Build-to-Rent lots under land banking agreements	4,476	4,325
Build-to-Rent aggregate purchase price	$980.2	$935.2
Build-to-Rent exposure to loss	$53.5	$43.6

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Property and Equipment, net — Property and equipment, net consists of the following for the periods presented:

	As of
(Dollars in thousands)	March 31, 2026	December 31, 2025
Build-to-Rent	$103,701	$93,796
Urban Form	85,199	85,998
Other	79,873	79,221
Total property and equipment, net	$268,773	$259,015

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
Home and Land closings revenue
Under Topic 606, the following steps are applied to determine home closings revenue and land closings revenue recognition:
(1) identify the contract(s) with our customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. Our home sales transactions, have one contract, with one performance obligation, with each customer to build and deliver the home purchased (or develop and deliver land). Based on the application of the five steps, the following summarizes the timing and manner of home and land closings revenue:
•Revenue from closings is recognized when the buyer has made the required minimum down payment, obtained necessary financing, the risks and rewards of ownership are transferred to the buyer, and we have no continuing involvement with the property, which is generally upon the close of escrow. Revenue is reported net of any discounts and incentives.
•Revenue from land closings is recognized when a significant down payment is received, title passes and collectability of the receivable, if any, is probable, and control of the property transfers to the buyer, which is generally upon the close of escrow.
Amenity and other revenue
We own and operate certain community amenities such as golf courses, clubhouses, and fitness centers, which require us to provide club members with access to the facilities in exchange for the payment of club dues. We collect club dues and other fees from club members, which are invoiced and recorded as revenue on a monthly basis. Revenue from our golf club operations is also included in Amenity and other revenue. Amenity and other revenue also includes revenue from the sale of assets from our Urban Form operations and Build-to-Rent operations which is recorded as control transfers to the buyer at transaction close and other criteria of ASC Topic 606 are met. For each of the three months ended March 31, 2026 and 2025, we had no asset sales relating to these operations. In addition, lease revenue is recognized by Urban Form for commercial and residential leases and by Build-to-Rent operations for the rental home leases.
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
Recently Issued Accounting Pronouncements
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses, which establishes new disclosure requirements for income statement expenses. Under the new guidance, entities must provide greater disaggregation of expenses which includes disclosing the amounts of purchases of inventory, employee compensation, and depreciation included in each relevant expense caption. Entities will also have to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, the total amount of selling expenses, and a definition of selling expenses. This ASU can be applied prospectively or retrospectively and is effective for the annual reporting period ending December 31, 2027. The adoption of ASU 2024-03 will not impact our consolidated financial statements but we are currently reviewing the impact that it may have on our footnote disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which establishes new guidance regarding timing of capitalizing software costs. Under the new guidance, entities are required to start capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 can be applied prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently reviewing the impact the adoption of ASU 2025-06 will have on our consolidated financial statements and disclosures, however we do not expect it to have a material impact.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which lists the disclosures required under ASC 270 and establishes a disclosure principle. The disclosure principle requires entities issuing condensed statements to disclose events occurring since the end of the most recent fiscal year that have a material impact on the entity. ASU 2025-11 can be applied prospectively or retrospectively and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently reviewing the impact the adoption of ASU 2025-11 will have on our consolidated financial statements and disclosures, however we do not expect it to have a material impact.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to the potential dilution that could occur if all outstanding dilutive equity awards to issue shares of common stock were exercised or settled.
The following is a summary of the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$98,625	$213,466
Denominator:
Weighted average shares – basic	96,033	101,245
Restricted stock units	712	804
Stock options	785	968
Weighted average shares – diluted	97,530	103,017
Earnings per common share – basic	$1.03	$2.11
Earnings per common share – diluted	$1.01	$2.07
The above calculations of weighted average shares exclude 302,828 and 186,988 of anti-dilutive stock options and unvested performance and non-performance restricted stock units ("RSUs") for the three months ended March 31, 2026 and 2025, respectively.
In addition, 173,261 shares relating to our accelerated share repurchase programs were also anti-dilutive and excluded from the above for the three months ended March 31, 2025. There were no accelerated share repurchase transactions in the three months ended March 31, 2026.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
4. REAL ESTATE INVENTORY
Inventory consists of the following:

	As of
(Dollars in thousands)	March 31, 2026	December 31, 2025
Real estate developed and under development	$4,751,438	$4,651,588
Real estate held for development or held for sale (1)	12,812	8,975
Total land inventory	4,764,250	4,660,563
Operating communities (2)	1,207,986	1,231,825
Capitalized interest	165,800	154,080
Total owned inventory	6,138,036	6,046,468
Consolidated real estate not owned	100,527	94,195
Total real estate inventory	$6,238,563	$6,140,663
(1) Real estate held for development or held for sale includes properties which are not in active production.
(2) Operating communities consist of all vertical construction costs relating to homes in progress and completed homes.
We have land option purchase contracts, land banking arrangements, and other controlled lot agreements. We do not have title to the assets, and the sellers and their creditors generally only have recourse against us in the form of retaining non-refundable deposits. We are also not legally obligated to purchase the lots except where we have specific performance obligations.
A summary of owned and controlled lots is as follows:

	As of
	March 31, 2026	December 31, 2025
Owned lots:
Undeveloped	15,732	14,533
Under development	8,000	8,634
Finished	12,950	12,842
Total owned lots	36,682	36,009
Controlled lots:
Land option purchase contracts	6,193	8,632
Land banking arrangements	10,002	8,498
Other controlled lots(1)	22,749	25,696
Total controlled lots	38,944	42,826
Total owned and controlled lots	75,626	78,835
Homes in inventory	5,785	5,682
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

Capitalized Interest — Interest capitalized, incurred and amortized is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest capitalized - beginning of period	$154,080	$156,613
Interest capitalized	30,392	27,868
Interest amortized to cost of home closings	(18,672)	(24,773)
Interest capitalized - end of period	$165,800	$159,708

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

	As of
	March 31, 2026	December 31, 2025
Assets:
Real estate inventory	$1,593,536	$1,597,008
Other assets	251,983	226,356
Total assets	$1,845,519	$1,823,364
Liabilities and owners’ equity:
Debt	$722,717	$704,825
Other liabilities	63,959	50,225
Total liabilities	$786,676	$755,050
Owners’ equity:
TMHC	$483,011	$486,978
Others	575,832	581,336
Total owners’ equity	$1,058,843	$1,068,314
Total liabilities and owners’ equity	$1,845,519	$1,823,364

	Three Months Ended March 31,
	2026	2025
Revenue	$120,057	$93,587
Costs and expenses	(112,111)	(88,362)
Net income	$7,946	$5,225
TMHC’s share in net income from unconsolidated entities	$2,877	$1,975
Distributions to TMHC from unconsolidated entities	$13,327	$3,096
Consolidated Entities
We have several joint ventures for the purpose of real estate development and homebuilding activities, which are variable interest entities ("VIEs"). As the managing member, we oversee the daily operations and have the power to direct the activities of these joint ventures. For this specific subset of joint ventures, based upon the allocation of income and loss per the applicable joint venture agreements and certain performance guarantees, we have potentially significant exposure to the
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
risks and rewards of these joint ventures. Therefore, we are the primary beneficiary of these joint venture VIEs, and the entities are consolidated.
Assets and liabilities of the consolidated joint ventures consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$15,212	$36,075
Owned real estate inventory	77,404	75,050
Other assets	841	916
Total assets of consolidated joint ventures	$93,457	$112,041

Liabilities of consolidated joint ventures(1)	$53,077	$51,762
(1) Liabilities of consolidated joint ventures is primarily comprised of accounts payable and accrued expenses and other liabilities.
6. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Real estate development costs to complete	$53,816	$77,094
Compensation and employee benefits	66,806	125,878
Self-insurance and warranty reserves	205,439	227,641
Interest payable	35,451	39,701
Property and sales taxes payable	35,011	30,747
Other accruals	189,615	181,439
Total accrued expenses and other liabilities	$586,138	$682,500

Self-Insurance and Warranty Reserves – We accrue for the expected costs associated with our limited warranty, deductibles and self-insured exposure under our various insurance policies within Beneva Indemnity Company, a wholly owned subsidiary. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that actual costs could differ from those reserved and such differences could be material, resulting in a change in future estimated reserves. A summary of the changes in reserves are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Reserve - beginning of period	$227,641	$214,105
Additions to reserves	13,953	15,571
Claims paid	(28,545)	(18,909)
Changes in estimates to pre-existing reserves	(7,610)	1,716
Reserve - end of period	$205,439	$212,483

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
7. DEBT
Total debt consists of the following (in thousands):

	As of
	March 31, 2026			December 31, 2025
	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value	Principal	Unamortized Debt Issuance (Costs)/ Premium	Carrying Value
5.75% Senior Notes due 2028	450,000	(1,131)	448,869	450,000	(1,289)	448,711
5.125% Senior Notes due 2030	500,000	(2,748)	497,252	500,000	(2,906)	497,094
5.75% Senior Notes due 2032	525,000	(7,256)	517,744	525,000	(7,472)	517,528
Senior Notes subtotal	$1,475,000	$(11,135)	$1,463,865	$1,475,000	$(11,667)	$1,463,333
Loans payable and other borrowings	787,061	—	787,061	745,169	—	745,169
Revolving Credit Facility(1)	—	—	—	—	—	—
Mortgage warehouse facilities borrowings	90,855	—	90,855	82,605	—	82,605
Total debt	$2,352,916	$(11,135)	$2,341,781	$2,302,774	$(11,667)	$2,291,107
(1) Unamortized debt issuance costs related to the Revolving Credit Facility are included in the Prepaid expenses and other assets, net on the unaudited Condensed consolidated balance sheets.

Debt Instruments
Excluding the debt instruments discussed below, the terms governing all other debt instruments listed in the table above have not substantially changed from December 31, 2025. For information regarding such instruments, refer to Note 7 - Debt to the Consolidated financial statements in our Annual Report. As of March 31, 2026, we were in compliance with all of the covenants in the debt instruments listed in the table above.

Revolving Credit Facility
Our Revolving Credit Facility (the "Revolving Credit Facility") has a capacity of $1 Billion and a maturity date of December 22, 2030. As of March 31, 2026 and December 31, 2025, we had $5.5 million and $5.2 million, respectively, of unamortized debt issuance costs. As of March 31, 2026 and December 31, 2025, we had $94.8 million and $72.1 million, respectively, of utilized letters of credit, resulting in $905.2 million and $927.9 million, respectively, of availability. During the quarter ended March 31, 2026, we amended our Revolving Credit Facility to increase the total capacity of letters of credit to $400.0 million. We had no outstanding borrowings under our Revolving Credit Facility as of March 31, 2026 and December 31, 2025.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Mortgage Warehouse Facilities Borrowings
The following is a summary of our Mortgage warehouse facilities borrowings (in thousands):

	As of March 31, 2026
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse A(2)	—	100,000	Term SOFR + 1.45%	March 5, 2027	Mortgage loans
Warehouse B	$14,056	$60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	10,759	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	45,408	75,000	Daily SOFR + 1.50%	September 2, 2026	Mortgage loans
Warehouse E	20,632	100,000	Term SOFR + 1.50%	on demand	Mortgage loans
	$90,855	$460,000

	As of December 31, 2025
Facility	Amount Drawn	Facility Amount	Interest Rate(1)	Expiration Date	Collateral (1)
Warehouse B	—	60,000	Term SOFR + 1.70%	on demand	Mortgage loans
Warehouse C	44,596	125,000	Term SOFR + 1.50%	on demand	Mortgage loans
Warehouse D	14,552	125,000	Daily SOFR + 1.50%	September 2, 2026	Mortgage loans
Warehouse E	$23,457	$100,000	Term SOFR + 1.60%	on demand	Mortgage loans
Total	$82,605	$410,000
(1) The Mortgage warehouse facilities borrowings outstanding as of March 31, 2026 and December 31, 2025 were collateralized by $139.0 million and $132.5 million, respectively, of Mortgage loans held for sale. "SOFR" refers to the Secured Overnight Financing Rate.
(2)Mortgage Warehouse A was established on March 6, 2026.

Loans Payable and Other Borrowings
Loans payable and other borrowings as of March 31, 2026 and December 31, 2025 consist of project-level debt due to various land sellers and financial institutions for specific communities. Project-level debt is generally secured by the land that was acquired and the principal payments generally coincide with corresponding project lot closings or a principal reduction schedule. These borrowings bear interest at rates that ranged from 0% to 10% at March 31, 2026 and 0% to 11% at December 31, 2025. We impute interest for loans with no stated interest rates.
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
The fair value of our Mortgage loans held for sale is derived from negotiated rates with partner lending institutions. The fair value of derivative assets and liabilities includes interest rate lock commitments (“IRLCs”) and mortgage backed securities (“MBS”). The fair value of IRLCs is based on the value of the underlying mortgage loans, quoted MBS prices and the probability that the mortgage loan will fund within the terms of the IRLCs. We estimate the fair value of the forward sales commitments based on quoted MBS prices. The fair value of our Mortgage warehouse facilities borrowings and loans payable and other borrowings approximate carrying value due to their short term nature and variable interest rate terms. The fair value of our senior notes is derived from quoted market prices by independent dealers in markets that are not active.
Fixed income funds consist of investments in diversified portfolios of corporate bonds and U.S. Treasury securities. These investments are valued based on the underlying securities’ observable market inputs, including benchmark yields, reported trades of identical or similar securities, issuer spreads, and broker-quoted prices. Equity securities primarily include investments in publicly traded companies. The fair values of these securities are based on quoted prices in active markets.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
There were no changes to or transfers between the levels of the fair value hierarchy for any of our financial instruments as of March 31, 2026, when compared to December 31, 2025.
The carrying value and fair value of our financial instruments are as follows:

		March 31, 2026		December 31, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Description:
Mortgage loans held for sale	2	$139,001	$139,001	$132,512	$132,512
IRLCs	3	(23,541)	(23,541)	(12,715)	(12,715)
MBSs	2	5,840	5,840	(1,858)	(1,858)
Mortgage warehouse facilities borrowings	2	90,855	90,855	82,605	82,605
Loans payable and other borrowings	2	787,061	787,061	745,169	745,169
5.75% Senior Notes due 2028 (1)	2	448,869	451,494	448,711	457,956
5.125% Senior Notes due 2030 (1)	2	497,252	493,780	497,094	503,070
5.75% Senior Notes due 2032 (1)	2	517,744	524,806	517,528	539,963
U.S. Treasury securities	1	29,144	29,144	27,174	27,174
Corporate bonds	2	34,511	34,511	27,159	27,159
Equity securities	1	5,686	5,686	4,932	4,932
(1) Carrying value for senior notes, as presented, includes unamortized debt issuance costs and premiums. Debt issuance costs are not factored into the fair value calculation for the senior notes.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair value of such inventories as of March 31, 2026 was $53.0 million. As of December 31, 2025, the fair value for such inventories was not determined as there were no events or circumstances that indicated their carrying value was not recoverable. These values are a level 3 in the fair value hierarchy.
9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 was 23.2%, compared to 23.3% for the same period in 2025. For the three months ended March 31, 2026, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, excess tax benefits from share-based compensation, and non-deductible executive compensation.

We had $6.4 million of unrecognized tax benefits as of March 31, 2026 and December 31, 2025 related to prior tax positions taken on certain deferred temporary differences. If recognized, no amount would impact our effective tax rate. We recognized interest and penalties of $0.2 million and $1.7 million as a component of the income tax provision for the three months ended March 31, 2026 and December 31, 2025, respectively.
10. STOCKHOLDERS’ EQUITY
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), and 50,000,000 shares of preferred stock, par value $0.00001 per share.
Stock Repurchase Program
On February 11, 2026, our Board of Directors authorized a renewal of the Company's stock repurchase program which permits the repurchase up to $1.0 billion of the Company’s Common Stock from the renewal date through December 31, 2027. Repurchases under the program may occur from time to time through open market purchases, privately negotiated transactions or other transactions.

For the three months ended March 31, 2026 and 2025, we repurchased 2,457,073 and 2,243,995 shares under our share repurchase program, respectively.
The following table summarizes our spend on share repurchases for the periods presented:
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Amount available for repurchase — beginning of period	$529,077	$910,093
Amount cancelled from expired or unused authorizations	(516,934)	—
Additional amount authorized for repurchase	1,000,000	—
Amount repurchased(1)	(149,578)	(135,093)
Amount available for repurchase — end of period	$862,565	$775,000
(1) Exclusive of the 1% excise tax on shares repurchased
11. STOCK BASED COMPENSATION
Equity-Based Compensation
In April 2013, we adopted the Taylor Morrison Home Corporation 2013 Omnibus Equity Award Plan (the “Plan”). The Plan was most recently amended and restated in May 2022. The Plan provides for the grant of stock options, RSUs, performance-based restricted stock units (“PRSUs”), and other equity-based awards deliverable in shares of our Common Stock. As of March 31, 2026, we had an aggregate of 4,319,429 shares of Common Stock available for future grants under the Plan.
The following table provides the outstanding balance of RSUs, PRSUs, and stock options as of March 31, 2026:

	RSUs and PRSUs		Stock Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Exercise Price Per Share
Balance at March 31, 2026	1,111,287	$55.07	1,593,636	$31.65
The following table provides information regarding the amount and components of stock-based compensation expense, all of which is included in General and administrative expenses in the unaudited Condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs (1)	$5,688	$6,712
Stock options	872	1,073
Total stock compensation expense	$6,560	$7,785
(1) Includes compensation expense related to time-based RSUs and PRSUs.
At March 31, 2026 and December 31, 2025, the aggregate unrecognized value of all outstanding stock-based compensation awards was approximately $54.6 million and $32.7 million, respectively.
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
The Company defines the Chief Operating Decision Maker ("CODM") function as the Chief Executive Officer, the Chief Financial Officer, and the Chief Corporate Operations Officer. On a quarterly basis, the CODM is provided with the financial results and key performance metrics at consolidated and disaggregated levels. The Company's CODM assesses each segment's performance by using each segment's total gross margin and income before income taxes (which includes certain corporate overhead allocations to each homebuilding segment for certain costs such as travel and entertainment and payroll-related costs for the marketing department). The CODM makes company decisions and allocates resources based on the results and performance of the reporting segments.
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
Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity. The segment information is consistent with the metrics reviewed by the CODM and is as follows (in thousands):

	Three Months Ended March 31, 2026
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$469,061	$271,158	$571,202	$—	$1,311,421	$—	$1,311,421
All other revenue	20,402	158	867	49,264	70,691	4,980	75,671
Total revenue	489,463	271,316	572,069	49,264	1,382,112	4,980	1,387,092

Cost of home closings	365,950	217,030	466,720	—	1,049,700	—	1,049,700
All other cost of revenue	18,184	74	765	24,451	43,474	3,280	46,754
Total cost of revenue	384,134	217,104	467,485	24,451	1,093,174	3,280	1,096,454

Home closings gross margin	103,111	54,128	104,482	—	261,721	—	261,721

Total gross margin	105,329	54,212	104,584	24,813	288,938	1,700	290,638
Sales, commissions and other marketing costs(2)	(35,030)	(22,675)	(30,475)	—	(88,180)	(1,696)	(89,876)
General and administrative expenses	(13,593)	(8,509)	(11,618)	—	(33,720)	(25,251)	(58,971)
Net (loss)/income from unconsolidated entities	(1,355)	(74)	(71)	4,578	3,078	(201)	2,877
Interest and other (expense)/income, net(3)	(4,947)	(7,349)	(14,852)	319	(26,829)	12,843	(13,986)
Income before income taxes	$50,404	$15,605	$47,568	$29,710	$143,287	$(12,605)	$130,682
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income includes pre-acquisition write-offs of terminated projects.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

	Three Months Ended March 31, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Home closings revenue, net	$625,714	$477,494	$726,860	$—	$1,830,068	$—	$1,830,068
All other revenue	6,098	3,721	888	51,193	61,900	4,051	65,951
Total revenue	631,812	481,215	727,748	51,193	1,891,968	4,051	1,896,019

Cost of home closings	473,553	361,657	556,150	—	1,391,360	—	1,391,360
All other cost of revenue	6,288	2,950	932	28,321	38,491	2,894	41,385
Total cost of revenue	479,841	364,607	557,082	28,321	1,429,851	2,894	1,432,745

Home closings gross margin	152,161	115,837	170,710	—	438,708	—	438,708

Total gross margin	151,971	116,608	170,666	22,872	462,117	1,157	463,274
Sales, commissions and other marketing costs(2)	(39,383)	(30,190)	(36,052)	—	(105,625)	(3,451)	(109,076)
General and administrative expenses	(11,996)	(8,081)	(11,937)	—	(32,014)	(35,534)	(67,548)
Net income/(loss) from unconsolidated entities	—	58	(49)	3,096	3,105	(1,130)	1,975
Interest and other (expense)/income, net(3)	(4,088)	(3,837)	(5,254)	340	(12,839)	2,783	(10,056)
Income before income taxes	$96,504	$74,558	$117,374	$26,308	$314,744	$(36,175)	$278,569
(1) Includes the activity from our Build-To-Rent and Urban Form operations.
(2) Includes corporate marketing expense allocations.
(3) Interest and other (expense)/income includes pre-acquisition write-offs on terminated projects.

	As of March 31, 2026
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,591,838	$1,208,053	$2,826,949	$—	$6,626,840	$—	$6,626,840
Investments in unconsolidated entities	91,324	211,112	73,440	5,563	381,439	101,572	483,011
Other assets	219,526	239,225	588,303	246,872	1,293,926	1,368,222	2,662,148
Total assets	$2,902,688	$1,658,390	$3,488,692	$252,435	$8,302,205	$1,469,794	$9,771,999
(1) Includes the assets from our Build-To-Rent and Urban Form operations.

	As of December 31, 2025
	East	Central	West	Financial Services	Operating and Reporting Segment Subtotal	Corporate and Unallocated(1)	Total
Real estate inventory and land deposits	$2,471,115	$1,177,184	$2,853,054	$—	$6,501,353	$—	$6,501,353
Investments in unconsolidated entities	97,679	206,571	75,473	5,483	385,206	101,772	486,978
Other assets	226,288	272,770	581,059	227,218	1,307,335	1,542,131	2,849,466
Total assets	$2,795,082	$1,656,525	$3,509,586	$232,701	$8,193,894	$1,643,903	$9,837,797
(1) Includes the assets from our Build-To-Rent and Urban Form operations.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds — We are committed, under various letters of credit and surety bonds, to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds under these arrangements totaled $1.5 billion as of both March 31, 2026 and December 31, 2025. Although significant development and construction activities have been completed related to these site improvements, the bonds are generally not released until all development and construction activities are completed. We do not believe that it is probable that any outstanding bonds as of March 31, 2026 will be drawn upon.
Purchase Commitments —We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our ongoing routine business. We have a number of land purchase option contracts and land banking agreements for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the property owner and its creditors generally have no recourse to the Company. Our exposure with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits. The aggregate purchase price for assets under these contracts was $3.4 billion at each of March 31, 2026 and December 31, 2025.
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
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss can be reasonably estimated. At March 31, 2026 and December 31, 2025, our legal accruals were $43.4 million and $53.3 million, respectively, which is included in Accrued expenses and other liabilities on the unaudited Condensed consolidated balance sheets. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. Predicting the ultimate resolution of the pending matters, the related timing, or the eventual loss associated with these matters is inherently difficult. Accordingly, the liability arising from the ultimate resolution of any matter may exceed the estimate reflected in the accrued liabilities relating to such matter. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.
On April 26, 2017, a class action complaint was filed in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida by Norman Gundel, William Mann, and Brenda Taylor against Avatar Properties, Inc., (an acquired AV Homes entity) ("Avatar"), generally alleging that our collection of club membership fees in connection with the use of one of our amenities in our East homebuilding segment violated various laws relating to homeowner associations and other Florida-specific laws (the "Solivita litigation"). As previously disclosed, in connection with the Solivita litigation, we paid $64.7 million to the plaintiffs during the quarter ended December 31, 2023, which included the amount of the trial court’s judgment, club membership fees received during the pendency of our appeal of the trial court's judgment, and pre- and post-judgment interest. The court further awarded plaintiffs $22.5 million for attorneys' fees, $0.6 million for pre-judgment interest, and $0.6 million for reimbursement of taxable costs, which we had appealed. On February 20, 2026, Avatar entered into a settlement agreement with the plaintiffs pursuant to which Avatar agreed to pay plaintiffs $22.6 million to resolve all remaining claims relating to this matter (the “Settlement”). Pending the court’s approval of the Settlement, we have recorded an accrual with respect to our estimated liability for the plaintiffs' legal fees and costs for this matter, which is reflected in our legal accruals as of March 31, 2026. In connection with the Settlement, Avatar also entered into a purchase and sale agreement with the Solivita homeowner association pursuant to which Avatar agreed to sell the Solivita homeowner association the amenity at issue (the “Amenity Sale”). The Settlement is subject to the closing of the Amenity Sale and court approval, which are expected to occur later this year.

After reviewing our amenity arrangements in our Florida communities to determine whether such arrangements might subject the Company to liability in light of the outcome of the Solivita litigation described above, we identified one additional community with similar arrangements. On August 13, 2020, Slade Chelbian, a resident of our Bellalago community in Kissimmee, Florida, filed a purported class action suit against Avatar, AV Homes, Inc. and Taylor Morrison Home Corporation in the Circuit Court of the Ninth Circuit in and for Osceola County, Florida, generally alleging that Avatar cannot earn profits from community members for use of club amenities where membership in the club is mandatory for all residents and failure to pay club membership fees could result in the foreclosure of their homes by Avatar. The case was recently transferred to the Business Court and assigned to a new judge. The trial is currently scheduled for the first quarter of 2027. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, as previously disclosed we have recorded an accrual for our estimated liability for this matter, which is reflected in our legal accruals as of March 31, 2026.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 1. FINANCIAL STATEMENTS
Leases — Our leases primarily consist of office space, construction trailers, model home leasebacks, a ground lease, equipment, and storage units. We assess each of these contracts to determine whether the arrangement contains a lease as defined by ASC 842, Leases. Lease obligations were $72.8 million and $71.5 million as of March 31, 2026 and December 31, 2025, respectively. We recorded lease expense of approximately $5.0 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively, within General and administrative expenses on our unaudited Condensed consolidated statements of operations.
14. MORTGAGE HEDGING ACTIVITIES
The following summarizes derivative instruments as of the periods presented:

	As of
	March 31, 2026		December 31, 2025
(Dollars in thousands)	Fair Value	Notional Amount (1)	Fair Value	Notional Amount (1)
IRLCs	$(23,541)	$464,259	$(12,715)	$261,341
MBSs	5,840	870,000	(1,858)	561,000
Total	$(17,701)		$(14,573)
(1) The notional amounts in the table above include mandatory and best effort mortgages, that have been locked and approved.
Total commitments to originate loans approximated $490.0 million and $276.6 million as of March 31, 2026 and December 31, 2025, respectively. This amount represents the commitments to originate loans that have been locked and approved by underwriting. The notional amounts in the table above includes mandatory and best effort loans that have been locked and approved by underwriting.
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
Forward-Looking Statements
This quarterly report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business and operations strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “can,” “could,” “might,” “project” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in the Company's Annual Report and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although we believe that these forward-looking statements are based upon reasonable assumptions and currently available information, you should be aware that many factors, including those described under the heading “Risk Factors” in the Annual Report and in our subsequent filings with the SEC, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Our principal business is residential homebuilding and the development of lifestyle communities with operations across 12 states. We provide a collection of homes across a wide range of price points to appeal to a variety of consumer groups. We design, build and sell single and multi-family detached and attached homes in traditionally high growth markets for entry-level, move-up, and resort lifestyle buyers. Our homebuilding segments operate under the Taylor Morrison and Esplanade brand names. We also have a “Build-to-Rent” homebuilding business which operates under the Yardly brand name. In addition, we provide financial services to customers through our wholly owned mortgage subsidiary, TMHF, title services through our wholly owned title services subsidiary, Inspired Title, and homeowner’s insurance policies through our insurance agency, TMIS. For reporting purposes, TMHC and Taylor Morrison Communities, Inc. are substantially similar, with no material differences. Our business is organized into multiple homebuilding operating components, and a financial services component, all of which are organized as four reportable segments: East, Central, West and Financial Services, as follows:

East	Atlanta, Charlotte, Jacksonville, Naples, Orlando, Raleigh, Sarasota, and Tampa
Central	Austin, Dallas, Denver, Houston, and Indianapolis
West	Bay Area, Las Vegas, Pacific Northwest, Phoenix, Sacramento, and Southern California
Financial Services	Taylor Morrison Home Funding, Inspired Title, and Taylor Morrison Insurance Services
As of March 31, 2026, we employed approximately 2,800 full-time equivalent persons. Of these, approximately 2,350 were engaged in corporate and homebuilding operations, and the remaining approximately 450 were engaged in financial services.
Factors Affecting Comparability of Results
For the three months ended March 31, 2026 and 2025, we recognized $8.2 million and $14.9 million in inventory impairment charges, respectively. Inventory impairment charges are recorded to Cost of home closings on the unaudited Condensed consolidated statements of operations.
For the three months ended March 31, 2026 and 2025, we recognized $5.6 million and $0.9 million in pre-acquisition abandonment charges, respectively for projects we are no longer pursuing. These charges are recorded to Other expense, net on the unaudited Condensed consolidated statements of operations.
Regulatory Update
With housing reform rising to the forefront of both the Administration's and Congress’ agendas, the regulatory landscape affecting the homebuilding industry continues to evolve. During the first quarter, the Senate proposed legislation aimed at limiting institutional ownership of single-family homes. While it is unclear whether this legislation is intended to include ownership of single-parcel horizontal apartment communities similar to our Yardly projects, we have engaged in active conversations with policymakers in an effort to clarify the exclusion of such communities from any final legislation and/or rulemaking. We remain committed to working constructively with policymakers at all levels to support housing supply and availability; however, there can be no assurance that such engagement will result in favorable policy outcomes or prevent the adoption of measures that could adversely affect our business.
First Quarter 2026 Highlights (all comparisons are of the current quarter to the prior year quarter, unless otherwise indicated):

•Home closings revenue, net of $1.3 billion
◦2,268 closings at an average sales price of $578,000
•Home closings gross margin of 20.0%; adjusted home closings gross margin of 20.6%
•SG&A ratio of 11.4% of home closings revenue
•Net sales orders of 2,914 at an average selling price of $603,000
◦Monthly net sales pace of 2.7 per community
◦Sales order backlog of 3,465 homes with a sales value of $2.3 billion
•75,626 homebuilding lots owned and controlled; 51% controlled off balance sheet
•Homebuilding land and development investment during the first quarter of $503 million
•Repurchased approximately 2.5 million common shares for $150 million
•Total liquidity of approximately $1.6 billion, inclusive of $653 million of cash
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Statements of Operations Data:
Home closings revenue, net	$1,311,421	$1,830,068
Land closings revenue	14,479	4,261
Financial services revenue, net	49,264	51,193
Amenity and other revenue	11,928	10,497
Total revenue	1,387,092	1,896,019
Cost of home closings	1,049,700	1,391,360
Cost of land closings	12,002	3,489
Financial services expenses	24,451	28,321
Amenity and other expenses	10,301	9,575
Total cost of revenue	1,096,454	1,432,745
Gross margin	290,638	463,274
Sales, commissions and other marketing costs	89,876	109,076
General and administrative expenses	58,971	67,548
Net income from unconsolidated entities	(2,877)	(1,975)
Interest expense, net	11,155	8,499
Other expense, net	2,831	1,557
Income before income taxes	130,682	278,569
Income tax provision	30,253	64,838
Net income before allocation to non-controlling interests	100,429	213,731
Net income attributable to non-controlling interests	(1,804)	(265)
Net income	$98,625	$213,466
Home closings gross margin	20.0%	24.0%
Sales, commissions and other marketing costs as a percentage of home closings revenue, net	6.9%	6.0%
General and administrative expenses as a percentage of home closings revenue, net	4.5%	3.7%
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

EBITDA and adjusted EBITDA are non-GAAP financial measures that measure performance by adjusting net income before allocation to non-controlling interests to exclude, as applicable, interest expense/(income), net, amortization of capitalized interest, income tax provision, depreciation and amortization to calculate EBITDA. Adjusted EBITDA further excludes non-cash compensation expense, if any, real estate and inventory impairment charges, impairment of investments in unconsolidated entities, pre-acquisition abandonment charges, unique and unusual warranty charges, gains/losses on land transfers to joint ventures, extinguishment of debt, net and legal reserves or settlements that the Company deems not to be in the ordinary course of business, in each case, as applicable in a given period.

Net homebuilding debt to capitalization ratio is a non-GAAP financial measure we calculate by dividing (i) total debt, plus unamortized debt issuance costs/(premium), net, and less mortgage warehouse borrowings, net of unrestricted cash and cash equivalents (“net homebuilding debt”), by (ii) total capitalization (the sum of net homebuilding debt and total stockholders’ equity).

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
A reconciliation of adjusted net income, adjusted earnings per common share, adjusted income before income taxes and related margin, adjusted home closings gross margin, EBITDA, adjusted EBITDA, and ratio of net homebuilding debt to total capitalization to the comparable GAAP measures follows. For purposes of our presentation of our non-GAAP financial measures for the quarter ended March 31, 2025, such measures have been recast to include certain adjustments being presented in the quarter ended March 31, 2026 that were previously deemed immaterial in the prior period.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income and Adjusted Earnings Per Common Share

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Net income	$98,625	$213,466
Inventory impairment charges	8,182	14,878
Pre-acquisition abandonment charges	5,591	927
Tax impact of non-GAAP reconciling items	(3,189)	(3,679)
Adjusted net income	$109,209	$225,592
Basic weighted average number of shares	96,033	101,245
Adjusted earnings per common share - Basic	$1.14	$2.23
Diluted weighted average number of shares	97,530	103,017
Adjusted earnings per common share - Diluted	$1.12	$2.19
Adjusted Income Before Income Taxes and Related Margin

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Income before income taxes	$130,682	$278,569
Inventory impairment charges	8,182	14,878
Pre-acquisition abandonment charges	5,591	927
Adjusted income before income taxes	$144,455	$294,374
Total revenue	$1,387,092	$1,896,019
Income before income taxes margin	9.4%	14.7%
Adjusted income before income taxes margin	10.4%	15.5%
Adjusted Home Closings Gross Margin

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Home closings revenue, net	$1,311,421	$1,830,068
Cost of home closings	1,049,700	1,391,360
Home closings gross margin	$261,721	$438,708
Inventory impairment charges	8,182	14,878
Adjusted home closings gross margin	$269,903	$453,586
Home closings gross margin as a percentage of home closings revenue	20.0%	24.0%
Adjusted home closings gross margin as a percentage of home closings revenue	20.6%	24.8%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EBITDA and Adjusted EBITDA Reconciliation

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income before allocation to non-controlling interests	$100,429	$213,731
Interest expense, net	11,155	8,499
Amortization of capitalized interest	18,672	24,773
Income tax provision	30,253	64,838
Depreciation and amortization	2,535	1,696
EBITDA	$163,044	$313,537
Non-cash compensation expense	6,560	7,785
Inventory impairment charges	8,182	14,878
Pre-acquisition abandonment charges	5,591	927
Adjusted EBITDA	$183,377	$337,127
Total revenue	$1,387,092	$1,896,019
Net income before allocation to non-controlling interests as a percentage of total revenue	7.2%	11.3%
EBITDA as a percentage of total revenue	11.8%	16.5%
Adjusted EBITDA as a percentage of total revenue	13.2%	17.8%

Debt to Capitalization Ratios Reconciliation

(Dollars in thousands)	As of March 31, 2026	As of December 31, 2025	As of March 31, 2025
Total debt	$2,341,781	$2,291,107	$2,083,599
Plus: unamortized debt issuance costs, net	11,135	11,667	6,177
Less: mortgage warehouse facilities borrowings	(90,855)	(82,605)	(175,741)
Total homebuilding debt	$2,262,061	$2,220,169	$1,914,035
Total stockholders' equity	6,248,154	6,309,289	5,957,524
Total capitalization	$8,510,215	$8,529,458	$7,871,559
Total homebuilding debt to capitalization ratio	26.6%	26.0%	24.3%
Total homebuilding debt	2,262,061	2,220,169	1,914,035
Less: cash and cash equivalents	(652,933)	(850,037)	(377,815)
Net homebuilding debt	$1,609,128	$1,370,132	$1,536,220
Total stockholders' equity	$6,248,154	$6,309,289	$5,957,524
Total capitalization	$7,857,282	$7,679,421	$7,493,744
Net homebuilding debt to capitalization ratio	20.5%	17.8%	20.5%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Ending Active Selling Communities

	As of March 31,		Change
	2026	2025
East	148	137	8.0%
Central	97	94	3.2%
West	111	113	(1.8%)
Total	356	344	3.5%
The total ending active selling communities increased 3.5% at March 31, 2026 when compared to March 31, 2025, primarily driven by our East and Central segments. The East and Central segments had multiple community openings, including master planned communities, whereas the West closed-out several higher paced communities in certain markets.
Net Sales Orders

	Three Months Ended March 31,
	Net Sales Orders (1)			Sales Value (1)			Average Selling Price
(Dollars in thousands)	2026	2025	Change	2026	2025	Change	2026	2025	Change
East	1,155	1,391	(17.0)%	$652,435	$721,027	(9.5)%	$565	$518	9.1%
Central	736	867	(15.1%)	342,865	449,363	(23.7%)	466	518	(10.0)%
West	1,023	1,116	(8.3%)	762,348	828,905	(8.0%)	745	743	0.3%
Total	2,914	3,374	(13.6%)	$1,757,648	$1,999,295	(12.1%)	$603	$593	1.7%
(1) Net sales orders and sales value represent the number and dollar value, respectively, of new sales contracts executed with customers, net of cancellations.

Net sales orders decreased 13.6% for the three months ended March 31, 2026 compared to the same period in the prior year. Net sales orders for the three months ended March 31, 2024 and 2025 were the highest first quarter net orders in the Company's history. We believe since the second quarter of 2025, macro economic factors such as tariffs, elevated mortgage interest rates, and inflation, have increased consumer apprehension, and negatively impacted net sales orders. The more recent geopolitical events in the first quarter of 2026 such as the war with Iran and potential increase in the prices of petroleum-based products further contributed to homebuyer apprehension. Entry-level and move-up buyers are typically impacted more by such events compared to our resort lifestyle buyers. Net sales orders from entry-level and move-up buyers decreased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, whereas net sales orders for the resort lifestyle buyers increased during the same comparative period. Furthermore, our communities across all segments saw a decline in community traffic. In response to these challenges, we continue to offer our buyers various incentives, discounts, and financing programs to drive sales orders. The decrease in average selling price in our Central region is primarily due to higher spec home sales compared to to-be-built home sales.

Sales Order Cancellations

	Cancellation Rate(1)
	Three Months Ended March 31,
	2026	2025
East	10.2%	10.4%
Central	10.5%	9.2%
West	9.5%	13.0%
Total Company	10.0%	11.0%
(1) Cancellation rate represents the number of canceled sales orders divided by gross sales orders.
The total company cancellation rate decreased for the three months ended March 31, 2026 compared to the same period in the prior year. We believe our sales incentives and financing programs which cater to each buyer's individual needs contributed the overall stable cancellation rate. We believe the decrease in the West region was partially due to a 7%
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in the average customer deposit. A higher deposit can deter a homebuyer from canceling as they are generally non-refundable.
Sales Order Backlog

	As of March 31,
	Sold Homes in Backlog (1)			Sales Value			Average Selling Price
(Dollars in thousands)	2026	2025	Change	2026	2025	Change	2026	2025	Change
East	1,432	2,018	(29.0)%	$930,791	$1,286,197	(27.6)%	$650	$637	2.0%
Central	675	1,082	(37.6)%	358,424	640,443	(44.0)%	531	592	(10.3)%
West	1,358	1,968	(31.0%)	1,013,612	1,434,734	(29.4)%	746	729	2.3%
Total	3,465	5,068	(31.6)%	$2,302,827	$3,361,374	(31.5)%	$665	$663	0.3%
(1) Sales order backlog represents homes under contract for which revenue has not yet been recognized at the end of the period (including homes sold but not yet started). Some of the contracts in our sales order backlog are subject to contingencies including mortgage loan approval and buyers selling their existing homes, which can result in cancellations.
Total sold homes in backlog and total sales value decreased by 31.6% and 31.5% at March 31, 2026 compared to March 31, 2025, respectively. Overall, we had lower opening backlog in 2026 compared to the prior year as well as fewer net sales orders in the current quarter compared to prior year quarter. In addition, more quick move-in homes sold and closed during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, which further contributed to the decrease in company-wide sales order backlog. All operating segments improved construction cycle times in the current quarter which further contributed to the decrease in sales order backlog. Despite the decrease year over year, sales order backlog of 3,465 units increased approximately 23% from 2,819 units in backlog at December 31, 2025.

Home Closings Revenue, Net

	Three Months Ended March 31,
	Homes Closed			Home Closings Revenue, Net			Average Selling Price
(Dollars in thousands)	2026	2025	Change	2026	2025	Change	2026	2025	Change
East	869	1,110	(21.7)%	$469,061	$625,714	(25.0)%	$540	$564	(4.3%)
Central	558	883	(36.8)%	271,158	477,494	(43.2)%	486	541	(10.2)%
West	841	1,055	(20.3)%	571,202	726,860	(21.4)%	679	689	(1.5)%
Total	2,268	3,048	(25.6)%	$1,311,421	$1,830,068	(28.3)%	$578	$600	(3.7)%

The number of homes closed and home closings revenue, net decreased by 25.6% and 28.3%, respectively, for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease was generally due to lower opening backlog in 2026 compared to the prior year which unfavorably impacted home closing units. In addition, in the prior year, our percentage of homes closed favored quick move-in homes compared to to-be-built homes, however, we have recently shifted our strategy to decrease our quick move-in units and increase our to-be-built units. This strategy shift further contributed to the decrease in the number of homes closed as we rebalanced our sales mix.

Segment Home Closings Gross Margins and Adjusted Gross Margins
The following table sets forth a reconciliation of adjusted home closings gross margin to GAAP home closings gross margin on a segment basis (see “Non-GAAP Measures” above for additional information about our use of non-GAAP measures).

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	East		Central		West		Consolidated
(Dollars in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Home closings revenue, net	$469,061	$625,714	$271,158	$477,494	$571,202	$726,860	$1,311,421	$1,830,068
Cost of home closings	365,950	473,553	217,030	361,657	466,720	556,150	1,049,700	1,391,360
Home closings gross margin	$103,111	$152,161	$54,128	$115,837	$104,482	$170,710	$261,721	$438,708
Inventory impairment charges	768	14,878	—	—	7,414	—	8,182	14,878
Adjusted home closings gross margin	$103,879	$167,039	$54,128	$115,837	$111,896	$170,710	$269,903	$453,586
Home closings gross margin %	22.0%	24.3%	20.0%	24.3%	18.3%	23.5%	20.0%	24.0%
Adjusted home closings gross margin %	22.1%	26.7%	20.0%	24.3%	19.6%	23.5%	20.6%	24.8%
Consolidated home closings gross margin was 20.0% for the three months ended March 31, 2026 and 24.0% for the three months ended March 31, 2025. The decrease in home closings gross margin in the current quarter compared to the same period in the prior year is primarily due to an increase in discounts and financing incentives, coupled with a decrease in lot premium revenue for all segments. As a percentage of base home closings revenue, discounts and incentives increased 330 basis points in the current year period compared to the prior year period. Furthermore, quick move-in homes represented 69% of the homes closed in the first quarter of 2026 compared to 58% in the first quarter of 2025. Such homes typically provide a lower gross margin compared to to-be-built homes. Similar to quick move-in homes, multi-family units provide a lower gross margin than single family units and the gross margin on multi-family units also decreased in the three months ended March 31, 2026 compared to the same period in 2025. In addition, for the three months ended March 31, 2026, the East and West regions were negatively impacted by approximately $0.8 million and $7.4 million of inventory impairment charges across certain communities, respectively. The East segment was negatively impacted by $14.9 million of inventory impairment charges for the three months ended March 31, 2025.
Financial Services
The following is a summary for the periods presented of our financial services income before income taxes as well as supplemental data:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change
Mortgage services revenue	$40,669	$40,357	0.8%
Title services and other revenues	8,595	10,836	(20.7)%
Total financial services revenue	49,264	51,193	(3.8%)
Financial services net income from unconsolidated entities	4,578	3,096	47.9%
Total revenue	53,842	54,289	(0.8%)
Financial services expenses	24,451	28,321	(13.7%)
Financial services income before income taxes	$29,391	$25,968	13.2%
Total originations:
Number of Loans	1,513	2,121	(28.7%)
Principal	$698,205	$992,299	(29.6%)
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
Supplemental data:
Average FICO score	750	751
Funded origination breakdown:
Government (FHA,VA,USDA)	28.2%	23.7%
Other agency	69.2%	73.4%
Total agency	97.4%	97.1%
Non-agency	2.6%	2.9%
Total funded originations	100.0%	100.0%
Total financial services revenue decreased by 3.8% to $49.3 million for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease was primarily due to a decrease in the number of loans originated, offset by an increase in revenue earned on the sale of loans.
Sales, Commissions and Other Marketing Costs
Sales, commissions and other marketing costs as a percentage of home closings revenue, net increased to 6.9% from 6.0% for the three months ended March 31, 2026 compared to the same period in the prior year. Variable expenses such as commission costs decreased in the current quarter compared to the same period in the prior year, but total sales commissions and other marketing costs as a percentage of home closings revenue, net increased as a result of fixed marketing costs and less leverage from home closings revenue, net.
General and Administrative Expenses
General and administrative expenses as a percentage of home closings revenue, net, increased to 4.5% from 3.7% for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily due to the deleverage from home closings revenue, net.
Net Income from Unconsolidated Entities
Net income from unconsolidated entities was $2.9 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net income from unconsolidated entities was primarily due to increases in income from our joint ventures related to our financial services segment. This increase was partially offset by decreases in income from our joint venture related to our Build-to-Rent operations which is still in the ramp-up phase.
Interest Expense, Net
Interest expense, net was $11.2 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase in interest expense, net was primarily due to an increase in the number and size of our land banking arrangements. At March 31, 2026 we had approximately ten thousand lots in land banking arrangements related to our home building operations compared to approximately seven thousand at March 31, 2025. Lots acquired through land banking arrangements typically incur more non-capitalizable interest than lots acquired through other means.
Income Tax Provision
The effective tax rate for the three months ended March 31, 2026 was 23.2%, compared to 23.3% for the same period in 2025. For the three months ended March 31, 2026, the effective tax rate differed from the U.S. federal statutory income tax rate primarily due to state income taxes, excess tax benefits from share-based compensation, and non-deductible executive compensation.

Our income tax rate for the first quarter of 2026 was marginally lower than the same period last year primarily due to an increase in excess tax benefits from share-based compensation, offset by an increase in state taxes.
Net Income
Net income and diluted earnings per share for the three months ended March 31, 2026 were $98.6 million and $1.01, respectively. Net income and diluted earnings per share for the three months ended March 31, 2025 were $213.5 million and $2.07, respectively. The decreases in net income and diluted earnings per share from the prior year were primarily attributable to lower home closings revenue, net and lower gross margin dollars driven by fewer homes closed.

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Liquidity
We finance our operations through the following:

•Cash generated from operations; •Borrowings under our Revolving Credit Facility; •Various series of senior notes;
•Mortgage warehouse facilities;
•Project-level real estate financing (including non-recourse loans, land banking arrangements, and joint ventures); and
•Performance, payment and completion surety bonds, and letters of credit.

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
The table below summarizes our total cash and liquidity as of the dates indicated (in thousands):

	As of
(Dollars in thousands)	March 31, 2026	December 31, 2025
Total cash, excluding restricted cash	$652,933	$850,037
Revolving Credit Facility availability	1,000,000	1,000,000
Letters of credit outstanding	(94,803)	(72,109)
Revolving Credit Facility availability	905,197	927,891
Total liquidity	$1,558,130	$1,777,928

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
Cash Flow Activities
Operating Cash Flow Activities
Our net cash used in operating activities was $10.4 million for the three months ended March 31, 2026 compared to net cash provided by operating activities of $77.2 million for the three months ended March 31, 2025. The increase in cash used in operating activities was primarily due to a decrease in net income, an increase in spend in real estate inventory and land deposits, as well as a decrease in income taxes payable. These items were partially offset by the change in accounts payable, accrued expenses and other liabilities.
Investing Cash Flow Activities
Net cash used in investing activities was $18.1 million for the three months ended March 31, 2026 compared to $45.1 million for the three months ended March 31, 2025. The decrease in cash used in investing activities was due to a decrease in investments of capital into unconsolidated entities, partially offset by a net increase in purchases of fixed-maturity and equity securities.

Financing Cash Flow Activities
Net cash used in financing activities was $169.2 million for the three months ended March 31, 2026 compared to $141.2 million for the three months ended March 31, 2025. The increase in cash used in financing activities was primarily due to an increase in the repurchase of our Common Stock and higher repayments on loans payable and other borrowings.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt Instruments
For information regarding our debt instruments, including the terms governing our senior notes and our Revolving Credit Facility, see Note 7 - Debt to the unaudited Condensed consolidated financial statements included in this quarterly report.
Off-Balance Sheet Arrangements as of March 31, 2026
Investments in Land Development and Homebuilding Joint Ventures or Unconsolidated Entities
We participate in strategic land development and homebuilding joint ventures with related and unrelated third parties. Our participation with these entities, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on terms that are as favorable. Our partners in these joint ventures historically have been land owners/developers, other homebuilders and financial or strategic partners. Joint ventures with land owners/developers have given us access to sites owned or controlled by our partners. Joint ventures with other homebuilders have provided us with the ability to bid jointly with our partners for large or expensive land parcels. Joint ventures with financial or strategic partners have allowed us to combine our homebuilding expertise with access to our partners’ capital.
For the three months ended March 31, 2026 and 2025, total cash investments of capital into unconsolidated joint ventures were $6.5 million and $36.6 million, respectively, which are carried on our balance sheet.
Land Option Contracts and Land Banking Agreements
We are subject to the usual obligations associated with entering into contracts (including land option contracts and land banking arrangements) for the purchase, development, and sale of real estate in our routine business. We have a number of land purchase option contracts and land banking agreements, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and the creditors of the property owner generally have no recourse to the Company. Our obligations with respect to such contracts are generally limited to the forfeiture of the related non-refundable cash deposits and/or letters of credit provided to obtain the options. The aggregate purchase price for land under these contracts was $3.4 billion at both March 31, 2026 and December 31, 2025.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026 compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our operations are interest rate sensitive. We monitor our exposure to changes in interest rates and incur both fixed rate and variable rate debt. At March 31, 2026, approximately 96% of our debt was fixed rate and 4% was variable rate. None of our market sensitive instruments were entered into for trading purposes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but may affect our future earnings and cash flows, and may also impact our variable rate borrowing costs, which principally relate to any borrowings under our Revolving Credit Facility and to borrowings by TMHF under its various mortgage warehouse facilities. As of March 31, 2026, we had no outstanding borrowings under our Revolving Credit Facility. We had approximately $905.2 million of additional availability for borrowings under such facility including $305.2 million of additional availability for letters of credit as of March 31, 2026 (giving effect to $94.8 million of letters of credit outstanding as of such date). The agreements governing our Revolving Credit Facility and mortgage warehouse facilities use the Secured Overnight Financing Rate (SOFR) as the basis for determining interest rates.
We are required to offer to purchase all of our outstanding senior unsecured notes, as described in Note 7 - Debt to the Consolidated financial statements in our Annual Report, at 101% of their aggregate principal amount plus accrued and unpaid interest upon the occurrence of specified change of control events. Other than in those circumstances, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, we would not expect interest rate risk and changes in fair value to have a significant impact on our cash flows related to our fixed rate debt until such time as we are required to refinance, repurchase or repay such debt.
The following table sets forth principal payments by scheduled maturity and effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2026. The interest rate for our variable rate debt represents the interest rate on our mortgage warehouse facilities. Because the mortgage warehouse facilities are secured by certain mortgage loans held for sale which are typically sold within approximately 20 - 30 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Expected Maturity Date
(In millions, except percentage data)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed Rate Debt	$180.2	$122.8	$549.6	$255.8	$538.0	$615.7	$2,262.1	$2,257.1
Weighted average interest rate(1)	3.9%	3.9%	5.3%	3.9%	5.4%	5.3%	5.0%
Variable Rate Debt(2)	$90.9	$—	$—	$—	$—	$—	$90.9	$90.9
Weighted average interest rate	5.2%	—%	—%	—%	—%	—%	5.2%
(1) Represents the weighted average coupon rate of interest on the full principal amount of the debt.
(2) Based upon the amount of variable rate debt outstanding at March 31, 2026, and holding the variable rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $0.9 million per year.
TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 4. CONTROLS AND PROCEDURES
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, as of March 31, 2026 our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our reports filed or submitted with the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 11, 2026, we announced that our Board of Directors authorized a renewal of the Company's stock repurchase program which permits the repurchase of up to $1.0 billion of the Company’s Common Stock from the renewal date through December 31, 2027 and replaced the prior authorization. As of March 31, 2026, we had approximately $862.6 million of available capacity remaining under the repurchase program. Repurchases of the Company's Common Stock under the program will occur from time to time, if at all, in open market purchases, privately negotiated transactions or other transactions. The stock repurchase program is subject to prevailing market conditions and other considerations, including our liquidity, the terms of our debt instruments, legal requirements, planned land investment and development spending, acquisition and other investment opportunities and ongoing capital requirements. The program does not require the Company to repurchase any specific number of shares of Common Stock, and the program may be suspended, extended, modified or discontinued at any time.

The table below sets forth information regarding repurchases by the Company of its Common Stock during the quarter ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1 to January 31, 2026	193,396	$59.02	193,396	$517,663
February 1 to February 28, 2026(1)	357,154	66.45	357,154	976,997
March 1 to March 31, 2026	1,906,523	60.02	1,906,523	862,565
Total	2,457,073	$60.88	2,457,073	$862,565
(1) $1.0 billion renewal of the Company's stock repurchase program occurred on February 11, 2026. The unused balance from the previous authorization was cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On March 18, 2026, Sheryl Palmer, Chairman of our Board of Directors and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Such trading plan provides for an aggregate sale of up to 100,000 shares of Common Stock. Ms. Palmer's trading plan is scheduled to terminate on December 22, 2026, subject to early termination if all transactions under the trading plan are completed or upon certain specified events set forth therein.
On March 20, 2026, David Merritt, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Such trading plan provides for an aggregate sale of up to thirty percent of the shares of Common Stock underlying Mr. Merritt’s 62,298 deferred stock units scheduled to settle within 30 days following his retirement from the Board at the Company’s 2026 Annual Meeting of Stockholders. Mr. Merritt’s trading plan is scheduled to terminate on March 19, 2027, subject to early termination if all transactions under the trading plan are completed or upon certain specified events set forth therein.
During the three months ended March 31, 2026 none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

TAYLOR MORRISON HOME CORPORATION 10-Q

PART II — OTHER INFORMATION

TAYLOR MORRISON HOME CORPORATION 10-Q

ITEM 6. EXHIBITS
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

3.2	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Sheryl D. Palmer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Curt VanHyfte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (and contained in Exhibit 101).

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

TAYLOR MORRISON HOME CORPORATION
Registrant
DATE:	April 22, 2026
/s/ Sheryl D. Palmer
Sheryl D. Palmer
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Curt VanHyfte
Curt VanHyfte
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Terracciano
Joseph Terracciano
Chief Accounting Officer (Principal Accounting Officer)
TAYLOR MORRISON HOME CORPORATION 10-Q